Form 10-K
period 2000-12-31
HANCOCK JOHN LIFE INSURANCE CO
filed 2001-03-30
CIK 917406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

               |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2000
                          COMMISSION FILE NO. 333-45862

                       JOHN HANCOCK LIFE INSURANCE COMPANY
             (Exact name of registrant as specified in its charter)

         MASSACHUSETTS                                            04-1414660
(State or other jurisdiction of                                (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                               John Hancock Place
                              Post Office Box 0111
                           Boston, Massachusetts 0111
                                 (617) 572-6000
               (Address, including zip code, and telephone number,
        including area code, of Registrant's principal executive offices)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
     Title of each class           Name of each exchange on which registered

                                      NONE
--------------------------------------------------------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|. Not Applicable.

The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with reduced disclosure format.

At February 28, 2001 there were outstanding 1,000 shares of the registrant's common stock, $10,000 par value per share of the registrant, all of which are owned by John Hancock Financial Services, Inc.

                                    Contents

   FORWARD-LOOKING STATEMENTS..................................................3

PART I.........................................................................4

   ITEM 1. BUSINESS OF JOHN HANCOCK LIFE INSURANCE COMPANY.....................4
   ITEM 1A. EXECUTIVE OFFICERS OF THE REGISTRANT..............................35
   ITEM 2. PROPERTIES.........................................................36
   ITEM 3. LEGAL PROCEEDINGS..................................................36
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................37

PART II.......................................................................37

   ITEM 5. MARKET FOR JOHN HANCOCK LIFE INSURANCE COMPANY
            COMMON STOCK AND RELATED STOCKHOLDER MATTERS......................37
   ITEM 6. SELECTED FINANCIAL DATA ...........................................37
   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF SEGMENTOPERATIONS.........................37
   ITEM 7A. QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK........75
   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................78
   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE................................78

PART III......................................................................78

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF JOHN HANCOCK LIFE INSURANCE
             COMPANY..........................................................
   ITEM 11. EXECUTIVE COMPENSATION............................................78
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.......................................................78
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................78

PART IV.......................................................................78

   ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON
             FORM 8-K.........................................................78

We qualify under the conditions set forth in General Instructions I(1)(a) and
(b) of Form 10-K and are therefore filing this Form 10-K with reduced disclosure format. Accordingly, Items 4, 10, 11, 12 and 13 are not included in this Form 10-K.

   Forward-Looking Statements

     The statements, analyses, and other information contained herein relating to trends in the Company's operations and financial results, the markets for the Company's products, the future development of the Company's business, and the contingencies and uncertainties to which the Company may be subject, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "will," "should," "may," and other similar expressions, are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning future events and their effects on the Company and may not be those anticipated by management. John Hancock's actual results may differ materially from the results anticipated in these forward-looking statements.

     These forward-looking statements are subject to risks and uncertainties including, but not limited to, the risks that (1) a significant downgrade in our ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm our ability to market our products, (2) elimination of Federal tax benefits for our products and other changes in laws and regulations (including in particular the possible amendment or repeal of the Federal Estate Tax) which the Company expects would adversely affect sales of our insurance and investment advisory products, (3) Massachusetts insurance law may restrict the ability of John Hancock Variable Life Insurance Company to pay dividends to us, (4) we face increasing competition in our retail and institutional businesses from mutual fund companies, banks and investment management firms as well as from other insurance companies, (5) a decline or increased volatility in the securities markets, and other economic factors, may adversely affect our business, particularly our variable life insurance, mutual fund, variable annuity and investment business, (6) our life insurance sales are highly dependent on a third party distribution relationship, (7) interest rate volatility may adversely affect our profitability, (8) our net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies or redeem shares of our open-end mutual funds, (9) the independent directors of our variable series trusts and of our mutual funds could reduce the compensation paid to us or could terminate our contracts to manage the funds, (10) under our Plan of Reorganization, we were required to establish the "closed block" a special arrangement for the benefit of a group of our policyholders and we may have to fund deficiencies in our closed block, and any overfunding of the closed block will benefit only the holders of policies included in the closed block, not any affiliate, or our stockholder, (11) we will face losses if the claims on our insurance products, or reductions in rates of mortality on our annuity products, are greater than we projected, (12) we face risks relating to our investment portfolio, (13) we may experience volatility in net income due to changes in standards for accounting for derivatives, (14) we are subject to risk-based capital requirements and possible guaranty fund assessments, (15) the National Association of Insurance Commissioners' codification of statutory accounting practices will adversely affect our statutory surplus, (16) we may be unable to retain personnel who are key to our business, (17) we face risks from assumed reinsurance business in respect of personal accident insurance and the occupational accident component of workers compensation insurance, (18) litigation and regulatory proceedings may result in financial losses, harm our reputation and divert management resources, and (19) we face unforeseen liabilities arising from our acquisitions and dispositions of businesses.

     Readers are also directed to other risks and uncertainties discussed, as well as to further discussion of the risks described above, in other documents that may be filed by the Company with the United States Securities and Exchange Commission from time to time. The Company specifically disclaims any obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.

PART I

ITEM 1. Business of John Hancock Life Insurance Company

     The Board of Directors of John Hancock Mutual Life Insurance Company unanimously adopted a Plan of Reorganization effective February 1, 2000 and John Hancock Mutual Life Insurance Company converted from a mutual life insurance company to a stock life insurance company, John Hancock Life Insurance Company, or John Hancock, and became a wholly-owned subsidiary of John Hancock Financial Services, Inc. Also on February 1, 2000, John Hancock Financial Services, Inc. completed an initial public offering of 102,000,000 shares of its common stock, par value $0.01 per share.

     Founded in 1862, John Hancock today is one of the nation's leading financial services companies, providing a broad array of insurance and investment products and services to retail and institutional customers, primarily in North America.

     We operate our business in five segments. Two segments primarily serve retail customers, and two segments serve institutional customers. Our fifth segment is the Corporate and Other Segment.

     Our retail segments are the Protection Segment and the Asset Gathering Segment. The Protection Segment offers variable life, universal life, whole life, term life, and individual and group long-term care insurance products. The Asset Gathering Segment offers variable and fixed, deferred and immediate annuities, and mutual funds. Our retail business also includes our retail distribution and customer service operations.

     According to the latest publicly available data, with respect to the United States, the Company is the twelfth largest writer of individual life insurance based on new and recurring individual life sales and the eighth largest writer of individual variable universal life insurance. We believe we are the fourth largest writer of individual long-term care insurance and the top provider of group long-term care insurance based on total premiums in force. As of September 30, 2000, we were the 26th largest writer of individual annuity contracts, based on LIMRA sales data. Our mutual fund subsidiary ranked 29th among U.S. asset managers in terms of total long-term, open-end assets under management as of December 31, 2000.

     Our institutional segments are the Guaranteed and Structured Financial Products Segment and the Investment Management Segment. The Guaranteed and Structured Financial Products Segment offers a wide variety of spread-based and fee-based investment products and services, most provide the customer with some form of guaranteed return. The Investment Management Segment consists of investment management services and products marketed to institutions. This business is primarily fee-based and investment management products generally do not offer guarantees.

     As of December 31, 2000, our total assets under management was $125.2 billion, which includes $31.7 billion of assets invested in the Company's retail mutual funds and total shareholder's equity, excluding net unrealized capital gains on securities, was $5.3 billion as of December 31, 2000. In addition, John Hancock generated $7.1 billion in revenues and $840.1 million in net income in 2000.

Protection Segment

Overview

     Through our Protection Segment, we offer a variety of non-traditional and traditional life insurance products and individual and group long-term care insurance products. Our non-traditional life insurance products include variable life and universal life insurance. Our traditional life insurance products include whole life insurance and term life insurance.

     The Protection Segment has traditionally been our largest business segment, contributing 34.2.%, 37.6% and 40.0% of consolidated operating revenues and 33.9%, 30.9% and 33.6% of consolidated segment after-tax operating income in the years ended December 31, 2000, 1999 and 1998, respectively. The Protection Segment generated revenues of $2,873.2, $2,756.9 and $2,667.6 million and after-tax operating income of $252.2, $188.7 and $166.1 million in 2000, 1999, and 1998 respectively. The Protection Segment has achieved the following financial results for the periods indicated:

                                                  As of or for the Year Ended December 31,
                                                  ----------------------------------------
                                                       2000        1999         1998
                                                    ---------   ---------    ---------
                                                              (in millions)
Sales (new premiums and deposits):
Non-traditional life--excluding COLI and BOLI (1)
     Variable life ...............................  $   152.5   $   130.6    $   103.9
     Universal life ..............................       18.4        16.4         20.3
Traditional life--excluding COLI (1)
     Whole life ..................................        8.4        18.9         18.8
     Term life ...................................       36.3        24.0         22.9
COLI and BOLI
     Variable life--COLI .........................       38.6        23.6         53.5
     Universal life--COLI ........................       14.8         3.3         23.5
     Whole life--COLI ............................         --          --          1.2
     Universal life--BOLI ........................        0.8          --         12.4
Individual long-term care (2) ....................       73.9        70.9         56.8
Group long-term care (3) .........................        6.1         6.3          3.8
                                                    ---------   ---------    ---------
          Total ..................................  $   349.8   $   294.0    $   317.1
                                                    =========   =========    =========

Assets:
Non-traditional life .............................  $10,433.5   $10,195.5    $ 8,713.2
Traditional life .................................   13,861.7    13,716.7     16,412.4
Individual long-term care ........................    2,227.2     1,002.2        735.3
Group long-term care .............................      480.6       466.0        400.2
Other ............................................       46.9        36.5         23.2
Intra-segment eliminations .......................         --       (44.8)      (600.1)
                                                    ---------   ---------    ---------
          Total ..................................  $27,049.9   $25,372.1    $25,684.2
                                                    =========   =========    =========

(1) Individual life insurance sales exclude (a) excess premiums, which are premiums that build cash value but do not purchase face amounts of insurance on variable life and universal life insurance products and (b) premiums on corporate owned life insurance (COLI) and bank owned life insurance (BOLI) policies covering more than 200 lives. Sales include 10% of single premium payments on universal and whole life insurance products.

(2) Individual long-term care sales include only LIMRA sales for all period presented.

(3) Group long-term care sales include only sales made to new employer groups initially effective in the year. Re-enrollments on existing accounts, sales constituting increased coverage to existing insureds, sales to non-employer groups and sales to new employees added to a group are excluded.

Products and Markets

     The trend in the individual life industry has shifted towards variable life insurance products and away from traditional whole life products. This is reflected in our life insurance sales growth, which has come principally from sales of variable, universal and term life insurance, while sales of traditional whole life insurance have declined. By diversifying from traditional whole life insurance products to term life insurance products and investment-oriented savings products demanded by today's consumer, we have generated strong business and earnings growth. The Company's new sales of individual life insurance (excluding COLI and BOLI) in 2000 were 71% variable life, 9% universal life and 20% was traditional life. Term life sales represented 81% of traditional life product sales for the year ended December 31, 2000.

     Individual Life Insurance. We believe there are two distinct groups of consumers for our individual life insurance products: relationship-oriented consumers; those with complex buying needs willing to pay a premium for professional advisors, and self-directed consumers; those with simpler product needs who are price sensitive and will initiate their own insurance as needs arise. We market our variable, universal and whole life insurance products to relationship-oriented consumers. We market our term life insurance products to relationship-oriented consumers, as well as to self-directed consumers through direct distribution in e-commerce.

     o Variable Life Insurance. Our primary variable life insurance product is variable universal life insurance. This product provides life insurance coverage and an investment return linked to an underlying portfolio of investments chosen by the policyholder. Our variable life insurance product portfolio includes joint (second-to-die) and corporate owned life insurance products, as well as single life policies. Second-to-die products are typically used for estate planning purposes and insure two lives rather than one, with the policy proceeds paid after the death of both insured individuals. Corporate owned life insurance products are sold to corporations to fund special deferred compensation plans and benefit programs for key employees. We were among the first insurance companies to offer variable life insurance products, beginning in 1980, and we believe the length of our experience in this market is a competitive strength. In 2000, we introduced an innovative new product called Unison, which is a variable life insurance policy with a long-term care rider.

     o Universal Life Insurance. Our universal life insurance products provide life insurance coverage and cash value that increases based on a credited interest rate which is periodically reset. These policies generally permit policyholders to use any increase in cash value to vary the amount of insurance coverage and the timing and amount of premium payments. Our universal life insurance product portfolio also includes corporate owned life insurance and bank owned life insurance products which are sold to banks to fund post-retirement employee benefit plan liabilities. We participate in the bank owned life insurance market selectively, as special sales opportunities arise.

     o Traditional Life Insurance Products. Our traditional life insurance products include single life and joint life (second-to-die) whole life insurance, and term life insurance. Participating whole life insurance combines a death benefit with a cash value that generally increases gradually in amount over a period of years, and typically pays a policy dividend. Term life insurance provides only a death benefit, does not build up cash value, and does not pay a dividend.

     Long-Term Care Insurance. We entered the individual long-term care insurance (LTC) market in 1987 and the group long-term care insurance market in 1988. Our long-term care insurance products provide protection against the large and escalating costs of home health care, assisted living, and nursing home care. With the aging population, the expected inability of government entitlement programs to meet retirement needs, and a growing public awareness of long-term care insurance, we believe there is excellent growth potential for the long-term care insurance market. Our long-term care insurance products are reimbursement products, which provide benefits only for documented nursing home or health care expenses. These products are sold on a guaranteed renewable basis, meaning that we are required to renew the policies each year as long as the premium is paid. However, this also gives us the ability to reset the price of the product prospectively, if needed. Our claims history on these products has been favorable relative to our pricing assumptions.

     On March 1, 2000, we completed the acquisition of the individual long-term care insurance business of Fortis, Inc. This acquisition increased by about 50% (as measured by total premiums and number of policies in force) the total size of our individual long-term care insurance business, boosting our market share to 12% from 8%.

     o Individual Long-Term Care Insurance. Our individual long-term care insurance products are sold to pre-retirement and retired customers. The insured pays the premium for this product. In 2000, we launched SimpleCare, a streamlined LTC insurance product with a simplified application and approval process sold through the bank channel and through Internet partnerships.

     o Group Long-Term Care Insurance. Our group long-term care insurance products are sold through employer-sponsored plans to employees and retirees, and their eligible relatives. The insured, not the employer, generally pays the premium for this insurance. Following selection of one of our plans by an employer, we market our products directly to the employee base. The principal market for our group long-term care insurance products is companies with over 7,500 employees and retirees. We also pursue smaller employers with 500 or more employees and retirees in selected industries.

The following table demonstartes total statutory premiums and deposits, which is the premium we report on the annual statements we file with insurance regulators, life insurance in force and GAAP reserves for our individual life insurance and long-term care products. In addition to premium from sales of new policies and long-term care insurance products, which we refer to as "sales," statutory premiums and deposits includes revenues from renewals of policies, 10% of single premium payments, and premiums from reinsurance assumed by us. We deduct from this measure the premiums that we cede to our reinsurers. Statutory premiums and deposits differ from GAAP premiums because GAAP requires that premiums on variable and universal life insurance products be accounted for using deposit accounting. Deposit accounting excludes the premiums received on these products and generally shows the fees earned from the products as revenues.

                             Selected Financial Data
                  Individual Life and Long-Term Care Insurance

                                        As of or for the Year Ended December 31,
                                        ----------------------------------------
                                             2000         1999         1998
                                          ----------   ----------   ----------
                                                      (in millions)
Total statutory premiums and deposits:
Variable life .........................   $    922.0   $    829.8   $    810.8
Universal life (1) ....................        173.5        117.9        436.8
Traditional life ......................        965.5      1,043.6      1,051.3
Individual long-term care .............        276.7        195.3        171.3
Group long-term care ..................         14.7         18.9         31.0
                                          ----------   ----------   ----------
     Total ............................   $  2,352.4   $  2,205.5   $  2,501.2
                                          ==========   ==========   ==========
Life insurance in force:
Variable life .........................   $ 57,716.2   $ 56,691.1   $ 52,552.9
Universal life ........................      9,085.6      8,967.2      8,511.0
Traditional life ......................     66,989.3     57,284.8     52,122.6
                                          ----------   ----------   ----------
     Total ............................   $133,791.1   $122,943.1   $113,186.5
                                          ==========   ==========   ==========
GAAP Reserves:
Variable life .........................   $  6,517.1   $  6,560.0   $  5,407.5
Universal life ........................      2,268.7      2,065.7      1,930.3
Traditional life ......................     10,030.6      9,786.3      9,386.0
Individual long-term care .............      1,317.3        658.0        473.4
Group long-term care ..................        403.4        334.3        275.2
                                          ----------   ----------   ----------
     Total ............................   $ 20,537.1   $ 19,404.3   $ 17,472.4
                                          ==========   ==========   ==========

(1) Includes bank owned life insurance premiums of $52.5 million and $340.0 million for the years ended December 31, 2000, and 1998. There were no bank owned life insurance premiums for the year ended December 31, 1999.

Distribution

     Protection products are distributed through multiple distribution channels, including our career agency system, which we integrated into our distribution subsidiary, Signator Financial Network ("Signator"), M Financial Group, independent broker/dealers, a private label arrangement, banks and directly to consumers, via the Internet and over the phone. Typically we employ separate sales efforts for each product. However, we also attempt to optimize our distributor relationships by selling complementary products where the needs of the consumer call for them. The Protection Segment's distribution channels include the following:

     Signator. Signator, created in 1999, is a separate distribution subsidiary. Signator provides highly tailored financial planning tools and market support and enables our agents to sell products of competing insurance companies. This subsidiary is structured to enable us to recruit, develop and retain top producers. Within Signator we include both our Signator General Agency (GA) and Signator Brokerage channels. Signator Brokerage includes GA Brokerage and Direct Brokerage. We have seen growth in sales from the brokerage channel as more agencies are developing dedicated brokerage structures as part of their overall business model and our expansion into the direct brokerage channel. The Signator General Agency system includes approximately 2,400 sales personnel. We believe that over time Signator will enable us to continue growing revenues, while reducing unit expenses.

     M Financial Group. M Financial Group is a national producer group founded in 1978 comprised of approximately 105 life insurance producing firms with approximately 425 individual producers operating exclusively in the upper end of the wealth transfer and executive benefit markets. We believe John Hancock has been either the first or second largest provider of life insurance products to the M Financial Group in each of the past three years, although the member firms also sell the products of other prominent U.S. life insurance companies. For the year 2000 we believe we were the largest provider.

     We have jointly developed a proprietary life insurance product line with M Financial Group to meet the distinct requirements of its producers. We also offer four proprietary investment options of M Fund, Inc. on all variable life insurance products sold by M Financial Group members, in addition to the investment options supported by the variable series trust (VST). Near the end of 2000 we were the first provider to roll out Magnastar, M Group's proprietary private placement life insurance product, co-manufactured by M Life and John Hancock.

     In addition to these proprietary products, we provide a number of exclusive services to M Financial Group members, including a deferred compensation plan, dedicated sales, underwriting and services teams and participation in special marketing events, as well as M Financial Group sponsored systems and technology initiatives. In addition, M Life Insurance Company shares the insurance risk, through reinsurance, on 50% of most of our policies that its members sell. These products and services and this reinsurance arrangement serve to align M Financial Group producers' incentives with ours.

     During 2000, John Hancock was the only provider to extend debt financing for M Financial Holdings, Inc.'s purchase of one of its own COLI firms, to assist it in the first step of its long-term aggregation process.

     The business generated by M Financial Group producers has experienced lower termination or non-renewal (referred to in the industry as "lapse") and mortality rates than the industry average.

     Independent Broker/Dealers. We have selling agreements for individual long-term care insurance products with over 45 independent broker/dealer organizations. In addition, our sales through Signator include some life insurance sold by broker/dealers. In 2001, we will be rolling out our Express Ticket process which is an innovative approach to selling long-term care insurance in the broker/dealer community. With Express Ticket the broker completes a simple "one page" order form with the client, John Hancock then handles all follow-on processing. This process frees up the broker's time and removes them from the position of obtaining in-depth personal, financial and medical information from the client.

     Direct distribution. We have developed a direct distribution unit, operating under the "MarketPlace by John Hancock" brand, to complement our traditional sales efforts. Through this unit, we sell our products over the telephone, through direct mail and over the Internet directly to consumers. Consumers can call a toll-free number or go directly to our web site to get information, obtain a quote or start an application. We have built a call center and developed a streamlined application, payment and issue process to support this distribution channel.

     Our e-commerce initiatives include the John Hancock Internet web site, and partnerships with several on-line partners and key aggregators. We offer term life insurance and long-term care products through the e-commerce channel, which allows consumers to begin an insurance application process directly on-line. We have announced our intent to introduce e-variable life and e-annuity products for distribution in the near future.

     Banks. We offer a full line of life and individual long-term care insurance products through banks that have established an insurance sales force. Sales of insurance products in this channel build on our well developed sales of fixed and variable annuity and mutual fund product sales in the bank channel.

     Group sales force. Group long-term care insurance products are marketed by a dedicated sales force located in major cities around the country. The sales force works closely with consultants, brokers, and other intermediaries to generate sales and grow existing accounts.

     Private label arrangements. In 1999, we launched an individual long-term care product which is being sold through another insurer under a private label arrangement. We continue to explore private label arrangements with respect to various other products.

     Signator, the M Financial Group, our independent broker/dealer channel and the bank channel are aimed at relationship-oriented consumers. The direct distribution channel targets self-directed consumers.

The table below shows Protection Segment sales by distribution channel for the periods indicated. Individual life insurance sales exclude excess premiums, which are premiums that build cash value but do not purchase any additional face amount of insurance, on variable life and universal life insurance products and premiums on corporate owned life insurance and bank owned life insurance policies covering more than 200 lives. Sales include 10% of single premium payments on universal life and whole life insurance policies. Group long-term care sales include only sales made to new employer groups initially effective in the year. Re-enrollments on existing accounts, sales constituting increased coverage to existing insureds, and sales to non-employer groups and new employees added to a group are excluded. COLI is sold only by Signator and M Financial Group. BOLI is sold only by Signator.

                Protection Segment Sales by Distribution Channel

                                                 For the Year Ended December 31,
                                                 -------------------------------
                                                     2000     1999     1998
                                                    ------   ------   ------
                                                         (in millions)
Signator:
     Individual life--excluding COLI and BOLI ...   $129.0   $122.9   $111.4
     Individual life--COLI ......................     23.7      8.5      9.1
     Individual life--BOLI ......................      0.8       --     12.4
     Individual long-term care ..................     64.9     63.3     50.7
M Financial Group:
     Individual life--excluding COLI ............     59.9     55.8     48.7
     Individual life--COLI ......................     29.7     18.4     69.1
     Individual long-term care ..................      0.2      0.1      0.1
Independent Broker/Dealers:
     Individual life ............................      3.7      0.5       --
     Individual long-term care ..................      7.3      6.6      5.7
Direct Distribution:
     Individual life ............................     19.5      8.6      4.8
Banks:
     Individual life ............................      3.3      1.7      0.5
     Individual long-term care ..................      1.0      0.7      0.2
Dedicated Sales Force:
     Group long-term care .......................      6.1      6.3      3.8
Other:
     Individual life ............................      0.2      0.4      0.5
     Individual long-term care ..................      0.5      0.2      0.1
Total:
     Individual life--excluding COLI and BOLI ...    215.6    189.9    165.9
     Individual life--COLI and BOLI .............     54.2     26.9     90.6
     Individual long-term care (2) ..............     73.9     70.9     56.8
     Group long-term care .......................      6.1      6.3      3.8

(1) Sales originated through either broker/dealers or independent insurance brokers and reported within the Signator Channel were 55.3%, 45.9% and 40.1% of total Signator individual life insurance sales for the years ended December 31, 2000, 1999 and 1998, respectively. For long-term care insurance for each of these three periods 29.5%, 21.0% and 16.6% of total Signator individual long-term care insurance sales originated through either broker/dealers or independent insurance brokers reported through the Signator Channel.

(2) Individual long-term care sales include only LIMRA sales for all period presented.

Underwriting

     Insurance underwriting involves a determination of the type and amount of risk that an insurer is willing to accept. Underwriting also determines the amount and type of reinsurance levels appropriate for a particular type of risk. By utilizing reinsurance, we can limit our risk and improve product pricing.

     Our underwriting standards for life insurance are intended to result in the issuance of policies that produce mortality experience consistent with the assumptions used in product pricing. Our underwriting is based on our historical mortality experience, as well as the experience of the insurance industry and of the general population. We continually compare our underwriting standards against the industry to mitigate our exposure to higher risk business and to stay abreast of industry trends. For individual long-term care products, we use separate but similar underwriting criteria appropriate to the morbidity risks insured. Our overall profitability depends to a large extent on the degree to which our mortality and/or morbidity experience matches our pricing assumptions. Our life and long-term care insurance underwriters evaluate policy applications on the basis of the information provided by the applicant and others. We have implemented new programs to improve our underwriting process. These include the Telephone Interview Program, implemented in 1999, which permits eligible long-term care clients to be interviewed over the telephone by trained nurses, replacing the collection of a physician's statement in 50% of the cases, leading to lower costs and faster cycle times, without any loss of required underwriting information. We have also implemented the STAR (System to Assess Risk) underwriting system in 2000 to improve the risk assessment process through automation which has resulted in a reduction of cycle times, improved productivity and a reduction of total costs. We are hard at work on the next phase of our underwriting automation projects including on-line conditional approval and reflexive questioning through our tele-application unit to better set client expectations regarding underwriting classification. These initiatives are expected to further reduce our unit costs by eliminating the use of unnecessary underwriting tools and increasing policy taken rates.

     Group long-term care underwriting is conducted on both the employer group level and the individual level. Our group long-term care corporate customers generally offer their employees the opportunity to purchase coverage on a "guaranteed-issue" basis, meaning that all employees are eligible for insurance coverage, and offer individually underwritten coverage to family members. We rely on our experience in underwriting large groups in order to set prices that take into account the underwriting arrangements, the general health conditions of the corporate customers' employees, the specifics of the negotiated plan design, and other demographic and morbidity trends. Group products are written on a guaranteed renewable basis, which permits repricing if necessary.

     Our corporate owned and bank owned life insurance policies covering multiple lives are issued on a guaranteed issue basis, where the amount of insurance issued per life on a guaranteed basis is related to the total number of lives being covered and the particular need for which the product is being purchased. Guaranteed issue underwriting applies to employees actively at work, and product pricing reflects the additional guaranteed issue underwriting risk.

Reserves

     We establish and report liabilities for future policy benefits on our balance sheet to meet the obligations under our insurance policies and contracts. Our liability for variable life insurance and universal life insurance policies and contracts is equal to the cumulative account balances. Cumulative account balances include deposits plus credited interest less expense and mortality fees and withdrawals. Future policy benefits for our traditional life, individual long-term care and group long-term care insurance policies are calculated based on a set of actuarial assumptions that we establish and maintain throughout the lives of the policies. Our assumptions include investment yields, mortality, morbidity and expenses.

Competition

     We face significant competition in all our retail protection businesses. Our competitors include other large and highly rated insurance carriers as well as certain banks, securities brokerage firms, investment advisors and other financial intermediaries marketing annuities and mutual funds. Some of these competitors have greater financial strength and resources and have penetrated more markets. In particular, national banks may become more significant competitors in the future for insurers who sell annuities as a result of recently enacted legislation, the Gramm-Leach-Bliley Act, which permits affiliations among banks, securities firms and insurance companies. For additional information, see the Regulation section, included elsewhere in this Form 10-K. In the e-commerce arena, we also face competition from internet start-up companies and traditional competitors that have established internet platforms.

We believe that we distinguish ourselves from our competitors through the combination of:

     o    our strong and reputable brand name;

     o    our strong financial ratings;

     o our broad range of competitive and innovative products and our ability to create unique product combinations for various distribution channels;

     o the depth of our experience as one of the first companies to offer variable life insurance, individual long-term care insurance and group long-term care insurance;

     o    our brand penetration within each channel of distribution;

     o    our dedication to customer service.

     Competition also exists for agents and other distributors of insurance products. Much of this competition is based on the pricing of products and the agent or distributor compensation structure. We believe that our competitive strengths coupled with the advantages of our Signator network will enable us to compete successfully to attract and retain top quality agents and distributors.

Reinsurance

     We reinsure portions of the risks we assume for our protection products. The maximum amount of individual ordinary life insurance retained by us on any life is $10 million under an individual policy and $20 million under a second-to-die policy. As of January 1, 2001, we have established additional reinsurance programs, which limit our exposure to fluctuations in life claims for individuals for whom the net amount at risk is $3 million or more. In February 2001, the Company announced that it signed letters of intent with two reinsurers covering 50% of its closed block business. The treaties are structured so they will not affect policyholder dividends or any other financial items reported within the closed block, which was established at the time of the Company's demutualization to protect the reasonable dividend expectations of certain participating life insurance policyholders.

By entering into reinsurance agreements with a diverse group of highly rated reinsurers, we seek to control our exposure to losses. Our reinsurance, however, does not discharge our legal obligations to pay policy claims on the policies reinsured. As a result, we enter into reinsurance agreements only with highly rated reinsurers. Nevertheless, there can be no assurance that all our reinsurers will pay the claims we make against them. Failure of a reinsurer to pay a claim could adversely affect our business, financial condition or results of operations.

     For a further description of operating results, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Protection Segment, included elsewhere in this Form 10-K.

Asset Gathering Segment

Overview

     Through our Asset Gathering Segment, we offer individual annuities, mutual fund products and investment management services. Individual annuities include variable and fixed annuities, both immediate and deferred. Mutual fund products primarily consist of open-end mutual funds and closed-end funds. Our investment management services include retirement services, offered principally to 401(k) plans, and the management of institutional pools of capital. In this segment, we also include the results of Signator, John Hancock Signature Services, our servicing subsidiary, First Signature Bank & Trust Company, our limited-service banking subsidiary, and Essex Corporation, one of the nation's largest intermediaries between banks and product manufacturers for annuities.

     The Asset Gathering Segment contributed 14.2%, 14.4% and 15.2% of consolidated operating revenues and 17.3%, 18.9% and 22.5% of consolidated after-tax operating income in the years ended December 31, 2000, 1999 and 1998, respectively. The Asset Gathering Segment generated revenues of $1,195.9, $1,057.3 and $1,015.3 million and after-tax operating income of $128.8, $115.1 and $111.1 million in 2000, 1999 and 1998, respectively. The Asset Gathering Segment has achieved the following financial results for the periods indicated:

                                        As of or for the Year Ended December 31,
                                        ----------------------------------------
                                             2000         1999         1998
                                          ---------    ---------    ---------
                                                    (in millions)
Sales:
Variable annuities (1) ...............    $ 1,145.8    $   847.7    $   882.7
Fixed annuities (1) ..................        880.4        648.6        377.8
John Hancock Funds (2) ...............      5,307.0      3,899.6      6,797.7
                                          ---------    ---------    ---------
     Total ...........................    $ 7,333.2    $ 5,395.9    $ 8,058.2
                                          =========    =========    =========

Assets:
Variable annuities ...................    $ 7,425.3    $ 7,877.6    $ 6,820.5
Fixed annuities ......................      5,988.4      5,693.0      5,140.4
John Hancock Funds ...................        410.5        442.9        502.1
Other ................................        243.0        283.7        252.7
                                          ---------    ---------    ---------
     Total ...........................    $14,067.2    $14,297.2    $12,715.7
                                          =========    =========    =========

Assets Under Management:
Variable annuities ...................    $ 7,116.0    $ 7,598.1    $ 6,569.6
Fixed annuities ......................      5,640.8      5,255.0      4,867.4
John Hancock Funds (3) ...............     31,725.8     32,696.6     34,945.2

(1) Represents statutory annual statement values. Statutory revenues include premiums and deposits on variable and fixed annuities. Statutory premiums and deposits differ from GAAP premiums because GAAP requires that variable and certain fixed annuity products be accounted for using deposit accounting. Deposit accounting excludes from revenue the premiums and deposits received on these products.

(2) Mutual fund and institutional asset sales are defined as new inflows of funds from investors into our investment products. Sales of mutual fund products are recorded on the trade date. Sales of institutional investment products are recorded on the date a firm commitment is established. Sales of retail money market products are not included in 1999 or 1998. If this methodology had been used in prior periods, sales for John Hancock Funds would have been $3,728.5 million and $6,592.9 million for the years ended December 31, 1999 and 1998, respectively.

(3) Includes $2.9 billion, $2.3 billion and $2.6 billion of our general account assets and assets managed for certain John Hancock subsidiaries and assets managed for variable annuities as of December 31, 2000, 1999 and 1998, respectively.

Products and Markets

Annuities

     We offer variable and fixed annuities, immediate and deferred, to a broad range of consumers through multiple distribution channels. Annuities may be deferred, where assets accumulate until the contract is surrendered, the contractholder dies, or the contractholder begins receiving benefits under an annuity payout option; or immediate, where payments begin within one year of issue and continue for a fixed period of time or for life with or without a period certain.

     Variable annuities are separate account products, where the contractholder bears the investment risk and has the right to allocate their funds among various separate investment subaccounts. Our major source of revenues from variable annuities is mortality and expense fees charged to the contractholder, generally determined as a percentage of the market value of the underlying assets under management. We introduced a new variable annuity product line, the Revolution series, in 1999, and became the first in the industry to offer assistance with the cost of long-term care, with no underwriting. Revolution is targeted to the needs of aging consumers who want to accumulate funds for retirement and provide a hedge against the cost of long-term care. Revolution sales comprise 73% of total variable annuity sales for 2000.

     Fixed annuities are general account products, where we bear the investment risk as funds are invested in our general account and a stated interest rate is credited to the contractholders' accounts. Our major source of income from fixed annuities is the spread between the investment income earned on the underlying general account assets and the interest credited to contractholders' accounts.

     Investment management skills are critical to the growth and profitability of our annuity business. In addition to variable annuity products that offer the same fund choices as our variable life insurance products, we also offer variable annuities that offer funds managed by our subsidiaries. Our variable annuity assets are managed by John Hancock Funds, our mutual fund subsidiary, and by Independence Investment Associates, Inc., our internal institutional equity manager. All our fixed annuity assets are managed internally.

     The relative proportion of our total annuity sales represented by fixed and variable annuities is generally driven by the relative performance of the equity and fixed income markets. John Hancock's total annuity deposits were comprised of 43% fixed annuity and 57% variable annuity for the years ended December 31, 2000 and 1999.

The following table presents certain information regarding our annuity reserve activity for the periods indicated:

                            Annuity Reserve Activity

                                                          As of or for the Year Ended December 31,
                                                          ----------------------------------------
                                                               2000         1999         1998
                                                            ---------    ---------    ---------
                                                                       (in millions)
Variable Annuities:
Reserves, beginning of year .............................   $ 7,683.2    $ 6,660.4    $ 5,245.0
     Deposits and other policy credits (1) ..............     1,162.3        847.7        882.7
     Interest credited and investment performance .......      (538.3)       942.1      1,090.9
     Surrenders and benefits ............................      (997.6)      (655.1)      (467.4)
     Product charges ....................................      (126.8)      (111.9)       (90.8)
                                                            ---------    ---------    ---------
Reserves, end of year ...................................   $ 7,182.8    $ 7,683.2    $ 6,660.4
                                                            =========    =========    =========
Fixed Annuities:
Reserves, beginning of year .............................   $ 4,946.4    $ 4,591.3    $ 4,501.8
     Premiums, deposits and other policy credits (1)  ...       899.1        648.6        360.6
     Interest credited ..................................       291.0        262.3        245.0
     Surrenders and benefits ............................      (759.2)      (547.2)      (507.1)
     Product charges ....................................       (11.5)        (8.6)        (9.0)
                                                            ---------    ---------    ---------
Reserves, end of year ...................................   $ 5,365.8    $ 4,946.4    $ 4,591.3
                                                            =========    =========    =========
Total Annuities:
Reserves, beginning of year .............................   $12,629.6    $11,251.7    $ 9,746.8
     Premiums, deposits and other policy credits (1)  ...     2,061.4      1,496.3      1,243.3
     Interest credited and investment performance .......      (247.3)     1,204.4      1,335.9
     Surrenders and benefits ............................    (1,756.8)    (1,202.3)      (974.5)
     Product charges ....................................      (138.3)      (120.5)       (99.8)
                                                            ---------    ---------    ---------
Reserves, end of year ...................................   $12,548.6    $12,629.6    $11,251.7
                                                            =========    =========    =========

(1) Included in this line for the year ended December 31, 2000 are policy credits of $18.7 million for fixed annuity and $16.5 million for variable annuity which were added to annuity reserves as part of the demutualization.

John Hancock Funds

     We offer a variety of mutual fund products and related investment management services through John Hancock Funds. We employ a team style in the management of our funds. These teams manage portfolios in accordance with a variety of specified strategies, which we believe gives us a competitive advantage over competitors, many of whom deploy only one style across a family of funds. As of December 31, 2000, our fixed income and equity research staffs included over 67 portfolio managers and analysts with an average of 16 years of experience. We are recruiting additional investment professionals to enhance our capabilities across both fundamental and quantitative analysis and investment styles. This ongoing commitment to investment research further enables us to develop new products intended to strengthen our fund offerings, across a broad array of investment styles.

     o Mutual Funds. John Hancock Funds offers a broad array of open-end mutual funds and closed-end funds to a broad base of consumers across varying income levels. Open-end mutual funds are subject to redemption at any time by investors. After their initial public offering, the shares of closed-end funds are not subject to redemption, and accordingly represent a more stable base of assets than open-end funds. As of December 31, 2000, 72.7% of our mutual fund assets under management were invested in open-end mutual funds. We also offer our mutual funds as investment options in variable annuities and variable life insurance products. Our product offerings cover both domestic and international equity and fixed-income markets. Three new equity mutual funds were added during 2000: Growth Trends, Focused Relative Value and Multi-Cap Growth.

     o Retirement Services. In 2000 and prior years we offered mutual funds and record-keeping services to 401(k) plan sponsors, primarily small-and mid-size companies, on either a full-service or on an unbundled basis. In March 2001, we sold our full service 401(k) record-keeping business operated out of John Hancock Funds. We will continue to manage the assets of the business, the purchaser will assume the record-keeping and support responsibilities. The business includes approximately 1,300 plans and 160,000 participants.

          We also offer traditional IRA programs and a complete line of retirement products, including: SIMPLE IRA and SIMPLE 401(k) plans for companies with no more than 100 eligible employees and no other qualified plan; Simplified Employee Pensions for companies of any size, including self-employed persons, partnerships and corporations; and Roth IRA plans for individuals.

     o Institutional Pools of Capital. Through institutional funds and private accounts, John Hancock Funds manages assets for public pension plans, high net-worth individuals, corporate pension plans, pooled separate accounts, union pension plans, foundations and endowments.

The following table presents certain information regarding the assets under management by John Hancock Funds for the periods indicated:

                               Asset Flow Summary

                                                    For the Year Ended December 31,
                                                 -----------------------------------
                                                    2000         1999         1998
                                                 ---------    ---------    ---------
                                                            (in millions)
Retail Mutual Funds:
Assets under management, beginning of year ...   $27,842.4    $29,248.7    $26,826.2
     Deposits and reinvestments ..............     5,389.1      4,010.8      6,242.8
     Redemptions and withdrawals .............    (5,540.5)    (6,039.6)    (4,412.8)
     Market appreciation (depreciation) ......      (713.7)     1,051.4      1,044.0
     Fees ....................................      (435.9)      (428.9)      (451.5)
                                                 ---------    ---------    ---------
Assets under management, end of year (1) .....   $26,541.4    $27,842.4    $29,248.7
                                                 =========    =========    =========
Institutional Investment Management:
Assets under management, beginning of year ...   $ 4,854.2    $ 5,696.5    $ 4,575.8
     Deposits and reinvestments ..............       677.1        494.3      2,184.4
     Redemptions and withdrawals .............      (571.2)    (1,561.1)      (907.2)
     Market appreciation (depreciation) ......       237.3        240.3       (132.4)
     Fees ....................................       (13.0)       (15.8)       (24.1)
                                                 ---------    ---------    ---------
Assets under management, end of year .........   $ 5,184.4    $ 4,854.2    $ 5,696.5
                                                 =========    =========    =========
Total:
Assets under management, beginning of year ...   $32,696.6    $34,945.2    $31,402.0
     Deposits and reinvestments ..............     6,066.2      4,505.1      8,427.2
     Redemptions and withdrawals .............    (6,111.7)    (7,600.7)    (5,320.0)
     Market appreciation (depreciation) ......      (476.4)     1,291.7        911.6
     Fees ....................................      (448.9)      (444.7)      (475.6)
                                                 ---------    ---------    ---------
Assets under management, end of year (1) .....   $31,725.8    $32,696.6    $34,945.2
                                                 =========    =========    =========

(1) Retail mutual fund assets under management includes $5.3 billion, $5.4 billion and $5.0 billion in retirement plan assets at December 31, 2000, 1999 and 1998, respectively.

Distribution

     Asset Gathering products are distributed through Signator, independent broker/dealers, banks, directly to state lottery commissions and, both directly and through pension consultants to retirement plan sponsors.

     Signator. Signator, through its broker/dealer and insurance agency subsidiaries, is the primary distribution channel for our variable annuities. We also sell fixed annuities, mutual funds, 401(k) programs and other retirement programs through these entities.

     Broker/Dealers. Broker/dealers, which include regional and national brokerage firms and financial planners, are the primary distribution channel for our mutual funds. Broker/dealers also sell our fixed and variable annuities. We support this distribution channel with an internal network of wholesalers. These wholesalers meet directly with broker/dealers and financial planners and are supported by an extensive home office sales staff.

     Pension Consultants. We market investment management services to pension consultants nationwide who provide advisory services to plan sponsors. Marketing efforts are supported by dedicated client relationship officers who keep clients updated on portfolio performance information.

     Banks. Starting with sales of fixed annuities, we have expanded our offerings through banks to include mutual funds and variable annuities. Starting in 1998, we added additional products to our bank offerings. We believe we are well positioned to take advantage of the growth opportunity we see for multiple product offerings, coupled with added value marketing programs and customized service support for banks.

     Essex Corporation. In January 1999, we purchased Essex Corporation, one of the nation's largest intermediaries between banks and product manufacturers for annuities. Essex Corporation also serves as an intermediary in the distribution of mutual funds. Essex Corporation's primary source of income is commissions on sales of these products.

     Direct Distribution. We are currently offering a variable annuity product through the direct distribution channel where customers may call a toll-free number and obtain an application to purchase the product. In the fourth quarter of 2000, we also launched our e-variable annuity product, which models our term product aggregator strategy, but in the annuity market.

The table below shows Asset Gathering Segment sales by distribution channel for the periods indicated:

              Asset Gathering Segment Sales by Distribution Channel

                                                        For the Year Ended December 31,
                                                        -------------------------------
                                                          2000       1999       1998
                                                        --------   --------   --------
                                                                (in millions)
Broker/Dealers:
     Variable annuities .............................   $  334.7   $  126.5   $  155.8
     Fixed annuities (1) ............................        1.3       37.3       29.3
     Mutual funds ...................................    3,930.3    2,639.2    4,826.3
Signator:
     Variable annuities .............................      653.0      685.1      709.7
     Fixed annuities ................................       80.6       71.2       75.8
     Mutual funds ...................................      616.6      794.9      902.5
Pension Consultants:
      Mutual funds ..................................      596.6      317.8      885.9
Banks:
     Variable annuities .............................      130.0       25.7       14.2
     Fixed annuities (1) ............................      189.7       54.4      255.1
     Mutual funds ...................................      152.8      127.0      183.0
Essex (included with bank channel prior to 1999):
     Variable annuities .............................       24.7        6.9         --
     Fixed annuities ................................      552.3      422.0         --
     Mutual funds ...................................       10.7       20.7         --
Direct Distribution(2) ..............................        0.7        3.5        3.0
Other (2) ...........................................       59.2       63.7       17.6
                                                        --------   --------   --------
  Total .............................................   $7,333.2   $5,395.9   $8,058.2
                                                        ========   ========   ========

(1) Sales generated by a certain financial institution of $139.0 million in 2000 are being reclassified from broker/dealer to banks. If this reclassification were made to prior years, sales of $35.4 million and $29.3 million would have been reclassified from broker/dealer to banks in 1999 and 1998, respectively.

(2) Direct Distribution and Other include single premium immediate annuities, including lottery-related payout contracts, and supplemental contracts involving life contingencies.

Reserves

     We establish and report liabilities for future policy benefits on our balance sheet to meet the obligations under our annuity contracts. Our liability for variable annuity contracts and deferred fixed annuity contracts is equal to the cumulative account balances. Cumulative account balances include deposits plus credited interest or investment earnings less expense and mortality fees, as applicable, and withdrawals. Future policy benefits on our immediate fixed annuity contracts are calculated based on a set of actuarial assumptions that we establish and maintain throughout the lives of the contracts.

Competition

     We face substantial competition in all aspects of our asset gathering business. The annuity business is highly competitive. We compete with a large number of insurance companies, investment management firms, mutual fund companies, banks and others in the sale of annuities. We compete for mutual fund business with hundreds of fund companies. Many of our competitors in the mutual fund industry are larger, have been established for a longer period of time, offer less expensive products, have deeper penetration in key distribution channels and have more resources than us.

     Competition in the asset gathering business is based on several factors. These include investment performance and the ability to successfully penetrate distribution channels, to offer effective service to intermediaries and consumers, to develop products to meet the changing needs of various consumer segments, to charge competitive fees and to control expenses.

     We believe the Asset Gathering Segment is well positioned to increase assets under management in the face of this competition. Our competitive strengths include our ability to:

     o deliver strong investment performance, and enhance this performance by expanding the depth and breadth of fundamental research, portfolio management teams, and investment professionals;

     o    develop new products and expand into new markets; and

     o    provide excellent service to investors and distributors.

Distribution and Service Organizations

     Within the Asset Gathering Segment, we also include our distribution company, Signator, and our servicing subsidiary, John Hancock Signature Services.

     Signator is the holding company for Signator Investors, Inc. and several insurance agencies. Signator Investors, Inc. representatives are able to offer securities and financial advisory products and services including general securities trading, wrap account products and other financial instruments to their clients, including not only John Hancock mutual funds and variable products, but also the products and services of other companies.

     John Hancock Signature Services combines and coordinates customer service functions for life insurance, annuity and mutual fund customers. The services provided by John Hancock Signature Services, Inc. include new business processing, contract change services, claims processing, premium collection and processing, billing, and preparation of annual or quarterly statements. Through this subsidiary, we seek to provide an integrated and comprehensive customer service function on a cost-effective basis. This system permits a customer to have a single point of contact for most servicing needs.

Banking Products and Services

     First Signature Bank & Trust Company is a limited-service bank, which accepts demand deposits but does not make commercial loans. It provides consumer banking products and services to our customers. First Signature Bank & Trust Company had $181.8 and $225.4 million in assets as of December 31, 2000 and 1999, respectively.

     For a further description of operating results, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Gathering Segment, included elsewhere in this Form 10-K.

Guaranteed and Structured Financial Products Segment

Overview

     Through our Guaranteed and Structured Financial Products Segment (G&SFP), we offer a variety of specialized products and services to qualified defined benefit and defined contribution retirement plans, and other domestic and international institutional buyers. Our products include non-guaranteed, partially guaranteed and fully-guaranteed general account and separate account investment options. We distribute these products through home office and regional sales representatives either directly to institutional buyers or indirectly through financial intermediaries, consultants and brokers.

     The G&SFP Segment contributed 28.7%, 27.6% and 26.0% of consolidated operating revenues and 28.5%, 33.0% and 29.5% of consolidated after-tax operating income in the years ended December 31, 2000, 1999 and 1998, respectively. The G&SFP Segment generated revenues of $2,409.4, $2,021.8 and $1,731.2 million and after-tax operating income of $211.6, $201.7 and $145.7 million in 2000, 1999 and 1998, respectively. G&SFP Segment Assets are summarized below:

                                                     As of December 31,
                                                     ------------------
                                                2000         1999         1998
                                             ---------    ---------    ---------
                                                        (in millions)

Assets:
Spread-based products ...................    $20,209.1    $18,096.7    $17,311.6
Fee-based products ......................     10,952.0     12,273.8     12,003.6
                                             ---------    ---------    ---------
                                             $31,161.1    $30,370.5    $29,315.2
                                             =========    =========    =========
Total
Assets Under Management:
Spread-based products ...................    $19,514.6    $17,502.2    $16,808.6
Fee-based products ......................     10,846.1     11,862.8     11,738.0
                                             ---------    ---------    ---------
                                             $30,360.7    $29,365.0    $28,546.6
                                             =========    =========    =========

Products and Markets

     The G&SFP Segment offers spread-based products and fee-based products in a variety of markets. The general account Guaranteed Investment Contract (GIC) has been the predominant product issued in the qualified defined contribution plan market. Single premium and separate account annuities are primarily limited to qualified and non-qualified defined benefit plans. Funding agreements are issued to non-qualified domestic and international institutional investors. By working closely with our customers to develop customized investment programs, we have built a leading market share in several important markets, including general account GICs, funding agreements and single premium annuities.

     Spread-Based Products. Our spread-based products provide a guaranteed rate of return to the customer. We derive earnings on these products primarily from the difference between the investment returns on the supporting assets and the guaranteed returns provided to customers. Our spread-based products include both fund-type products and single premium annuities.

     o    Fund-type products. Our fund-type products consist of the following:

          General account GICs. GICs are annuity contracts that pay a guaranteed rate of return. GICs are primarily marketed to sponsors of tax-qualified retirement plans such as 401(k) plans. The guaranteed rate of return on GICs can be a fixed rate or a floating rate based on an external market index.

          Funding agreements. Funding agreements are investment contracts that pay a guaranteed rate of return. However, funding agreements generally are issued to corporations, mutual funds and other institutional investors and, unlike GICs, are not typically used to fund retirement plans. The guaranteed rate of return on funding agreements can be a fixed rate or a floating rate based on an external market index.

     o Single premium annuities. Single premium annuities are immediate or deferred annuities which commence payment at a specified time, typically retirement. The two most common types of annuities are the straight life annuity, which makes payments for the life of a retired annuitant, and the joint and survivor annuity, which continues to make payments to a spouse after the death of the annuitant.

     The following table illustrates statutory premiums and deposits and assets under management for our spread-based products. Statutory premiums and deposits differ from GAAP premiums because GAAP requires that contributions to general account GICs and funding agreements be accounted for using deposit accounting. Deposit accounting excludes the contributions and deposits received and generally shows only the fees and investment income earned from these products as revenues.

                  Spread-Based Products Selected Financial Data

                                        As of or for the Year Ended December 31,
                                        ----------------------------------------
                                              2000        1999        1998
                                           ---------   ---------   ---------
                                                     (in millions)
Statutory Premiums and Deposits:
Fund-type products
     General account GICs ..............   $ 1,863.4   $ 2,442.2   $ 2,578.9
     Funding agreements ................     2,578.6     2,775.2     2,416.1
Single premium annuities ...............       594.7       282.4       111.8
                                           ---------   ---------   ---------
     Total .............................   $ 5,036.7   $ 5,499.8   $ 5,106.8
                                           =========   =========   =========

Assets Under Management:
Fund-type products
     General account GICs ..............   $ 8,338.8   $ 9,542.8   $10,329.2
     Funding agreements ................     6,627.1     4,267.9     3,105.7
Single premium annuities ...............     4,548.7     3,691.5     3,373.7
                                           ---------   ---------   ---------
     Total .............................   $19,514.6   $17,502.2   $16,808.6
                                           =========   =========   =========

     Fee-Based Products. Our fee-based products generally pass the investment results of invested assets through to the contractholder with no, or minimal, guarantees. We derive earnings on these products primarily from expense, risk and profit charges which are generally assessed on the basis of assets under management. Fee-based businesses provide relatively stable revenues and have lower capital requirements than do our spread-based businesses. Our fee-based products include:

     o Participating general account fund-type products and annuity contracts. These products are funding vehicles for pension plans that pass investment results through to the contractholder, after risk and profit charges. Annuity guarantees for these products are supported by asset adequacy requirements under which assets must be maintained at levels at least 5% above the annuity reserve. If the level of assets held under the contract falls below this threshold, we may liquidate assets equal to the annuity reserve and apply the assets to purchase a fully-guaranteed annuity.

     o Separate account GICs. These products pass the investment results of a separate account through to the contractholder and contain only minimal guarantees. Contractholders may select from among flexible investment options provided by our various investment managers. The separate account GIC business leverages the strong marketing relationships developed in our general account GIC business.

     o Participating separate account annuities. These products are funding vehicles for pension plans which offer customers an insured pension-funding program in conjunction with a broad range of investment options, including both equity and fixed-income investment classes. The risk associated with providing these annuities is mitigated by excess collateral maintenance requirements, which vary depending on the investment option selected. If the collateral falls below the maintenance requirements, we may liquidate assets equal to the annuity reserve and apply the assets to purchase a fully-guaranteed annuity.

     o Separate investment accounts. These are non-guaranteed group annuity contracts under which assets are held in a separate account. We typically use affiliated investment advisors to manage these assets. We may also use non-affiliated investment managers if the customer so requires. Because these products do not provide guarantees, most new sales of separate investment accounts are reported in the Investment Management Segment. Existing agreements, however, continue to be reported in and serviced by the Guaranteed and Structured Financial Products Segment because of customer relationships.

     The following table illustrates statutory premiums and deposits and assets under management for our fee-based products. Statutory premiums and deposits differ from GAAP premiums because GAAP requires that premiums on general account participating pension products, separate account GICs, separate account annuities and separate investment accounts be accounted for using deposit accounting. Deposit accounting excludes the contributions and deposits received and generally shows only the fees and investment income earned from these products as revenues.

                   Fee-Based Products Selected Financial Data

                                                             As of or for the Year Ended December 31,
                                                             ----------------------------------------
                                                                  2000         1999         1998
                                                               ---------    ---------    ---------
                                                                          (in millions)
Statutory Premiums and Deposits:
General account participating pension
    fund-type products and annuity contracts ...............   $   467.0    $   527.9    $   566.7
Separate account GICs ......................................        50.3        615.7        459.9
Guaranteed separate account annuities ......................       (46.3)       (60.4)       (27.9)
Separate investment accounts ...............................       288.9        333.1        173.5
                                                               ---------    ---------    ---------
     Total .................................................   $   759.9    $ 1,416.3    $ 1,172.2
                                                               =========    =========    =========

Assets Under Management:
General account participating pension fund-type products
   and annuity contracts ...................................   $ 3,188.8    $ 3,357.1    $ 3,466.6
Separate account GICs ......................................     3,227.3      3,891.0      3,644.5
Guaranteed separate account annuities ......................     2,056.9      1,977.5      2,113.4
Separate investment accounts ...............................     2,373.1      2,637.2      2,513.5
                                                               ---------    ---------    ---------
     Total .................................................   $10,846.1    $11,862.8    $11,738.0
                                                               =========    =========    ---------

Distribution

     We distribute our guaranteed and structured financial products through a variety of channels. General and separate account GICs are sold through our regional representatives to plan sponsors, or to GIC managers who represent plan sponsors. Funding agreements are sold either directly, through brokers, or through investment banks in the form of medium-term notes. Annuities are sold through pension consultants who represent defined benefit plan sponsors or through brokers who receive a commission for sales of our products.

     We have an experienced sales staff that develop and maintain relationships with target customers, consultants, and other financial intermediaries. We believe that our consistent market presence over the past two decades has created strong and valuable relationships with a large segment of the customer base.

Spread-Based Products Risk Management

     Because of the significant guarantees provided as part of our spread-based product offerings, risk management is particularly important in this line of business. To facilitate risk management, we segregate and manage the assets supporting our spread-based products separately from the rest of our general account. Our risk management strategy is based on:

     o Managing interest rate exposure by closely matching the relative sensitivity of asset and liability values to interest rate changes, i.e. controlling the "duration mismatch" of assets and liabilities.

     o Using sophisticated systems and processes to project cash flows for each asset and each liability and to measure with precision the sensitivity of assets and liabilities to interest rate changes.

     o Writing contracts that typically have a predictable maturity structure and do not have premature surrender or redemption provisions.

     o Monitoring all contribution and withdrawal activity in each contract to anticipate deviations from expected cash flows.

     o Establishing working groups with representatives from our various business units, to facilitate interaction among investment management, sales management, risk management, financial management and the pricing staff.

     For additional information, see Quantitative and Qualitative Information about Market Risk, included elsewhere in this Form 10-K.

Underwriting

     Underwriting is most significant for the following products in this segment:

     General Account GICs. In developing pricing proposals for new contracts, our underwriters estimate both base-line cash flows and also likely variance from the base line due to plan participants reallocating assets from the "stable value" option of their defined contribution plan. Our underwriters utilize customized pricing models that generate plan-specific risk charges for each customer's book value payment provision. If these pricing models project the risk of losses exceeding customary thresholds, instead of rejecting the business, our underwriters can modify the proposal by suggesting the use of risk reduction techniques designed to shift some of the risk of redemptions back to the plan or to a third party.

     Single Premium Annuities. We underwrite immediate annuities using recent mortality experience and an assumption of continued improvement in annuitant longevity. We underwrite deferred annuities by analyzing not only mortality risk but also the expected time to retirement.

Reserves

     We establish and report liabilities for contractholders' funds and future policy benefits to meet the obligations on our policies and contracts. Our liability for general account GICs, funding agreements, and fee-based products is equal to the cumulative account balances for these products. Cumulative account balances include deposits plus credited interest or investment earnings less expense charges and withdrawals. Future policy benefits for our single premium annuity contracts are calculated based on a set of actuarial assumptions that we establish and maintain throughout the lives of the contracts. Our assumptions include investment yields, mortality and the expected time to retirement.

Competition

     Our Guaranteed and Structured Financial Products Segment operates in a variety of highly competitive institutional markets. Although a large number of companies offer these products, the market is concentrated. Through the first three quarters of 2000, seven insurers, including John Hancock, issued approximately 60% of total GICs and funding agreements issued by U.S. insurance companies reporting to LIMRA; and five insurers, including John Hancock, issued more than 70% of total single premium annuities. Our competitors include a variety of well-recognized insurance companies, domestic and foreign banks and other institutional investment advisors, many of who are larger than we are and have greater resources than we do.

     We believe that we are able to compete successfully in our markets as a result of our strong financial ratings, investment management expertise, national distribution, flexible product design and competitive pricing. Competition in this market is restricted almost exclusively to insurance companies with superior or excellent financial ratings. The requirement for strong financial ratings reduces pressure on margins by limiting the number of potential competitors and by lowering our cost of funds.

     For a further description of operating results, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Guaranteed and Structured Financial Products Segment, included elsewhere in this Form 10-K.

Investment Management Segment

Overview

     Through our Investment Management Segment, we provide investment management services to domestic and international institutions. While this segment includes primarily assets managed for third-party institutional clients, the investment professionals providing these services also manage assets underlying our general account and separate account products, as well as variable life and annuity and mutual fund products. The Investment Management Segment attracts funds from corporate and public pension plan sponsors, banks, insurance companies, mutual funds, and other domestic and international institutions.

     The Investment Management Segment represented 26.5%, 31.6% and 31.9% of our total assets under management as of December 31, 2000, 1999 and 1998, which were $125.2, $127.3 and $124.4 billion, respectively. Investment Management Segment assets were $3,124.5, $3,531.4 and $3,439.6 million as of December 31, 2000,
1999 and 1998, respectively. The Investment Management Segment contributed $212.0, $189.9 and $143.9 million of consolidated operating revenues and $46.8, $37.3 and $15.4 million of consolidated after-tax operating income in the years ended December 31, 2000, 1999 and 1998, respectively.

Products and Markets

     The Investment Management Segment is primarily a fee-based investment advisory business in which we do not offer guarantees to our customers. We provide a variety of investment structures, such as investment advisory client portfolios, individually managed and pooled separate accounts, registered investment company funds, bond and mortgage securitizations, and mutual fund management capabilities.

     Our investment management expertise covers a wide range of private and publicly-traded asset classes and is based on fundamental research and disciplined, quantitatively-based analysis and asset-liability management. Our private fixed income, equity, commercial mortgage and alternative asset operations have strong credit analysis capabilities and deal origination expertise. These operations enjoy broad networks of relationships with intermediaries giving them early access to new investment opportunities.

     The capabilities of the Investment Management Segment include:

     Public Fixed Income and Equity Investments. Through Independence Investment Associates we provide active stock and bond management to pension funds, endowments, and other institutions. We provide core, value, growth, medium-cap, balanced and market neutral investment strategies. We also offer international stock and bond management.

     In addition, we offer active, quantitative investment management services in the high quality fixed income markets, with a special emphasis on structuring and managing portfolios of mortgage-backed securities and Treasury securities combined, when appropriate, with various derivative strategies.

     Private Fixed Income, Equity and Alternative Asset Class Investments. We manage funds for external institutional clients investing in private fixed-income and equity securities and alternative asset classes. Our strength is in private placement corporate securities, structured and innovative transactions and niche investment opportunities. Our completed offerings include a mezzanine fund investing primarily in subordinated debt with equity participation features and collateralized bond obligation funds, which have been marketed domestically and overseas to banks, insurance companies, brokers and other clients outside of the pension market.

     We are a leading manager of equity timberland for large tax-exempt institutional investors, and are among the largest managers of equity farmland investments. This segment also originates, services and securitizes commercial mortgages. In addition, we sponsor affordable housing investments that qualify for Federal tax credits.

     The following tables present certain information regarding the assets under management by the Investment Management Segment for the periods indicated:

                  Total Assets Under Management By Asset Class

                                                      As of December 31,
                                                      ------------------
                                                  2000        1999        1998
                                               ---------   ---------   ---------
                                                         (in millions)
Assets Under Management: (1) (2)
Domestic equity and balanced ...............   $19,099.3   $26,940.8   $25,699.0
International equity and balanced ..........     1,840.1     2,242.9     2,340.0
Domestic and international fixed income ....     8,469.3     6,879.6     7,552.1
Timber, farmland and independent power .....     3,136.0     3,983.9     3,958.5
                                               ---------   ---------   ---------
     Total .................................   $32,544.7   $40,047.2   $39,549.6
                                               =========   =========   =========

                               Asset Flow Summary

                                                            For the Year Ended December 31,
                                                            -------------------------------
                                                            2000         1999         1998
                                                         ---------    ---------    ---------
                                                                    (in millions)
Assets Under Management:
Assets under management, beginning of year (1) (3) ...   $40,047.2    $39,549.6    $34,295.5
Sales and reinvestments ..............................     3,648.3      5,258.6      3,738.9
Redemptions and withdrawals ..........................    (9,708.7)    (7,984.8)    (4,916.8)
Market (depreciation) appreciation ...................    (1,442.1)     3,223.8      6,432.0
                                                         ---------    ---------    ---------
Assets under management, end of year (1) (2) .........   $32,544.7    $40,047.2    $39,549.6
                                                         =========    =========    =========

(1) Includes $1,120.1 million, $1,060.8 million and $1,563.0 million of assets managed by subsidiaries for our general account for the year ended December 31, 2000, 1999 and 1998, respectively.

(2) Does not include $106.9 million, $164.5 million and $88.1 million of general account cash and invested assets as of December 31, 2000, 1999 and 1998, respectively.

(3) Does not include $164.5 million, $88.1 million and $66.0 million of general account cash and invested assets as of January 1, 2000, 1999 and 1998, respectively.

Distribution

     We sell our investment management products and services through multiple distribution channels. Marketing to pension funds, endowments, foundations and other institutional clients is conducted primarily by our experienced sales professionals and dedicated marketing and client relationship staff. Products are also offered through independent marketing specialists, consulting firms, and investment banking firms.

Competition

     The institutional asset management industry is highly competitive. We compete with other investment management firms, insurance companies, banks and mutual fund companies, many of who are larger and have greater resources than us. Consolidation activity over the past three years has increased the concentration of competitors within the industry.

     We believe the key bases for competition are investment performance and customer service. Our competitive strategy focuses on attracting assets through superior performance. Consistent with this strategy, we continually evaluate opportunities to develop internally, acquire, or divest investment management units and strive to improve our investment management products and services. In addition, we believe our leading role in non-traditional asset classes helps to create a distinct and competitively advantageous profile in the institutional asset management marketplace.

     For a further description of operating results, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Investment Management Segment, included elsewhere in this Form 10-K.

Corporate and Other Segment

Overview

     Our Corporate and Other Segment consists primarily of our international insurance operations, corporate operations and non-core businesses that are either in the process of winding down (i.e., are in "run-off") or have been divested. This segment contributed approximately 20.3%, 17.9% and 16.6% of consolidated operating revenues and 14.0%, 11.1% and 11.4% of consolidated after-tax operating income in the years ended December 31, 2000, 1999 and 1998, respectively. The Corporate and Other Segment generated revenues of $1,707.6, $1,310.5 and $1,103.9 million and after-tax operating income of $104.0, $67.8 and $56.3 million in 2000, 1999 and 1998, respectively.

     The Corporate and Other Segment assets are summarized below:

                                              For the Year Ended December 31,
                                              -------------------------------
                                              2000         1999          1998
                                           ---------    ---------     ---------
                                                      (in millions)
Assets:
International insurance operations .....   $ 9,703.8    $ 8,810.8     $ 5,222.0
Corporate operations ...................     1,099.3      4,942.3       3,494.0
Non-core businesses ....................     1,106.3      1,212.2       1,894.8
Intra-segment eliminations .............    (4,136.1)    (3,948.1)     (4,818.3)
                                           ---------    ---------     ---------
     Total .............................   $ 7,773.3    $11,107.2     $ 5,792.5
                                           =========    =========     =========

International Insurance Operations

     Our international insurance operations include The Maritime Life Assurance Company, (Maritime) the 8th largest Canadian life insurance company based on total domestic assets under management at year-end 1999. Maritime distributes a full range of individual life and health insurance products, investment products and group life and health products through independent agencies, investment brokerage firms, and employee benefit brokers and consultants. Our international insurance operations also offer individual life and group insurance and pension products through local affiliates doing business in five Southeast Asian countries. Working with an international network of 45 insurers, we also coordinate and reinsure group life, health, disability and pension coverage for foreign and globally mobile employees of multinational companies in more than 50 countries and territories.

     We have formed a joint venture life insurance company in China which will provide us an early foothold in this emerging economy with its vast population. The joint venture company's license will initially be restricted to operations in the city of Shanghai. All required regulatory approvals were received during the fourth quarter of 2000, and operations commenced in January 2001.

Corporate Operations

     Corporate operations consist principally of (1) investment and treasury activities, and assets, investment income, interest expense and other expenses not specifically allocated to segments and (2) group life insurance operations. Our group life insurance business generated $240.6, $226.2 and $234.5 million in premium in the years ended December 31, 2000, 1999, and 1998, respectively.

Non-Core Businesses

     We have certain non-core businesses that have been divested or put in run-off, reflecting a strategic decision to focus on our retail and institutional businesses. Non-core businesses consist primarily of run-off property and casualty insurance companies that were sold in 1999, a portion of our group life and accident and health business and related subsidiaries that were sold in 1997, and other small subsidiaries in various stages of running-off their operations.

     For a further description of operating results, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Corporate and Other Segment, included elsewhere in this Form 10-K.

General Account Investments

General Account and Separate Accounts

     Our investments include assets held in our general account and assets held in numerous separate accounts. We manage our general account assets in investment segments that support specific classes of product liabilities. These investment segments permit us to implement investment policies that both support the financial characteristics of the underlying liabilities, and also provide returns on our invested capital. The investment segments also enable us to gauge the performance and profitability of our various businesses.

     Separate account assets are managed in accordance with specific investment contracts. We generally do not bear any investment risk on assets held in separate accounts, but rather receive investment management fees based on levels of assets under management, measured at fair value, as well as mortality fees, policy administration fees and surrender charges. Generally, assets held in separate accounts are not available to satisfy general account obligations.

     For a further description of our investments, see Management's Discussion and Analysis of Financial Condition and Results of Operations - General Account Investments, included elsewhere in this Form 10-K.

Ratings

     Insurance companies are rated by rating agencies based upon factors relevant to policyholders. Ratings provide both industry participants and insurance consumers meaningful information on specific insurance companies. Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor in establishing the competitive position of insurance companies. Higher ratings generally indicate financial stability and a strong ability to pay claims. John Hancock Life Insurance Company is rated A++ (Superior) by A.M. Best, AAA (Highest) by Fitch IBCA, AA+ (second highest rating) by S&P, and Aa2 (third highest rating) by Moody's.

     We believe that our strong ratings are an important factor in marketing our products to our distributors and customers, since ratings information is broadly disseminated and generally used throughout the industry. Our ratings reflect each rating agency's current opinion of our financial strength, operating performance and ability to meet our obligations to policyholders, and are not evaluations directed toward the protection of investors.

REGULATION

General

     Our business is subject to extensive regulation at both the state and Federal level, including regulation under state insurance and Federal and state securities laws.

State Insurance Regulation

     The Company and its insurance subsidiaries are subject to supervision and regulation by the insurance authorities in each jurisdiction in which they transact business. Currently, we are licensed to transact business in all fifty states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, Guam, the Northern Mariana Islands, and 13 Canadian provinces and territories, and several Asian countries, including one city in the People's Republic of China and therefore are subject to regulation in all these jurisdictions. Most states have laws and regulations governing such issues as: what lines of business a company may engage in; underwriting practices, including a company's ability to request results of applicants' genetic tests; what premium rates may be charged in various lines of business; what products a company may sell; mandating certain insurance benefits and policy forms; minimum rates for accumulation of cash values and maximum rates for policy loans; licensing of insurance companies and agents; advertising and marketing practices; statutory accounting and reporting requirements; reserve requirements and solvency standards; admitted statutory assets; the appropriate mix of investments; dividend payments; transactions with affiliates; and acquisitions of control. State insurance departments periodically review the business and operations of an insurance company by examining its financial condition and how its agents sell its products. Our insurance subsidiaries are also required to file various reports relating to their financial condition, including detailed annual financial statements. This is required in each jurisdiction where an insurance business is licensed.

     State insurance regulatory authorities and other state law enforcement agencies and attorneys general from time to time make inquiries concerning whether our insurance businesses are in compliance with the regulations covering their businesses. We try to respond to such inquiries in an appropriate way and to take corrective action if warranted.

     The Arizona, New Jersey, Illinois, California and Vermont insurance departments have ongoing market conduct examinations involving John Hancock Life Insurance Company. The Company believes that it conducts its business in accordance with all applicable state regulations and does not expect that the outcome of these examinations will have a material impact on our business, financial condition or results of operations.

     State insurance regulators and the National Association of Insurance Commissioners are continually re-examining existing laws and regulations. Among other things, these laws and regulations may focus on insurance company investments and solvency issues, risk-adjusted capital guidelines, interpretations of existing laws, the development of new laws, the implementation of non-statutory guidelines and the circumstances under which dividends may be paid.

Regulation Governing Potential Acquisitions of Control

     We are subject to regulation under the insurance holding company statutes of the states in which our insurance subsidiaries are organized, principally Massachusetts, which is our state of domicile. The Massachusetts insurance law contains provisions which, in general, provide that the acquisition or change of "control" of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the Massachusetts Commissioner of Insurance. In general, a presumption of "control" arises from the ownership, control, possession with the power to vote or possession of proxies with respect to, 10% or more of the voting securities of an insurer or of a person that controls an insurer. A person seeking to acquire control, directly or indirectly, of a Massachusetts insurance company or of any person controlling a Massachusetts insurance company must file an application for approval of the acquisition of control with the Massachusetts Commissioner of Insurance and obtain the approval of the Massachusetts Commissioner of Insurance before consummating the acquisition.

     In addition, we may in the future become subject to New York insurance law governing the activities of insurance holding companies. Other state holding company laws, specifically those of California and Delaware, and similar Canadian laws, apply to us as well because we have insurance subsidiaries organized in those jurisdictions. Accordingly, any direct or indirect acquisition of control of John Hancock Life Insurance Company will be subject to the prior approval of the California and Delaware Commissioners of Insurance and the Office of the Superintendent of Financial Institutions in Canada and may also be subject to the prior approval of the New York Superintendent of Insurance in the event John Hancock Life Insurance Company is deemed a New York domestic insurer under the provisions of the New York insurance holding company law.

     In addition to the restrictions under applicable insurance holding company statutes, the Plan of Reorganization governing our reorganization also prohibits:

o any person, or persons acting in concert, from directly or indirectly acquiring or offering to acquire beneficial ownership of 10% or more of the outstanding shares of our common stock until two years after the effective date of the reorganization; and

o without prior approval of the board of directors of JHFS and the Massachusetts Commissioner of Insurance, any person, or persons acting in concert, from directly or indirectly acquiring or offering to acquire beneficial ownership of 10% or more of the outstanding shares of our common stock during the one year period following the two-year period described in the preceding paragraph.

By virtue of these provisions of the Plan of Reorganization, John Hancock Life Insurance Company may not be subject to an acquisition by another company during the two years following the effective date of the reorganization and may only be subject to acquisition in the third year following the effective date of the reorganization with the approval of the board of directors of JHFS and the Massachusetts Commissioner of Insurance.

     All the restrictions described above may deter, delay or prevent a future acquisition of control, including transactions that could be perceived as advantageous to our sole stockholder, JHFS.

Regulation of Dividends and Other Payments from Insurance Subsidiaries

     As a result of the demutualization of John Hancock Mutual Life Insurance Company, a parent holding company, called John Hancock Financial Services, Inc., has been created. John Hancock Financial Services, Inc. (JHFS) is a holding company and its primary asset is the outstanding capital stock of John Hancock Life Insurance Company. As an insurance holding company, JHFS depends primarily on dividends from John Hancock Life Insurance Company to pay dividends to its stockholders (other than dividends during the first year following the effective date of the reorganization) and pay operating expenses. Any inability of John Hancock Life Insurance Company to pay dividends to JHFS in the future in an amount sufficient for JHFS to pay dividends to its stockholders and meet its cash obligations may materially adversely affect the market price of its common stock and its business, financial condition or results of operations.

     The Massachusetts insurance law limits how and when John Hancock Life Insurance Company can pay dividends to JHFS. Under the Massachusetts insurance law, no insurer may pay any shareholder dividend from any source other than statutory unassigned funds without the prior approval of the Massachusetts Commission of Insurance. The Massachusetts insurance holding company act requires that a report be given to the Massachusetts Commissioner of Insurance no later than five days following declaration, and at least ten days' prior to payment, of any dividend or distribution by a Massachusetts insurance company. Further, this act provides that no extraordinary dividend may be paid without thirty days' prior written notice to the Massachusetts Commissioner of Insurance, and only if the Massachusetts Commissioner of Insurance has not disapproved, or has approved, the payment within the thirty day notice period. An extraordinary dividend is any dividend or distribution of cash or other property whose fair market value, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (1) 10% of an insurance company's surplus as regards policyholders as of the preceding December 31, and (2) a life insurance company's statutory net gain from operations for the twelve months ending on the preceding December 31. John Hancock Life Insurance Company, in the future, could also be viewed as being commercially domiciled in New York and, if so, dividend payments may also be subject to New York's insurance holding company act as well as Massachusetts law.

Surplus and Capital Requirements

     Insurance regulators have the discretionary authority, in connection with the ongoing licensing of our insurance businesses, to limit or prohibit the ability to issue new policies if, in the regulators' judgment, the insurer is not maintaining a minimum amount of surplus or is in hazardous financial condition. Limits may also be established on the ability to issue new life insurance policies and annuity contracts above an amount based upon the face amount and premiums of policies of a similar type issued in the prior year.

Risk-Based Capital

     The National Association of Insurance Commissioners has established risk-based capital standards for life insurance companies as well as a model act to apply such standards at the state level. The model act provides that life insurance companies must submit an annual risk-based capital report to state regulators reporting their risk-based capital based on four categories of risk: asset risk, insurance risk, interest rate risk and business risk. The formula is intended to be used by insurance regulators as an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action. John Hancock Life Insurance Company exceeded the level of risk-based capital that would require it to propose actions to correct a deficiency by 155% as of December 31, 2000.

Statutory Investment Valuation Reserves

     Life insurance companies are required to establish an asset valuation reserve ("AVR") consisting of two components: (i) a "default component," which provides for future credit-related losses on fixed maturity investments, and
(ii) an "equity component," which provides for losses on all types of equity investments, including equity securities and real estate. Insurers also are required to establish an interest maintenance reserve ("IMR") for net realized capital gains and losses on fixed maturity securities, net of tax, related to changes in interest rates. The IMR is required to be amortized into statutory earnings on a basis reflecting the remaining period to maturity of the fixed maturity securities sold. These reserves are required by state insurance regulatory authorities to be established as a liability on a life insurer's statutory financial statements, but do not affect our financial statements prepared in accordance with GAAP. Although future additions to AVR will reduce the future statutory capital and surplus of John Hancock Life Insurance Company, we do not believe that the impact under current regulations of such reserve requirements will materially affect the ability of John Hancock Life Insurance Company to increase its statutory capital and surplus and pay future dividends to John Hancock Financial Services, Inc.

IRIS Ratios

         The National Association of Insurance Commissioners has developed a set of financial tests known as the Insurance Regulatory Information System ("IRIS") for early identification of companies which may require special attention by insurance regulators. Insurance companies submit data on an annual basis to the National Association of Insurance Commissioners. This data is used to calculate ratios covering various categories of financial data, with defined "usual ranges" for each category. IRIS consists of 12 key financial ratios for life insurance companies. An insurance company may fall out of the usual range with respect to one or more ratios because of specific transactions that are in themselves immaterial or eliminated at the consolidated level. Departure from the usual range on four or more of the ratios may lead to inquiries from individual states' insurance departments. During the five-year period ended December 31, 2000, John Hancock Life Insurance Company has not been outside the usual range for any IRIS ratio except for the net change in capital surplus ratio for the year 2000. This ratio fell outside the usual range because of the demutualization transaction. Specifically, under the applicable statutory accounting rules, the Company was required to exclude the proceeds from the stock offering from surplus while the demutualization consideration paid in cash was deducted from surplus, thereby distorting the ratio. This adjustment is not expected to recur in the year 2001.

Regulation of Investments

     Our insurance businesses are subject to state laws and regulations that require diversification of their investment portfolios. Some of these laws and regulations also limit the amount of investments in specified investment categories, such as below investment grade fixed maturity securities, equity real estate, other equity investments and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as nonadmitted assets for purposes of measuring statutory surplus, in some instances, requiring divestiture. State regulatory authorities from the domiciliary states of our insurance subsidiaries have not indicated any non-compliance with any such regulations.

Valuation of Life Insurance Policies Model Regulation

     The National Association of Insurance Commissioners has adopted a revision to the Valuation of Life Insurance Policies Model Regulation (known as Revised
XXX). This model regulation established new minimum statutory reserve requirements for certain individual life insurance policies written in the future. Before the new reserve standards can become effective, individual states must adopt the model regulation. Massachusetts has adopted the Regulation effective January 1, 2001. John Hancock has revised its term life insurance products with guaranteed premium periods and is in the process of revising its universal life insurance products with no-lapse guarantees. In 2001, John Hancock will establish increased reserves to be consistent with the new minimum standards with respect to policies issued after the effective date of the regulation.

Federal Insurance Initiatives and Litigation

     Although the Federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on our business. Current and proposed measures that may significantly affect the insurance business generally include limitations on anti-trust immunity, minimum solvency requirements and health care reform.

     On November 12, 1999, the Gramm-Leach-Bliley Act of 1999 became law, implementing fundamental changes in the regulation of the financial services industry in the United States. The act permits the transformation of the already converging banking, insurance and securities industries by permitting mergers that combine commercial banks, insurers and securities firms under one holding company. Under the act, national banks retain their existing ability to sell insurance products in some circumstances. In addition, bank holding companies that qualify and elect to be treated as "financial holding companies" may engage in activities, and acquire companies engaged in activities, that are "financial" in nature or "incidental" or "complementary" to such financial activities, including acting as principal, agent or broker in selling life, property and casualty and other forms of insurance, including annuities. A financial holding company can own any kind of insurance company or insurance broker or agent, but its bank subsidiary cannot own the insurance company. Under state law, the financial holding company would need to apply to the insurance commissioner in the insurer's state of domicile for prior approval of the acquisition of the insurer, and the act provides that the commissioner, in considering the application, may not discriminate against the financial holding company because it is affiliated with a bank. Under the act, no state may prevent or interfere with affiliations between banks and insurers, insurance agents or brokers, or the licensing of a bank or affiliate as an insurer or agent or broker.

Tax Legislation

     Currently, under the Internal Revenue Code, holders of many life insurance and annuity products, including both traditional and variable products, are entitled to tax-favored treatment on these products. For example, income tax payable by policyholders on investment earnings under traditional and variable life insurance and annuity products which are owned by natural persons is deferred during the product's accumulation period and is payable, if at all, only when the insurance or annuity benefits are actually paid or to be paid. Also, for example, interest on loans up to $50,000 secured by the cash value of life insurance policies owned by businesses on key employees is eligible for deduction even though investment earnings during the accumulation period are tax-deferred.

     In the past, legislation has been proposed that would have curtailed the tax-favored treatment of some of our life insurance and annuity products. If any such proposals were enacted, market demand for such products would be adversely affected. In addition, there are a number of proposals currently being considered by Congress which would either eliminate or significantly reduce Federal estate taxes. Many insurance products are designed and sold to help policyholders reduce the effect of Federal estate taxation on their estates. Thus, if any legislation that eliminates or significantly reduces Federal estate taxation is enacted, the Company expects that such development would adversely affect sales of our insurance and investment advisory products.

Securities Laws

     Certain of our investment advisory activities are subject to federal and state securities laws and regulations. Our mutual funds are registered under the Securities Act of 1933, as amended (the "Securities Act"), and the Investment Company Act. All of our separate investment accounts that fund retail variable annuity contracts and retail variable life insurance products issued by us, other than those which fund private placement investment options that are exempt from registration or support fixed rate investment options that are also exempt from registration, are registered both under the Securities Act and the Investment Company Act. Institutional products such as group annuity contracts, guaranteed investment contracts and funding agreements are sold to tax qualified pension plans or are sold to other sophisticated investors as "private placements," and are exempt from registration under both acts. Some of our subsidiaries are registered as broker/dealers under the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"), and with the National Association of Securities Dealers, Inc., and a number are registered as investment advisers under the Investment Advisers Act of 1940. One subsidiary is registered as a commodity pool operator and as a commodity trading advisor under the Commodity Exchange Act. Our insurance companies or other subsidiaries also own or manage other investment vehicles that are exempt from registration under the Securities Act and the Investment Company Act but may be subject to other requirements of those laws, such as antifraud provisions and the terms of applicable exemptions. We are also subject to similar laws and regulations in the states and foreign countries in which we provide investment advisory services, offer the products described above or non-variable life and annuity products or conduct other securities and investment related activities.

Environmental Considerations

     As owners and operators of real property, we are subject to extensive federal, state and local environmental laws and regulations. Inherent in such ownership and operation is the risk that there may be potential environmental liabilities and costs in connection with any required remediation of such properties. When deemed appropriate, we routinely conduct environmental assessments for real estate being acquired for investment and before taking title to property acquired through foreclosure or deed in lieu of foreclosure. Based on these environmental assessments and compliance with our internal environmental procedures, we believe that any costs associated with compliance with environmental laws and regulations or any remediation of such properties would not be material to our consolidated financial position. Furthermore, although we hold equity positions in subsidiaries and investments that could potentially be subject to environmental liabilities, we believe, based on our assessment of the business and properties of these companies and our level of involvement in the operation and management of such companies, that we would not be subject to any environmental liabilities with respect to these investments which would have a material adverse effect on our business, financial position or results of operations.

ERISA Considerations

     Certain of our lines of business, including our management of employee benefit plan assets in our advisory capacity in separate accounts, are subject to the requirements of ERISA. In addition, the Small Business Job Protection Act, which we refer to as the SBJPA, offers insurers protection from potential litigation exposure prompted by the 1993 U.S. Supreme Court decision in John Hancock Mutual Life Insurance Company v. Harris Trust & Savings Bank, which we refer to as the Harris Trust Decision, in which the Court held that, with respect to a portion of the funds held under certain general account group annuity contracts, an insurer is subject to the fiduciary requirements of ERISA. The pertinent SBJPA provisions provide that insurers are protected from liability for breaches of fiduciary duties under ERISA for past actions with respect to their general account contracts. However, insurers remain subject to federal criminal law and liable for actions brought by the U.S. Secretary of Labor alleging breaches of fiduciary duties that also constitute a violation of federal or state criminal law. The SBJPA also provides that contracts issued from an insurer's general account on or before December 31, 1998, that are not guaranteed benefit policies, will not be subject to ERISA's fiduciary requirements if they meet the requirements of regulations issued by the United States Department of Labor. The SBJPA further provides that contracts issued from an insurer's general account after December 31, 1998, that are not guaranteed benefit policies will be subject to ERISA. In January 2000, the Department of Labor published a regulation pursuant to the SBJPA which provides, among other things, that if an employee benefit plan acquired an insurance policy (other than a guaranteed benefit policy) issued on or before December 31, 1998 that is supported by the assets of the insurer's general account, the plan's assets for purposes of ERISA will not be deemed to include any of the assets of the insurer's general account, provided that the requirements of the regulation are met.

Accordingly, if those requirements are met, the insurer is not subject to the fiduciary obligations of ERISA in connection with such an insurance policy. These requirements include detailed disclosures to be made to the employee benefit plan and the requirement that the insurer must permit the policyholder to terminate the policy on 90 days' notice and receive without penalty, at the policyholder's option, either (1) the accumulated fund balance (which may be subject to market value adjustment) or (2) a book value payment of such amount in annual installments with interest. John Hancock Life Insurance Company intends to comply with the requirements set forth therein to secure the exemption provided by the regulations from the fiduciary obligations of ERISA. However, John Hancock Life Insurance Company's exposure to disintermediation risk could increase due to the termination options that it would be required to provide to policyholders. Any such increase, however, would not be material. Since there has been no final ruling in the Harris Trust case (described under "Item 3. Legal Proceedings" in this Form 10-K), we are unable at this time to determine the effects of the decision, and therefore cannot compare the litigation risk to the disintermediation risk created by compliance with the regulations. With respect to employee welfare benefit plans subject to ERISA, the Congress periodically has considered amendments to the law's Federal preemption provision, which would expose John Hancock Life Insurance Company, and the insurance industry generally, to state law causes of action, and accompanying extra-contractual (e.g., punitive) damages in lawsuits involving, for example, group life and group disability claims. To date, all such amendments to ERISA have been defeated.

Employees

     As of February 28, 2001 we employed approximately 8,503 people. We believe our relations with our employees are satisfactory.

ITEM 1A. Executive Officers of the Registrant

      Omitted

ITEM 2. Properties

     Our home office consists of our 60-story landmark office tower and five other buildings located in Boston, Massachusetts. We own this facility and occupy approximately 53.0% of the 3.8 million gross square feet of space in these buildings. The balance of the space in these buildings is rented to commercial tenants. In addition, we lease office space throughout the United States as needed for our operations, including for our sales force. We believe that our current facilities are adequate for our current and expected needs.

     Since 1987, we have entered into a series of lease agreements with a non-affiliated organization for the rental of furniture and equipment. The leases have a non-cancelable term of twelve months and an expected term of approximately nine years. Annual aggregate commitments under these leases are approximately $7.8 million.

ITEM 3. Legal Proceedings

Sales Practice Class Action Settlement

     Over the past several years, companies engaged in the life insurance business have faced extensive claims, including class-action lawsuits, alleging improper marketing and sales of individual life insurance policies or annuities. On December 31, 1997, the United States District Court for the District of Massachusetts approved a settlement of a nationwide class action lawsuit regarding sales practices against John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company and John Hancock Distributors, Inc., Duhaime, et al. v. John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company and John Hancock Distributors, Inc. With certain limited exceptions, the class that is bound by the terms of the settlement includes persons and entities who at any time during the class period (January 1, 1979 through December 31, 1996) had an ownership interest in one or more of our whole life, universal life or variable life insurance policies (and certain annuities and mutual funds) issued during the class period.

     In conjunction with this settlement, we have established a reserve that stood at $172.7 million at December 31, 2000. Given the uncertainties associated with estimating the reserve, it is reasonably possible that the final cost of the settlement could differ materially from the amounts presently provided for by us. We will continue to update this estimate of the final cost of the settlement as the claims are processed and more specific information is developed, particularly as the actual cost of the claims subject to alternative dispute resolution becomes available. However, based on information available at the time, and the uncertainties associated with the final claim processing and alternate dispute resolution and arbitration, the range of any additional costs related to the settlement cannot be estimated with precision.

Harris Trust Litigation

     Since 1983, we have been involved in complex litigation known as Harris Trust and Savings Bank, as Trustee of Sperry Master Retirement Trust No. 2 v. John Hancock Mutual Life Insurance Company (S.D.N.Y. Civ. 83-5491). This lawsuit originally raised only state law causes of action, but in 1984, the plaintiff amended the Complaint to allege that John Hancock was a fiduciary and party in interest under ERISA in rendering investment advice and exercising control over plan assets. Plaintiff alleged that John Hancock breached its fiduciary duty in failing to act for the exclusive benefit of plan participants by retaining excess funds of the plan, by imposing arbitrary charges for a return of plan funds, by failing to pay an appropriate rate of interest on plan funds, and by charging the plan excessive compensation. In 1989, the district court dismissed all of plaintiff's ERISA claims and, in 1991, also dismissed all of plaintiff's state law claims. The plaintiff appealed to the Second Circuit Court of Appeals, seeking reversal of several of the district court's rulings, including two of the rulings regarding the applicability of ERISA to the dispute. The district court's state law rulings were upheld, and the ERISA rulings were affirmed in part and reversed in part. Specifically, the Second Circuit upheld the district court's conclusion that John Hancock was not a fiduciary under ERISA with respect to the insurance policy as a contract. The Second Circuit, however, reversed the district court's determination that none of the assets, held by John Hancock in its general account in connection with this contract were plan assets, and held that "free funds" associated with this contract constitute plan assets for ERISA purposes. This decision was appealed to the Supreme Court, which affirmed the Second Circuit's ruling in 1993. The Department of Labor filed an amicus brief in support of John Hancock's position on the merits before the Supreme Court. The case was remanded to the district court. The case was tried to a federal district court judge in 1997, and the judge issued an opinion in November 2000.

     In that opinion the judge determined that John Hancock should have allowed the Trust to withdraw the free funds by means of an extracontractual payout. The Court awarded the Trust $13,767,200 in relation to this claim together with unspecified additional pre-judgment interest on this amount from October 1988.

     The Court also determined that Hancock violated its fiduciary duty when it failed to revalue the liabilities for guaranteed benefits, which had been established at rates set out in the contract, on a basis which was more favorable to the Trust. In addition, the Court concluded that certain of Hancock's internal allocations of expenses and investment income violated ERISA. Damages in the amount of $5, 724, 528, together with unspecified prejudgment interest from December 1996, were awarded on these issues. As part of the relief, the judge ordered the removal of Hancock as a fiduciary to the plan.

     The Court also awarded the Plaintiff unspecified fees and costs. Given this litigation's long history, the amount of these fees and costs, along with the pre-judgment interest, may substantially exceed the damages already awarded by the District Court judge. However, we believe that the underlying case was incorrectly decided and we intend to appeal the lower court's decision. Notwithstanding what we believe to be the merits of the Company's position in this case, we are unable to predict the outcome of our appeal; and, if unsuccessful, our ultimate liability, including fees, costs and interest could be material with respect to earnings in any given reporting period. However, we do not believe that any such liability would be material in relation to our financial position or liquidity.

Other Legal and Regulatory Proceedings

     We are regularly involved in other litigation, both as a defendant and as a plaintiff. The litigation naming us as a defendant ordinarily involves our activities as a provider of insurance protection products, as well as an investment adviser, employer and taxpayer. In addition, state regulatory bodies, the United States Securities and Exchange Commission, the National Association of Securities Dealers, Inc. and other regulatory bodies regularly make inquiries and, from time to time conduct examinations concerning our compliance with, among other things, insurance laws, securities laws, and laws governing the activities of broker/dealers. We do not believe at this time that the ultimate resolution of any of these legal or regulatory matters that are currently pending, either individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

      Omitted

PART II

ITEM 5. Market for John Hancock Life Insurance Company Common Stock and Related Stockholder Matters

     No trading market exists for John Hancock Life Insurance Company common stock because John Hancock Financial Services, Inc. (JHFS) owns all of John Hancock Life Insurance Company's common stock. John Hancock Life Insurance Company paid $466.0 million in dividends to JHFS in 2000 while no such dividends were paid on its common stock in 1999, or 1998. See Regulation of Dividends and Other Payments from Insurance Subsidiaries in the Business section for a discussion of the limitations of John Hancock Life Insurance Company and its subsidiaries to pay dividends.

     As of February 28, 2001, the Company had issued and outstanding 1,000 shares of common stock at a par value of $10,000 per share.

ITEM 6. Selected Financial Data

      Omitted

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Segment Operations

     Management's discussion and analysis reviews our consolidated segment financial condition as of December 31, 2000 and 1999, the consolidated results of operations for the years ended December 31, 2000, 1999, and 1998 and, where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with the audited consolidated financial statements and related notes, included elsewhere in this Form 10-K.

Forward-Looking Statements

     The statements, analyses, and other information contained herein relating to trends in the Company's operations and financial results, the markets for the Company's products, the future development of the Company's business, and the contingencies and uncertainties to which the Company may be subject, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "will," "should," "may," and other similar expressions, are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning future events and their effects on the Company and may not be those anticipated by management. John Hancock's actual results may differ materially from the results anticipated in these forward-looking statements.

     These forward-looking statements are subject to risks and uncertainties including, but not limited to, the risks that (1) a significant downgrade in our ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm our ability to market our products, (2) elimination of Federal tax benefits for our products and other changes in laws and regulations (including in particular the possible amendment or repeal of the Federal Estate Tax) which the Company expects would adversely affect sales of our insurance and investment advisory products, (3) Massachusetts insurance law may restrict the ability of John Hancock Variable Life Insurance Company to pay dividends to us, (4) we face increasing competition in our retail and institutional businesses from mutual fund companies, banks and investment management firms as well as from other insurance companies, (5) a decline or increased volatility in the securities markets, and other economic factors, may adversely affect our business, particularly our variable life insurance, mutual fund, variable annuity and investment business, (6) our life insurance sales are highly dependent on a third party distribution relationship, (7) interest rate volatility may adversely affect our profitability, (8) our net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies or redeem shares of our open-end mutual funds, (9) the independent directors of our variable series trusts and of our mutual funds could reduce the compensation paid to us or could terminate our contracts to manage the funds, (10) under our Plan of Reorganization, we were required to establish the "closed block" a special arrangement for the benefit of a group of our policyholders and we may have to fund deficiencies in our closed block, and any overfunding of the closed block will benefit only the holders of policies included in the closed block, not any affiliate, or our stockholder, (11) we will face losses if the claims on our insurance products, or reductions in rates of mortality on our annuity products, are greater than we projected, (12) we face risks relating to our investment portfolio, (13) we may experience volatility in net income due to changes in standards for accounting for derivatives, (14) we are subject to risk-based capital requirements and possible guaranty fund assessments, (15) the National Association of Insurance Commissioners' codification of statutory accounting practices will adversely affect our statutory surplus, (16) we may be unable to retain personnel who are key to our business, (17) we face risks from assumed reinsurance business in respect of personal accident insurance and the occupational accident component of workers compensation insurance, (18) litigation and regulatory proceedings may result in financial losses, harm our reputation and divert management resources, and (19) we face unforeseen liabilities arising from our acquisitions and dispositions of businesses.

     Readers are also directed to other risks and uncertainties discussed, as well as to further discussion of the risks described above, in other documents that may be filed by the Company with the United States Securities and Exchange Commission from time to time. The Company specifically disclaims any obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.

Overview

     John Hancock Life Insurance Company (the Company) is a leading financial services company providing a broad range of products and services in two major businesses: (1) the retail business, which offers insurance protection and asset gathering products and services primarily to retail consumers; and (2) the institutional business, which offers guaranteed and structured financial products and investment management products and services primarily to institutional customers. In addition, we have a Corporate and Other Segment.

     Our revenues are derived principally from:

     o premiums on individual life insurance, individual and group long-term care insurance, annuities with life contingencies, single premium annuity contracts and group life insurance;

     o product charges from variable and universal life insurance products and annuities;

     o asset management fees from mutual fund and institutional investment management products;

     o sales charges and commissions derived from sales of investment and insurance products and distribution fees; and

     o net investment income and realized investment gains on general account assets.

     Our expenses consist principally of insurance benefits provided to policyholders, interest credited on policyholders' general account balances, dividends to policyholders, other operating costs and expenses, which include commissions and general business expenses, net of expenses deferred, amortization of deferred policy acquisition costs, and premium and income taxes.

     Our profitability depends in large part upon: (1) the adequacy of our product pricing, which is primarily a function of competitive conditions, our ability to assess and manage trends in mortality and morbidity experience, our ability to generate investment earnings and our ability to maintain expenses in accordance with pricing assumptions; (2) the amount of assets under management; and (3) the maintenance of our target spreads between the rate of earnings on our investments and credited rates on policyholders' general account balances.

     Our sales and financial results of our retail business over the last several years have been affected by general economic and industry trends. Variable products, including variable life insurance and variable annuities, have accounted for the majority of recent increases in total premiums and deposits for the insurance industry as a result of the strong equity market growth in recent years and the "baby boom" generation reaching its high-earnings years and seeking tax-advantaged investments to prepare for retirement. As sales of variable products have increased, sales of traditional life insurance products have experienced continued declines. With respect to our long-term care insurance products, premiums have increased due to the aging of the population and the expected inability of government entitlement programs to meet retirement needs.

     Premiums and deposits of our individual annuity products increased 37.7% to $2,061.4 million in 2000 as compared to 1999. Our variable life insurance product deposits in 2000 increased 11.1% to $922.0 million compared to 1999, while premiums on our individual and group long-term care insurance increased 36.0%, to $294.1 million in 2000 due to the acquisition of the long-term care business of Fortis, Inc. (Fortis) on March 1, 2000. Primarily due to aggressive marketing of both retail and institutional investment management services, new fund offerings, and refocusing the sales organization on regional broker/dealers and financial planners, mutual fund deposits and reinvestments increased $1,561.1 million, or 34.7%, to $6,066.2 million in 2000. In addition to the increase in sales and deposits, redemptions decreased $1,489.0 million, or 19.6%, to $6,111.7 million in 2000 due to conservation initiatives. We have reduced operating expenses to protect profit margins as we work to stabilize and grow assets under management in the mutual funds business. However, our mutual fund operations are impacted by general market trends, and a continued downturn in the mutual fund market may negatively affect our future operating results.

     Recent economic and industry trends also have affected the sales and financial results of our institutional business. Sales of fund-type products decreased $775.4 million, or 17.5%, to $4,442.0 million. The decrease is primarily due to declining demand for general account GICs in the 401(k) plan market. In response to this trend, we have created new products for the non-qualified institutional marketplace.

     Premiums from single premium annuity contracts increased to $594.7 million in 2000 from $282.4 million in 1999, driven by the sale of two significant single premium annuity contracts during the period. Moreover, our investment management services provided to domestic and international institutions include services such as investment advisory client portfolios, individually managed and pooled separate accounts, registered investment company funds, bond and mortgage securitizations, and mutual fund management capabilities. Assets under management of our Investment Management Segment decreased to $32,651.6 million as of December 31, 2000.

The Reorganization

     The board of directors of John Hancock Mutual Life Insurance Company unanimously adopted the Plan of Reorganization on August 31, 1999. Under the terms of the Plan of Reorganization, effective February 1, 2000, John Hancock Mutual Life Insurance Company converted from a mutual life insurance company to a stock life insurance company and became a wholly owned subsidiary of John Hancock Financial Services, Inc., which is a holding company. In connection with the reorganization, John Hancock Mutual Life Insurance Company changed its name to John Hancock Life Insurance Company.

     Under the Plan of Reorganization, as of February 1, 2000, John Hancock Life Insurance Company, created a closed block for the benefit of policies included therein. The purpose of the closed block is to protect the policy dividend expectations of the policies included in the closed block after demutualization. Unless the Massachusetts Commissioner of Insurance and, in certain circumstances, the New York Superintendent of Insurance, consent to an earlier termination, the closed block will continue in effect until the date none of such policies is in force. As of February 1, 2000, John Hancock Life Insurance Company segregated closed block assets of $9,343.0 million, an amount that is expected to produce cash flows which, together with anticipated revenues from policies included in the closed block, is expected to be reasonably sufficient to provide for payment of policy benefits, taxes and direct asset acquisition and disposal costs, and for continuation of policy dividend scales payable in 1999, so long as the experience underlying such dividend scales continues. The assets allocated to the closed block and any cash flows provided by these assets will solely benefit the holders of policies included in the closed block. Total closed block liabilities were $12,118.3 million as of February 1, 2000.

     For additional information on the creation of the closed block see Note 6 to our audited consolidated financial statements.

     Costs relating to the demutualization, excluding costs relating to the offering, were $129.1 million net of income taxes, of which $17.0 million was recognized in the year ended December 31, 2000. Demutualization expenses include printing and mailing costs and our aggregate cost of engaging independent accounting, actuarial, financial, investment banking, legal and other consultants to advise us. In addition, our costs include the costs of the staff and advisors of the Massachusetts Division of Insurance, the New York Insurance Department as to the demutualization process and related matters.

Transactions Affecting Comparability of Results of Operations

Disposed Business

     We have completed a number of transactions which have affected the comparability of our results of operations. On March 31, 1999, we completed the sale of Unigard Security Insurance Company ("USIC") and John Hancock Insurance Co. of Bermuda Ltd. ("John Hancock Bermuda"). The sale of USIC was completed by entering into a 100% quota share reinsurance agreement with a third party reinsurer and then through a stock sale. We also sold 100% of the stock of John Hancock Bermuda, which offered reinsurance products and services. Assets and liabilities transferred in connection with both sales amounted to $381.0 million and $161.8 million, respectively. The sale of USIC resulted in an after-tax loss of $21.4 million. John Hancock Bermuda was sold for its net book value which resulted in the recognition of no gain or loss.

Corporate Account Asset Transfer

     We established a "corporate account" as part of our Corporate and Other Segment to facilitate our capital management process. The corporate account contains capital not allocated to support the operations of our business segments.

     Late in the fourth quarter of 1999, we transferred certain assets from the business segments to the corporate account. These assets include investments in certain subsidiaries and the home office real estate complex (collectively referred to as "corporate purpose assets"). Historically, we have allocated the investment performance or other earnings of corporate purpose assets among all of our business segments. However, subsequent to the conversion to a stock life insurance company, we centrally manage the performance of corporate purpose assets through the corporate account.

     We accounted for the transfer of the corporate purpose assets between the business segments and the corporate account at historical cost. Because of the participating features of the affected group participating contracts, we believe that the transfer of corporate purpose assets was analogous to their sale. Group participating contractholders are entitled to receive the proceeds from assets sold from the segment. As a result, we recognized an expense to increase our liability to affected group participating contractholders for their proportionate share of the appreciation of the corporate purpose assets transferred. For the other business segments, differences between the historical cost of the assets transferred and the fair value of amounts received by the business segments was recorded as a capital adjustment by each segment. The transfer during the fourth quarter of 1999 resulted in a charge to operations in 1999 of $205.8 million, net of tax. The Company recorded a $5.7 million after-tax credit to operations in the first quarter of 2000 related to revised estimates for the transaction.

Transactions Occurring Subsequent to Year End

     In February 2001, the Company announced that it signed letters of intent with two reinsurers covering 50% of its closed block business. The treaties are structured so they will not affect policyholder dividends or any other financial items reported within the closed block, which was established at the time of the Company's demutualization to protect the reasonable dividend expectations of certain participating life insurance policyholders. The reinsurance agreements cost approximately $3.0 million pre-tax and result in making several hundred million dollars in statutory capital available for further business development or other purposes, the timing of which will be dependent on a number of circumstances. In addition, on March 2, 2001, the Company announced the sale of the retirement plan recordkeeping business operated out of the mutual fund subsidiary of the Company, John Hancock Funds. It is estimated that an after-tax charge of approximately $9 million will be recorded in the first quarter of 2001 and that the Company will initially sever 31 employees, with additional severances planned. The Company will continue to manage the assets of the business, the purchaser will assume the recordkeeping and support responsibility.

Results of Operations

     The table below presents our consolidated results of operations and consolidated financial information for the years ended 2000, 1999 and 1998.

                                                                    For the Year Ended December 31,
                                                 ---------------------------------------------------------------------
                                                                   2000
                                                 -----------------------------------------
                                                                             (in millions)
                                                 Non Closed                    Result of
                                                    Block      Closed Block    Operations        1999           1998
                                                 ---------------------------------------------------------------------
Revenues
  Premiums .................................      $2,190.4       $  865.0       $3,055.4       $2,411.3       $2,109.0
  Universal life and investment-
    type product charges ...................         746.7             --          746.7          703.3          597.0
  Net investment income ....................       3,251.0          591.6        3,842.6        3,568.5        3,328.0
  Net realized investment gains
    (losses), net of related
    amortization of deferred
    policy acquisition costs and
    amounts credited to
    participating pension
    contractholders (1) ....................          83.9           11.7           95.6          175.2          106.1
  Investment management revenues,
    commissions, and other fees ............         764.8             --          764.8          680.9          659.7
  Other revenue (expense) ..................         (13.9)          (0.6)         (14.5)           0.1           10.3
                                                  --------       --------       --------       --------       --------

    Total revenues .........................       7,022.9        1,467.7        8,940.6        7,539.3        6,810.1

Benefits and expenses
  Benefits to policyholders,
    excluding amounts related
    to net realized investment
    gains credited to
    participating pension
    contractholders (2) ....................       4,092.5          870.0        4,962.5        5,133.0        4,082.6
  Other operating costs and
    expenses ...............................       1,507.7          (10.0)       1,497.7        1,384.4        1,357.8
  Amortization of deferred
    policy acquisition costs,
    excluding amounts related
    to net realized investment
    gains (3) ..............................         183.8           76.5          260.3          164.2          261.2
  Dividends to policyholders ...............         157.3          407.1          564.4          501.6          473.2
  Demutualization expenses .................          10.6             --           10.6           96.2           18.0
                                                  --------       --------       --------       --------       --------

    Total benefits and expenses ............       5,951.9        1,343.6        7,295.5        7,279.4        6,192.8
                                                  --------       --------       --------       --------       --------
Income before income taxes,
    minority interest and
    cumulative effect of
    accounting change ......................       1,071.0          124.1        1,195.1          259.9          617.3
Income taxes ...............................         344.4             --          344.4           97.9          174.1
                                                  --------       --------       --------       --------       --------
Income before minority interest
    and cumulative effect of
    accounting change ......................         726.6          124.1          850.7          162.0          443.2
Minority interest ..........................         (10.6)            --          (10.6)          (1.6)          (1.1)
                                                  --------       --------       --------       --------       --------
  Income before cumulative effect
      of accounting change .................         716.0          124.1          840.1          160.4          442.1
  Cumulative effect of accounting change ...            --             --             --           (9.7)            --
                                                  --------       --------       --------       --------       --------
Net income .................................      $  716.0       $  124.1       $  840.1       $  150.7       $  442.1
                                                  ========       ========       ========       ========       ========

(1) Net of related amortization of deferred policy acquisition costs and amounts credited to participating pension contractholders of $6.0 million, $85.8 million, and $120.3 million for the years ended 2000, 1999, and 1998, respectively.

(2) Excluding amounts related to net realized investment gains credited to participating pension contractholders of $6.9 million, $35.3 million, and $79.1 million for the years ended 2000, 1999, and 1998, respectively.

(3) Excluding amounts related to net realized investment gains of $(0.9) million, $50.5 million, and $41.2 million for the years ended 2000, 1999, and 1998, respectively.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Consolidated income before income taxes, minority interest and cumulative effect of accounting change of $1,195.1 million for the year ended December 31, 2000 increased by $935.2 million, or 359.8%, as compared to consolidated income before income taxes, minority interest and cumulative effect of accounting change of $259.9 million for the year ended December 31, 1999. The increase was primarily attributable to increases in income before income taxes, minority interest and cumulative effect of accounting change of $235.6 million in the Guaranteed and Structured Financial Products Segment, $597.6 million in the Corporate and Other Segment, $65.9 million in the Asset Gathering Segment $0.3 million in the Protection Segment and $35.8 million in the Investment Management Segment. The increase in the Guaranteed and Structured Financial Products Segment was primarily due to the recognition of a $345.5 million pre-tax charge in the prior year for compensation of group participating contractholders for assets transferred in conjunction with the formation of the corporate account. The increase in the Corporate and Other Segment was primarily due to a $208.6 million pre-tax charge in the prior year for our exposure to losses under our Workers' Compensation reinsurance programs, including Unicover Managers, Inc., that was associated with the group business we sold in 1998 and a $140.2 million pre-tax charge in the prior year in connection with the class action settlement. The increase in the Asset Gathering Segment was primarily due to an improvement in realized gains from the prior year: $15.4 million in realized gains were recognized in 2000 compared to $11.0 million in realized losses in 1999. In addition, demutualization and restructuring expenses decreased compared to the prior year. The Protection Segment remained relatively stable compared to the prior year due to increased net investment income and fee income partially offset by decreased realized gains. The increase in the Investment Management Segment was due primarily to higher investment advisory fees resulting from an incentive fee on contract restructuring and performance fees earned by the mezzanine fund manager.

     Premium revenue was $3,055.4 million for 2000, an increase of $644.1 million, or 23.7%, from $2,411.3 million in 1999. The increase was primarily due to an increase in premiums in the Guaranteed and Structured Financial Products Segment, including the sale of two significant single premium annuity contracts, and a $117.5 million increase, or 8.2%, in the Protection Segment primarily due to premiums on individual long-term care insurance products from the acquisition of a block of business.

     Universal life and investment-type product charges were $746.7 million for 2000, an increase of $43.4 million, or 6.2%, from $703.3 million in 1999. These product charges consist primarily of cost of insurance fees on our variable life insurance and universal life insurance products and mortality and expense fees on our variable annuity products. The increase was primarily due to higher cost of insurance fees resulting from growth in the average account values in universal life insurance products and higher average variable annuity liabilities and surrender fees.

     Net investment income was $3,842.6 million for 2000, an increase of $274.1 million, or 7.7%, from $3,568.5 million in 1999. Net investment income in the prior year includes $9.0 million in net investment income earned in operations of disposed businesses in 1999. The increase was primarily the result of higher average invested assets, which increased $3,206.9 million, or 6.0%, to $49,964.5 million in 2000, as compared to $46,757.6 million in 1999. The net yield on average invested assets increased to 7.73% in 2000. The increase in yield from the prior year is consistent with the average market rates in 2000 compared to 1999, the average 10-year U.S. Treasury rate in 2000 was 34 basis points higher than in 1999.

     Net realized gains on investments were $95.6 million for 2000, a decrease of $79.6 million from $175.2 million in 1999. Net realized gains in the prior year include $23.0 million in net realized losses in the operations of disposed businesses in 1999. The decrease was primarily the result of 1999 gains on sales of real estate relating to the planned program to divest the Company of much of its real estate portfolio. The Company recognized an estimated $115.1 million in realized gains from the sales of real estate in the prior year compared to net realized losses of approximately $21.1 million in 2000.

     Investment management revenues, commissions, and other fees were $764.8 million, an increase of $83.9 million, or 12.3%, from $680.9 million in 1999. The increase was the result of an increase in the Investment Management segment which increased $45.9 million primarily due to the $45.3 million incentive fee received on the restructuring of a timber management contract and the favorable settlement of a lawsuit.Underwriting and distribution fees increased $25.7 million primarily resulting from the increase in front-end load mutual fund sales, partially offset by a decrease in deferred sales charges due to improved retention of existing accounts. Mutual fund advisory fees declined $6.4 million in 2000, primarily due to lower average assets under management along with a slight decline in the average investment advisory fee rate, as fixed income assets, which bear a lower advisory fee than equity assets, increased as a percentage of total assets.

     Other revenue was $(14.5) million in 2000, a decrease of $14.6 million, or 146.0%, from $0.1 million reported in 1999. Other revenue in the prior year includes $2.9 million in other losses in the operations of disposed businesses in 1999.

     Benefits to policyholders were $4,962.5 million for 2000, a decrease of $170.5 million, or 3.3%, from $5,133.0 million in 1999. Benefits to policyholders in the prior year includes $243.6 million in the operations of disposed businesses in 1999. The decrease was primarily due to recognizing a $345.5 million pre-tax charge in the prior year for compensation of group participating contractholders for assets transferred in conjunction with the formation of the corporate account, a $208.6 million pre-tax charge in the prior year for our exposure to losses under our Workers' Compensation reinsurance programs, including Unicover Managers, Inc., that was associated with the group business we sold in a prior year, a $140.2 million pre-tax charge in the prior year in connection with the class action settlement involving individual life insurance policies sold from 1979 through 1996, and $61.7 million in reserves established in the prior year for incurred but unreported deaths identified as a result of the policyholder demutualization mailing. Partially offsetting these decreases in benefits to policyholders from the prior year were a $349.1 million, or 56.5% increase primarily due to increased single premium annuity business, a $200.2 million increase primarily attributable to the acquisition of Aetna Canada which is included in our results for a full year in 2000, and a $72.0 million increase due to our Fixed Annuities business on the sales of single premium immediate annuities. In addition, we experienced an increase of $158.8 million increase in benefits on individual long-term care insurance products, primarily due to the acquisition of the long-term care business of Fortis, Inc. as of March 1, 2000.

     Other operating costs and expenses were $1,497.7 million for 2000, an increase of $113.3 million, or 8.2%, from $1,384.4 million for 1999. The increase was primarily due to the acquisition of Aetna Canada as of October 1, 1999 and the long-term care business of Fortis, Inc. as of March 1, 2000. In addition, other operating costs increased in the Investment Management Segment primarily resulting from the $15.7 million in incentive compensation payments related to incentive fees on a timber management contract and $9.1 million in performance fees paid for the management of the mezzanine fund.

     Amortization of deferred policy acquisition costs was $260.3 million for 2000, a increase of $96.1 million, or 58.5%, from $164.2 million for 1999. The increase was primarily due to higher amortization expense on non-traditional life insurance products resulting from higher current net investment income increasing margins in the business during 2000 which increased amortization of deferred acquisition costs. In addition, amortization expense increased in the Variable Annuity business, primarily resulting from poor separate account performance during 2000, which resulted in revised projections of estimated gross profits based upon decreases in estimated future margins thus increasing current amortization.

     Dividends to policyholders were $564.4 million in 2000, an increase of $62.8 million, or 12.5%, from $501.6 million in 1999. The increase primarily resulted from normal growth in dividends on traditional life insurance products.

     Demutualization expenses were $10.6 million for 2000, a decrease of $85.6 million, or 89.0%, from $96.2 million for 1999. The decrease was related to the extensive preparations for the demutualization occurring in 1999. These expenses include printing and mailing fees, fees of the regulators' advisors and our financial, legal, actuarial and accounting advisors. While demutualization expenses were previously classified as an extraordinary item in our financial results, recent accounting literature now requires demutualization expenses be classified as a single line item within income from continuing operations.

     Income taxes were $344.4 million in 2000, compared to $97.9 million for 1999. Income taxes in the prior year includes $113.8 million in income tax credits due to the loss from operations of disposed businesses in 1999. Our effective tax rate was 29.2% in 2000, as compared to 28.4% in 1999, taking into account the prior year income tax credit generated from operations of disposed businesses . We had been subject to the surplus tax (add-on tax) imposed on mutual life insurance companies which disallows a portion of mutual life insurance company's policyholder dividends as a deduction from taxable income. As a stock company, we are no longer subject to the surplus tax.

     Minority interest of $10.6 million in 2000 increased from $1.6 million in 1999 primarily due to the sale of a portion of an affiliate to our parent company.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Consolidated income before income taxes, minority interest and cumulative effect of accounting change of $259.9 million for the year ended December 31, 1999 decreased by $357.4 million, or 57.9%, as compared to consolidated income before income taxes, minority interest and cumulative effect of accounting change of $617.3 million for the year ended December 31, 1998. The decrease was primarily attributable to decreases in income before income taxes and cumulative effect of accounting change of $204.9 million in the Guaranteed and Structured Financial Products Segment, $191.1 million in the Corporate and Other Segment, and $45.2 million in the Asset Gathering Segment. These decreases were offset by increases of $44.3 million in the Protection Segment and $39.5 million in the Investment Management Segment. The decrease in the Guaranteed and Structured Financial Products Segment was primarily due to recognizing a $345.5 million pre-tax charge for compensation of group participating contractholders for assets transferred in conjunction with the formation of the corporate account. The decrease in the Corporate and Other Segment was primarily due to a $208.6 million pre-tax charge for our exposure to losses under our Workers' Compensation reinsurance programs, including Unicover Managers, Inc., that was associated with the group business we sold in 1997 partially offset by lower pre-tax charges in connection with the class action settlement of $140.2 million in 1999 compared to $230.8 million in 1998. The decrease in the Asset Gathering Segment was primarily due to lower investment advisory fees earned from our mutual fund operations. The increase in the Protection Segment was primarily due to higher realized investment gains on real estate, higher fee income on variable life insurance products, and favorable claims experience on long-term care insurance products. The increase in the Investment Management Segment was due primarily to higher investment advisory fees resulting from growth in assets under management and higher realized investment gains on sales of mortgage loans.

     Premium revenue was $2,411.3 million for 1999, an increase of $302.3 million, or 14.3%, from $2,109.0 million in 1998. The increase was primarily due to an increase in premiums in the Guaranteed and Structured Financial Products Segment, including the sale of one significant single premium annuity contract during the period, and a $58.1 million increase, or 26.6%, in the Protection Segment for premiums on individual long-term care insurance products.

     Universal life and investment-type product charges were $703.3 million for 1999, an increase of $106.3 million, or 17.8%, from $597.0 million in 1998. These product charges consist primarily of cost of insurance fees on our variable life insurance and universal life insurance products and mortality and expense fees on our variable annuity products. The increase was primarily due to higher cost of insurance fees resulting from growth in the average amount of variable life insurance in force and higher average variable annuity separate account liabilities. Investment-type product charges in the Guaranteed and Structured Financial Products Segment also increased as a result of higher sales of single premium annuity contracts and separate account GICs.

     Net investment income was $3,568.5 million for 1999, an increase of $240.5 million, or 7.2%, from $3,328.0 million in 1998. The increase was primarily the result of higher average invested assets, which increased $3,447.3 million, or 8.0%, to $46,757.6 million in 1999, as compared to $43,310.3 million in 1998.
The net yield on average invested assets was 7.62% for 1999 and 1998. Yields were positively impacted in 1999 from lower investment expenses offset by the general decline in market interest rates.

     Net realized gains on investments were $175.2 million for 1999, an increase of $69.1 million from $106.1 million in 1998. The increase was primarily the result of increased gains on sales of real estate relating to the program initiated in 1998 to sell more than 150 of the properties in our real estate portfolio in order to take advantage of the strong real estate market and reduce our general account investment in real estate.

     Realized gains on sales of real estate increased $66.6 million to $115.1 million in 1999 from $48.5 million in 1998.

     Investment management revenues, commissions, and other fees were $680.9 million, an increase of $21.2 million, or 3.2%, from $659.7 million in 1998. The increase was the result of higher institutional investment advisory fees which increased $18.3 million primarily due to growth in average institutional assets under management at Independence Investment Advisors, our investment advisory subsidiary. Average institutional assets under management increased 13.5% to $40,554.7 million in 1999. Underwriting and distribution fees increased $12.2 million primarily resulting from our acquisition of the Essex Corporation, a distributor of annuities and mutual funds through banks, in January 1999. Partially offsetting these increases, mutual fund advisory fees declined $8.1 million in 1999, primarily due to lower average assets under management along with a slight decline in the average investment advisory fee rate, as fixed income assets, which bear a lower advisory fee than equity assets, increased as a percentage of total assets.

     Other revenue was $0.1 million in 1999, a decrease of $10.2 million, or 99.0%, from $10.3 million reported in 1998.

     Benefits to policyholders were $5,133.0 million for 1999, an increase of $1,050.4 million, or 25.7%, from $4,082.6 million in 1998. The increase was primarily due to higher sales of single premium annuity contracts, a $345.5 million increase in benefits related to the compensation of group participating contractholders for assets transferred in conjunction with the formation of the corporate account, a $140.7 million increase in benefits on traditional life insurance products due to higher death benefits, including $61.7 million of reserves established for incurred but unreported deaths identified as a result of the policyholder demutualization mailing, a $113.2 million increase in benefits related to the settlement of a class action lawsuit involving individual life insurance policies sold from 1979 through 1996 and a $63.2 million increase in benefits on individual long-term care insurance products, resulting from higher sales.

     Other operating costs and expenses were $1,384.4 million for 1999, an increase of $26.6 million, or 2.0%, from $1,357.8 million for 1998. The increase was primarily due to $26.3 million in restructuring charges during 1999 and increased interest and related expenses of $9.0 million in the Investment Management Segment primarily resulting from the formation of a collateralized bond obligation during the second quarter of 1998. These increases were partially offset by a $20.9 million decrease in interest expense on prior year taxes.

     Amortization of deferred policy acquisition costs was $164.2 million for 1999, a decrease of $97.0 million, or 37.1% from $261.2 million for 1998. The decrease was primarily due to lower amortization expense on non-traditional life insurance products resulting from revised projections of estimated gross profits based upon increases in estimated future interest margins and mortality margins. In addition, amortization expense on traditional life insurance products decreased due to lower profits, primarily resulting from $61.7 million of previously unreported deaths identified as a result of the policyholder demutualization mailing.

     Dividends to policyholders were $501.6 million in 1999, an increase of $28.4 million, or 6.0%, from $473.2 million in 1998. The increase primarily resulted from normal growth in dividends on traditional life insurance products.

     Demutualization expenses were $96.2 million for 1999, an increase of $78.2 million, or 434.4%, from $18.0 million for 1998. The increase was related to the extensive preparations in 1999 for the demutualization. These expenses include printing and mailing fees, fees of the regulators' advisors and our financial, legal, actuarial and accounting advisors. While demutualization expenses were previously classified as an extraordinary item in our financial results, recent accounting literature now requires demutualization expenses be classified as a single line item within income from continuing operations.

     Income taxes were $97.9 million in 1999, compared to $174.1 million for 1998. Our effective tax rate before the surplus tax was 37.9% in 1999, as compared to 28.4% in 1998. We had been subject to the surplus tax (add-on tax) imposed on mutual life insurance companies which disallows a portion of mutual life insurance company's policyholder dividends as a deduction from taxable income. As a stock company, we are no longer subject to the surplus tax.

     Minority interest of $1.6 million was consistent with the prior year balance of $1.1 million.

     Cumulative effect of accounting change, net of tax was $9.7 million in 1999. During 1999, we adopted Statement of Position 98-5, Reporting the Costs of Start-up Activities, which requires that start-up costs capitalized prior to January 1, 1999 be written off and any future start-up costs be expensed as incurred. We wrote off the unamortized balance of capitalized start-up costs related to our closed-end mutual funds in 1999.

Results of Operations by Segment

     We evaluate segment performance and base management's incentives on segment after-tax operating income, which excludes the effect of net realized investment gains and losses and unusual or non-recurring events and transactions. Segment after-tax operating income is determined by adjusting GAAP net income for net realized investment gains and losses, and certain other items which we believe are not indicative of overall operating trends. While these items may be significant components in understanding and assessing our consolidated financial performance, we believe that the presentation of segment after-tax operating income enhances the understanding of our results of operations by highlighting net income attributable to the normal, recurring operations of the business. However, segment after-tax operating income is not a substitute for net income determined in accordance with GAAP.

     A discussion of the adjustments to GAAP reported income, many of which affect each operating segment, follows. A reconciliation of segment after-tax operating income, as adjusted, to GAAP reported net income precedes each segment discussion.

                                                                 For the Year Ended December 31,
                                                                --------------------------------
                                                                 2000         1999         1998
                                                                ------       ------       ------
Segment Data: (1)                                                        (in millions)
Segment after-tax operating income:
  Protection Segment .....................................      $252.2       $188.7       $166.1
  Asset Gathering Segment ................................       128.8        115.1        111.1
                                                                ------       ------       ------
     Total Retail ........................................       381.0        303.8        277.2
  Guaranteed and Structured Financial Products Segment ...       211.6        201.7        145.7
  Investment Management Segment ..........................        46.8         37.3         15.4
                                                                ------       ------       ------
     Total Institutional .................................       258.4        239.0        161.1
  Corporate and Other Segment ............................       104.0         67.8         56.3
                                                                ------       ------       ------
  Total segment income ...................................       743.4        610.6        494.6

After-tax adjustments: (1)
  Realized investment gains, net (1) .....................        64.5        120.0         93.7
  Class action lawsuit ...................................          --        (91.1)      (150.0)
  Workers' compensation reinsurance reserve ..............          --       (133.7)          --
  Restructuring charges ..................................       (12.0)       (17.0)          --
  Corporate account asset transfer .......................         5.7       (205.8)          --
  Demutualization expenses ...............................         2.5        (93.6)       (11.7)
  Other demutualization related costs ....................       (10.0)        (6.8)          --
  Surplus tax ............................................        46.0        (22.2)        15.5
                                                                ------       ------       ------
  Total after-tax adjustments ............................        96.7       (450.2)       (52.5)
                                                                ------       ------       ------

GAAP Reported:
  Income before cumulative effect ........................       840.1        160.4        442.1
      of accounting change
  Cumulative effect of accounting change .................          --         (9.7)          --
                                                                ------       ------       ------
  Net income .............................................      $840.1       $150.7       $442.1
                                                                ======       ======       ======

(1) See "Adjustments to GAAP Reported Net Income" included in this Management's Discussion and Analysis.

Adjustments to GAAP Reported Net Income

     Our GAAP reported net income was significantly affected by net realized investment gains and losses and unusual or non-recurring events and transactions presented above as after-tax adjustments. A description of these adjustments follows.

     In all periods, net realized investment gains and losses, except for gains and losses from mortgage securitizations and investments backing our short-term funding agreements, have been excluded from segment after-tax operating income due to their volatility between periods and because such data are often excluded by analysts and investors when evaluating the overall financial performance of insurers. The volatility between periods can be impacted by fluctuations in the market, as well as by changes in the volume of activity which can be influenced by us and our investment decisions. Realized investment gains and losses from mortgage securitizations and investments backing our short-term funding agreements were not excluded from segment after-tax operating income because we view the related gains and losses as an integral part of the core business of those operations.

     Net realized investment gains have been reduced by: (1) amortization of deferred policy acquisition costs to the extent that such amortization results from realized gains and losses and (2) the portion of realized gains and losses credited to certain participating contractholder accounts. We believe presenting realized investment gains and losses in this format provides information useful in evaluating our operating performance. This presentation may not be comparable to presentations made by other insurers. Summarized below is a reconciliation of
(a) net realized investment gains per the consolidated financial statements and
(b) the adjustment made for net realized investment gains to calculate segment after-tax operating income for the years ended December 31, 2000, 1999 and 1998.

                                                            For the Year Ended December 31,
                                                           --------------------------------
                                                            2000         1999         1998
                                                           ------       ------       ------
                                                                    (in millions)
Net realized investment gains .......................      $ 89.9       $261.0       $226.4
Add capitalization/less (amortization) of
   deferred policy acquisition costs related to
   net realized investment gains ....................         0.9        (50.5)       (41.2)
Less amounts credited to participating pension
   contractholder accounts ..........................        (6.9)       (35.3)       (79.1)
                                                           ------       ------       ------
Net realized investment gains, net of related
   amortization of deferred policy acquisition
   costs and amounts credited to participating
   pension contractholders per consolidated
   financial statements .............................        83.9        175.2        106.1
Less realized investment (losses) attributable
   to mortgage securitizations and investments
   backing short-term funding agreements ............         3.2        (27.7)       (42.1)
Net realized investment gains in the closed block ...        11.7           --           --
Less gain on sale of business .......................          --        (33.0)          --
                                                           ------       ------       ------
Realized investment gains, net - pre-tax ............        92.4        169.9        148.2
   adjustment to calculate segment operating
   income
Less income tax effect ..............................       (27.9)       (49.9)       (54.5)
Realized investment gains (losses), net -
   after-tax adjustment to calculate segment
   operating income .................................      $ 64.5       $120.0       $ 93.7
                                                           ======       ======       ======

     During 2000 and 1999, we incurred restructuring charges to reduce costs and increase future operating efficiency by consolidating portions of our operations. For additional information regarding restructuring charges see Note 1 to our audited consolidated financial statements, included elsewhere in this Form 10-K.

      During 2000 and 1999, we recorded amounts for the transfer of certain assets from the Guaranteed and Structured Financial Products Segment to the corporate account. These assets included investments in certain subsidiaries and the home office real estate complex (collectively referred to as "corporate purpose assets"). Certain group contracts have participating features, under which crediting rates and dividends are affected directly by portfolio earnings. Certain participating contractholders participate in contract experience related to net investment income and realized capital gains and losses in the general account. These participating contractholders were compensated for transferred assets based on the fair value of the assets transferred. The difference between the fair value and carrying value of the assets transferred were credited to affected participating contractholders through the crediting rates and dividends on their contracts.

     In December 2000, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 00-3, "Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and Certain Long-Duration Participating Contracts." The SOP, which was adopted with respect to accounting for demutualization expenses by the Company on December 15, 2000, requires that demutualization related expenses be classified as a single line item within income from continuing operations and should not be classified as an extraordinary item. The adoption of SOP 00-3 resulted in the reclassification of demutualization expenses previously recorded as an extraordinary item in 1999 and 1998 of $93.6 million and $11.7 million, respectively (net of tax of $2.6 million and $6.3 million, respectively). In addition, the Company recognized $6.8 million (net of tax of $3.8 million) of demutualization expenses for the year ended December 31, 2000. The Company considers demutualization expenses to be an adjustment to GAAP recorded net income.

     During 2000 and 1999, we incurred demutualization related expenses to improve our financial analysis and financial reporting abilities. These charges primarily included consulting fees and planning and expense management costs.

     During 1997, we entered into a court approved settlement relating to a class action lawsuit involving individual life insurance policies sold from 1979 through 1996, as specified in the Legal Proceedings section of this Form 10-K. In entering into the settlement, we specifically denied any wrongdoing. The reserve held in connection with the settlement to provide for relief to class members and for legal and administrative costs associated with the settlement amounted to $172.8 million and $496.6 million at December 31, 2000 and 1999, respectively. Given the uncertainties associated with estimating the reserve, it is reasonably possible that the final cost of the settlement could differ materially from the amounts presently provided for by the Company. The Company will continue to update its estimate of the final cost of the settlement as the claims are processed and more specific information is developed, particularly as the actual cost of the claims subject to alternative dispute resolution becomes available. However, based on information available at this time, and the uncertainties associated with the final claim processing and alternative dispute resolution, the range of any additional costs related to the settlement cannot be estimated with precision.

     Through our group health insurance operations, which we sold in 1997, we entered into a number of reinsurance arrangements in respect of personal accident insurance and the occupational accident component of workers compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, we both assumed risks as a reinsurer, and also passed 95% of these risks on to other companies. This business had originally been reinsured by a number of different companies, and has become the subject of widespread disputes. During the fourth quarter of 1999 and early 2000, we received additional information about our exposure to losses under the various reinsurance programs. As a result of this additional information and in connection with global settlement discussions initiated in late 1999 with other parties involved in the reinsurance programs, our present best estimate of our remaining loss exposure to this issue is $133.7 million, after-tax, which we recognized in 1999. The Company believes that any exposure to loss from this issue, in addition to amounts already provided for as of December 31, 2000, would not be material.

     We had been subject to the surplus tax imposed on mutual life insurance companies which disallows a portion of mutual life insurance company's policyholder dividends as a deduction from taxable income. As a stock company, we are no longer subject to surplus tax and have excluded the surplus tax from segment after-tax operating income in all periods.

Amortization of Goodwill

     The excess of cost over the fair value of the net assets of businesses acquired was $228.6 million and $155.3 million at December 31, 2000 and 1999, respectively. Goodwill is amortized on systematic basis over periods not exceeding 40 years, which correspond with the benefits estimated to be derived from the acquisitions. Accumulated amortization was $63.6 million and $43.3 million at December 31, 2000 and 1999, respectively. Amortization expense included in other operating costs and expenses was $20.3 million, $9.7 million, and $9.1 million in 2000, 1999 and 1998, respectively. The Company reevaluates the recoverability of recorded goodwill based on the undiscounted cash flows of the related business whenever significant events or changes indicate an impairment may exist. If the undiscounted cash flows do not support the amount recorded, an impairment is recognized by a charge to current operations to reduce the carrying value of the goodwill based on the expected discounted cash flows of the related business. The following table shows the amount of goodwill amortization for each applicable segment:

                                                              For the Year Ended December 31,
                                                              -------------------------------
                                                                 2000       1999       1998
                                                                -----      -----      -----
                                                                       (in millions)
Amortization of Goodwill:
  Protection Segment .....................................      $ 3.8      $  --      $  --
  Asset Gathering Segment ................................        6.8        6.8        6.5
                                                                -----      -----      -----
     Total Retail ........................................       10.6        6.8        6.5
  Guaranteed and Structured Financial Products Segment ...         --         --         --
  Investment Management Segment ..........................        1.1        1.1        1.1
                                                                -----      -----      -----
     Total Institutional .................................        1.1        1.1        1.1
  Corporate and Other Segment ............................        8.6        1.8        1.5
                                                                -----      -----      -----
  Total goodwill amortization expense ....................      $20.3      $ 9.7      $ 9.1
                                                                =====      =====      =====

Segment Allocations

     We allocate surplus to the segments in amounts sufficient to support the associated liabilities of each segment and to maintain capital levels consistent with the overall business segment and corporate strategies. Allocations of net investment income are based on the amount of assets owned by each segment. Other costs and operating expenses are allocated to each segment based on a review of the nature of such costs, cost allocations utilizing time studies, and other allocation methodologies.

Retail-Protection Segment

         The following table presents certain summary financial data relating to the Protection Segment for the periods indicated.

                                                                       For the Year Ended
                                                                           December 31,
                                                              --------------------------------------
                                                                2000           1999           1998
                                                              --------       --------       --------
                                                                          (in millions)
Operating Results:
Revenues
  Premiums .............................................      $1,295.6       $1,291.0       $1,262.5
  Universal life and investment-type product
    charges ............................................         388.3          361.1          333.3
  Net investment income (1) ............................       1,196.4        1,101.9        1,061.2
  Other revenue ........................................          (7.1)           2.9           10.6
                                                              --------       --------       --------
    Total revenues (1) .................................       2,873.2        2,756.9        2,667.6

Benefits and expenses
   Benefits to policyholders ...........................       1,503.5        1,595.0        1,424.4
   Other operating costs and expenses ..................         383.8          381.0          418.3
   Amortization of deferred policy acquisition
    costs, excluding amounts related to net realized
    investment gains ...................................         132.0           69.2          165.4
 Dividends to policyholders ............................         475.6          452.0          422.8
                                                              --------       --------       --------
    Total benefits and expenses ........................       2,494.9        2,497.2        2,430.9

Segment pre-tax operating income (2) ...................         378.3          259.7          236.7

Income taxes ...........................................         126.1           71.0           70.6
                                                              --------       --------       --------

Segment after-tax operating income (2)  ................         252.2          188.7          166.1

After-tax adjustments:(2)
   Realized investment (losses) gains, net .............         (11.5)         108.6           49.0
   Restructuring charges ...............................          (6.7)          (8.6)            --
   Demutualization expenses ............................           1.6          (61.3)          (7.9)
   Other demutualization related costs .................          (6.8)          (4.6)            --
   Surplus tax .........................................          20.8          (12.5)          11.7
                                                              --------       --------       --------
     Total after-tax adjustments .......................          (2.6)          21.6           52.8
                                                              --------       --------       --------
GAAP Reported:
Net income .............................................      $  249.6       $  210.3       $  218.9
                                                              ========       ========       ========
Amortization of goodwill, net of tax ...................           2.2             --             --
                                                              --------       --------       --------
Net income before amortization of goodwill .............      $  251.8       $  210.3       $  218.9
                                                              ========       ========       ========

                                                                        For the Year Ended
                                                                           December 31,
                                                              -------------------------------------
                                                                2000           1999          1998
                                                              --------       --------      --------
                                                                          (in millions)
Other Data:
Segment after-tax operating income (loss)
  Non-traditional life (variable life  and universal
     life) .............................................      $   97.0       $   92.8      $   74.6
  Traditional life .....................................         110.5           68.2          73.0
  Individual long-term care ............................          39.9           19.6          13.4
  Group long-term care .................................           6.7            7.0           4.6
  Other ................................................          (1.9)           1.1           0.5
Statutory premiums (3)
  Variable life ........................................      $  922.0       $  829.8      $  810.8
  Universal life (4) ...................................         173.5          117.9         436.8
  Traditional life .....................................         965.5        1,043.6       1,051.3
  Individual long-term care ............................         276.7          195.3         171.3
  Group long-term care .................................          14.7           18.9          31.0

(1) The consolidated statement of income includes in revenues the contribution from the closed block of $124.1 million for the period ended December 31, 2000. The contribution from the closed block includes closed block revenues of $1,467.7 million and closed block benefits and expenses of $1,343.6 million for the period ended December 31, 2000. For purposes of this Management's Discussion and Analysis the impact of the closed block is represented within each line of operations of the Protection Segment. For details of closed block activity as of and for the period ended December 31, 2000 see Note 6 -- Closed Block to the audited consolidated financial statements as of the same time period.

(2) See "Adjustments to GAAP Reported Net Income" included in this Management's Discussion and Analysis.

(3) Statutory data have been derived from the annual statements of John Hancock Life Insurance Company (formerly John Hancock Mutual Life Insurance Company), John Hancock Variable Life Insurance Company and Investors Partner Life (formerly John Hancock Life Insurance Company of America) as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

(4) Includes bank owned life insurance premiums of $340.0 million for the year ended December 31, 1998, respectively. There were no bank owned life insurance premiums for the years ended December 31, 1999 and 2000, respectively.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Segment after-tax operating income was $252.2 million in 2000, an increase of $63.5 million, or 33.6%, from $188.7 million in 1999. Non-traditional life insurance segment after-tax operating income increased $4.2 million, or 4.5%, primarily due to an increase in net investment income resulting from higher yields on higher net average invested assets. Traditional life insurance segment after-tax operating income increased $42.3 million, or 62.0%, primarily resulting from higher net investment income due to higher portfolio rates, lower operating expenses, and not repeating a $29.3 million charge, net of deferred acquisition costs, taken in 1999 for previously unreported claims associated with the demutualization. Individual long-term care insurance segment after-tax operating income increased $20.3 million, or 103.6%, resulting from an increase in net investment income due to the addition of the Fortis business and growth in average net invested assets. Group long-term care insurance segment after-tax operating income decreased by $0.3 million, or 4.3%.

     Total revenues were $2,873.2 million in 2000, an increase of $116.3 million, or 4.2%, from $2,756.9 million in 1999. Premiums increased $4.6 million, or 1.0%, primarily due to an increase in individual long-term care insurance premiums from both additional premiums assumed relating to the acquisition of Fortis and continued growth in the business. Partially offsetting this increase was a decline in traditional life insurance premiums. Universal life and investment-type product charges consist primarily of cost of insurance fees and separate account fees and were $388.3 million in 2000, an increase of

$27.2 million, or 7.5%, from $361.1 million in 1999. The increase was primarily due to growth in average account values. Net investment income increased $94.5 million, or 8.6%, primarily due to increases in average net invested assets and portfolio yields.

     Total benefits and expenses were $2,494.9 million in 2000, an decrease of $2.3 million, or 0.1%, from $2,497.3 million in 1999. Benefits to policyholders decreased $91.5 million, or 5.7%, due to several offsetting items, including a decrease of $193.8 million in benefits to policyholders on traditional life insurance products due to improved mortality, and not repeating the prior year $62.0 million higher benefits to policyholders for previously unreported death claims identified as part of the demutualization. Offsetting this decrease was an increase in benefits to policyholders in the individual long-term care insurance business due to both the acquisition of Fortis and growth in the business. Other increases in benefits to policyholders included a $20.7 million increase on non-traditional life insurance products and an increase in group long-term care insurance. Other operating costs and expenses increased $2.8 million, or 1.0%, to $383.8 million in 2000 from $381.0 million in 1999, primarily due to an increase of $13.5 million in operating expenses associated with the individual long-term care business due to the acquisition of Fortis and growth in the business. Amortization of deferred policy acquisition costs of $132.0 million in 2000 increased $62.8 million, or 90.7%, from $69.2 million in 1999. The increase resulted from lower amortization of deferred acquisition costs in the prior year for Traditional life products due to revised projections of estimated gross profits based on the recording of additional unreported claims to the demutualization. In addition, amortization expense on Non-Traditional life products increased due to revised projections of estimated gross profits based upon changes in estimated future interest margins. Dividends to policyholders increased $23.6 million, or 5.2%, primarily due to aging of the in-force business on traditional life insurance products. The segment's effective tax rate increased to 33.3% in 2000 from 27.3% in 1999, primarily due to the transfer of tax-preferenced assets to the Corporate and Other Segment in the fourth quarter of 1999.

     Amortization of goodwill in 2000 relates to the acquisition of the individual long-term care business from Fortis.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Segment after-tax operating income was $188.7 million in 1999, an increase of $22.6 million, or 13.6%, from $166.1 million in 1998. Non-traditional life insurance segment after-tax operating income increased $18.2 million, or 24.4%, primarily due to an increase in universal life and investment-type product charges due to growth in variable life insurance in-force. Traditional life insurance segment after-tax operating income decreased $4.8 million, or 6.6%, primarily resulting from higher death benefits and a $29.3 million charge net of deferred acquisition costs for the incurred but not reported reserve associated with the demutualization, partially offset by a decrease in interest expense on prior year taxes. Individual long-term care insurance segment after-tax operating income increased $6.2 million, or 46.3%, primarily due to higher net investment income resulting from an increase in invested assets, partially offset by unfavorable persistency. Group long-term care insurance segment after-tax operating income increased by $2.4 million, or 52.2%.

     Total revenues were $2,756.9 million in 1999, an increase of $89.3 million, or 3.3%, from $2,667.6 million in 1998. Premiums increased $28.5 million, or 2.2%, primarily due to an increase in individual long-term care insurance premiums. Universal life and investment-type product charges consist primarily of cost of insurance fees and separate account fees and were $361.1 million in 1999, an increase of $27.8 million, or 8.3%, from $333.3 million in 1998. The increase was primarily due to higher cost of insurance fees resulting from growth in the average amount of variable life insurance in-force, which increased 10.7% to $54,622.0 million in 1999 from $49,364.1 million in 1998. Net investment income increased $40.7 million, or 3.8%, primarily due to an increase in the segment's average invested assets and lower investment expenses.

     Total benefits and expenses were $2,497.2 million in 1999, an increase of $66.3 million, or 2.7%, from $2,430.9 million in 1998. Benefits to policyholders increased $170.6 million, or 12.0%, primarily due to a $140.7 million increase in benefits on traditional life insurance products due to higher death benefits, including $61.7 million of benefits from previously unreported deaths identified as a result of the policyholder demutualization mailing, and a $63.2 million increase in benefits on individual long-term care insurance products, due to higher sales. Other operating costs and expenses decreased $37.3 million, or 8.9%, to $381.0 million in 1999 from $418.3 million in 1998, primarily due to a decrease in interest expense on prior year taxes. Amortization of deferred policy acquisition costs of $69.2 million in 1999 decreased $96.2 million, or 58.2%, from $165.4 million in 1998. The decrease was primarily due to lower amortization expense on non-traditional life insurance products resulting from revised projections of estimated gross profits based upon increases in estimated future interest margins and mortality margins. In addition, amortization expense on traditional life insurance products decreased due to lower profits, primarily resulting from $61.7 million of previously unreported death claims identified as a result of the policyholder demutualization mailing. Dividends to policyholders increased $29.2 million, or 6.9%, primarily due to normal growth of dividends on traditional life insurance products. The segment's effective tax rate declined to 27.3% in 1999 from 29.8% in 1998, due to non-deductible losses in 1998.

Retail-Asset Gathering Segment

     The following table presents certain summary financial data relating to the Asset Gathering Segment for the periods indicated.

                                                                 For the Year Ended December 31,
                                                             --------------------------------------
                                                               2000           1999           1998
                                                             --------       --------       --------
                                                                         (in millions)
Operating Results:
Revenues
  Premiums ............................................      $   63.4       $   17.2       $   19.8
  Investment-type product charges .....................         138.3          120.6           99.9
  Net investment income ...............................         445.8          388.6          378.0
  Investment management revenues, commissions, and
   other fees .........................................         547.1          528.8          516.8
  Other revenue .......................................           1.3            2.1            0.8
                                                             --------       --------       --------
    Total revenues ....................................       1,195.9        1,057.3        1,015.3

Benefits and expenses
  Benefits to policyholders ...........................         371.3          299.3          296.3
  Other operating costs and expenses ..................         552.9          529.3          504.9
  Amortization of deferred policy
    acquisition costs, excluding amounts related to
    net realized investment gains .....................          78.8           53.4           46.8
  Dividends to policyholders ..........................           0.1            0.1            0.1
                                                             --------       --------       --------
    Total benefits and expenses .......................       1,003.1          882.1          848.1

Segment pre-tax operating income (1) ..................         192.8          175.2          167.2

Income taxes ..........................................          64.0           60.1           56.1
                                                             --------       --------       --------

Segment after-tax operating income (1) ................         128.8          115.1          111.1

After-tax adjustments (1):
  Realized investment gains (losses), net .............          18.6           (6.9)          12.0
  Restructuring charges ...............................          (1.4)          (7.3)            --
  Demutualization expenses ............................           0.4          (13.0)          (1.8)
  Other demutualization related costs .................          (1.3)          (0.9)            --
  Surplus tax .........................................           0.6           (1.0)           0.3
                                                             --------       --------       --------
     Total after-tax adjustments ......................          16.9          (29.1)          10.5
                                                             --------       --------       --------

GAAP Reported:
  Income before cumulative effect
     of accounting change .............................         145.7           86.0          121.6
  Cumulative effect of accounting change ..............            --           (9.6)            --
                                                             --------       --------       --------
Net income ............................................      $  145.7       $   76.4       $  121.6
                                                             ========       ========       ========
Amortization of goodwill, net of tax ..................           4.5            4.4            4.2
                                                             --------       --------       --------
Net income before amortization of goodwill ............      $  150.5       $   80.8       $  125.8
                                                             ========       ========       ========

                                                               For the Year Ended December 31,
                                                          ----------------------------------------
                                                             2000            1999           1998
                                                          ---------       ---------      ---------
                                                                        (in millions)
Other Data:
Segment after-tax operating income
    Annuity ........................................      $    87.5       $    67.0      $    53.2
    Mutual funds ...................................           46.3            46.9           57.0
    Other ..........................................           (5.0)            1.2            0.9
Annuity premiums and deposits (2)
    Fixed ..........................................      $   854.3       $   648.6      $   360.6
    Variable .......................................        1,145.8           847.7          882.7
Mutual fund assets under management, end of year ...      $31,725.8       $32,696.6      $34,945.2

----------
(1) See "Adjustments to GAAP Reported Net Income" included in this Management's Discussion and Analysis.

(2) Statutory data have been derived from the annual statements of John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Segment after-tax operating income was $128.8 million in 2000, an increase of $13.7 million, or 11.9%, from $115.1 million in 1999. Annuity segment after-tax operating income increased $20.5 million, or 30.6%, primarily due to an increase in investment spread and higher invested assets on fixed annuity products, partially offset by a decrease in after-tax operating income in the variable annuity business. Spreads increased 22 basis points to 2.28% for the year ended December 31, 2000. Mutual fund segment after-tax operating income decreased $0.6 million, or 1.3%, primarily due to an increase in operating expenses, partially offset by a 1.0% increase in management advisory fees.

     Total revenues increased $138.6 million, or 1.3%, to $1,195.9 million in 2000 from $1,057.3 million in 1999. Premiums increased $46.2 million, or 268.6%, due to increased sales of immediate fixed annuities with life contingencies. Investment-type product charges increased $17.7 million, or 14.7%, due to growth in average variable annuity liabilities, which increased 3.6% from 1999 and increased fees earned on surrenders. Mortality and expense fees as a percentage of average account balances increased 6 basis points in 2000. Net investment income increased $57.2 million, or 14.7%, primarily due to a higher level of invested assets backing fixed annuity products, and an increase in the average investment yield on invested assets backing fixed annuity products. The average investment yield on invested assets backing fixed annuity products increased 43 basis points from 1999, reflecting higher market interest rates on new fixed income investments.

     Investment management revenues, commissions, and other fees increased $18.3 million, or 3.5%, to $547.1 million in 2000 from $528.8 million in 1999. Average mutual fund assets under management decreased $742.8 million, or 2.2%, to $32,605.2 million in 2000 from $33,348.0 million in 1999, primarily due to market depreciation of $476.4 million and fees in 2000. During 2000 sales increased $1,561.1 million and redemptions decreased $1,489.0 million compared to the prior year. The result was net redemptions of $45.5 million for the year ended December 31, 2000 compared to net redemptions of $3,095.6 million for the year ended December 31, 1999, an improvement of $3,050.1 million. The improvement in sales and redemptions is primarily due to the aggressive marketing of both retail and institutional investment management services in addition to the launch of a multi-sector fund in September 2000 and lower redemptions in the financial sector funds and private managed accounts from the prior year. Investment advisory fees decreased $6.4 million, or 3.1%, to $193.9 million in 2000 and were 0.59% and 0.61% of average mutual fund assets under management for the years ended December 31, 2000 and 1999, respectively. The decline in the investment advisory fee rate occurred primarily because fixed income assets, which bear a lower advisory fee than equity assets, increased as a percentage of total assets. Underwriting and distribution fees increased $25.7 million, or 9.2%, to $304.6 million in 2000 primarily due to the increase in front-end load mutual fund sales, and accordingly, commission revenue. The increase in front-end load charges was partially offset by a decrease in deferred sales charges due to improved retention of existing accounts. Shareholder service and other fees were $48.6 million in 2000 compared to $49.6 million in 1999, primarily reflecting lower assets under management.

     Total benefits and expenses increased $121.0 million, or 13.7%, to $1,003.1 million in 2000 from $882.1 million in 1999. Benefits to policyholders increased $72.0 million, or 24.1%, primarily due to an increase in benefits paid on immediate annuities and interest credited on fixed annuity account balances. The increase in benefits paid on immediate annuities is the result of increased premiums in this business. Premiums on immediate annuities increased $45.0 million, or 316.9%, for the year ended December 31, 2000. Interest credited on fixed annuity account balances increased primarily due to higher average fixed annuity account balances of $5,211.6 million in 2000, as compared to $4,862.2 million in 1999. In addition to the increase in average fixed annuity account balances, the average interest credited rate on fixed annuity account balances increased to 5.83% in 2000 from 5.59% in 1999. The average interest credited rate pattern is dependent upon the general trend of market interest rates, frequency of credited rate resets and business mix. Deferred fixed annuities' interest credited rates generally are reset annually on the policy anniversary. Other operating costs and expenses increased $23.6 million, or 4.5%, to $552.9 million in 2000 from $529.3 million in 1999. The increase was primarily due to an increase in the commission fees incurred in the mutual funds business, primarily the result of increased front-end load charge mutual fund sales. In addition, other operating costs and expenses increased due to increased commission expense in Signator, partially offset by a decrease in the annuities business. The increase in other operating costs were partially offset by additional deferrals of acquisition expenses in the annuities business. Amortization of deferred policy acquisition costs increased $25.4 million, or 47.6%, to $78.8 million in 2000 from $53.4 million in 1999, primarily due to poor separate account performance and increased surrenders in the variable annuities business which accelerated current amortization. The segment's effective tax rate was 33.2% and 34.3% in 2000 and 1999, respectively.

     Amortization of goodwill increased $0.1 million in 2000 as compared to 1999. No new acquisitions were entered into by the Asset Gathering Segment in 2000.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Segment after-tax operating income was $115.1 million in 1999, an increase of $4.0 million, or 3.6%, from $111.1 million in 1998. Annuity segment after-tax operating income increased $13.8 million, or 25.9%, primarily due to an increase in variable annuity product charges, resulting from higher average account balances, and higher investment spread on fixed annuity products, primarily resulting from a decline in the average interest credited rate. Mutual fund segment after-tax operating income decreased $10.1 million, or 17.7%, primarily due to lower advisory fees as a result of lower assets under management and exiting the New Mexico Capital Management business, partially offset by a decline in operating expenses.

     Total revenues increased $42.0 million, or 4.1%, to $1,057.3 million in 1999 from $1,015.3 million in 1998. Premiums decreased $2.6 million, or 13.1%, due to lower sales of immediate fixed annuities with life contingencies. Investment-type product charges increased $20.7 million, or 20.7%, due to growth in average variable annuity separate account liabilities, which increased 21.3% to $6,955.7 million in 1999 from $5,736.0 million in 1998. Mortality and expense fees as a percentage of average account balances were 1.41% and 1.37% for the years ended December 31, 1999 and 1998, respectively. Net investment income increased $10.6 million or 2.8%, primarily due to a higher level of invested assets backing fixed annuity products, partially offset by a decrease in the average investment yield on invested assets backing fixed annuity products. The average investment yield on invested assets backing fixed annuity products was 7.77% in 1999 compared to 7.91% in 1998, reflecting lower market interest rates on new fixed income investments.

     Investment management revenues, commissions, and other fees increased $12.0 million, or 2.3%, to $528.8 million in 1999 from $516.8 million in 1998. Average mutual fund assets under management decreased $882.0 million, or 2.6%, to $33,348.0 million in 1999 from $34,230.0 million in 1998, primarily due to net redemptions of $3,095.6 million in 1999 compared to net sales of $3,107.2 million in 1998. Investment advisory fees decreased $8.1 million, or 3.9%, to $200.3 million in 1999 and were .60% and .62% of average mutual fund assets under management for the years ended December 31, 1999 and 1998, respectively. The decline in the investment advisory fee rate occurred primarily because fixed income assets, which bear a lower advisory fee than equity assets, increased as a percentage of total assets. Underwriting and distribution fees increased $12.2 million, or 4.6%, to $278.9 million in 1999 primarily due to our acquisition of the Essex Corporation, a distributor of annuities and mutual funds through banks, in January 1999. Shareholder service and other fees were $49.6 million in 1999 compared to $41.7 million in 1998, primarily reflecting the increase in average number of customer accounts.

     Total benefits and expenses increased $34.0 million, or 4.0%, to $882.1 million in 1999 from $848.1 million in 1998. Benefits to policyholders increased $3.0 million, or 1.0%, primarily due to an increase in interest credited on fixed annuity account balances. Interest credited on fixed annuity account balances increased primarily due to higher average fixed annuity account balances of $4,862.2 million in 1999, as compared to $4,673.2 million in 1998. The increase in average fixed annuity account balances was partially offset by a decline in the average interest credited rate on fixed annuity account balances to 5.59% in 1999 from 5.96% in 1998. The average interest credited rate pattern is dependent upon the general trend of market interest rates, frequency of credited rate resets and business mix. Deferred fixed annuities' interest credited rates generally are reset annually on the policy anniversary. Other operating costs and expenses increased $24.4 million, or 4.8%, to $529.3 million in 1999 from $504.9 million in 1998. The increase was primarily due to our acquisition of the Essex Corporation and higher amortization of mutual fund deferred selling commissions, resulting from higher redemptions in 1999. These increases were partially offset by a decrease in operating expenses related to our mutual fund operations and annuities operations. Amortization of deferred policy acquisition costs increased $6.6 million, or 14.1%, to $53.4 million in 1999 from $46.8 million in 1998, primarily due to higher profits. The segment's effective tax rate was 34.3% and 33.6% in 1999 and 1998, respectively.

     Amortization of goodwill increased $0.2 million in 1999 as compared to 1998 due to the acquisition of the Essex Corporation in 1999.

Institutional-Guaranteed and Structured Financial Products Segment

     The following table presents certain summary financial data relating to the Guaranteed and Structured Financial Products Segment for the periods indicated.

                                                                  For the Year Ended December 31,
                                                              --------------------------------------
                                                                2000           1999           1998
                                                              --------       --------       --------
                                                                          (in millions)
Operating Results:
Revenues
  Premiums .............................................      $  620.3       $  298.2       $  121.4
  Investment-type product charges ......................          64.7           79.3           71.4
  Net investment income ................................       1,741.9        1,681.3        1,576.3
  Realized investment losses, net (1) ..................            --          (31.2)         (37.7)
  Other expense ........................................         (17.5)          (5.8)          (0.2)
                                                              --------       --------       --------
    Total revenues .....................................       2,409.4        2,021.8        1,731.2

Benefits and expenses
  Benefits to policyholders, excluding amounts
   related to net realized investment gains credited
   to participating pension contractholders ............       1,972.4        1,614.4        1,411.5
  Other operating costs and expenses ...................          70.8           85.6           92.6
  Amortization of deferred policy
    acquisition costs ..................................           2.6            3.1            3.7
  Dividends to policyholders ...........................          43.5           25.9           20.8
                                                              --------       --------       --------
    Total benefits and expenses ........................       2,089.3        1,729.0        1,528.6

Segment pre-tax operating income (1) ...................         320.1          292.8          202.6

Income taxes ...........................................         108.5           91.1           56.9
                                                              --------       --------       --------

Segment after-tax operating income (1) .................         211.6          201.7          145.7

After-tax adjustments: (1)
  Realized investment (losses) gains, net ..............         (40.5)          58.4           17.2
  Restructuring charges ................................          (2.6)          (0.6)            --
  Corporate account asset transfer .....................           5.7         (205.8)            --
  Demutualization expenses .............................           0.4          (16.1)          (1.5)
  Other demutualization related costs ..................          (1.7)          (1.1)            --
  Surplus tax ..........................................           6.5           (6.5)           2.0
                                                              --------       --------       --------
     Total after-tax adjustments .......................         (32.2)        (171.7)          17.7
                                                              --------       --------       --------
GAAP Reported:
Net income .............................................      $  179.4       $   30.0       $  163.4
                                                              ========       ========       ========
Amortization of goodwill, net of tax ...................            --             --             --
                                                              --------       --------       --------
Net income before amortization
of goodwill ............................................      $  179.4       $   30.0       $  163.4
                                                              ========       ========       ========

                                                  For the Year Ended December 31,
                                               ------------------------------------
                                                 2000          1999          1998
                                               --------      --------      --------
                                                           (in millions)
Other Data:
Segment after-tax operating income
   Spread-based products
      GIC's and funding agreements ......      $  133.1      $  131.5      $   83.7
      Single premium annuities ..........          45.2          32.9          33.8
   Fee-based products ...................          33.3          37.3          28.2
Statutory premiums and deposits (2)
   Spread-based products
     GICs and funding agreements ........       4,442.0       5,217.4       4,995.0
     Single premium annuities ...........         594.7         282.4         111.8
   Fee-based products
     Participating contracts and
         conversion annuity contracts ...         467.0         527.9         566.7
     Separate account GICs ..............          50.3         615.7         459.9
     Other separate account contracts ...         242.6         272.7         145.6

(1) See "Adjustments to GAAP Reported Net Income" included in this Management's Discussion and Analysis.

(2) Statutory data has been derived from the annual statements, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Segment after-tax operating income was $211.6 million in 2000, an increase of $9.9 million, or 4.9% from $201.7 million in 1999. Spread-based products' segment after-tax operating income increased $13.9 million, or 8.5%, to $178.3 million primarily due to higher investment spread as a result of an increase in average invested assets backing spread-based products. Fee-based products' segment after-tax operating income decreased $4.0 million, or 10.7%, to $37.3 million in 2000 from $37.7 million in 1999 primarily due to lower separate account GIC fees partially offset by increased gains from non-participating annuities.

     Total revenues increased $387.6 million, or 19.2%, to $2,409.4 million in 2000 from $2,021.8 million in 1999, primarily due to a $322.1 million increase in premiums. During 2000, we sold two significant single premium annuity contracts during the period. Investment-type product charges were $64.7 million for 2000, a decrease of $14.6 million, or 18.4%, primarily due to lower general account expense recoveries and slower separate account GIC sales in the current year. Investment-type product charges were 0.56% and 0.65% of average fee-based policy reserves in 2000 and 1999, respectively. The decrease primarily reflects lower expense charges on participating contracts and the impact of slower sales in the current year. Net investment income increased $60.6 million, or 3.6%, to $1,741.9 million in 2000 compared to $1,681.3 million in 1999, primarily as a result of a higher yield on average invested assets backing spread-based products. Average invested assets backing spread-based products decreased $196.5 million, or 1.2%, to $16,879.8 million in 2000 from $17,076.3 million in 1999 reflecting the termination of the short-term funding agreements in 1999, largely offset by asset growth in 2000. The average investment yield on these invested assets increased to 8.64% in 2000 compared to 8.10% in 1999, reflecting the reinvestment of proceeds from lower-yielding assets into relatively higher-yielding securities. Realized investment losses associated with the termination of the short-term funding agreement business in 1999 were not repeated in 2000.

     Total benefits and expenses increased $360.3 million, or 20.8%, to $2,089.3 million in 2000 from $1,729.0 million in 1999. The increase was primarily due to a $358.0 million increase in benefits to policyholders as a result of increased sales of single premium annuity contracts. Benefits to policyholders also includes interest credited on account balances for spread-based products, which was $1,165.1 million in 2000, an increase of $46.8 million, or 4.2%, from $1,118.3 million in 1999. Excluding interest credited in 1999 on short-term funding agreements that were terminated in that year, the interest credited for spread-based products increased $99.5 million, or 9.4%. The increase was primarily due to an increase in average account balances for spread-based products of $810.9 million, excluding short-term funding agreement balances from 1999, to $16,185.2 million in 2000 from $15,374.4 million in 1999 and an increase in the average interest credited rate on account balances for spread-based products, which was 7.18% in 2000 compared to 6.81% in 1999. The increase in the average interest credited rate on account balances for spread-based products was primarily due to the sale of GICs and funding agreements with higher average interest credited rates. Other operating costs and expenses were $70.8 million in 2000, a decrease of $14.8 million, or 17.3%, from $85.6 million in 1999. The decrease was primarily due to lower deficiency interest charges. Dividends of $43.5 million in 2000, increased $17.6 million, or 68.0%, from $25.9 million in 1999, reflecting higher earnings on participating contractholders' accounts. The segment's effective tax rate was 33.9% in 2000, as compared to 31.1% in 1999.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Segment after-tax operating income was $201.7 million in 1999, an increase of $56.0 million, or 38.4%, from $145.7 million in 1998. Spread-based products segment after-tax operating income increased $46.9 million, or 39.9%, primarily due to higher investment spread as a result of an increase in average invested assets backing spread-based products and the receipt of $14.7 million of interest on a defaulted fixed maturity investment. Fee-based products' segment after-tax operating income increased $9.1 million to $37.3 million in 1999 from $28.2 million in 1998 primarily due to an increase in separate account GIC fees and lower operating expenses.

     Total revenues increased $290.6 million, or 16.8%, to $2,021.8 million in 1999 from $1,731.2 million in 1998, primarily due to a $176.8 million increase in premiums. During the second quarter of 1999, we sold a significant single premium annuity contract which drove the increase in premiums. Investment-type product charges were $79.3 million for 1999, an increase of $7.9 million, or 11.0%, primarily due to higher sales of single premium annuity contracts and higher product charges from separate account GICs due to higher average account balances resulting from sales. Investment-type product charges were .65% and
 .59% of average fee-based policy reserves in 1999 and 1998, respectively. The increase primarily reflects higher expense charges on participating contracts and the recognition of fee income upon the sale of single premium annuity contracts and separate account GICs. Net investment income increased $105.0 million, or 6.7%, in 1999 compared to 1998, primarily as a result of a higher level of average invested assets backing spread-based products. Average invested assets backing spread-based products increased $1,924.5 million, or 12.7%, to $17,076.3 million in 1999 from $15,151.8 million in 1998. The average investment yield on these invested assets declined to 8.10% in 1999 compared to 8.18% in 1998, reflecting the reinvestment of proceeds from higher-yielding fixed maturities into relatively lower-yielding securities. Realized investment losses associated with our short-term funding agreements, which were terminated in 1999, improved $6.5 million in 1999 primarily due to a narrowing of interest rate spreads on mortgage-backed securities and corporate bonds relative to U.S. Treasury securities, resulting in higher prices upon the sale of the securities in 1999 as compared to 1998.

     Total benefits and expenses increased $200.4 million, or 13.1%, to $1,729.0 million in 1999 from $1,528.6 million in 1998. The increase was primarily due to a $202.9 million increase in benefits to policyholders as a result of increased sales of single premium annuity contracts. Benefits to policyholders also includes interest credited on account balances for spread-based products, which was $1,118.3 million in 1999, an increase of $69.2 million, or 6.6%, from $1,049.1 million in 1998. The increase was primarily due to an increase in average account balances for spread-based products of $1,356.7 million to $16,429.1 million in 1999 from $15,072.4 million in 1998 partially offset by a decline in the average interest credited rate on account balances for spread-based products, which was 6.81% in 1999 compared to 7.21% in 1998. The decline in the average interest credited rate on account balances for spread-based products was primarily due to sales of GICs and funding agreements with lower average interest credited rates. Other operating costs and expenses were $85.6 million in 1999, a decrease of $7.0 million, or 7.6%, from $92.6 million in 1998. The decrease was primarily due to lower guaranty fund assessments. Dividends of $25.9 million in 1999, increased $5.1 million, or 24.5%, from $20.8 million for 1998, reflecting higher earnings on participating contractholders' accounts. The segment's effective tax rate was 31.1% in 1999, as compared to 28.1% in 1998.

Institutional-Investment Management Segment

     The following table presents certain summary financial data relating to the Investment Management Segment for the periods indicated.

                                                              For the Year Ended December 31,
                                                         ----------------------------------------
                                                            2000           1999            1998
                                                         ---------      ---------       ---------
                                                                      (in millions)
Operating Results:
Revenues
  Net investment income ...........................      $    22.7      $    45.9       $    24.1
  Realized investment gains (losses), net (1) .....            3.2            3.5            (4.4)
  Investment management revenues,
     commissions, and other fees ..................          186.1          140.2           123.8
  Other revenue ...................................             --            0.3             0.4
                                                         ---------      ---------       ---------
     Total revenues ...............................          212.0          189.9           143.9

Benefits and expenses
  Other operating costs and expenses ..............          132.7          127.2           117.8
                                                         ---------      ---------       ---------
  Total benefits and expenses .....................          132.7          127.2           117.8

Segment pre-tax operating income (1) ..............           79.3           62.7            26.1

Income taxes ......................................           32.5           25.4            10.7
                                                         ---------      ---------       ---------

Segment after-tax operating income (1) ............           46.8           37.3            15.4

After-tax adjustments: (1)
   Realized investment gains, net .................            4.4            2.0             0.1
                                                         ---------      ---------       ---------

GAAP Reported:
  Income before cumulative effect of accounting
    change ........................................           51.2           39.3            15.5
   Cumulative effect of accounting change .........             --           (0.1)             --
                                                         ---------      ---------       ---------

Net income ........................................      $    51.2      $    39.2       $    15.5
                                                         =========      =========       =========
Amortization of goodwill, net of tax ..............            0.8            0.7             0.7
                                                         ---------      ---------       ---------
Net Income before amortization of goodwill ........      $    52.0      $    39.9       $    16.2
                                                         =========      =========       =========

Other Data:
Assets under management, end of year (2) ..........      $32,651.6      $40,211.7       $39,637.7
                                                         =========      =========       =========

(1) See "Adjustments to GAAP Reported Net Income" included in this Management's Discussion and Analysis.

(2) Includes general account cash and invested assets of $106.9 million, $164.5 million, and $88.1 million as of December 31, 2000, 1999, and 1998, respectively.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Segment after-tax operating income was $46.8 million in 2000, an increase of $9.5 million, or 25.5%, from $37.3 million in 1999. The increase was primarily due to higher investment advisory fees.

     Total revenues increased $22.1 million, or 11.6%, to $212.0 million in 2000 from $189.9 million in 1999. Net investment income was $22.7 million in 2000, a decrease of $23.2 million from $45.9 million for 1999. The decrease in net investment income was partially due to the purchased equity interest in collateralized bond obligations by other business segments of $31.7 million. Offsetting this decrease was a $7.8 million increase in interest income on mortgage loans held for sale. Investment management revenues, commissions, and other fees increased $45.9 million, or 32.7% in 2000, due primarily to an increase investment advisory fees, which increased $47.0 million to $180.6 million compared to $133.6 million reported in 1999. The increase in investment advisory fees was primarily due to the $45.3 million in incentive fee receipts in connection with the restructuring of timber management contracts and $15.3 million in performance fees earned by the mezzanine fund manager. Investment advisory fees were .50% and .34% of average advisory assets under management in 2000 and 1999, respectively. Mortgage origination and servicing fees were $5.4 million compared to $6.6 million in 1999. Realized investment gains decreased $0.3 million due to lower securitization activity in 2000.

     Other operating costs and expenses were $132.7 million in 2000, an increase of $5.5 million, or 4.3%, from $127.2 million in 1999. The increase was primarily due to $15.7 million in incentive compensation payments related to the receipt of incentive fees on timber management contracts and $9.1 million in performance fees paid for the management of the mezzanine fund. Offsetting these increases was a $19.8 million transfer of expenses on equity interest in collateralized bond obligations to the other business segments owning these assets. The segment's effective tax rate on operating income was 41.0% in 2000 and 1999. The effective tax rate for the Investment Management Segment is higher than our other business segments due to the state tax on certain subsidiaries.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Segment after-tax operating income was $37.3 million in 1999, an increase of $21.9 million, or 142.2%, from $15.4 million in 1998. The increase was primarily due to higher investment advisory fees resulting from an increase in average assets under management and higher realized investment gains on sales of mortgage loans.

     Total revenues increased $46.0 million, or 32.0%, to $189.9 million in 1999 from $143.9 million in 1998. Net investment income was $45.9 million in 1999, an increase of $21.8 million from $24.1 million for 1998. The increase in net investment income was due to a higher level of average invested assets due to the formation of a collateralized bond obligation in the fourth quarter of 1998. Investment management revenues, commissions, and other fees increased $16.4 million, or 13.2%, in 1999, primarily due to an increase in investment advisory fees, which increased $18.3 million to $133.6 million in 1999 compared to $115.3 million in 1998. The increase in investment advisory fees was primarily due to a higher level of average assets under management, which increased $4,824.5 million, or 13.5%, to $40,554.7 million in 1999 from $35,730.2 million in 1998.
Investment advisory fees were .33% and .32% of average advisory assets under management in 1999 and 1998, respectively. This increase primarily reflects the receipt of a fee in connection with the termination of a timber management contract. Mortgage origination and servicing fees were $6.6 million in 1999 compared to $8.5 million in 1998. Realized investment gains increased $7.9 million in 1999 primarily due to a narrowing of interest rate spreads in 1999, as compared to 1998, on mortgage loans held for sale.

     Other operating costs and expenses were $127.2 million in 1999, an increase of $9.4 million, or 8.0%, from $117.8 million in 1998. The increase was primarily due to a $6.7 million increase in interest expense in connection with our collateralized bond obligation. Other operating costs and expenses were 0.22% and 0.24% of average advisory assets under management in 1999 and 1998, respectively. The segment's effective tax rate was 41.0% in 1999 and 1998.

Corporate and Other Segment

     The following table presents certain summary financial data relating to the Corporate and Other Segment for the periods indicated.

                                                         For the Year Ended December 31,
                                                        --------------------------------
                                                           2000       1999       1998
                                                         -------    -------    -------
                                                                  (in millions)
Operating Results:
Segment after-tax operating income (loss): (1)
  International insurance operations .................   $  32.2    $  26.0    $  25.3
  Corporate operations ...............................      64.2       31.2        8.7
  Non-core businesses ................................       7.6       10.6       22.3
                                                         -------    -------    -------
    Total ............................................     104.0       67.8       56.3

After-tax adjustments (1):
  Realized investment gains (losses), net ............      93.5      (42.1)      15.4
  Class action lawsuit ...............................        --      (91.1)    (150.0)
  Restructuring charges ..............................      (1.3)      (0.5)        --
  Demutualization expenses ...........................       0.1       (3.2)      (0.5)
  Other demutualization related costs ................      (0.2)      (0.2)        --
  Workers' compensation reinsurance reserve ..........        --     (133.7)        --
  Surplus tax ........................................      18.1       (2.2)       1.5
                                                         -------    -------    -------
     Total after-tax adjustments .....................     110.2     (273.0)    (133.6)
                                                         -------    -------    -------
GAAP Reported:
Net income (loss) ....................................   $ 214.2    $(205.2)   $ (77.3)
                                                         =======    =======    =======
Amortization of goodwill, net of tax .................       8.6        1.2        0.9
                                                         -------    -------    -------
Net income (loss) before amortization
of goodwill ..........................................   $ 222.8    $(204.0)   $ (76.4)
                                                         =======    =======    =======

(1) See "Adjustments to GAAP Reported Net Income" included in this Management's Discussion and Analysis.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Segment after-tax operating income from international insurance operations was $32.2 million for 2000, an increase of $6.2 million from $26.0 million for 1999. On October 1, 1999, The Maritime Life Assurance Company (Maritime), our Canadian subsidiary, purchased Aetna Holdings Canada Limited (Aetna). Accordingly, Aetna's results of operations are included with Maritime's from the date of the acquisition. The increase in segment after-tax operating income primarily resulted from the inclusion of Aetna's operations for a full year in 2000 compared to one quarter in 1999.

     Segment after-tax operating income from corporate operations was $64.2 million in 2000, an increase of $33.0 million from $31.2 million in 1999. During the fourth quarter of 1999, a corporate account was formed and all corporate type assets, including certain tax advantaged assets, were moved from the other segments to the Corporate and Other Segment. Tax credits, associated with the tax advantaged assets, were $15.9 million in 2000 and $0.5 million in 1999. In addition, as part of this move, the group pension participating contractholders were reimbursed at fair market value for these contracts. Because of this transaction, in 2000 there was no longer a need to credit participating policyholders with a share of the change in these assets which amounted to a charge to this segment of $13.7 million for the first nine months of 1999.

     Segment after-tax operating income from non-core businesses was $7.6 million in 2000, a decrease of $3.0 million from $10.6 million in 1999. The decrease was due primarily to lower net investment income resulting from the previously described disposals.

     Amortization of goodwill increased $7.4 million in 2000, as compared to 1999, due to the acquisition of Aetna in the fourth quarter of 1999.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

     Segment after-tax operating income from international insurance operations was $26.0 million for 1999, an increase of $0.7 million from $25.3 million for 1998. On October 1, 1999, The Maritime Life Assurance Company (Maritime), our Canadian subsidiary, purchased Aetna Holdings Canada Limited (Aetna). Accordingly, Aetna's results of operations are included with Maritime's from the date of the acquisition. The increase in segment after-tax operating income primarily resulted from the inclusion of Aetna's after-tax operating income of $5.2 million partially offset by a decrease in Maritime's after-tax operating income due to unfavorable group claims experience.

     Segment after-tax operating income from corporate operations was $31.2 million in 1999, an increase of $22.5 million from $8.7 million in 1998. The increase was primarily due to a $13.7 million decrease in unallocated corporate overhead and expenses associated with the disposed businesses and higher net investment income due to a higher level of corporate purpose assets. During the fourth quarter of 1999, a corporate account was formed and all corporate type assets were removed from the business units to the Corporate and Other Segment. As part of this move, the group pension participating contractholders were reimbursed at fair market value for these contracts. Because of this transaction, there was no longer a need to calculate the participating policyholders share of the change in these assets. As a result, 1999's segment after-tax operating income includes a charge for this item for nine months versus a full year in 1998, an improvement of $9.4 million.

     Segment after-tax operating income from non-core businesses was $10.6 million in 1999, a decrease of $11.7 million from $22.3 million in 1998. The decrease was due primarily to lower net investment income resulting from the previously described disposals.

     Amortization of goodwill increased $0.3 million in 1999, as compared to 1998, due to the acquisition of Aetna in 1999 partially offset by completing the amortization period for Investors Guarantee Life in 1998.

General Account Investments

On the effective date of the Plan of Reorganization, the Company's invested assets were allocated between the closed block and operations outside the closed block. In view of the similar asset quality characteristics of the major asset categories in the two portfolios, the invested assets in the closed block have been combined with the Company's invested assets outside the closed block for purposes of the following discussion and analysis.

Overall Composition of the General Account

     Invested assets, excluding separate accounts, totaled $52.0 billion and $48.6 billion as of December 31, 2000 and December 31, 1999, respectively. The most significant difference between the portfolio composition as of December 31, 2000 compared to December 31, 1999 is the growth of cash and cash equivalents. This is primarily the result of the sale of approximately $850 million of non-participating pension contracts in December 2000, which had yet to be placed in permanent investments as of the end of the year.

                                                     As of December 31,
                                                     ------------------
                                             2000                           1999
                                   -------------------------------------------------------
                                   Carrying         % of          Carrying         % of
                                     Value          Total           Value          Total
                                   -------------------------------------------------------
                                          (in millions)                  (in millions)
Fixed maturity securities (1)      $32,535.0           62.5%      $30,749.4           63.3%
Mortgage loans (2)                  10,899.5           20.9        10,733.0           22.1
Real estate                            519.0            1.0           548.5            1.1
Policy loans (3)                     1,969.2            3.8         1,938.8            4.0
Equity securities                    1,332.8            2.6         1,314.3            2.7
Other invested assets                1,393.7            2.7         1,311.1            2.7
Short-term investments                 214.0            0.4           166.9            0.4
Cash and cash equivalents (4)        3,146.8            6.1         1,797.7            3.7
                                   ---------      ---------       ---------      ---------
    Total invested assets          $52,010.0          100.0%      $48,559.7          100.0%
                                   =========      =========       =========      =========

(1) In addition to bonds, the fixed maturity security portfolio contains redeemable preferred stock with a carrying value of $732.0 million and $630.6 million as of December 31, 2000 and December 31, 1999, respectively. Carrying value is composed of investments categorized as 'held-to-maturity,' which are carried at amortized cost, and investments categorized as 'available-for-sale,' which are carried at fair value. The total fair value of our fixed maturity security portfolio was $32,355.1 and $30,432.6 million, at December 31, 2000 and December 31, 1999, respectively.

(2) The fair value for our mortgage loan portfolio was $11,359.0 and $10,681.9 million as of December 31, 2000 and December 31, 1999, respectively.

(3) Policy loans are secured by the cash value of the underlying life insurance policies and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.

(4) Cash and cash equivalents are included in total invested assets in the table above for the purposes of calculating yields on the income producing assets for the Company. Cash and cash equivalents are not considered part of Total Investments of the Company of $48,863.2 million and $46,762.0 million at December 31, 2000 and December 31, 1999, respectively. Closed block Total Investments of $8,203.2 million as of December 31, 2000 are presented in closed block assets on the Consolidated Balance Sheets but remain part of the Company's total invested assets.

     Consistent with the nature of our product liabilities, our assets are heavily oriented toward fixed maturity securities. We determine the allocation of our assets primarily on the basis of cash flow and return requirements of our products and secondarily by the level of investment risk.

Fixed Maturity Securities. Our fixed maturity securities portfolio is predominantly comprised of low risk, investment grade, publicly and privately traded corporate bonds and senior tranches of asset-backed securities (ABS) and mortgage-backed securities (MBS). Our fixed maturity securities portfolio also includes redeemable preferred stock. As of December 31, 2000, fixed maturity securities represented 62.6% of general account investment assets with a carrying value of $32.5 billion, roughly comprised of 50% public securities and 50% private securities. Each year we direct the majority of our net cash inflows into investment grade fixed maturity securities. We typically invest between 5% and 15% of funds allocated to fixed maturity securities in below-investment-grade bonds while maintaining our policy to limit the overall level of these bonds to no more than 10% of invested assets. Allocations are based on our assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. While the general account has profited from the below-investment-grade asset class in the past, care is taken to manage its growth strategically by limiting its size relative to our total invested assets.

     The following table shows the composition by issuer of our fixed maturity securities portfolio.

                     Fixed Maturity Securities -- By Issuer

                                                                        As of December 31,
                                                                        ------------------
                                                               2000                           1999
                                                     -------------------------------------------------------
                                                     Carrying         % of          Carrying          % of
                                                       Value          Total           Value           Total
                                                     -------------------------------------------------------
                                                           (in millions)                  (in millions)
Corporate securities ..........................      $25,159.3           77.4%      $23,497.7           76.4%
MBS/ABS .......................................        5,480.6           16.8         5,266.7           17.1
U.S. Treasury securities and obligations of
   U.S. government agencies ...................          205.8            0.6           297.3            1.0
Debt securities issued by foreign
   Governments ................................        1,548.7            4.8         1,554.1            5.1
Obligations of states and political
   Subdivisions ...............................          140.6            0.4           133.6            0.4
                                                     ---------      ---------       ---------      ---------

     Total ....................................      $32,535.0          100.0%      $30,749.4          100.0%
                                                     =========      =========       =========      =========

     Our MBS and ABS holdings, in keeping with our investment philosophy of tightly managing interest rate risk, are heavily concentrated in commercial MBS where the underlying loans are largely call protected, which means they are not pre-payable without penalty prior to maturity at the option of the issuer, rather than in residential MBS where the underlying loans typically have no call protection. By investing in MBS and ABS securities with relatively predictable repayments, we add high quality, liquid assets to our portfolios without incurring the risk of excessive cash flow in periods of low interest rates or a cash flow deficit in periods of high interest rates. We believe the portion of our MBS/ABS portfolio subject to prepayment risk as of December 31, 2000 and December 31, 1999 was limited to 3.3% and 3.9% of our total MBS/ABS portfolio and 0.6% and 0.7% of our total fixed maturity securities holdings, respectively.

      The securities valuation office (SVO) of the National Association of Insurance Commissioners evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating, and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as S&P and Moody's (i.e., BBB-/Baa3 or higher), while Categories 3-6 are the equivalent of below-investment grade securities. SVO ratings are reviewed and may be revised at least once a year.

     The following table sets forth the SVO ratings for our bond portfolio along with an equivalent S&P rating agency designation. The majority of our bonds are investment grade, with 86.3% invested in Category 1 and 2 securities as of December 31, 2000. As a percent of total invested assets, our below investment grade bonds, at 8.3% as of December 31, 2000, are higher than the American Council of Life Insurers (ACLI) industry average of 5.9%, last published as of December 31, 1999. This allocation reflects our strategy of avoiding the unpredictability of interest rate risk in favor of relying on our bond analysts' ability to better predict credit or default risk. Our bond analysts operate in an industry-based, team-oriented structure that permits the evaluation of a wide range of below investment grade offerings in a variety of industries, resulting in a well-diversified high yield portfolio. A majority (64.3%) of our below investment grade bonds are in category 3, the highest quality below investment grade. Category 6 bonds represent securities that were originally acquired as long-term investments, but subsequently became distressed. The fair value of our category 6 bonds was $216.7 million and $167.4 million as of December 31, 2000 and 1999, respectively. For the years ended December 31, 2000, 1999 and 1998, $49.4 million, $24.8 million and $31.2 million of interest on Category 6 bonds has been recognized in income but was delinquent.

                 Fixed Maturity Securities -- By Credit Quality

                                                              As of December 31,
                                          ---------------------------------------------------------
                                                      2000                           1999
                                          --------------------------     --------------------------
   SVO            S&P Equivalent            Carrying          % of         Carrying         % of
Rating (1)        Designation (2)           Value (3)        Total         Value (3)        Total
----------        ---------------           ---------        -----         ---------        -----
                                          (in millions)                  (in millions)
    1       AAA/AA/A .................      $14,609.4           45.9%      $14,722.5           48.8%
    2       BBB ......................       12,850.9           40.4        11,014.2           36.6
    3       BB .......................        2,790.3            8.8         2,886.7            9.6
    4       B ........................        1,066.0            3.4           867.7            2.9
    5       CCC and lower ............          269.7            0.8           460.3            1.5
    6       In or near default .......          216.7            0.7           167.4            0.6
                                            ---------      ---------       ---------      ---------
            Total ....................      $31,803.0          100.0%      $30,118.8          100.0%
                                            =========      =========       =========      =========

(1) With respect to securities that are awaiting an SVO rating, we have assigned a rating based on an analysis that we believe is equivalent to that used by the SVO.

(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.

(3) Does not include redeemable preferred stock with a carrying value of $732.0 million and $630.6 million as of December 31, 2000 and 1999, respectively.

Mortgage Loans. As of December 31, 2000, we held mortgage loans with a carrying value of $10.9 billion, including $2.5 billion of agricultural loans and $1.2 billion of loans managed by our Canadian subsidiary, The Maritime Life Assurance Company, of which $0.6 billion are government-insured by the Canada Mortgage and Housing Corporation (CMHC).

     The following table shows the distribution of our mortgage loan portfolio by property type as of the dates indicated. Our commercial mortgage loan portfolio consists primarily of non-recourse fixed-rate mortgages on fully, or nearly fully, leased commercial properties.

                                                   As of December 31,
                                -------------------------------------------------------
                                          2000                           1999
                                ------------------------       ------------------------
                                Carrying         % of          Carrying         % of
                                  Value          Total           Value          Total
                                ---------      ---------       ---------      ---------
                              (in millions)                  (in millions)
Apartment ................      $ 2,393.1           22.0%      $ 2,493.7           23.2%
Office Buildings .........        2,465.1           22.6         2,551.8           23.7
Retail ...................        1,623.7           14.9         1,844.8           17.2
Agricultural .............        2,510.6           23.0         1,891.4           17.6
Industrial ...............          905.8            8.3         1,005.1            9.4
Hotels ...................          414.7            3.8           425.5            4.0
Multi-Family .............           71.8            0.7            80.7            0.8
Mixed Use ................          274.7            2.5           140.2            1.3
Other ....................          240.0            2.2           299.8            2.8
                                ---------      ---------       ---------      ---------
     Total ...............      $10,899.5          100.0%      $10,733.0          100.0%
                                =========      =========       =========      =========

The following table shows the distribution of our mortgage loan portfolio by geographical region.

                        Mortgage Loans -- By ACLI Region

                                                  As of December 31,
                        ------------------------------------------------------------------------
                                          2000                                   1999
                        ----------------------------------------    ----------------------------
                          Number       Carrying          % of         Carrying           % of
                         of Loans        Value          Total           Value            Total
                        ---------      ---------      ---------       ---------       ---------
                                     (in millions)                  (in millions)
East North Central ...        153      $ 1,101.0           10.1%      $ 1,106.7            10.3%
East South Central ...         41          530.4            4.9%          299.0             2.8%
Middle Atlantic ......        115        1,481.3           13.6%        1,675.9            15.6%
Mountain .............         96          401.9            3.7%          355.5             3.3%
New England ..........        129          838.6            7.7%          896.5             8.4%
Pacific ..............        288        1,969.0           18.0%        2,117.8            19.7%
South Atlantic .......        206        2,048.6           18.8%        1,926.9            18.0%
West North Central ...         70          368.2            3.4%          377.3             3.5%
West South Central ...        151          817.2            7.5%          742.9             6.9%
Canada ...............        883        1,343.3           12.3%        1,234.5            11.5%
                        ---------      ---------      ---------       ---------       ---------
     Total ...........      2,132      $10,899.5          100.0%      $10,733.0           100.0%
                        =========      =========      =========       =========       =========

     The allowance for losses on mortgage loans on real estate and real estate is maintained at a level that we believe to be adequate to absorb estimated probable credit losses. Our periodic evaluation of the adequacy of the allowance for losses is based on past experience, known and inherent risks, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of the underlying security, the general composition of the portfolio, current economic conditions and other factors. This evaluation is inherently subjective and is susceptible to significant changes and no assurance can be given that the allowances taken will in fact be adequate to cover all losses or that additional valuation allowances or asset write-downs will not be required in the future. The portion of the investment valuation allowance for our mortgage loan portfolio was $83.5 million, or 0.8% of carrying value before reserves and $110.4 million, or 1.0% of carrying value before reserves as of December 31, 2000 and 1999, respectively. The portion of the investment valuation allowance for our real estate to be disposed of was $43.5 million, or 7.7% of carrying value before reserves and $58.1 million, or 9.6% of carrying value before reserves as of December 31, 2000 and 1999, respectively.

Investment Results

     The following table summarizes the Company's investment results for the periods indicated. Overall, the yield, net of investment expenses, on our general account portfolio increased from the year ended December 31, 1999. The improved yield was primarily generated by favorable interest rates achieved on our 2000 fixed maturity security acquisitions. In particular, 2000 bond acquisitions benefited from a combination of higher U.S. Treasury rates and relatively wide spreads in both the public and private sectors. While interest rates declined substantially during the fourth quarter of 2000, they were well above 1999 rates on a full calendar year basis. The average 10-year U.S. Treasury rate in 2000 was 34 basis points higher than the average 10-year U.S. Treasury rate in 1999.

                                                             For the Year Ended
                                                                December 31,
                                           -------------------------------------------------------
                                                  2000                            1999
                                           Yield         Amount             Yield        Amount
                                           -------------------------------------------------------
                                                     (in millions)                   (in millions)
General account assets-excluding
policy loans
  Gross income                             8.26%       $ 3,998.9            8.43%      $ 3,805.8
  Ending assets-excluding policy
    Loans                                               50,040.8                        46,620.9
Policy loans
  Gross income                             6.07%           118.6            5.75%          109.8
Ending assets                                            1,969.2                         1,938.8
   Total gross income                      8.18%         4,117.5            8.32%        3,915.6
    Less: investment expenses                             (274.9)                         (347.1)
                                                       ---------                       ---------
      Net investment income                7.65%       $ 3,842.6            7.58%      $ 3,568.5
                                                       =========                       =========

(1) Total Company net investment income of $3,842.6 million is discussed in this Management's Discussion and Analysis, which includes net investment income of $3,251.0 million in the consolidated statements of income and $591.6 million in Note 6 -- Closed Block to the audited consolidated financial statements for the year ended December 31, 2000.

Liquidity and Capital Resources

     Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of business operations. Historically, our principal cash flow sources have been premiums, deposits and charges on policies and contracts, investment income, maturing investments, and proceeds from sales of investment assets. In addition to the need for cash flow to meet operating expenses, our liquidity requirements relate principally to the liabilities associated with our various life insurance, annuity, and structured investment products, and to the funding of investments in new products, processes, and technologies. Our product liabilities include the payment of benefits under life insurance, annuity and structured investment products and the payment of policy surrenders, withdrawals and policy loans.

     John Hancock Life Insurance Company is wholly-owned by, and the primary operating subsidiary of, John Hancock Financial Services, Inc. (JHFS). As an insurance holding company JHFS is reliant on dividends of the Company for its operating cash flows. State insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of prescribed limitations without prior approval. The Company's limit is the greater of 10% of the statutory surplus or the prior calendar year's statutory net gain from operations of the Company. The ability of the Company to pay shareholder dividends is and will continue to be subject to restrictions set forth in the insurance laws and regulations of Massachusetts, its domiciliary state. The Massachusetts insurance law limits how and when the Company can pay shareholder dividends. The Company, in the future, could also be viewed as being commercially domiciled in New York. If so, dividend payments may also be subject to New York's holding company act as well as Massachusetts law. Currently, the Company does not expect such regulatory requirements to impair its ability to dividend sufficient cash flows to sustain JHFS' liquidity and capital needs. However, the Company can give no assurance it will declare or pay dividends on a regular basis.

     In September, October and December 2000, the Commissioner of Insurance for the Commonwealth of Massachusetts approved, and the Company paid, dividends to JHFS in the amount of $200.0 million, $200.0 million and $66.0 million, respectively. None of these dividends were classified as extraordinary by state regulators. During the fourth quarter of 2000, JHFS used funds from the aforementioned dividends and other of its own cash flows, to fund a $267.2 million capital contribution to the Company. As of October 1, 2000, JHFS purchased John Hancock Reinsurance Company and 45% of John Hancock Canadian Holdings from the Company.

     Sources of cash for the Company's insurance businesses are from premiums, deposits and charges on policies and contracts, investment income, maturing investments, and proceeds from sales of investment assets. In addition to the need for cash flow to meet operating expenses, our liquidity requirements relate principally to the liabilities associated with various life insurance, annuity, and structured investment products, and to the funding of investments in new products, processes, and technologies. Product liabilities include the payment of benefits under life insurance, annuity and structured investment products and the payment of policy surrenders, withdrawals and policy loans. The Company periodically adjusts its investment policy to respond to changes in short-term and long-term cash requirements and provide adequate funds to pay benefits without forced sales of investments.

     The liquidity of our insurance operations is also related to the overall quality of our investments. As of December 31, 2000, $27,460.3 million, or 86.4% of the fixed maturity securities held by us and rated by Standard & Poor's Ratings Services, a division of the McGraw-Hill Companies, Inc. (S&P) or the National Association of Insurance Commissioners were rated investment grade (BBB or higher by S&P or 1 or 2 by the National Association of Insurance Commissioners). The remaining $4,342.7 million of fixed maturity investments were rated non-investment grade. For additional discussion of our investment portfolio see the General Account Investments section above in this Management's Discussion and Analysis of Financial Condition and Results of Segment Operations.

     We employ an asset/liability management approach tailored to the specific requirements of each of our product lines. Each product line has an investment strategy based on the specific characteristics of the liabilities in the product line. As part of this approach, we develop investment policies and operating guidelines for each portfolio based upon the return objectives, risk tolerance, liquidity, and tax and regulatory requirements of the underlying products and business segments.

     Net cash provided by operating activities was $1,564.7 million, $1,621.9 million, and $1,290.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. The decrease in 2000 compared to 1999 resulted primarily from cash transferred to the closed block of $158.6 million, income attributed to the closed block of $124.1 million, and an increase in purchases of trading securities of $35.1 million, partially offset by an increase in net income of $685.7 million. The increase in 1999 as compared to 1998 resulted primarily from a decrease in benefits paid to policyholders, partially offset by an decrease in net income.

     Net cash used in investing activities was $1,318.5 million, $1,933.6 million and $1,303.1 million for the years ended December 31, 2000, 1999, and 1998, respectively. The decrease in cash used in 2000 as compared to 1999 resulted from fewer acquisitions of fixed maturities during the year ended December 31, 2000 than the comparable prior year period, prior year cash payments related to acquisitions and disposals of subsidiaries which resulted in cash receipts in 2000 and a decrease in the issuance of mortgage loans on real estate. The increase in net cash used in 1999 as compared to 1998 resulted primarily from net cash paid related to acquisitions and disposals of subsidiaries and a decrease in maturities, prepayments and scheduled redemptions of fixed maturities partially offset by an increase in sales of real estate.

     Net cash provided by financing activities was $797.3 million, $250.1 million and $850.0 million, for the years ended December 31, 2000, 1999 and 1998, respectively. The increase in 2000 as compared to 1999 resulted from a reduction in cash payments made on withdrawals of universal life insurance and investment-type contracts. Deposits on such universal life insurance and investment-type contracts exceeded withdrawals by $989.5 million for the year ended December 31, 2000. The decrease in 1999 as compared to 1998 resulted primarily from cash payments made on withdrawals of universal life insurance and investment-type contracts which exceeded cash received from deposits on such contracts by $221.9 million.

     Cash flow requirements also are supported by a committed line of credit of $1.0 billion. The line of credit agreement provides for two facilities: one for $500 million pursuant to a 364-day commitment (subject to renewal) and a second for $500 million pursuant to a five-year facility. The line of credit is available for general corporate purposes. The line of credit agreement contains various covenants, among these being that shareholders' equity meet certain requirements. To date, we have not borrowed any amounts under the line of credit.

     As of December 31, 2000, we had $779.3 million of debt outstanding consisting of $222.3 million of commercial paper borrowings, $447.2 million of surplus notes, and $109.8 million of other notes payable. A new commercial paper program has been established at the Company that will ultimately replace the commercial paper program now in place at its indirect subsidiary, John Hancock Capital Corporation.

     A primary liquidity concern with respect to life insurance and annuity products is the risk of early policyholder and contractholder withdrawal. The following table summarizes our annuity policy reserves and deposit fund liabilities for the contractholder's ability to withdraw funds for the indicated periods:

                                                                                   As of December 31,
                                                             ----------------------------------------------------------
                                                                         2000                          1999
                                                             ---------------------------   ----------------------------
                                                                 Amount             %          Amount              %
                                                             -------------       -------   -------------         ------
                                                             (in millions)                 (in millions)
Not subject to discretionary withdrawal provisions ......      $21,698.0           72.6%      $19,335.2           70.3%
Subject to discretionary withdrawal adjustment:
   With market value adjustment .........................          824.2            2.8         1,126.3            4.1
   At contract value ....................................        1,877.6            6.3         1,540.6            5.6
Subject to discretionary withdrawal at contract value
   less surrender charge ................................        5,455.8           18.3         5,496.5           20.0
                                                             ----------------------------------------------------------
Total annuity reserves and deposit funds liability ......      $29,855.6          100.0%      $27,498.6          100.0%
                                                             ==========================================================

     Individual life insurance policies are less susceptible to withdrawal than are annuity contracts because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. As indicated in the table above, there is a substantial percentage of annuity reserves and deposit fund liabilities that are not subject to withdrawal. As a matter of policy, we seek to include provisions limiting withdrawal rights from general account institutional structured investment products. These include GICs and funding agreements sold to plan sponsors where the contract prohibits the contractholder from making withdrawals other than on a scheduled maturity date.

     Individual life insurance policies (other than term life insurance policies) increase in cash values over their lives. Policyholders have the right to borrow from us an amount generally up to the cash value of their policy at any time. As of December 31, 2000, we had approximately $17.1 billion in cash values in which policyholders have rights to policy loans. The majority of cash values eligible for policy loans are at variable interest rates which are reset annually on the policy anniversary. Moreover, a portion of our fixed interest rate policy loans have features that provide for reduced crediting rates on the portion of cash values loaned. The amount of policy loans has remained consistent over the past three years, at approximately $1.9 billion, $1.5 billion of which are in the closed block at December 31, 2000.

     The risk-based capital standards for life insurance companies, as prescribed by the National Association of Insurance Commissioners, establish a risk-based capital ratio comparing adjusted surplus to required surplus for each of our United States domiciled insurance subsidiaries. If the risk-based capital ratio falls outside of acceptable ranges, regulatory action may be taken ranging from increased information requirements to mandatory control by the domiciliary insurance department. The risk-based capital ratios of all our insurance subsidiaries as of December 31, 2000, were above the ranges that would require regulatory action.

     We maintain reinsurance programs designed to protect against large or unusual losses. Based on our review of our reinsurers' financial statements and reputations in the reinsurance marketplace, we believe that our reinsurers are financially sound, and, therefore, that we have no significant exposure to uncollectable reinsurance in excess of uncollectable amounts recognized in our audited consolidated financial statements.

     Given the historical cash flow of our subsidiaries and current financial results, management believes that the cash flow from the operating activities over the next year will provide sufficient liquidity for our operations, as well as to satisfy debt service obligations and to pay other operating expenses. Although we anticipate that we will be able to meet our cash requirements, we can give no assurances in this regard.

Accounting Standards

For a discussion of accounting standards, see Note 1 to our audited consolidated financial statements.

ITEM 7A. Quantitative and Qualitative Information About Market Risk

Capital Markets Risk Management

     The Company maintains a disciplined, comprehensive approach to managing capital market risks inherent in its business operations. To mitigate these risks, and effectively support Company objectives, investment operations are organized and staffed to focus investment management expertise on specific classes of investments, with particular emphasis placed on private placement markets. In addition, a dedicated unit of asset/liability risk management (ALM) professionals centralizes the implementation of its interest rate risk management program. As an integral component of its ALM program, derivative instruments are used in accordance with risk reduction techniques established through Company policy and with formal approval granted from the New York Insurance Department. The Company's use of derivative instruments is monitored on a regular basis by the Company's Investment Compliance Department and reviewed quarterly with senior management and the Committee of Finance of the Company's wholly-owned subsidiary, John Hancock Life Insurance Company, (the Company's Committee of Finance).

     The Company's principal capital market exposures are credit and interest rate risk, which includes the impact of inflation, although we have certain exposures to changes in equity prices and foreign currency exchange rates. Credit risk pertains to the uncertainty associated with the ability of an obligor or counterparty to continue to make timely and complete payments of contractual principal and/or interest. Interest rate risk pertains to the market value fluctuations that occur within fixed maturity securities or liabilities as market interest rates move. Equity and foreign currency risk pertain to price fluctuations, associated with the Company's ownership of equity investments or non-US dollar denominated investments and liabilities, driven by dynamic market environments.

Credit Risk

     The Company manages the credit risk inherent in its fixed maturity securities by applying strict credit and underwriting standards, with specific limits regarding the proportion of permissible below investment grade holdings. We also diversify our fixed maturity securities with respect to investment quality and credit concentration. Concentrations are monitored with respect to issuer, industry, geographic location, and loan property-type. Where possible, consideration of external measures of creditworthiness, such as ratings assigned by nationally recognized rating agencies, supplement our internal credit analysis. The Company uses simulation models to examine the probability distribution of credit losses to ensure that it can readily withstand feasible adverse scenarios. In addition, the Company periodically examines, on various levels of aggregation, its actual default loss experience on significant asset classes to determine if the losses are consistent with the (1) levels assumed in product pricing, (2) ACLI loss experience and (3) rating agencies' quality-specific cohort default data. These tests have generally found the Company's aggregate experience to be favorable relative to these external benchmarks and consistent with priced-for-levels.

     As of December 31, 2000, the Company's fixed maturity portfolio was comprised of 86.3% investment grade securities and 13.7% below-investment-grade securities. These percentages are consistent with recent experience and indicative of the

Company's long-standing investment philosophy of pursuing moderate amounts of credit risk in anticipation of earning higher expected returns. We believe that credit risk can be successfully managed given our proprietary credit evaluation models and experienced personnel. For additional information regarding the credit quality of the Company's portfolio see Note 3 to our audited consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Segment Operations.

Interest Rate Risk

     The Company maintains a tightly controlled approach to managing its potential interest rate risk. Interest rate risk arises from many of our primary activities, as we invest substantial funds in interest-sensitive assets to support the issuance of our various interest-sensitive liabilities, primarily within our Protection, Asset Gathering and Guaranteed and Structured Financial Products Segments.

     We manage interest rate sensitive segments of our business, and their supporting investments, under one of two broadly defined risk management methods designed to provide an appropriate matching of assets and liabilities. For guaranteed rate products, where contractual liability cash flows are highly predictable (e.g., GICs or immediate annuities) we apply sophisticated duration-matching techniques to manage the segment's exposure to both parallel and non-parallel yield curve movements. Typically this management technique involves a duration mismatch tolerance of only +/- .05 years, with other measures used for limiting exposure to non-parallel risk. Duration measures the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, should interest rates increase by 100 basis points, the fair value of an asset with a duration of 5 years is expected to decrease in value by approximately 5.0%. For non-guaranteed rate products we apply scenario modeling techniques to develop investment policies with what we believe to be the optimal risk/return tradeoff given our risk constraints. Each scenario is based on near term reasonably possible hypothetical changes in interest rates which illustrate the potential impact of such events.

     We project asset and liability cash flows, and then discount them against credit-specific interest rate curves to attain fair values. Duration is then calculated by re-pricing these cash flows against a modified or "shocked" interest rate curve and evaluating the percentage change in fair value versus the base case. As of December 31,2000, the fair value of fixed maturity securities and mortgage loans supporting duration-managed liabilities was approximately $24,950 million.

     The risk management method for non-guaranteed rate products, such as whole life insurance or single premium deferred annuities, is less formulaic, but very data intensive, due to the less predictable nature of the liability cash flows. For these products, we manage interest rate risk based on scenario-based portfolio modeling that seeks to identify the most appropriate investment strategy given probable policyholder behavior and liability crediting needs under a wide range of interest rate environments. As of December 31, 2000, the fair value of fixed maturity securities and mortgage loans supporting liabilities managed under this modeling was approximately $18,800 million

Derivative Instruments

     The Company uses a variety of derivative financial instruments, including swaps, caps, floors, and exchange traded futures contracts, in accordance with Company investment policy. Permissible derivative applications include the reduction of economic risk (i.e., hedging) related to changes in yields, prices, cash flows, and currency exchange rates. In addition, certain limited applications of "income generation" are allowed. Examples of this type of use include the purchase of call options to offset the sale of embedded options in Company liability issuance or the purchase of swaptions to offset the purchase of embedded put options in certain investments. The Company does not make a market or trade derivatives for speculative purposes.

     The Company's Investment Compliance Unit monitors all derivatives activity for consistency with internal policies and guidelines. All derivatives trading activity is reported monthly to the Company's Committee of Finance for review, with a comprehensive governance report provided jointly each quarter by the Company's Derivatives Supervisory Officer and Chief Investment Compliance Officer. The table below reflects the Company's derivatives positions hedging interest rate risk as of December 31, 2000. The notional amounts in the table represent the basis on which pay or receive amounts are calculated and are not reflective of credit risk. These fair value exposures represent only a point in time and will be subject to change as a result of ongoing portfolio and risk management activities.

                                                         As of December 31, 2000
                               -------------------------------------------------------------------------
                                                                             Fair Value
                                                            --------------------------------------------
                                             Weighted-
                                Notional    Average Term     -100 Basis         As of        +100 Basis
                                 Amount       (Years)       Point Change      12/31/00      Point Change
                               ---------    ------------    ------------     ---------      ------------
                                            (in millions, except for Weighted-Average Term)
Interest rate swaps .....      $10,911.2         8.3         $  (344.1)      $  (185.3)      $   (23.3)
CMT swaps ...............          491.3         1.6              (4.6)           (4.4)           (4.3)
Futures contracts (1) ...          602.1         9.1             (28.4)           (0.8)           26.6
Interest rate caps ......          321.6         3.2               0.9             2.0             4.3
Interest rate floors ....        8,328.0         9.4             138.7            59.0            25.1
Swaptions ...............           30.0         4.4              (3.0)           (1.3)           (0.5)
                               ---------                     -----------------------------------------
      Totals ............      $20,684.2         8.5         $  (240.5)      $  (130.8)      $    27.9
                               =========                     =========================================

--------------------------------------------
(1)  Represents the notional value on open contracts as of December 31, 2000.

     Our non-exchange-traded derivatives are exposed to the possibility of loss from a counterparty failing to perform its obligations under terms of the derivative contract. We believe the risk of incurring losses due to nonperformance by our counterparties is remote. To manage this risk, Company procedures include the (a) on-going evaluation of each counterparty's credit ratings, (b) the application of credit limits and monitoring procedures based on an internally developed, scenario-based risk assessment system, (c) quarterly reporting of each counterparty's "potential exposure", (d) master netting agreements, and (e) the use of collateral agreements. Futures contracts trade on organized exchanges and have effectively no credit risk.

As of December 31, 2000, the Company had outstanding fixed income obligations (in the form of a $450 million Surplus Note) with an aggregate fair value of approximately $436.1 million. Through the application of an interest rate swap overlay this debt has no material sensitivity to interest rate movements.

Equity Risk

     Equity risk is the possibility that we will incur economic losses due to adverse changes in a particular common stock. In order to reduce our exposure to market fluctuations on some of our equity securities, we use equity collar agreements. These equity collar agreements limit the market value fluctuations on their underlying equity securities. Our equity collars are comprised of an equal number of purchased put options and written call options, each with strike rates equidistant from the stock price at the time the contract is established. As of December 31, 2000, the fair value of our equity securities was $1,326.5 million. The fair value of our equity collar agreements as of December 31, 2000 was $11.7 million. A 15% decline in the December 31, 2000 value of the equity securities hedged with the equity collar agreements would result in an unrealized loss of $184.8 million. In certain cases the Company classifies its equity holdings as trading securities. These holdings are marked-to-market through the income statement, creating investment income volatility that is effectively neutralized by changes in corresponding liability reserves.

Foreign Currency Risk

     Foreign currency risk is the possibility that we will incur economic losses due to adverse changes in foreign currency exchange rates. This risk arises in part from our international operations and certain foreign currency-denominated funding agreements issued to non-qualified institutional investors in the international market. We use currency swap agreements of the same currency to hedge the foreign exchange risk related to our investments and funding agreements denominated in foreign currencies. We also have fixed maturities that are denominated in foreign currencies. We also use derivatives to hedge the foreign currency risk of these securities (both interest and principal payments). At December 31, 2000, the par value of our foreign currency denominated fixed maturity securities was approximately $462 million. The fair value of our currency swap agreements at December 31, 2000 supporting foreign denominated bonds was $11.0 million.

     We estimate that as of December 31, 2000, a 10% immediate change in each of the foreign currency exchange rates to which we are exposed, including the currency swap agreements, would result in no material change to the net fair value of our foreign currency-denominated instruments identified above. The selection of a 10% immediate change in all currency exchange rates should not be construed as a prediction by us of future market events but rather as an illustration of the potential impact of such an event. Our largest individual currency exposure is to the Canadian dollar.

     The modeling technique we use to calculate our exposure does not take into account correlation among foreign currency exchange rates or correlation among various markets. Our actual experience may differ from the results noted above due to the correlation assumptions utilized or if events occur that were not included in the methodology, such as significant illiquidity or other market events.

Effects of Inflation

      Inflation has not been a material factor in our operations during the past decade in terms of our investment performance, expenses, or product sales.

ITEM 8. Financial Statements and Supplementary Data

See Index to Consolidated Financial Statements and Schedules elsewhere in this Form 10-K.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III.

ITEM 10. Directors and Executive Officers of John Hancock Life Insurance Company

     Omitted

ITEM 11. Executive Compensation

     Omitted

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     Omitted

ITEM 13. Certain Relationships and Related Transactions

     Omitted

PART IV

ITEM 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)  Documents filed as part of this report:

     1. CONSOLIDATED FINANCIAL STATEMENTS. See index to Audited Consolidated Financial Statements and Schedules included elsewhere in this Form 10-K.

     2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES. See index to Audited Consolidated Financial Statements and Schedules included elsewhere herein.

     3.   EXHIBITS. See Exhibit Index elsewhere in this Form 10-K.

(b) Reports on Form 8-K.

There were no reports on Form 8-K filed for John Hancock Life Insurance Company during the fourth quarter of 2000.

(c) Exhibits

                       JOHN HANCOCK LIFE INSURANCE COMPANY
               INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors                                       F-2

Audited Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2000 and 1999         F-3
Consolidated Statements of Income for the Years Ended
   December 31, 2000, 1999 and 1998                                  F-5
Consolidated Statements of Changes in Shareholder's Equity
   and Comprehensive Income for the Years Ended
   December 31, 2000, 1999 and 1998                                  F-6
Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2000, 1999 and 1998                                  F-8
Notes to Consolidated Financial Statements                           F-10 - F-55
Financial Statement Schedules                                        F-56 - F-59

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
John Hancock Life Insurance Company

We have audited the accompanying consolidated balance sheets of John Hancock Life Insurance Company as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholder's equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at
Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of John Hancock Life Insurance Company at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                 /s/ ERNST & YOUNG LLP


Boston, Massachusetts
March 16, 2001

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                                                   December 31
                                                               2000           1999
                                                            ---------      ---------
                                                                  (in millions)
Assets

Investments - Notes 3 and 4
Fixed maturities:
   Held-to-maturity--at amortized cost
    (fair value: 2000--$11,651.2; 1999--$13,438.7) ...      $11,888.6      $13,790.2
   Available-for-sale--at fair value
    (cost: 2000--$15,790.3; 1999--$17,150.9) .........       16,023.5       16,959.2
Equity securities:
   Available-for-sale--at fair value
   (cost: 2000--$830.6; 1999--$1,086.2) ..............        1,094.9        1,230.2
   Trading securities--at fair value
   (cost: 2000--$193.4; 1999--$53.8) .................          231.6           84.1
Mortgage loans on real estate ........................        8,968.9       10,733.0
Real estate ..........................................          519.0          548.5
Policy loans .........................................          428.6        1,938.8
Short-term investments ...............................          151.9          166.9
Other invested assets ................................        1,353.0        1,311.1
                                                            ---------      ---------

   Total Investments .................................       40,660.0       46,762.0

Cash and cash equivalents ............................        2,841.2        1,797.7
Accrued investment income ............................          585.9          652.0
Premiums and accounts receivable .....................          210.8          215.6
Deferred policy acquisition costs ....................        2,388.5        3,142.7
Reinsurance recoverable - Note 9 .....................        2,829.0        2,246.0
Other assets .........................................        2,100.6        1,724.8
Closed block assets - Note 6 .........................        9,710.0             --
Separate accounts assets .............................       26,454.8       28,047.6
                                                            ---------      ---------

   Total Assets ......................................      $87,780.8      $84,588.4
                                                            =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                                                         December 31
                                                                     2000           1999
                                                                  ---------      ---------
                                                                       (in millions)
Liabilities and Shareholder's Equity

Liabilities
Future policy benefits .....................................      $22,996.4      $31,106.2
Policyholders' funds .......................................       15,722.9       15,562.3
Unearned revenue ...........................................          671.3          490.2
Unpaid claims and claim expense reserves ...................          253.7          358.9
Dividends payable to policyholders .........................          130.8          472.8
Short-term debt - Note 7 ...................................          245.3          453.8
Long-term debt - Note 7 ....................................          534.0          536.9
Income taxes - Note 5 ......................................          428.8          161.8
Other liabilities ..........................................        2,600.7        2,551.2
Closed block liabilities - Note 6 ..........................       12,035.9             --
Separate accounts liabilities ..............................       26,454.8       28,047.6
                                                                  ---------      ---------

   Total Liabilities .......................................       82,074.6       79,741.7

Minority interest - Note 8 .................................          290.3           93.5

Commitments and contingencies - Note 11

Shareholder's Equity - Note 12
Common stock, $10,000 par value; 1,000 shares authorized
    and outstanding ........................................           10.0             --
Additional paid in capital .................................        4,998.9             --
Retained earnings ..........................................          330.1        4,782.9
Accumulated other comprehensive income (loss) ..............           76.9          (29.7)
                                                                  ---------      ---------

   Total Shareholder's Equity ..............................        5,415.9        4,753.2
                                                                  ---------      ---------

   Total Liabilities and Shareholder's Equity ..............      $87,780.8      $84,588.4
                                                                  =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                               Year Ended December 31
                                                                                       --------------------------------------
                                                                                         2000           1999           1998
                                                                                       --------       --------       --------
                                                                                                   (in millions)
Revenues
  Premiums ......................................................................      $2,190.4       $2,411.3       $2,109.0
  Universal life and investment-type product charges ............................         746.7          703.3          597.0
  Net investment income - Note 3 ................................................       3,251.0        3,568.5        3,328.0
  Net realized investment gains, net of related amortization of deferred policy acquisition costs and amounts credited to
    participating pension contractholders ($6.0, $85.8 and
    $120.3, respectively) - Notes 1, 3 and 13 ...................................          83.9          175.2          106.1
  Investment management revenues, commissions and other fees ....................         764.8          680.9          659.7
  Other revenue (expense) .......................................................         (13.9)           0.1           10.3
  Contribution from the closed block - Note 6 ...................................         124.1             --             --
                                                                                       --------       --------       --------
     Total revenues .............................................................       7,147.0        7,539.3        6,810.1

Benefits and expenses
  Benefits to policyholders, excluding amounts related to net realized investment gains credited to participating pension contractholders ($6.9,
    $35.3, $79.1, respectively) -
     Notes 1, 3 and 13 ..........................................................       4,092.5        5,133.0        4,082.6
  Other operating costs and expenses ............................................       1,507.7        1,384.4        1,357.8
  Amortization of deferred policy acquisition costs, excluding amounts related to net realized investment gains (losses) (($0.9),
    $50.5 and $41.2, respectively) - Notes 1, 3 and 13 ..........................         183.8          164.2          261.2
  Dividends to policyholders ....................................................         157.3          501.6          473.2
  Demutualization expenses ......................................................          10.6           96.2           18.0
                                                                                       --------       --------       --------
     Total benefits and expenses ................................................       5,951.9        7,279.4        6,192.8
                                                                                       --------       --------       --------

Income before income taxes, minority interest and cumulative effect
  of accounting change ..........................................................       1,195.1          259.9          617.3

Income taxes - Note 5 ...........................................................         344.4           97.9          174.1
                                                                                       --------       --------       --------
Income before minority interest and cumulative effect of ........................         850.7          162.0          443.2
  accounting change

Minority interest - Note 8 ......................................................         (10.6)          (1.6)          (1.1)
                                                                                       --------       --------       --------
Income before cumulative effect of accounting change ............................         840.1          160.4          442.1

Cumulative effect of accounting change, net of tax - Note 1 .....................            --           (9.7)            --
                                                                                       --------       --------       --------

Net income ......................................................................      $  840.1       $  150.7       $  442.1
                                                                                       ========       ========       ========

The accompanying notes are an integral part of these consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                            AND COMPREHENSIVE INCOME

                                                                                      Accumulated
                                                          Additional                     Other              Total
                                                           Paid In      Retained     Comprehensive      Shareholder's
                                         Common Stock      Capital      Earnings     Income (Loss)         Equity
                                        --------------------------------------------------------------------------------
(in millions)
Balance at January 1, 1998.............                                  $4,190.1       $ 446.7            $4,636.8

Comprehensive income:
  Net income...........................                                     442.1                             442.1
  Other comprehensive
     income, net of tax:
     Net unrealized gains
       (losses)........................                                                  (148.6)             (148.6)
     Foreign currency
       translation adjustment..........                                                    (6.0)               (6.0)
     Minimum pension liability.........                                                    (8.8)               (8.8)
                                                                                                           --------
Comprehensive income...................                                                                       278.7
                                        --------------------------------------------------------------------------------
Balance at December 31, 1998...........                                   4,632.2         283.3             4,915.5

Comprehensive income:
  Net income...........................                                     150.7                             150.7
  Other comprehensive
     income, net of tax:
     Net unrealized gains
       (losses)........................                                                  (307.0)             (307.0)
     Foreign currency
       translation adjustment..........                                                    16.9                16.9
     Minimum pension liability.........                                                   (22.9)              (22.9)
                                                                                                           --------
Comprehensive income...................                                                                      (162.3)
                                        --------------------------------------------------------------------------------
Balance at December 31, 1999...........                                  $4,782.9       $ (29.7)           $4,753.2

The accompanying notes are an integral part of these consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S
                 EQUITY AND COMPREHENSIVE INCOME -- (CONTINUED)

                                                                                      Accumulated
                                                          Additional                     Other              Total
                                                           Paid In      Retained     Comprehensive      Shareholder's
                                           Common Stock    Capital      Earnings     Income (Loss)         Equity
                                           -----------------------------------------------------------------------------
(in millions)
Balance at December 31, 1999..............         --             --     $4,782.9        $(29.7)          $4,753.2

Demutualization transaction                     $10.0       $4,956.4     (4,826.9)                           139.5

Comprehensive income:
  Net income before demutualization.......                                   44.0                             44.0
  Net income after demutualization........                                  796.1                            796.1
                                                                         --------                         --------
  Net income for the year.................                                  840.1                            840.1

  Other comprehensive income, net of tax:
     Net unrealized gains (losses)........                                                122.0              122.0
     Foreign currency
      translation adjustment..............                                                (19.1)             (19.1)
     Minimum pension liability............                                                  8.2                8.2
                                                                                                          --------
Comprehensive income......................                                                                   951.2

Capital contributions from parent
     company..............................                      42.5                                          42.5
Dividend paid to parent company...........                                 (466.0)                          (466.0)
Minority interest.........................                                                 (4.5)              (4.5)
                                           -----------------------------------------------------------------------------
Balance at December 31, 2000..............      $10.0       $4,998.9    $   330.1        $ 76.9           $5,415.9
                                           =============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Year Ended December 31
                                                                           2000            1999            1998
                                                                        ---------       ---------       ---------
                                                                                      (in millions)
Cash flows from operating activities:
   Net income ....................................................      $   840.1       $   150.7       $   442.1
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Amortization of discount - fixed maturities ...........         (121.8)          (77.9)          (55.6)
           Realized investment gains, net ........................          (83.9)         (175.2)         (106.1)
           Change in deferred policy acquisition costs ...........         (334.0)         (281.3)         (173.8)
           Depreciation and amortization .........................           98.6            74.3            90.2
           Net cash flows from trading securities ................         (147.5)          (16.2)            4.2
           (Increase) decrease in accrued investment income ......          (70.0)         (116.3)           21.9
           Decrease in premiums and accounts
            receivable ...........................................            0.8            11.8           131.3
           Increase in other assets and other liabilities, net ...         (546.4)         (218.7)         (427.4)
           Increase in policy liabilities and accruals, net ......        1,776.9         2,253.6         1,347.4
           Loss on sale of subsidiaries ..........................             --            21.3              --
           Increase (decrease) in income taxes ...................          434.6            (4.2)           16.6
           Initial cash transferred to the closed block ..........         (158.6)             --              --
           Contribution from the closed block ....................         (124.1)             --              --
                                                                        ---------       ---------       ---------

               Net cash provided by operating activities .........        1,564.7         1,621.9         1,290.8

Cash flows from investing activities:
  Sales of:
    Fixed maturities held-to-maturity ............................             --            28.7             8.5
    Fixed maturities available-for-sale ..........................        4,896.8         9,824.0        21,079.2
    Equity securities available-for-sale .........................          742.9           182.7           249.2
    Real estate ..................................................           66.4         1,286.3           640.3
    Short-term investments and other invested assets .............          101.9           764.4           926.3
  Maturities, prepayments and scheduled redemptions of:
    Fixed maturities held-to-maturity ............................        1,553.9         1,777.1         2,166.9
    Fixed maturities available-for-sale ..........................        1,394.2         1,880.3         2,162.3
    Short-term investments and other invested assets .............          459.9           311.8            79.4
    Mortgage loans on real estate ................................        1,429.9         1,509.0         1,849.8
  Purchases of:
    Fixed maturities held-to-maturity ............................       (1,860.8)       (2,715.1)       (2,428.5)
    Fixed maturities available-for-sale ..........................       (7,553.0)      (12,660.6)      (24,118.7)
    Equity securities available-for-sale .........................         (511.6)         (384.1)         (384.5)
    Real estate ..................................................          (46.0)         (197.2)         (152.0)
    Short-term investments and other invested assets .............         (818.5)         (715.4)       (1,103.0)
    Mortgage loans on real estate issued .........................       (1,605.8)       (2,410.7)       (2,265.3)
  Cash received related to acquisition of business ...............          141.3              --              --
  Net cash received (paid) related to sale of subsidiaries .......          267.2          (206.5)             --
  Net cash paid for acquisition of subsidiary ....................             --          (200.4)             --
  Other, net .....................................................           22.8            (7.9)          (13.0)
                                                                        ---------       ---------       ---------

            Net cash used in investing activities ................       (1,318.5)       (1,933.6)       (1,303.1)

The accompanying notes are an integral part of these consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                                                                   Year Ended December 31
                                                                             2000           1999           1998
                                                                           --------       --------       --------
                                                                                       (in millions)
Cash flows from financing activities:
  Issuance of common stock ..........................................      $   10.0             --             --
  Contribution from Parent ..........................................       1,552.0
  Payments to eligible policyholders under Plan of Reorganization ...      (1,076.7)            --             --
  Dividend paid to parent company ...................................        (466.0)            --             --
  Proceeds from issuance of preferred stock .........................            --       $   68.2             --
  Universal life and investment-type contract deposits ..............       8,148.3        8,365.9       $8,214.8
  Universal life and investment-type contract maturities and
     withdrawals ....................................................      (7,158.8)      (8,144.0)      (7,204.1)
  Issuance of long-term debt ........................................          20.0            6.0           77.0
  Repayment of long-term debt .......................................         (73.2)         (15.5)        (298.1)
  Net (decrease) increase in commercial paper .......................        (158.3)         (30.5)          60.4
                                                                           --------       --------       --------

      Net cash provided by financing activities .....................         797.3          250.1          850.0
                                                                           --------       --------       --------

      Net increase (decrease) in cash and cash equivalents ..........       1,043.5          (61.6)         837.7

Cash and cash equivalents at beginning of year ......................       1,797.7        1,859.3        1,021.6
                                                                           --------       --------       --------

Cash and cash equivalents at end of year ............................      $2,841.2       $1,797.7       $1,859.3
                                                                           ========       ========       ========

The accompanying notes are an integral part of these consolidated financial statement.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Summary of Significant Accounting Policies

John Hancock Life Insurance Company (the Company), formerly known as John Hancock Mutual Life Insurance Company (the Mutual Company) and Subsidiaries, is a diversified financial services organization that provides a broad range of insurance and investment products and investment management and advisory services.

Reorganization and Initial Public Offering

In connection with the Mutual Company's Plan of Reorganization (the Plan), effective February 1, 2000, the Mutual Company converted from a mutual life insurance company to a stock life insurance company (i.e., demutualized) and became a wholly-owned subsidiary of John Hancock Financial Services, Inc. (JHFS or the parent company), which is a holding company. All policyholder membership interests in the Mutual Company were extinguished on that date and eligible policyholders of the Mutual Company received, in the aggregate, 212.8 million shares of common stock, $1,438.7 million of cash and $43.7 million policy credits as compensation. In addition, the Company established a closed block, to fund the guaranteed benefits and dividends of certain participating insurance policies. In connection with the Plan, the Mutual Company changed its name to John Hancock Life Insurance Company.

In addition, on February 1, 2000, JHFS completed its initial public offering
(IPO) in which 102.0 million shares of common stock were issued at a price of $17.00 per share. Net proceeds from the IPO were $1,657.7 million, of which $105.7 million was retained by JHFS and $1,552.0 million was contributed to the Company.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries. Less than majority-owned entities in which the Company has at least a 20% interest are accounted for using the equity method. All significant intercompany transactions and balances have been eliminated.

As of October 1, 2000, the Company sold 100% of the common stock of John Hancock Reassurance Company Ltd. (JHReCO), a Bermuda based subsidiary, to JHFS for cash of $44.9 million. The sale has been accounted for as a de-pooling of interests, and accordingly all prior period consolidated financial statements have been restated to exclude the results of operations, financial position, and cash flows of JHReCO from the Company's financial statements. No gain or loss was recognized on the transaction.

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Investments

In accordance with the provisions of Statement of Financial Accounting Standards
(SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities", the Company is required to classify its investments into one of three categories: held-to-maturity, available-for-sale or trading. The Company determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Fixed maturity investments include bonds, mortgage-backed securities, and redeemable preferred stock and are classified as held-to-maturity or available-for-sale. Bonds and mortgage-backed securities which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and carried at amortized cost. Fixed maturity investments not classified as held-to-maturity are classified as available-for-sale and are carried at fair value. Unrealized gains and losses related to available-for-sale securities are reflected in shareholder's equity, net of related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholders and applicable taxes. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. The amortized cost of fixed maturity investments is adjusted for impairments in value deemed to be other than temporary.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 1 -- Summary of Significant Accounting Policies - (Continued)

For the mortgage-backed bond portion of the fixed maturity investment portfolio, the Company recognizes income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date, and anticipated future payments and any resulting adjustment is included in net investment income.

Equity securities include common stock and non-redeemable preferred stock. Equity securities that have readily determinable fair values are carried at fair value. For equity securities which the Company has classified as available-for-sale, unrealized gains and losses are reflected in shareholder's equity as described above. Impairments in value deemed to be other than temporary are reported as a component of realized investment gains (losses). Gains and losses, both realized and unrealized, on equity securities classified as trading are included in net investment income.

Mortgage loans on real estate are carried at unpaid principal balances adjusted for amortization of premium or discount, less allowance for probable losses. When it is probable that the Company will be unable to collect all amounts of principal and interest due according to the contractual terms of the mortgage loan agreement, the loan is deemed to be impaired and a valuation allowance for probable losses is established. The valuation allowance is based on the present value of the expected future cash flows, discounted at the loan's original effective interest rate, or on the collateral value of the loan if the loan is collateral dependent. Any change to the valuation allowance for mortgage loans on real estate is reported as a component of realized investment gains (losses). Interest received on impaired mortgage loans on real estate is included in interest income in the period received. If foreclosure becomes probable, the measurement method used is collateral value. Foreclosed real estate is then recorded at the collateral's fair value at the date of foreclosure, which establishes a new cost basis.

Investment real estate, which the Company has the intent to hold for the production of income, is carried at depreciated cost, using the straight-line method of depreciation, less adjustments for impairments in value. In those cases where it is determined that the carrying amount of investment real estate is not recoverable, an impairment loss is recognized based on the difference between the depreciated cost and fair value of the asset. The Company reports impairment losses as part of realized investment gains (losses).

Real estate to be disposed of is carried at the lower of cost or fair value less costs to sell. Any change to the valuation allowance for real estate to be disposed of is reported as a component of realized investment gains (losses). The Company does not depreciate real estate to be disposed of. During 1998, the Company made a strategic decision to sell the majority of its commercial real estate portfolio. Properties with a carrying value of $43.7 million, $979.7 million and $512.0 million were sold in 2000, 1999 and 1998, respectively. As of December 31, 2000, the plan to divest the Company of the majority of its commercial real estate portfolio is substantially complete.

Policy loans are carried at unpaid principal balances which approximate fair value.

Short-term investments are carried at amortized cost.

Partnership and joint venture interests in which the Company does not have control or a majority ownership interest are recorded using the equity method of accounting and included in other invested assets.

Realized investment gains and losses, other than those related to separate accounts for which the Company does not bear the investment risk, are determined on the basis of specific identification and are reported net of related amortization of deferred policy acquisition costs and amounts credited to participating pension contractholder accounts.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 1 -- Summary of Significant Accounting Policies - (Continued)

Derivative Financial Instruments

The Company uses futures contracts, interest rate swap, cap and floor agreements, swaptions and currency rate swap agreements for other than trading purposes to hedge and manage its exposure to changes in interest rate levels, and foreign exchange rate fluctuations, and to manage duration mismatch of assets and liabilities. The Company also uses equity collar agreements to reduce its exposure to market fluctuations in certain equity securities.

The Company uses futures contracts principally to hedge risks associated with interest rate fluctuations on sales of guaranteed investment contracts and funding agreements. Futures contracts represent commitments to either purchase or sell securities at a specified future date and at a specified price or yield.

The Company uses interest rate swap, cap and floor agreements and swaptions for the purpose of converting the interest rate characteristics (fixed or variable) of certain investments to more closely match its liabilities. Interest rate swap agreements are contracts with a counterparty to exchange interest rate payments of a differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal) to hedge against interest rate changes. Interest rate cap and floor agreements are contracts with a counterparty which require the payment of a premium for the right to receive payments for the difference between the cap or floor interest rate and a market interest rate on specified future dates based on an underlying principal balance (notional principal) to hedge against rising and falling interest rates. Swaptions entitle the Company to receive settlement payments from other parties on specified expiration dates, contingent on future interest rates. The amount of such settlement payments, if any, is determined by the present value of the difference between the fixed rate on a market rate swap and the strike rate multiplied by the notional amount.

Currency rate swap agreements are used to manage the Company's exposure to foreign exchange rate fluctuations. Currency rate swap agreements are contracts to exchange the currencies of two different countries at the same rate of exchange at specified future dates.

The Company invests in common stock that is subject to fluctuations from market value changes in stock prices. The Company sometimes seeks to reduce its market exposure to such holdings by entering into equity collar agreements. A collar consists of a call option that limits the Company's potential for gain from appreciation in the stock price as well as a put option that limits the Company's potential for loss from a decline in the stock price.

Futures contracts are carried at fair value and require daily cash settlement. Changes in the fair value of futures contracts that qualify as hedges are deferred and recognized as an adjustment to the hedged asset or liability.

The net differential to be paid or received on interest rate swap agreements and currency rate swap agreements is accrued and recognized as a component of net investment income. The related amounts due to or from counterparties are included in accrued investment income receivable or payable.

Premiums paid for interest rate cap and floor agreements and swaptions are deferred and amortized to net investment income on a straight-line basis over the term of the agreements. The unamortized premium is included in other assets. Amounts earned on interest rate cap and floor agreements and swaptions are recorded as an adjustment to net investment income. Settlements received on swaptions are deferred and amortized over the life of the hedged assets as an adjustment to yield.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (Continued)

Interest rate swap, cap and floor agreements, swaptions and currency rate swap agreements which hedge instruments designated as available-for-sale are adjusted to fair value with the resulting unrealized gains and losses, net of related taxes, included in shareholder's equity. The net unrealized gain (losses) on derivatives hedging available-for-sale instruments included in shareholder's equity was ($181.2) million, $86.1 million, and ($128.1) million, at December 31, 2000, 1999 and 1998, respectively. The change in net unrealized gain (losses) for derivatives recorded as part of other comprehensive income for the years ended December 31, 2000, 1999 and 1998 was ($267.3) million, $214.2 million, and ($68.4) million, respectively. The fair value of those derivatives used to hedge items other than available-for-sale instruments is not recognized in the financial statements.

Equity collar agreements are carried at fair value and are included in other invested assets, with the resulting unrealized gains and losses included in realized investment gains (losses).

Hedge accounting is applied after the Company determines that the items to be hedged expose it to interest or price risk, designates these financial instruments as hedges and assesses whether the instruments reduce the hedged risks through the measurement of changes in the value of the instruments and the items being hedged at both inception and throughout the hedge period.

From time to time, futures contracts, interest rate swaps, cap and floor agreements, swaptions and currency rate swap agreements are terminated. If the terminated position was accounted for as a hedge, realized gains or losses are deferred and amortized over the remaining lives of the hedged assets or liabilities. Realized and unrealized changes in fair value of derivatives designated with items that no longer exist or are no longer probable of occurring are recorded as a component of the gain or loss arising from the disposition of the designated item or included in income when it is determined that the item is no longer probable of occurring. Changes in the fair value of derivatives no longer effective as hedges are recognized in income from the date the derivative becomes ineffective until their expiration.

Revenue Recognition

Premiums from participating and non-participating traditional life insurance and annuity policies with life contingencies are recognized as income when due.

Premiums from universal life and investment-type contracts are reported as deposits to policyholders' account balances. Revenues from these contracts consist of amounts assessed during the period against policyholders' account balances for mortality charges, policy administration charges and surrender charges.

Premiums for contracts with a single premium or a limited number of premium payments, due over a significantly shorter period than the total period over which benefits are provided, are recorded in income when due. The portion of such premium that is not required to provide for all benefits and expenses is deferred and recognized in income in a constant relationship to insurance in force or, for annuities, the amount of expected future benefit payments.

Premiums from long-term care insurance contracts are recognized as income when due. Premiums from group life and health insurance contracts are recognized as income over the period to which the premiums relate in proportion to the amount of insurance protection provided.

Property and casualty insurance premiums are recognized as earned over the terms of the contracts.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (Continued)

Investment advisory, transfer agent, distribution and service fees are recognized as revenues when services are performed. Commissions related to security transactions and related expenses are recognized as income on the trade date. Contingent deferred selling charge commissions are recognized as income in the year received. Selling commissions paid to the selling broker/dealer for sales of mutual funds that do not have a front-end sales charge are deferred and amortized on a straight-line basis over periods not exceeding six years. This is the approximate period of time expected to be benefited and during which fees earned pursuant to Rule 12b-1 distribution plans are received from the funds and contingent deferred sales charges are received from shareholders of the funds.

Future Policy Benefits and Policyholders' Funds

Future policy benefits for participating traditional life insurance policies are based on the net level premium method. This net level premium reserve is calculated using the guaranteed mortality and dividend fund interest rates, which range from 2.5% to 8.0%. The liability for annual dividends represents the accrual of annual dividends earned. Settlement dividends are accrued in proportion to gross margins over the life of the contract.

For non-participating traditional life insurance policies, future policy benefits are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency, interest and expenses established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on the Company's experience, which, together with interest and expense assumptions, include a margin for adverse deviation. Benefit liabilities for annuities during the accumulation period are equal to accumulated contractholders' fund balances and after annuitization are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 2.5% to 8.0% for life insurance liabilities, from 2.0% to 14.2% for individual annuity liabilities and from 2.0% to 12.6% for group annuity liabilities.

Policyholders' funds for universal life and investment-type products, including guaranteed investment contracts and funding agreements, are equal to the policyholder account values before surrender charges. As of December 31, 2000, the Company had approximately $6.3 billion of funding agreements, none of which contains early termination provisions. Policy benefits that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policyholders' account balances. Interest crediting rates range from 3.0% to 9.0% for universal life products and from 4.6% to 16.0% for investment-type products.

Future policy benefits for long-term care insurance policies are based on the net level premium method. Assumptions established at policy issue as to mortality, morbidity, persistency, interest and expenses, which include a margin for adverse deviation, are based on estimates developed by management. Interest rates used in establishing such liabilities range from 6.0% to 8.5%.

Liabilities for unpaid claims and claim expenses include estimates of payments to be made on reported individual and group life, long-term care, and group accident and health insurance claims and estimates of incurred but not reported claims based on historical claims development patterns.

Estimates of future policy benefit reserves, claim reserves and expenses are reviewed continually and adjusted as necessary; such adjustments are reflected in current earnings. Although considerable variability is inherent in such estimates, management believes that future policy benefit reserves and unpaid claims and claims expense reserves are adequate.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (Continued)

Property and casualty reserves include loss reserve estimates based on claims reported and unreported and estimates of future expenses to be incurred in settlement of the claims provided for in the loss reserves estimates. These liabilities include estimates of future trends in claim severity and frequency and other factors that could vary as the losses are ultimately settled. During 1999, the Company sold the rest of its property and casualty business.

Participating Insurance

Participating business represents approximately 86.3%, 88.1%, and 87.7% of the Company's life insurance in force, 97.9%, 98.3%, and 98.4% of the number of life insurance policies in force, and 99.6%, 97.4%, and 97.3% of life insurance premiums in 2000, 1999 and 1998, respectively.

The portion of earnings allocated to participating pension contractholders that cannot be expected to inure to the Company is excluded from net income and shareholder's equity.

The amount of policyholders' dividends to be paid is approved annually by the Company's Board of Directors. The determination of the amount of policyholder dividends is complex and varies by policy type. In general, the aggregate amount of policyholders' dividends is related to actual interest, mortality, morbidity, persistency and expense experience for the year and judgment as to the appropriate level of statutory surplus to be retained by the Company. For policies included in the closed block, expense experience is not included in determining policyholders' dividends.

Deferred Policy Acquisition Costs

Costs that vary with, and are related primarily to, the production of new business have been deferred to the extent that they are deemed recoverable. Such costs include commissions, certain costs of policy issue and underwriting, and certain agency expenses. For participating traditional life insurance policies, such costs are being amortized over the life of the contracts at a constant rate based on the present value of the estimated gross margin amounts expected to be realized over the lives of the contracts. Estimated gross margin amounts include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. For universal life insurance contracts and investment-type products, such costs are being amortized generally in proportion to the present value of expected gross profits arising principally from surrender charges and investment results, and mortality and expense margins. The effects on the amortization of deferred policy acquisition costs of revisions to estimated gross margins and profits are reflected in earnings in the period such estimated gross margins and profits are revised. For non-participating term life and long-term care insurance products, such costs are being amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policy benefit reserves. Amortization expense was $182.9 million, $214.7 million, and $302.4 million in 2000, 1999 and 1998, respectively.

Amortization of deferred policy acquisition costs is allocated to: (1) realized investment gains and losses for those products that realized gains and losses have a direct impact on the amortization of deferred policy acquisition costs;
(2) unrealized investment gains and losses, net of tax, to provide for the effect on the deferred policy acquisition cost asset that would result from the realization of unrealized gains and losses on assets backing participating traditional life insurance and universal life and investment-type contracts; and
(3) a separate component of benefits and expenses to reflect amortization related to the gross margins or profits, excluding realized gains and losses, relating to policies and contracts in force.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (Continued)

Realized investment gains and losses related to certain products have a direct impact on the amortization of deferred policy acquisition costs as such gains and losses affect the amount and timing of profit emergence. Accordingly, to the extent that such amortization results from realized gains and losses, management believes that presenting realized investment gains and losses net of related amortization of deferred policy acquisition costs provides information useful in evaluating the operating performance of the Company. This presentation may not be comparable to presentations made by other insurers.

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid debt investments with a maturity of three months or less when purchased.

Goodwill and Value of Business Acquired

The excess of cost over the fair value of the net assets of businesses acquired was $228.6 million and $155.3 million at December 31, 2000 and 1999, respectively, and is included in other assets in the consolidated balance sheets. Goodwill is amortized on systematic bases over periods not exceeding 40 years, which correspond with the benefits estimated to be derived from the acquisitions. Accumulated amortization was $63.6 million and $43.3 million at December 31, 2000 and 1999, respectively. Amortization expense included in other operating costs and expenses was $20.3 million, $9.7 million, and $9.1 million, in 2000, 1999 and 1998, respectively. The Company reevaluates the recoverability of recorded goodwill based on the undiscounted cash flows of the related business whenever significant events or changes indicate an impairment may exist. If the undiscounted cash flows do not support the amount recorded, an impairment is recognized by a charge to current operations to reduce the carrying value of the goodwill based on the expected discounted cash flows of the related business.

The Company records an asset representing the present value of future profits of insurance policies inforce related to the businesses acquired. This asset is recorded as the value of business acquired (VOBA) and amounted to $340.0 million and $112.4 million at December 31, 2000 and 1999, respectively, and is included in other assets in the consolidated financial statements. VOBA is amortized in proportion to the present value of expected gross profits. Amortization expense included in other operating costs and expenses was $4.9 million, $1.3 million and $1.7 million in 2000, 1999 and 1998 respectively.

On October 1, 1999, The Maritime Life Assurance Company (Maritime), an indirect majority owned subsidiary of the Company, completed its purchase of Aetna Canada Holdings Limited (Aetna Canada) for approximately $296 million. On March 1, 2000, the Company acquired the individual long-term care insurance business of Fortis, Inc. (Fortis) through a coinsurance agreement for approximately $165 million. The acquisitions were recorded under the purchase method of accounting and, accordingly, the operating results have been included in the Company's consolidated results of operations from the applicable date of acquisition. Each purchase price was allocated to the assets acquired and the liabilities assumed based on estimated fair values, with the excess of the applicable purchase price over the estimated fair values recorded as goodwill. The goodwill calculation related to the Fortis acquisition is preliminary and further refinements might be necessary and are expected to be finalized in 2001. The unaudited pro forma revenues and net income, assuming that the acquisition of Aetna Canada had occurred at the beginning of 1999, were $7,899.2 million and $158.4 million, respectively, for the year ended December 31, 1999. The pro forma results, assuming the acquisition of Fortis had taken place as of the beginning of 2000 and 1999, respectively, would not be materially different from the reported results.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (Continued)

Separate Accounts

Separate accounts assets and liabilities reported in the accompanying consolidated balance sheets represent funds that are administered and invested by the Company to meet specific investment objectives of the contractholders. Investment income and investment gains and losses generally accrue directly to such contractholders who bear the investment risk, subject in some cases to minimum guaranteed rates. The assets of each account are legally segregated and are not subject to claims that arise out of any other business of the Company. Separate account assets are reported at fair value. Deposits, net investment income and realized investment gains and losses of separate accounts are not included in the revenues of the Company. Fees charged to contractholders, principally mortality, policy administration and surrender charges, are included in universal life and investment-type product charges.

Reinsurance

The Company utilizes reinsurance agreements to provide for greater diversification of business, allow management to control exposure to potential losses arising from large risks and provide additional capacity for growth.

Assets and liabilities related to reinsurance ceded contracts are reported on a gross basis. The accompanying statements of income reflect premiums, benefits and settlement expenses net of reinsurance ceded. Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts.

Federal Income Taxes

The provision for federal income taxes includes amounts currently payable or recoverable and deferred income taxes, computed under the liability method, resulting from temporary differences between the tax basis and book basis of assets and liabilities. A valuation allowance is established for deferred tax assets when it is more likely than not that an amount will not be realized. Foreign subsidiaries and U.S. subsidiaries operating outside of the United States are taxed under applicable foreign statutory rates.

Foreign Currency Translation

The assets and liabilities of operations in foreign currencies are translated into United States dollars at current exchange rates. Revenues and expenses are translated at average rates during the year. The resulting net translation adjustments for each year are accumulated and included in shareholder's equity. Gains or losses on foreign currency transactions are reflected in earnings.

Severance

In 1999, the Company initiated a restructuring plan to reduce costs and increase future operating efficiency by consolidating portions of its operations. The plan consists primarily of reducing staff in the home office and terminating certain operations outside the home office.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (Continued)

In connection with the restructuring plan, approximately 391 employees have been or will be terminated. These employees are or have been associated with operations in our Boston office and outside the home office. As of December 31, 2000, the liability for employee termination costs included in other liabilities was $20.6 million. Employee termination costs, included in other operating costs and expenses, were $18.8 million and $26.3 million for the years ended December 31, 2000 and 1999, respectively. Of the total number of employees affected, approximately 364 have been terminated, having received benefit payments of approximately $24.5 million.

Accounting Changes

In December 2000, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 00-3, "Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and Certain Long-Duration Participating Contracts." The SOP, which was adopted with respect to accounting for demutualization expenses by the Company on December 15, 2000, requires that demutualization related expenses be classified as a single line item within income from continuing operations and should not be classified as an extraordinary item. The adoption of SOP 00-3 resulted in the reclassification of demutualization expenses previously recorded as an extraordinary item in 1999 and 1998 of $93.6 million and $11.7 million, respectively (net of tax of $2.6 million and $6.3 million, respectively). The remaining provisions of this SOP, which will require (1) the inclusion of all closed block activity together with all other assets, liabilities, revenues and expenses and (2) recognition of a policyholder dividend obligation that represents cumulative actual closed block earnings in excess of expected periodic amounts calculated at the date of the demutualization, are effective no later than December 31, 2001. See Note 6 for a summary description of the closed block assets, liabilities, revenues and expenses, which do not include the policyholder dividend obligation that will be required in 2001. The Company currently is evaluating the effect that establishing the policyholder dividend obligation will have on its results of operations and financial position. That impact is not known at this time.

In April 1998, the AICPA issued SOP 98-5, "Reporting the Costs of Start-Up Activities." The SOP, which was adopted by the Company on January 1, 1999, requires that start-up costs capitalized prior to January 1, 1999 be written-off and any future start-up costs be expensed as incurred. The adoption of SOP 98-5 resulted in a charge to operations of $9.7 million (net of tax of $5.9 million) and was accounted for as a cumulative effect of an accounting change.

In March 1998, the Accounting Standards Executive Committee of the AICPA issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance for determining whether computer software is for internal use and when costs incurred for internal use software are to be capitalized. SOP 98-1 was adopted by the Company on January 1, 1999. The adoption of SOP 98-1 did not have a material impact on the Company's consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (Continued)

SOP 98-7, "Deposit Accounting: Accounting for Insurance and Reinsurance Contracts That Do Not Transfer Insurance Risk," provides guidance on how to account for insurance and reinsurance contracts that do not transfer insurance risk under a method referred to as deposit accounting. SOP 98-7 is effective for fiscal years beginning after June 15, 1999. SOP 98-7 did not have a material impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133." This Statement amends SFAS No. 133 to defer its effective date for one year, to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS No. 133." This Statement makes certain changes in the hedging provisions of SFAS No. 133, and is effective concurrent with SFAS No. 133. As amended, SFAS No. 133 requires all derivatives to be recognized on the balance sheet at fair value, and establishes special accounting for the following three types of hedges: fair value hedges, cash flow hedges, and hedges of foreign currency exposures of net investments in foreign operations. Special accounting for qualifying hedges provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the corresponding changes in value of the hedged item. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in the fair value of the hedged assets, liabilities or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be recognized immediately in earnings and will be included in net realized and other investment gains. As a result, such amounts will not be included in the determination of the Company's segment after tax operating income.

The adoption of SFAS No. 133, as amended, will result in an increase in other comprehensive income of $58.8 million (net of tax of $31.7 million) as of January 1, 2001 that will be accounted for as the cumulative effect of an accounting change. In addition, the adoption of SFAS No. 133, as amended, will result in a charge to operations of $26.2 million (net of tax of $14.1 million) as of January 1, 2001, that will be accounted for as the cumulative effect of an accounting change. The Company believes that its current risk management philosophy will remain largely unchanged after adoption of the Statement.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (Continued)

SFAS No. 133, as amended, precludes the designation of held-to-maturity fixed maturity investment securities as hedged items in hedging relationships where the hedged risk is interest rate risk. As a result, in connection with the adoption of the Statement and consistent with the provisions of the Statement, on January 1, 2001, the Company will reclassify approximately $12.1 billion of its held-to-maturity fixed maturity investment portfolio to the available-for-sale category. This will result in an additional increase in other comprehensive income of $178.6 million (net of tax of $96.2 million) as of January 1, 2001.

In September 2000, the FASB issued SFAS No 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, the Company recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin 101 (SAB 101), "Revenue Recognition in Financial Statements." SAB 101 clarifies the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued an amendment, SAB 101A, which deferred the effective date of SAB 101. In June 2000, the SEC issued a second amendment, SAB 101B, which deferred the effective date of SAB 101 to no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company adopted SAB 101 in the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material impact on the Company's results of operation or financial position.

Codification

In March 1998, the National Association of Insurance Commissioners (NAIC) adopted codified statutory accounting principles (Codification) effective January 1, 2001. Codification changes prescribed statutory accounting practices and results in changes to the accounting practices that the Company and its domestic life insurance subsidiaries will use to prepare their statutory-basis financial statements. The states of domicile of the Company and its domestic life insurance subsidiaries have adopted Codification as the prescribed basis of accounting on which domestic insurers must report their statutory-basis results effective January 1, 2001. The cumulative effect of changes in accounting principles adopted to conform to the requirements of Codification will be reported as an adjustment to surplus as of January 1, 2001. Management believes that, although the implementation of Codification will have a negative impact on the Company and its domestic life insurance subsidiaries' statutory-basis capital and surplus, the Company and its domestic subsidiaries will remain in compliance with all regulatory and contractual obligations.

Note 2-- Transactions with Parent

The Company provides JHFS with personnel, property and facilities in carrying out certain of its corporate functions. The Company annually determines a fee for these services and facilities based on a number of criteria. The amount of the service fee charged to JHFS was $19.8 million in 2000.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Investments

The following information summarizes the components of net investment income and realized investment gains, net:

                                                                                Year Ended December 31
                                                                          2000           1999           1998
                                                                        --------       --------       --------
                                                                                    (in millions)
Net Investment Income
    Fixed maturities .............................................      $2,281.6       $2,495.5       $2,207.5
    Equity securities ............................................          50.3           62.6           18.7
    Mortgage loans on real estate ................................         742.1          831.7          781.2
    Real estate ..................................................          97.1          158.4          415.7
    Policy loans .................................................          24.5          109.8          111.9
    Short-term investments .......................................         146.1           92.3           45.3
    Other ........................................................         183.0          165.3          181.3
                                                                        --------       --------       --------
    Gross investment income ......................................       3,524.7        3,915.6        3,761.6

       Less investment expenses ..................................         273.7          347.1          433.6
                                                                        --------       --------       --------

       Net investment income .....................................      $3,251.0       $3,568.5       $3,328.0
                                                                        ========       ========       ========

Net Realized Investment Gains (Losses), Net of Related
  Amortization of Deferred Policy Acquisition Costs and
  Amounts Credited to Participating Pension
  Contractholders

    Fixed maturities .............................................      $ (128.6)      $  (34.5)      $  110.3
    Equity securities ............................................         204.7          113.5          115.2
    Mortgage loans on real estate and real estate ................         (13.1)         143.5          (15.6)
    Derivatives and other invested assets ........................          26.9           38.5           16.5
    Amortization adjustment for deferred policy acquisition
        costs ....................................................           0.9          (50.5)         (41.2)
    Amounts credited to participating pension contractholders ....          (6.9)         (35.3)         (79.1)
                                                                        --------       --------       --------

    Net realized investment gains, net of related amortization of deferred policy acquisition costs and amounts
      credited to participating pension contractholders ..........      $   83.9       $  175.2       $  106.1
                                                                        ========       ========       ========

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Investments - (Continued)

Gross gains of $308.7 million in 2000, $192.3 million in 1999, and $267.8 million in 1998, and gross losses of $123.6 million in 2000, $176.8 million in 1999, and $92.9 million in 1998, were realized on the sale of available-for-sale securities.

The Company's investments in held-to-maturity securities and available-for-sale securities are summarized below:

                                                            Gross          Gross
                                           Amortized     Unrealized     Unrealized         Fair
                                              Cost          Gains         Losses          Value
                                           ---------     ----------     ----------      ---------
                                                                (in millions)
December 31, 2000
Held-to-Maturity:

Corporate securities ................      $10,691.1      $   459.2      $   665.7      $10,484.6

Mortgage-backed securities ..........        1,104.2           10.3           48.2        1,066.3

Obligations of states and
  political subdivisions ............           87.7            3.0            0.7           90.0

Debt securities issued by foreign
  governments .......................            5.6            4.7             --           10.3
                                           ---------      ---------      ---------      ---------

   Total ............................      $11,888.6      $   477.2      $   714.6      $11,651.2
                                           =========      =========      =========      =========

Available-for-Sale:

Corporate securities ................      $10,793.5      $   485.5      $   415.6      $10,863.4

Mortgage-backed securities ..........        3,430.4           82.2           25.2        3,487.4

Obligations of states and
  political subdivisions ............           24.8            1.7             --           26.5

Debt securities issued by foreign
  governments .......................        1,354.1          112.3           12.7        1,453.7

U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies .........          187.5            5.3            0.3          192.5
                                           ---------      ---------      ---------      ---------

Total fixed maturities ..............       15,790.3          687.0          453.8       16,023.5

Equity securities ...................          830.6          360.0           95.7        1,094.9
                                           ---------      ---------      ---------      ---------

   Total ............................      $16,620.9      $ 1,047.0      $   549.5      $17,118.4
                                           =========      =========      =========      =========

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Investments - (Continued)

                                                            Gross         Gross
                                           Amortized     Unrealized     Unrealized         Fair
                                              Cost          Gains         Losses          Value
                                           ---------     ----------     ----------      ---------
                                                                (in millions)
December 31, 1999
Held-to-Maturity:

Corporate securities ................      $12,523.0      $   390.3      $   680.3      $12,233.0

Mortgage-backed securities ..........        1,188.4            5.0           68.5        1,124.9

Obligations of states and
  political subdivisions ............           59.7            1.8            4.4           57.1

Debt securities issued by foreign
  governments .......................            5.0            5.0             --           10.0

U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies .........           14.1             --            0.4           13.7
                                           ---------      ---------      ---------      ---------

   Total ............................      $13,790.2      $   402.1      $   753.6      $13,438.7
                                           =========      =========      =========      =========

Available-for-Sale:

Corporate securities ................      $11,103.0      $   304.0      $   431.1      $10,975.9

Mortgage-backed securities ..........        4,168.5           18.6          109.9        4,077.2

Obligations of states and
  political subdivisions ............           68.9            5.0             --           73.9

Debt securities issued by foreign
  governments .......................        1,519.2           79.0           49.1        1,549.1

U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies .........          291.3            1.6            9.8          283.1
                                           ---------      ---------      ---------      ---------

Total fixed maturities ..............       17,150.9          408.2          599.9       16,959.2

Equity securities ...................        1,086.2          305.9          161.9        1,230.2
                                           ---------      ---------      ---------      ---------

   Total ............................      $18,237.1      $   714.1      $   761.8      $18,189.4
                                           =========      =========      =========      =========

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Investments - (Continued)

The amortized cost and fair value of fixed maturities at December 31, 2000, by contractual maturity, are shown below:

                                                        Amortized        Fair
                                                           Cost          Value
                                                        ---------      ---------
                                                             (in millions)
Held-to-Maturity:
Due in one year or less ..........................      $   901.6      $   919.4
Due after one year through five years ............        3,332.4        3,396.6
Due after five years through ten years ...........        3,080.9        3,144.0
Due after ten years ..............................        3,469.5        3,124.9
                                                        ---------      ---------
                                                         10,784.4       10,584.9

Mortgage-backed securities .......................        1,104.2        1,066.3
                                                        ---------      ---------

Total ............................................      $11,888.6      $11,651.2
                                                        =========      =========

Available-for-Sale:
Due in one year or less ..........................      $   567.0      $   575.6
Due after one year through five years ............        3,363.0        3,356.3
Due after five years through ten years ...........        3,798.5        3,758.2
Due after ten years ..............................        4,631.4        4,846.0
                                                        ---------      ---------
                                                         12,359.9       12,536.1

Mortgage-backed securities .......................        3,430.4        3,487.4
                                                        ---------      ---------

Total ............................................      $15,790.3      $16,023.5
                                                        =========      =========

Expected maturities may differ from contractual maturities because eligible borrowers may exercise their right to call or prepay obligations with or without call or prepayment penalties.

The sale of fixed maturities held-to-maturity relate to certain securities, with amortized cost of $24.3 million and $8.5 million for the years ended December 31, 1999 and 1998, respectively, which were sold due to a significant decline in the issuers' credit quality or as part of the sale of our property and casualty operations in 1999. The related net realized gains on the sales were $0.9 million in 1999. There were no such gains in 1998.

The change in net unrealized gains (losses) on trading securities that has been included in earnings during 2000, 1999 and 1998 amounted to $7.9 million, $15.4 million, and ($6.6) million, respectively.

The Company participates in a securities lending program for the purpose of enhancing income on securities held. At December 31, 2000 and 1999, $87.1 million and $278.1 million, respectively, of the Company's bonds and stocks, at market value, were on loan to various brokers/dealers, but were fully collateralized by cash and U.S. government securities in an account held in trust for the Company. The market value of the loaned securities is monitored on a daily basis, and the Company obtains additional collateral when deemed appropriate.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Investments - (Continued)

For 2000, 1999 and 1998, investment results passed through to participating pension contractholders as interest credited to policyholders' account balances amounted to $162.3 million, $170.8 million, and $178.1 million, respectively.

Mortgage loans on real estate are evaluated periodically as part of the Company's loan review procedures and are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The allowance for losses is maintained at a level believed adequate by management to absorb estimated probable credit losses that exist at the balance sheet date. Management's periodic evaluation of the adequacy of the allowance for losses is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires estimating the amounts and timing of future cash flows expected to be received on impaired loans that may be susceptible to significant change.

Changes in the allowance for probable losses on mortgage loans on real estate and real estate to be disposed of are summarized below. Included in deductions in 2000 are $13.5 million of allowances for probable losses on mortgage loans transferred to the closed block.

                                        Balance at                          Balance at
                                        Beginning                             End of
                                         of Year    Additions   Deductions     Year
                                        ----------  ---------   ----------  ----------
                                                         (in millions)
Year ended December 31, 2000
   Mortgage loans on real estate ...      $110.4      $  5.4      $ 45.8      $ 70.0
   Real estate to be disposed of ...        58.1        17.1        31.7        43.5
                                          ------      ------      ------      ------
Total ..............................      $168.5      $ 22.5      $ 77.5      $113.5
                                          ======      ======      ======      ======

Year ended December 31, 1999
   Mortgage loans on real estate ...      $111.0      $ 39.3      $ 39.9      $110.4
   Real estate to be disposed of ...       112.0        22.5        76.4        58.1
                                          ------      ------      ------      ------
Total ..............................      $223.0      $ 61.8      $116.3      $168.5
                                          ======      ======      ======      ======

Year ended December 31, 1998
   Mortgage loans on real estate ...      $127.3      $ 15.9      $ 32.2      $111.0
   Real estate to be disposed of ...        25.5        97.0        10.5       112.0
                                          ------      ------      ------      ------
Total ..............................      $152.8      $112.9      $ 42.7      $223.0
                                          ======      ======      ======      ======

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Investments - (Continued)

At December 31, 2000 and 1999, the total recorded investment in mortgage loans that are considered to be impaired under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," along with the related provision for losses were as follows:

                                                                              December 31
                                                                           2000         1999
                                                                          ------       ------
                                                                             (in millions)
Impaired mortgage loans on real estate with provision for losses ...      $ 57.6       $147.1
Provision for losses ...............................................       (16.8)       (43.2)
                                                                          ------       ------
Net impaired mortgage loans on real estate .........................      $ 40.8       $103.9
                                                                          ======       ======

The average recorded investment in impaired loans and the interest income recognized on impaired loans were as follows:

                                                                          Year Ended December 31
                                                                  2000              1999             1998
                                                                 ------            ------            ------
                                                                               (in millions)
Average recorded investment in impaired loans...........         $102.4            $137.9            $210.8
Interest income recognized on impaired loans............            2.9               4.9               2.7

The payment terms of mortgage loans on real estate may be restructured or modified from time to time. Generally, the terms of the restructured mortgage loans call for the Company to receive some form or combination of an equity participation in the underlying collateral, excess cash flows or an effective yield at the maturity of the loans sufficient to meet the original terms of the loans.

Restructured commercial mortgage loans aggregated $68.3 million and $133.1 million as of December 31, 2000 and 1999, respectively. The expected gross interest income that would have been recorded had the loans been current in accordance with the original loan agreements and the actual interest income recorded were as follows:

                                                Year Ended December 31
                                        2000              1999              1998
                                        ----             -----             -----
                                                     (in millions)
Expected......................          $5.8             $12.0             $23.7
Actual........................           5.2               7.9              12.6

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Investments - (Continued)

At December 31, 2000, the mortgage portfolio was diversified by geographic region and specific collateral property type as displayed below:

                                  Carrying       Geographic                          Carrying
Property Type                      Amount        Concentration                        Amount
---------------------------------------------------------------------------------------------------
                                (in millions)                                      (in millions)
Apartments.................       $2,082.4       East North Central............      $  907.8
Hotels.....................          351.6       East South Central............         475.0
Industrial.................          784.3       Middle Atlantic...............       1,115.8
Office buildings ..........        1,990.2       Mountain......................         312.6
Retail.....................        1,284.3       New England...................         682.5
1-4 Family.................           71.8       Pacific.......................       1,573.9
Mixed Use..................          234.9       South Atlantic................       1,678.9
Agricultural...............        2,104.2       West North Central............         296.1
Other......................          135.2       West South Central............         659.9
                                                 Canada/Other..................       1,336.4
Allowance for losses.......          (70.0)      Allowance for losses..........         (70.0)
                                  --------                                           --------
Total......................       $8,968.9       Total.........................      $8,968.9
                                  ========                                           ========

Mortgage loans with outstanding principal balances of $27.8 million, bonds with amortized cost of $117.1 million and real estate with a carrying value of $1.1 million were non-income producing for the year ended December 31, 2000.

Depreciation expense on investment real estate was $9.5 million, $8.1 million, and $41.7 million in 2000, 1999, and 1998, respectively. Accumulated depreciation was $66.2 million and $60.5 million at December 31, 2000 and 1999, respectively.

Investments in unconsolidated joint ventures and partnerships accounted for by using the equity method of accounting totaled $183.6 million and $201.7 million at December 31, 2000 and 1999, respectively. Total combined assets of these joint ventures and partnerships were $1,235.0 million and $1,134.2 million (consisting primarily of investments), and total combined liabilities were $313.0 million and $267.1 million (including $124.8 million and $133.2 million of non-recourse notes payable to banks) at December 31, 2000 and 1999, respectively. Total combined revenues and expenses of such joint ventures and partnerships were $1,908.4 million and $1,720.0 million, respectively, resulting in $188.4 million of total combined income from operations before income taxes in 2000. Total combined revenues of such joint ventures and partnerships were $346.7 million and $1,435.6 million, and total combined expenses were $145.2 million and $1,128.0 million, respectively, resulting in $201.5 million and $307.6 million of total combined income from operations before income taxes in 1999 and 1998, respectively. Net investment income on investments accounted for on the equity method totaled $143.8 million, $65.1 million and $70.0 million in 2000, 1999, and 1998, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 4 -- Derivatives

The notional amounts, carrying values and estimated fair values of the Company's derivative instruments are as follows:

                                                                                        Assets (Liabilities)
                                              Number of Contracts/        -----------------------------------------------
                                                Notional Amount                    2000                      1999
                                            -----------------------       ----------------------    ---------------------
                                                                          Carrying         Fair     Carrying       Fair
                                              2000           1999           Value         Value       Value        Value
                                            --------       --------       --------      --------    --------      -------
                                                                             (in millions)
Asset Hedges:
  Futures contracts to sell
     securities ......................         5,874         19,288       $ (17.6)      $ (17.6)      $32.2       $  32.2
  Interest rate swap agreements
     Notional ........................      $6,896.1       $5,824.0        (178.2)       (290.4)       82.9          94.7
     Average fixed rate-paid .........          6.90%          6.91%           --            --          --            --
     Average float rate-received .....          6.67%          6.06%           --            --          --            --
  Interest rate cap agreements .......      $   42.2       $   80.0           0.1           0.1         0.2           0.2
  Interest rate swaption
     agreements ......................            30           30.0          (1.3)         (1.3)       (3.6)         (3.6)
  Currency rate swap
    agreements .......................         515.0          541.0          11.4          11.4         9.1           9.1
  Equity collar agreements ...........            --             --          11.7          11.7        53.0          53.0
Liability Hedges:
  Futures contracts to acquire
     securities ......................           647          4,075           1.4           1.4        (0.9)         (0.9)
  Interest rate swap agreements
     Notional ........................      $3,008.2       $3,780.0            --         114.3          --        (113.0)
     Average fixed rate-received .....          6.79%          6.97%           --            --          --            --
     Average float rate-paid .........          6.68%          6.06%           --            --          --            --
  Interest rate swaps (receive CMT
   rate) .............................      $  491.3       $  648.7            --          (5.2)         --           1.9
  Interest rate cap agreements .......         279.4          279.4           2.1           2.1         5.6           5.6
  Interest rate floor agreements .....       8,328.0          125.0          59.0          59.0         0.1           0.1
  Currency rate swap
    Agreements .......................       3,423.4        5,470.2            --        (473.0)         --         (57.4)

Financial futures contracts are used principally to hedge risks associated with interest rate fluctuations on sales of guaranteed investment contracts and funding agreements. The Company is subject to the risks associated with changes in the value of the underlying securities; however, such changes in value generally are offset by opposite changes in the value of the hedged items. The contract or notional amounts of the contracts represent the extent of the Company's involvement but not the future cash requirements, as the Company intends to close the open positions prior to settlement. The futures contracts expire in March 2001.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 4 -- Derivatives - (Continued)

The interest rate swap agreements expire in 2001 to 2029. The interest rate cap agreements expire in 2001 to 2007 and interest rate floor agreements expire in 2010. Interest rate swaption agreements expire in 2025. The currency rate swap agreements expire in 2001 to 2021. The equity collar agreements expire in 2003.

Fair values for futures contracts are based on quoted market prices. Fair values for interest rate swap, cap and floor agreements, swaptions, and currency swap agreements and equity collar agreements are based on current settlement values. The current settlement values are based on quoted market prices, which utilize pricing models or formulas using current assumptions.

The Company's exposure to credit risk is the risk of loss from a counterparty failing to perform to the terms of the contract. The Company continually monitors its position and the credit ratings of the counterparties to these derivative instruments. To limit exposure associated with counterparty nonperformance on interest rate and currency swap agreements, the Company enters into master netting agreements with its counterparties. The Company believes the risk of incurring losses due to nonperformance by its counterparties is remote and that such losses, if any, would be immaterial. Futures contracts trade on organized exchanges and, therefore, have minimal credit risk.

Note 5 -- Income Taxes

The Company participates in the filing of a life/non-life consolidated federal income tax return. The life company sub-group includes four domestic life insurance companies (the Company, John Hancock Variable Life Insurance Company, Investors Partner Life Insurance Company and Investors Guaranty Life Insurance Company) and a Bermuda life insurance company (John Hancock Reassurance Company, Ltd.) that is treated as a U.S. company for federal income tax purposes. The non-life subgroup consists of John Hancock Financial Services, Inc., John Hancock Subsidiaries, Inc. and John Hancock International Holdings, Inc.

In addition to taxes on operations, mutual life insurance companies are charged an equity base tax. As the Company was a mutual life insurance company for the entire year 1999, it is subject to the re-computation of its 1999 equity base tax liability in its 2000 tax return. The equity base tax is determined by application of an industry-based earnings rate to mutual companies' average equity base, as defined by the Internal Revenue Code. The industry earnings rate is determined by the Internal Revenue Service (IRS) and is not finalized until the subsequent year. The Company estimates its taxes for the current year based on estimated industry earnings rates and revises these estimates up or down when the earnings rates are finalized and published by the IRS in the subsequent year.

Income before income taxes, minority interest and cumulative effect of accounting change includes the following:

                                                                             Year Ended December 31
                                                                        2000          1999          1998
                                                                      --------      --------      --------
                                                                                 (in millions)
Domestic .......................................................      $1,125.5      $  211.7      $  585.1
Foreign ........................................................          69.6          48.2          32.2
                                                                      --------      --------      --------

Income before income taxes, minority interest and cumulative
effect of accounting change ....................................      $1,195.1      $  259.9      $  617.3
                                                                      ========      ========      ========

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 5 -- Income Taxes - (Continued)

The components of income taxes were as follows:

                                                  Year Ended December 31
                                              2000          1999          1998
                                             ------        ------        ------
                                                       (in millions)
Current taxes:
   Federal ...........................       $ 18.1        $(62.5)       $223.6
   Foreign ...........................          7.5           2.6           1.9
   State .............................         12.0           5.8           6.3
                                             ------        ------        ------
                                               37.6         (54.1)        231.8

Deferred taxes:
   Federal ...........................        284.7         137.7         (64.5)
   Foreign ...........................         23.1          15.4           7.7
   State .............................         (1.0)         (1.1)         (0.9)
                                             ------        ------        ------
                                              306.8         152.0         (57.7)
                                             ------        ------        ------

Total income taxes ...................       $344.4        $ 97.9        $174.1
                                             ======        ======        ======

A reconciliation of income taxes computed by applying the federal income tax rate to income before income taxes, minority interest and cumulative effect of accounting change and the consolidated income tax expense charged to operations follows:

                                                    Year Ended December 31
                                                2000         1999         1998
                                               ------       ------       ------
                                                         (in millions)

Tax at 35% ...............................     $418.2       $ 91.0       $216.1
Add (deduct):
   Equity base tax .......................      (46.0)        22.2        (19.9)
   Prior year taxes ......................       (0.3)         2.1          5.8
   Tax credits ...........................      (20.6)       (12.9)       (13.0)
   Foreign taxes .........................        0.4          1.0          2.5
   Tax exempt investment income ..........      (16.4)       (19.4)       (24.4)
   Non-taxable gain on sale of subsidiary          --        (15.4)          --
   Disallowed demutualization expenses ...         --         31.1           --
   Other .................................        9.1         (1.8)         7.0
                                               ------       ------       ------

        Total income taxes ...............     $344.4       $ 97.9       $174.1
                                               ======       ======       ======

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 5 -- Income Taxes - (Continued)

The significant components of the Company's deferred tax assets and liabilities were as follows:

                                                                December 31
                                                            2000          1999
                                                          --------      --------
                                                              (in millions)
Deferred tax assets:
     Policy reserve adjustments ....................      $  458.8      $  803.1
     Other postretirement benefits .................         149.4         151.1
     Book over tax basis of investments ............         168.7         119.7
     Dividends payable to policyholders ............         117.6         129.0
     Unearned premium ..............................          93.3          58.3
     Interest ......................................          38.3          38.3
     Other .........................................            --          67.0
                                                          --------      --------
         Total deferred tax assets .................       1,026.1       1,366.5
                                                          --------      --------

Deferred tax liabilities:
     Deferred policy acquisition costs .............         777.6         805.1
     Depreciation ..................................         212.2         232.1
     Basis in partnerships .........................         109.8         159.2
     Market discount on bonds ......................          64.2          59.2
     Pension plan expense ..........................         114.6          82.5
     Capitalized charges related to mutual funds ...          56.9          71.8
     Unrealized gains ..............................         112.6          34.5
     Other .........................................          74.2            --
                                                          --------      --------
         Total deferred tax liabilities ............       1,522.1       1,444.4
                                                          --------      --------

         Net deferred tax liabilities ..............      $  496.0      $   77.9
                                                          ========      ========

The Company received an income tax refund of $24.3 million, and made income tax payments of $86.2 million, and $158.8 million in 2000, 1999 and 1998, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 6 -- Closed Block

Under the Plan, on February 1, 2000, the Company created a closed block for the benefit of policies included therein. The following tables set forth certain summarized financial information relating to the closed block as of the dates indicated:

                                                                         December 31,   February 1,
                                                                             2000           2000
                                                                         ------------   -----------
Assets                                                                         (in millions)
Investments
Fixed maturities:
    Held-to-maturity--at amortized cost
       (fair value: December 31--$2,327.4; February 1--$2,259.6) ...      $ 2,269.9      $ 2,270.7
    Available-for-sale--at fair value
      (cost: December 31--$2,378.7; February 1--$2,275.1) ..........        2,353.0        2,199.2
Equity securities:
    Available-for-sale--at fair value
      (cost: December 31--$5.3; February 1--$6.4) ..................            6.3            3.4
Mortgage loans on real estate ......................................        1,930.6        1,875.9
Policy loans .......................................................        1,540.6        1,561.2
Short-term investments .............................................           62.1             --
Other invested assets ..............................................           40.7            5.3
                                                                          ---------      ---------
   Total Investments ...............................................        8,203.2        7,915.7

Cash and cash equivalents ..........................................          305.6          158.6
Accrued investment income ..........................................          149.3          136.2
Premiums and accounts receivable ...................................           27.1            4.0
Deferred policy acquisition costs ..................................          947.3        1,062.5
Other assets .......................................................           77.5           66.0
                                                                          ---------      ---------
    Total closed block assets ......................................      $ 9,710.0      $ 9,343.0
                                                                          =========      =========

Liabilities
Future policy benefits .............................................      $ 9,910.5      $ 9,732.8
Policyholders' funds ...............................................        1,459.5        1,885.4
Other liabilities ..................................................          665.9          500.1
                                                                          ---------      ---------
    Total closed block liabilities .................................      $12,035.9      $12,118.3
                                                                          =========      =========

                                                                For the Period
                                                             February 1, through
                                                              December 31, 2000
                                                             -------------------
Revenues                                                        (in millions)
    Premiums ..............................................       $  865.0
    Net investment income .................................          591.6
    Realized investment gains, net ........................           11.7
    Other expense .........................................           (0.6)
                                                                  --------
       Total revenues .....................................        1,467.7

Benefits and Expenses
    Benefits to policyholders .............................          870.0
    Other operating costs and expenses ....................          (10.0)
    Amortization of deferred policy
      acquisition costs ...................................           76.5
    Dividends to policyholders ............................          407.1
                                                                  --------
       Total benefits and expenses ........................        1,343.6
                                                                  --------
       Contribution from the closed block .................       $  124.1
                                                                  ========

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 6 -- Closed Block - (Continued)

Gross losses of $7.2 million in 2000 were realized on sales of available-for-sale securities allocated to the closed block. There were no gross gains realized in 2000.

Investments in held-to-maturity securities and available-for-sale securities allocated to the closed block are summarized below:

                                                           Gross        Gross
                                           Amortized    Unrealized    Unrealized       Fair
                                             Cost          Gains        Losses         Value
                                           ---------    ----------    ----------     --------
December 31, 2000                                             (in millions)
Held-to-Maturity:

Corporate securities ................      $2,157.0      $   94.6      $   33.4      $2,218.2
Mortgage-backed securities ..........          98.3           1.2           4.8          94.7
Obligations of states and
  political subdivisions ............          14.6           0.1           0.2          14.5
                                           --------      --------      --------      --------

   Total ............................      $2,269.9      $   95.9      $   38.4      $2,327.4
                                           ========      ========      ========      ========

Available-for-Sale:

Corporate securities ................      $1,485.4      $   42.8      $   80.4      $1,447.8
Mortgage-backed securities ..........         784.9          14.5           8.5         790.9
Obligations of states and
  political subdivisions ............          11.3           0.4            --          11.7
Debt securities issued by foreign
  governments .......................          84.0           6.7           1.4          89.3
U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies .........          13.1           0.2            --          13.3
                                           --------      --------      --------      --------
Total fixed maturities ..............       2,378.7          64.6          90.3       2,353.0

Equity securities ...................           5.3           1.6           0.6           6.3
                                           --------      --------      --------      --------
   Total ............................      $2,384.0      $   66.2      $   90.9      $2,359.3
                                           ========      ========      ========      ========

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 6 -- Closed Block - (Continued)

The amortized cost and fair value of fixed maturities at December 31, 2000, by contractual maturity, are shown below:

                                                          Amortized       Fair
                                                            Cost          Value
                                                          ---------     --------
                                                               (in millions)
Held-to-Maturity:
Due in one year or less ............................      $  202.2      $  206.0
Due after one year through five years ..............         803.6         821.2
Due after five years through ten years .............         587.1         614.1
Due after ten years ................................         578.7         591.4
                                                          --------      --------
                                                           2,171.6       2,232.7

Mortgage-backed securities .........................          98.3          94.7
                                                          --------      --------
Total ..............................................      $2,269.9      $2,327.4
                                                          ========      ========

Available-for-Sale:
Due in one year or less ............................      $   64.5      $   66.0
Due after one year through five years ..............         431.7         431.4
Due after five years through ten years .............         473.8         466.8
Due after ten years ................................         623.8         597.9
                                                          --------      --------
                                                           1,593.8       1,562.1

Mortgage-backed securities .........................         784.9         790.9
                                                          --------      --------

Total ..............................................      $2,378.7      $2,353.0
                                                          ========      ========

Expected maturities may differ from contractual maturities because eligible borrowers may exercise their right to call or prepay obligations with or without call or prepayment penalties.

At December 31, 2000, the mortgage portfolio was diversified by geographic region and specific collateral property type as displayed below:

                                  Carrying       Geographic                          Carrying
Property Type                      Amount        Concentration                        Amount
---------------------------------------------------------------------------------------------------
                                (in millions)                                      (in millions)
Apartments.................       $  324.3       East North Central............      $  201.1
Hotels.....................           66.1       East South Central............          58.5
Industrial.................          127.2       Middle Atlantic...............         378.0
Office buildings ..........          494.6       Mountain......................          92.1
Retail.....................          350.4       New England...................         162.0
1-4 Family.................             --       Pacific.......................         420.7
Mixed Use..................           41.8       South Atlantic................         384.5
Agricultural...............          433.1       West North Central............          74.9
Other......................          106.6       West South Central............         162.7
                                                 Canada/Other..................           9.6
Allowance for losses.......          (13.5)      Allowance for losses..........         (13.5)
                              ------------------                                 ------------------

Total......................       $1,930.6       Total.........................      $1,930.6
                              ==================                                 ==================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 7 -- Debt and Line of Credit

Short-term and long-term debt consists of the following:

                                                                                    December 31
                                                                                 2000         1999
                                                                                ------       ------
                                                                                   (in millions)
Short-term debt:
   Commercial paper ......................................................      $222.3       $380.6
   Current maturities of long-term debt ..................................        23.0         73.2
                                                                                ------       ------
Total short-term debt ....................................................       245.3        453.8
                                                                                ------       ------

Long-term debt:
   Surplus notes, 7.38% maturing in 2024 .................................       447.2        447.1
   Notes payable, interest ranging from 5.43% to 9.60%, due in varying
     amounts to 2005 .....................................................       109.8        163.0
                                                                                ------       ------

Total long-term debt .....................................................       557.0        610.1

Less current maturities ..................................................       (23.0)       (73.2)
                                                                                ------       ------

Long-term debt ...........................................................       534.0        536.9
                                                                                ------       ------

    Total debt ...........................................................      $779.3       $990.7
                                                                                ======       ======

The Company issues commercial paper primarily to take advantage of current investment opportunities, balance operating cash flows and existing commitments and meet working capital needs. The weighted average interest rate for outstanding commercial paper at December 31, 2000 and 1999 was 6.59% and 6.28%, respectively. The weighted average life for outstanding commercial paper at December 31, 2000 and 1999 was approximately 26 days and 11 days, respectively. Commercial paper borrowing arrangements are supported by a syndicated line of credit.

The issuance of surplus notes was approved by the Commonwealth of Massachusetts Division of Insurance, and any payments of interest or principal on the surplus notes require the prior approval of the Commissioner of the Commonwealth of Massachusetts Division of Insurance.

At December 31, 2000, the Company had a syndicated line of credit with a group of banks totaling $1.0 billion, $500.0 million of which expires on August 2, 2001 and $500.0 million of which expires on August 3, 2005. The banks will commit, when requested, to loan funds at prevailing interest rates as determined in accordance with the line of credit agreement. Under the terms of the agreement, the Company is required to maintain certain minimum levels of net worth and comply with certain other covenants, which were met at December 31, 2000. At December 31, 2000, the Company had no outstanding borrowings under the agreement.

Aggregate maturities of long-term debt are as follows: 2001--$23.0 million; 2002--$38.0 million; 2003--$22.9 million; 2004--$6.0 million; 2005--$19.9 million and thereafter--$447.2 million.

Interest expense on debt, included in other operating costs and expenses, was $63.4 million, $70.1 million, and $76.7 million in 2000, 1999 and 1998, respectively. Interest paid amounted to $63.4 million in 2000, $70.1 million in 1999, and $76.7 million in 1998.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 8 -- Minority Interest

Minority interest relates to the portion of John Hancock Canadian Holdings Limited (JHCH) owned by JHFS and the preferred stock issued by Maritime, an indirect majority owned subsidiary of the Company.

As of October 1, 2000, the Company sold 45% of the common stock of JHCH, the parent company of Maritime, to JHFS for cash of $222.3 million. No gain or loss was recognized on the transaction. For financial reporting purposes, the assets, liabilities, and earnings of JHCH are consolidated in the Company's financial statements. JHFS's interest in JHCH of $196.8 million as of December 31, 2000 and the related income attributable to the interest of $5.2 million in 2000 is reflected in Minority Interest in the consolidated balance sheets and statements of income. The Board of Directors of JHFS also has authorized the purchase of the remaining JHCH shares from the Company over time as well as the shares of certain other foreign subsidiaries.

On November 19, 1999, Maritime issued $68.2 million of Non-Cumulative Redeemable Second Preferred Shares, Series 1 (Series 1 Preferred Shares) at a price of 25 Canadian dollars per share. Dividends on the Series 1 Preferred Shares are payable quarterly, through December 31, 2004, at a rate of 0.38125 Canadian dollars per share. Commencing on January 1, 2005, the Series 1 Preferred Shares dividends will be calculated by applying 25 Canadian dollars to the greater of one quarter of 90% of prime rate and 5.85%. The Series 1 Preferred Shares are nonvoting and redeemable at Maritime's sole option any time after December 31, 2004 at a price of 25.50 Canadian dollars plus all declared and unpaid dividends. In addition, shareholders as of December 31, 2004 have the option to convert their Series 1 Preferred Shares to Non-Cumulative Redeemable Second Preferred Shares, Series 2 (Series 2 Preferred Shares). The Series 2 Preferred Shares will have a dividend rate of not less than 95% of the yield of certain bonds of the Government of Canada.

In 1986, Maritime issued $25.3 million of Series A Cumulative Redeemable Preferred Stock (Preferred Stock). Dividends on the Preferred Stock are payable quarterly at 18% of the average of two prime rates of two specified Canadian banks. The Preferred Stock is nonvoting and redeemable at Maritime's sole option at a price of 25 Canadian dollars per share.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 9 -- Reinsurance

The effect of reinsurance on premiums written and earned was as follows:

                                            2000                          1999                          1998
                                          Premiums                      Premiums                      Premiums
                                          --------                      --------                      --------
                                   Written         Earned        Written         Earned        Written         Earned
                                   --------       --------       --------       --------       --------       --------
                                                                     (in millions)
Life, Health and Annuity:
  Direct ....................      $3,158.1       $3,157.4       $3,437.1       $3,435.2       $2,830.4       $2,828.4
  Assumed ...................         465.1          465.1          312.5          312.5          351.9          351.9
  Ceded .....................      (1,432.1)      (1,432.1)      (1,336.7)      (1,336.7)      (1,071.4)      (1,071.3)
                                   --------       --------       --------       --------       --------       --------
     Net life, health and
     annuity premiums .......       2,191.1        2,190.4        2,412.9        2,411.0        2,110.9        2,109.0
                                   --------       --------       --------       --------       --------       --------

Property and Casualty:
  Direct ....................            --             --             --             --            0.4            7.1
  Assumed ...................            --             --            0.3            0.3             --            1.9
  Ceded .....................            --             --             --             --           (0.4)          (9.0)
                                   --------       --------       --------       --------       --------       --------
     Net property and
     casualty premiums ......            --             --            0.3            0.3             --             --
                                   --------       --------       --------       --------       --------       --------

     Net premiums ...........      $2,191.1       $2,190.4       $2,413.2       $2,411.3       $2,110.9       $2,109.0
                                   ========       ========       ========       ========       ========       ========

For the years ended December 31, 2000, 1999 and 1998, benefits to policyholders under life, health and annuity ceded reinsurance contracts were $734.5 million, $576.3 million, and $814.6 million, respectively.

On February 28, 1997, the Company sold a major portion of its group insurance business to UNICARE Life & Health Insurance Company (UNICARE), a wholly owned subsidiary of WellPoint Health Networks, Inc. The business sold included the Company's group accident and health business and related group life business and Cost Care, Inc., Hancock Association Services Group and Tri-State, Inc., all of which were indirect wholly-owned subsidiaries of the Company. The Company retained its group long-term care operations. The insurance business sold was transferred to UNICARE through a 100% coinsurance agreement.

In connection with the coinsurance arrangement, the Company initially secured a $397.0 million letter of credit facility with a group of banks. Under the terms of the letter of credit facility agreement, the banks agreed to issue a letter of credit to the Company pursuant to which the Company may draw up to the amount of the letter of credit for any claims not satisfied by UNICARE under the coinsurance agreement after the Company has incurred the first $113.0 million of losses from such claims. The amount available pursuant to the letter of credit agreement and any letter of credit issued thereunder automatically will be reduced on a scheduled basis consistent with the anticipated runoff of liabilities related to the business reinsured under the coinsurance agreement. The letter of credit facility was reduced to $272.0 million effective March 1, 2000 and is scheduled to be reduced again to $127.0 million on March 1, 2001. The letter of credit and any letter of credit issued thereunder are scheduled to expire on March 1, 2002. The Company remains liable to its policyholders to the extent that UNICARE does not meet its contractual obligations under the coinsurance agreement.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 9 - Reinsurance - (Continued)

Through the Company's group health insurance operations, the Company entered into a number of reinsurance arrangements in respect of personal accident insurance and the occupational accident component of workers compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, the Company both assumed risks as a reinsurer, and also passed 95% of these risks on to other companies. This business had originally been reinsured by a number of different companies, and has become the subject of widespread disputes. The disputes concern the placement of the business with reinsurers and recovery of the reinsurance. The Company is engaged in disputes, including a number of legal proceedings, in respect of this business. The risk to the Company is that other companies that reinsured the business from the Company may seek to avoid their reinsurance obligations. However, the Company believes that it has a reasonable legal position in this matter. During the fourth quarter of 1999 and early 2000, the Company received additional information about its exposure to losses under the various reinsurance programs. As a result of this additional information and in connection with global settlement discussions initiated in late 1999 with other parties involved in the reinsurance programs, during the fourth quarter of 1999 the Company recognized a charge for uncollectible reinsurance of $133.7 million, after tax, as its best estimate of its remaining loss exposure. The Company believes that any exposure to loss from this issue, in addition to amounts already provided for as of December 31, 2000, would not be material.

Reinsurance ceded contracts do not relieve the Company from its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet its obligations for reinsurance ceded to it under the reinsurance agreements. Failure of the reinsurers to honor their obligations could result in losses to the Company; consequently, estimates are established for amounts deemed or estimated to be uncollectible. To minimize its exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar characteristics of the reinsurers.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 10 -- Pension Benefit Plans and Other Postretirement Benefit Plans

The Company provides pension benefits to substantially all employees and general agency personnel. These benefits are provided through both qualified defined benefit and defined contribution pension plans. In addition, through nonqualified plans, the Company provides supplemental pension benefits to employees with salaries and/or pension benefits in excess of the qualified plan limits imposed by federal tax law. Pension benefits under the defined benefit plans are based on years of service and average compensation generally during the five years prior to retirement. Benefits related to the Company's defined benefit pension plans paid to employees and retirees covered by annuity contracts issued by the Company amounted to $102.2 million in 2000, $97.6 million in 1999, and $92.6 million in 1998. Plan assets consist principally of listed equity securities, corporate obligations and U.S. government securities.

The Company's funding policy for qualified defined benefit plans is to contribute annually an amount in excess of the minimum annual contribution required under the Employee Retirement Income Security Act (ERISA). This amount is limited by the maximum amount that can be deducted for federal income tax purposes. Because the qualified defined benefit plans are overfunded, no amounts were contributed to these plans in 2000 or 1999. The funding policy for nonqualified defined benefit plans is to contribute the amount of the benefit payments made during the year. The projected benefit obligation and accumulated benefit obligation for the non-qualified defined benefit pension plans, which are underfunded, for which accumulated benefit obligations are in excess of plan assets were $256.3 million, and $244.3 million, respectively, at December 31, 2000, and $257.4 million and $239.3 million, respectively, at December 31, 1999. Non-qualified plan assets, at fair value, were $0.8 million and $1.0 million at December 31, 2000 and 1999, respectively.

Defined contribution plans include The Investment Incentive Plan and the Savings and Investment Plan. The expense for defined contribution plans was $10.2 million, $9.4 million, and $8.1 million, in 2000, 1999 and 1998, respectively.

In addition to the Company's defined benefit pension plans, the Company has employee welfare plans for medical, dental, and life insurance covering most of its retired employees and general agency personnel.

Substantially all employees may become eligible for these benefits if they reach retirement age while employed by the Company. The postretirement health care and dental coverages are contributory based on service for post January 1, 1992 non-union retirees. A small portion of pre-January 1, 1992 non-union retirees also contribute. The applicable contributions are based on service.

The Company's policy is to fund postretirement benefits in amounts at or below the annual tax qualified limits. As of December 31, 2000 and 1999, plan assets related to non-union employees were comprised of an irrevocable health insurance contract to provide future health benefits to retirees. Plan assets related to union employees were comprised of approximately 60% equity securities and 40% fixed income investments.

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 10 -- Pension Benefit Plans and Other Postretirement Benefit Plans - (Continued)

The changes in benefit obligation and plan assets related to the Company's qualified and nonqualified benefit plans are summarized as follows:

                                                                        Year Ended December 31
                                                                                        Other Postretirement
                                                             Pension Benefits                 Benefits
                                                         -----------------------       -----------------------
                                                           2000           1999           2000           1999
                                                         --------       --------       --------       --------
                                                                             (in millions)
Change in benefit obligation:
   Benefit obligation at beginning of year ........      $1,967.6       $1,839.8       $  443.2       $  441.1
   Service cost ...................................          36.8           35.7            7.8            7.5
   Interest cost ..................................         134.1          121.2           31.4           28.7
   Amendments .....................................         (10.3)          19.9             --             --
   Actuarial (gain) loss ..........................        (136.8)          32.6           36.4           (4.7)
   Translation (gain) loss ........................          (1.5)           2.1             --             --
   Benefits paid ..................................        (113.6)        (115.1)         (32.0)         (29.4)
   Acquisition of subsidiary ......................            --           44.6            6.5             --
   Curtailment ....................................            --          (13.2)            --             --
                                                         --------       --------       --------       --------
   Benefit obligation at end of year ..............       1,876.3        1,967.6          493.3          443.2
                                                         --------       --------       --------       --------

Change in plan assets:
   Fair value of plan assets at beginning
     of year ......................................       2,476.5        2,251.1          232.9          215.2
   Actual return on plan assets ...................         132.6          281.5            0.3           17.7
   Employer contribution ..........................          12.6           11.5           35.5             --
   Benefits paid ..................................        (113.6)        (108.4)          (7.3)            --
   Translation (loss) gain ........................          (2.3)           3.5             --             --
   Acquisition of subsidiary ......................            --           50.2             --             --
   Curtailment ....................................            --          (12.9)            --             --
                                                         --------       --------       --------       --------
   Fair value of plan assets at end of year .......       2,505.8        2,476.5          261.4          232.9
                                                         --------       --------       --------       --------

Funded status .....................................         629.5          508.9         (231.9)        (210.3)
Unrecognized actuarial gain .......................        (400.6)        (366.0)        (139.7)        (182.8)
Unrecognized prior service cost ...................          24.2           39.1           (1.4)          (1.6)
Unrecognized net transition asset .................          (6.3)         (11.8)            --             --
                                                         --------       --------       --------       --------
Prepaid (accrued) benefit cost, net ...............      $  246.8       $  170.2       $ (373.0)      $ (394.7)
                                                         ========       ========       ========       ========

Amounts recognized in balance sheet consist of:
      Prepaid benefit cost ........................      $  396.4       $  299.4
      Accrued benefit liability ...................        (243.5)        (238.9)
      Intangible asset ............................           6.0            7.9
      Accumulated other comprehensive
        income ....................................          87.9          101.8
                                                         --------       --------
Prepaid benefit cost, net .........................      $  246.8       $  170.2
                                                         ========       ========

                      JOHN HANCOCK FINANCIAL SERVICES, INC.

Note 10 -- Pension Benefits Plans and Other Postretirement Benefit Plans - (Continued)

The assumptions used in accounting for the Company's qualified and nonqualified benefit plans were as follows:

                                                                    Year Ended December 31
                                                                                 Other Postretirement
                                                           Pension Benefits            Benefits
                                                           ----------------      --------------------
                                                           2000        1999        2000         1999
                                                           ----        ----        ----         ----
Discount rate......................................        7.25%       7.00%       7.25%        7.00%
Expected return on plan assets ....................        9.00%       8.50%       9.00%        8.50%
Rate of compensation increase......................        4.77%       4.77%       4.77%        4.77%

For measurement purposes, an 8.75% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease gradually to 5.25% in 2006 and remain at that level thereafter.

For the prior valuation, an 5.50% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually to 5.25% in 2001 and remain at that level thereafter.

The net periodic benefit (credit) cost related to the Company's qualified and nonqualified benefit plans includes the following components:

                                                                          Year Ended December 31
                                                                                              Other Postretirement
                                                          Pension Benefits                           Benefits
                                                  --------------------------------       --------------------------------
                                                   2000         1999         1998         2000         1999         1998
                                                  ------       ------       ------       ------       ------       ------
                                                                          (in millions)
Service cost ...............................      $ 36.8       $ 35.7       $ 34.6       $  7.8       $  7.5       $  7.1
Interest cost ..............................       134.1        121.2        117.5         31.4         28.7         29.1
Expected return on plan assets .............      (217.4)      (186.6)      (168.5)       (24.1)       (18.3)       (14.7)
Amortization of transition asset ...........       (12.7)       (12.1)       (11.7)          --           --           --
Amortization of prior service cost .........         4.6          3.9          6.5         (0.2)        (0.2)        (0.3)
Recognized actuarial gain ..................       (10.9)        (8.1)        (2.6)        (8.8)        (8.5)        (7.8)
Other ......................................          --         (3.8)        (1.2)          --           --           --
                                                  ------       ------       ------       ------       ------       ------
     Net periodic benefit (credit) cost ....      $(65.5)      $(49.8)      $(25.4)      $  6.1       $  9.2       $ 13.4
                                                  ======       ======       ======       ======       ======       ======

Assumed health care cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                             1-Percentage               1-Percentage
                                                            Point Increase             Point Decrease
                                                            --------------             --------------
                                                                          (in millions)
Effect on total of service and interest costs
   in 2000.........................................              $  4.6                   $  (2.2)
Effect on postretirement benefit obligations
   as of December 31, 2000.........................                34.5                     (29.9)

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 11 -- Commitments and Contingencies

In the normal course of its business operations, the Company is involved with litigation from time to time with claimants, beneficiaries and others, and a number of litigation matters were pending as of December 31, 2000. It is the opinion of management, after consultation with counsel, that the ultimate liability with respect to these claims, if any, will not materially affect the financial position or results of operations of the Company.

During 1997, the Company entered into a court-approved settlement relating to a class action lawsuit involving certain individual life insurance policies sold from 1979 through 1996. In entering into the settlement, the Company specifically denied any wrongdoing. The reserve held in connection with the settlement to provide for relief to class members and for legal and administrative costs associated with the settlement amounted to $172.8 million and $496.6 million at December 31, 2000 and 1999, respectively. Costs incurred related to the settlement were $140.2 million and $230.8 million, in 1999 and 1998, respectively. No such costs were incurred in 2000. The estimated reserve is based on a number of factors, including the estimated cost per claim and the estimated costs to administer the claims.

During 1996, management determined that is was probable that a settlement would occur and that a minimum loss amount could be reasonably estimated. Accordingly, the Company recorded its best estimate based on the information available at the time. The terms of the settlement agreement were negotiated throughout 1997 and approved by the court on December 31, 1997. In accordance with the terms of the settlement agreement, the Company contacted class members during 1998 to determine the actual type of relief to be sought by class members. The majority of the responses from class members were received by the fourth quarter of 1998. The type of relief sought by class members differed from the Company's previous estimates, primarily due to additional outreach activities by regulatory authorities during 1998 encouraging class members to consider alternative dispute resolution relief. In 1999, the Company updated its estimate of the cost of claims subject to alternative dispute resolution relief and revised its reserve estimate accordingly.

Given the uncertainties associated with estimating the reserve, it is reasonably possible that the final cost of the settlement could differ materially from the amounts presently provided for by the Company. The Company will continue to update its estimate of the final cost of the settlement as the claims are processed and more specific information is developed, particularly as the actual cost of the claims subject to alternative dispute resolution becomes available. However, based on information available at this time, and the uncertainties associated with the final claim processing and alternative dispute resolution, the range of any additional costs related to the settlement cannot be estimated with precision.

Note 12 - Shareholder's Equity

(a) Common Stock

As result of the demutualization, as described in Note 1, the Company was converted to a stock life insurance company and has one class of capital stock, common stock ($10,000 par value, 1,000 shares authorized). All of the outstanding common stock of the Company is owned by JHFS.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 12 - Shareholder's Equity - (Continued)

b) Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

                                                       Net         Foreign                Accumulated
                                                    Unrealized    Currency     Minimum       Other
                                                      Gains     Translation    Pension   Comprehensive
                                                     (Losses)    Adjustment   Liability      Income
                                                    ----------  -----------   ---------  -------------
                                                                      (in millions)
Balance at January 1, 1998 .....................      $520.3       $(44.1)      $(29.5)      $446.7
Gross unrealized gains (losses) (net of
   deferred income tax benefit of $56.7
   million) ....................................      (121.3)          --           --       (121.3)
Less reclassification adjustment for
   (gains) losses, realized in net
   income (net of tax expense of
   $61.4 million) ..............................      (113.9)          --           --       (113.9)
Participating group annuity contracts (net
   of deferred income tax expense of $31.1
   million) ....................................        57.7           --           --         57.7
Adjustment to deferred policy acquisition
   costs and present value of future profits
   (net of deferred income tax expense of
   $15.5 million) ..............................        28.9           --           --         28.9
                                                      ------       ------       ------       ------
Net unrealized gains (losses) ..................      (148.6)          --           --       (148.6)
Foreign currency translation adjustment ........          --         (6.0)          --         (6.0)
Minimum pension liability (net of deferred
   income tax benefit of $6.2 million) .........          --           --         (8.8)        (8.8)
                                                      ------       ------       ------       ------
Balance at December 31, 1998 ...................      $371.7       $(50.1)      $(38.3)      $283.3
                                                      ------       ------       ------       ------

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 12 -- Shareholder's Equity - (Continued)

                                                       Net         Foreign                Accumulated
                                                    Unrealized    Currency     Minimum       Other
                                                      Gains     Translation    Pension   Comprehensive
                                                     (Losses)    Adjustment   Liability      Income
                                                    ----------  -----------   ---------  -------------
                                                                           (in millions)
Balance at December 31, 1998 ...................      $371.7       $(50.1)      $(38.3)      $283.3
Gross unrealized gains (losses) (net of
   deferred income tax benefit of $275.6
   million) ....................................      (503.9)          --           --       (503.9)
Less reclassification adjustment for
   (gains) losses, realized in net
   income (net of tax expense of
   $5.4 million) ...............................       (10.0)          --           --        (10.0)
Participating group annuity contracts (net
   of deferred income tax expense of $40.1
   million) ....................................        74.6           --           --         74.6
Adjustment to deferred policy acquisition
   costs and present value of future profits
   (net of deferred income tax expense of
   $71.3 million) ..............................       132.3           --           --        132.3
                                                      ------       ------       ------       ------
Net unrealized gains (losses) ..................      (307.0)          --           --       (307.0)
Foreign currency translation adjustment ........          --         16.9           --         16.9
Minimum pension liability (net of deferred
   income tax benefit of $12.3 million) ........          --           --        (22.9)       (22.9)
                                                      ------       ------       ------       ------
Balance at December 31, 1999 ...................      $ 64.7       $(33.2)      $(61.2)      $(29.7)
                                                      ------       ------       ------       ------

Gross unrealized gains (losses) (net of
   deferred income tax expense of $37.1
   million) ....................................        46.2                                   46.2
Less reclassification adjustment for
   (gains) losses, realized in net
   income (net of tax benefit of
   $62.0 million) ..............................       115.2                                  115.2
Participating group annuity contracts (net
   of deferred income tax benefit of $3.6
   million) ....................................        (6.8)                                  (6.8)
Adjustment to deferred policy acquisition
   costs and present value of future profits
   (net of deferred income tax benefit of
   $17.5 million) ..............................       (32.6)                                 (32.6)
                                                      ------       ------       ------       ------
Net unrealized gains (losses) ..................       122.0                                  122.0
Foreign currency translation adjustment ........                    (19.1)                    (19.1)
Minimum pension liability (net of deferred
   income tax expense
   of $4.4 million) ............................                                   8.2          8.2

Minority interest ..............................        (3.9)        (0.6)                     (4.5)
                                                      ------       ------       ------       ------
Balance at December 31, 2000 ...................      $182.8       $(52.9)      $(53.0)      $ 76.9
                                                      ======       ======       ======       ======

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 12 - Shareholder's Equity - (Continued)

Net unrealized investment gains (losses), included in the consolidated balance sheets as a component of shareholder's equity, are summarized as follows:

                                                                  Year Ended
                                                       2000          1999          1998
                                                     -------       -------       -------
                                                                (in millions)
Balance, end of year comprises:
   Unrealized investment gains (losses) on:
      Fixed maturities ........................      $ 207.5       $(191.7)      $ 730.6
      Equity investments ......................        265.3         144.0         239.0
      Derivatives and other ...................       (149.1)        110.8        (111.5)
                                                     -------       -------       -------
Total .........................................        323.7          63.1         858.1

Amounts of unrealized investment (gains) losses
  attributable to:
      Participating group annuity contracts ...        (34.4)        (24.0)       (138.7)
      Deferred policy acquisition cost and
        present value of future profits .......         10.0          60.1        (143.5)
      Deferred federal income taxes ...........       (112.6)        (34.5)       (204.2)
      Minority interest .......................         (3.9)           --            --
                                                     -------       -------       -------
Total .........................................       (140.9)          1.6        (486.4)
                                                     -------       -------       -------

Net unrealized investment gains ...............      $ 182.8       $  64.7       $ 371.7
                                                     =======       =======       =======

C)   Statutory Results

The Company and its domestic insurance subsidiaries prepare their statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the state of domicile. Prescribed statutory accounting practices include state laws, regulations and administrative rules, as well as guidance published by the NAIC. Permitted accounting practices encompass all accounting practices that are not prescribed by the sources noted above. Since 1988, the Commonwealth of Massachusetts Division of Insurance has provided the Company with approval to recognize the pension plan prepaid expense in accordance with the requirements of SFAS No. 87, "Employers' Accounting for Pensions." The Company furnishes the Commonwealth of Massachusetts Division of Insurance with an actuarial certification of the prepaid expense computation on an annual basis.

In addition, during 2000 and 1999, the Company received permission from the Commonwealth of Massachusetts Division of Insurance to record its Asset Valuation Reserve in excess of the prescribed maximum reserve level by $36.7 million and $48.0 million at December 31, 2000 and 1999, respectively. There are no other material permitted practices.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 12 - Shareholder's Equity - (Continued)

Statutory net income and surplus include the accounts of the Company and its variable life insurance subsidiary, John Hancock Variable Life Insurance Company, including its wholly-owned subsidiary, Investors Partner Life Insurance Company, and Investors Guaranty Life Insurance Company.

                                        2000             1999            1998
                                      ---------       ---------        ---------
                                                    (in millions)
Statutory net income.............     $   617.6       $   573.2        $   627.3
Statutory surplus................       3,700.5         3,456.7          3,388.7

Massachusetts has enacted laws governing the payment of dividends by insurers. Under Massachusetts insurance law, no insurer may pay any shareholder dividends from any source other than statutory unassigned funds without the prior approval of the Massachusetts Division of Insurance. Massachusetts law also limits the dividends an insurer may pay in any twelve month period, without the prior permission of the Massachusetts Division of Insurance, to the greater of (i) 10% of its statutory policyholders' surplus as of the preceding December 31 or (ii) the individual company's statutory net gain from operations for the preceding calendar year, if such insurer is a life company.

Note 13 -- Segment Information

The Company's reportable segments are strategic business units offering different products and services. The reportable segments are managed separately, as they focus on different products, markets or distribution channels.

Retail-Protection Segment. Offers a variety of individual life insurance and individual and group long-term care insurance products, including participating whole life, term life, universal life, variable life, and retail and group long-term care insurance. Products are distributed through multiple distribution channels, including insurance agents and brokers and alternative distribution channels that include banks, financial planners, direct marketing and the Internet.

Retail-Asset Gathering Segment. Offers individual annuities and mutual fund products and services. Individual annuities consist of fixed deferred annuities, fixed immediate annuities, single premium immediate annuities, and variable annuities. Mutual fund products and services primarily consist of open-end mutual funds, closed-end funds, and 401(k) services. This segment distributes its products through distribution channels including insurance agents and brokers affiliated with the Company, securities brokerage firms, financial planners, and banks.

Institutional-Guaranteed and Structured Financial Products (G&SFP) Segment. Offers a variety of retirement products to qualified defined benefit plans, defined contribution plans and non-qualified buyers. The Company's products include guaranteed investment contracts, funding agreements, single premium annuities, and general account participating annuities and fund type products. These contracts provide non-guaranteed, partially guaranteed, and fully guaranteed investment options through general and separate account products. The segment distributes its products through a combination of dedicated regional representatives, pension consultants and investment professionals.

Institutional-Investment Management Segment. Offers a wide range of investment management products and services to institutional investors covering a variety of private and publicly traded asset classes including fixed income, equity, mortgage loans, and real estate. This segment distributes its products through a combination of dedicated sales and marketing professionals, independent marketing specialists, and investment professionals.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 -- Segment Information - (Continued)

Corporate and Other Segment. Primarily consists of the Company's international insurance operations, certain corporate operations, and businesses that are either disposed or in run-off. Corporate operations primarily include certain financing activities, income on capital not specifically allocated to the reporting segments and certain non-recurring expenses not allocated to the segments. The disposed businesses primarily consist of group health insurance and related group life insurance, property and casualty insurance and selected broker/dealer operations.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Allocations of net investment income are based on the amount of assets allocated to each segment. Other costs and operating expenses are allocated to each segment based on a review of the nature of such costs, cost allocations utilizing time studies, and other relevant allocation methodologies.

Management of the Company evaluates performance based on segment after-tax operating income, which excludes the effect of net realized investment gains or losses and unusual or non-recurring events and transactions. Segment after-tax operating income is determined by adjusting GAAP net income for net realized investment gains and losses, including gains and losses on disposals of businesses and certain other items which management believes are not indicative of overall operating trends. While these items may be significant components in understanding and assessing the Company's financial performance, management believes that the presentation of after-tax operating income enhances its understanding of the Company's results of operations by highlighting net income attributable to the normal, recurring operations of the business.

Amounts reported as segment adjustments in the tables below primarily relate to:
(i) certain realized investment gains (losses), net of related amortization adjustment for deferred policy acquisition costs and amounts credited to participating pension contractholder accounts (the adjustment for realized investment gains (losses) excludes gains and losses from mortgage securitizations and investments backing short-term funding agreements because management views the related gains and losses as an integral part of the core business of those operations); (ii) benefits to policyholders and expenses incurred relating to the settlement of a class action lawsuit against the Company involving certain individual life insurance policies sold from 1979 through 1996; (iii) restructuring costs related to our distribution systems, retail operations and mutual fund operations; (iv) the surplus tax on mutual life insurance companies which as a stock company is no longer applicable to the Company; (v) a fourth quarter 1999 charge for uncollectible reinsurance related to certain assumed reinsurance business; (vi) a fourth quarter 1999 charge for a group pension dividend resulting from demutualization related asset transfers and the formation of a corporate account; (vii) a charge for certain one time costs associated with the demutualization process; and (viii) cumulative effect of accounting change.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 13 -- Segment Information - (Continued)

The following table summarizes selected financial information by segment for the year ended or as of December 31 and reconciles segment revenues and segment after-tax operating income to amounts reported in the consolidated statements of income (in millions):

                                                                           Retail
                                                           Retail           Asset       Institutional
2000                                                     Protection       Gathering         G&SFP
                                                         ----------       ---------         -----
Revenues:
      Segment revenues .............................      $ 1,529.7       $ 1,195.9       $ 2,409.4
      Realized investment gains (losses), net ......          (18.2)           15.4           (64.7)
                                                          ---------       ---------       ---------
      Revenues .....................................      $ 1,511.5       $ 1,211.3       $ 2,344.7
                                                          =========       =========       =========
      Net investment income ........................      $   604.7       $   445.8       $ 1,741.9
Net Income:
      Segment after-tax operating income ...........          252.2           128.8           211.6
      Realized investment gains (losses), net ......          (11.5)           18.6           (40.5)
      Restructuring charges ........................           (6.7)           (1.4)           (2.6)
      Surplus tax ..................................           20.8             0.6             6.5
      Demutualization expenses .....................            1.6             0.4             0.4
      Other demutualization related costs ..........           (6.8)           (1.3)           (1.7)
      Group pension dividend transfer ..............             --              --             5.7
                                                          ---------       ---------       ---------
      Net income ...................................      $   249.6       $   145.7       $   179.4
                                                          =========       =========       =========
Supplemental Information:
      Inter-segment revenues .......................             --              --              --
      Equity in net income of investees
       accounted for by the equity method ..........      $     7.5       $     3.5       $    11.2
      Amortization of deferred policy
       acquisition costs ...........................           55.6            78.8             2.6
      Interest expense .............................            1.1             3.5              --
      Income tax expense ...........................           88.6            57.9            78.3
      Segment assets ...............................       27,049.9        14,067.2        31,161.1
Net Realized Investment Gains Data:
      Net realized investment (losses) gains .......          (34.3)           18.8           (57.8)
      Add capitalization/less amortization of
        deferred policy acquisition costs
        related to net realized investment
        gains (losses) .............................            4.4            (3.5)             --
      Less amounts credited to participating
        pension contractholder accounts ............             --              --            (6.9)
                                                          ---------       ---------       ---------
      Net realized investment (losses) gains,
        net of related amortization of deferred
        policy acquisition costs and amounts
        credited to participating pension
        contractholders - per consolidated
        financial statements .......................          (29.9)           15.3           (64.7)
      Less realized investment (losses) gains
        attributable to mortgage securitizations ...             --              --              --
      Net realized investment gains in the
        closed block ...............................           11.7              --              --
                                                          ---------       ---------       ---------
      Realized investment (losses) gains,
        net-pre-tax adjustment made to
        calculate segment operating income .........          (18.2)           15.3           (64.7)
      Less income tax effect .......................            6.7             3.3            24.2
                                                          ---------       ---------       ---------
      Realized investment (losses) gains,
        net-after-tax adjustment made to
        calculate segment operating income .........      $   (11.5)      $    18.6       $   (40.5)
                                                          =========       =========       =========

                                                         Institutional
                                                          Investment       Corporate
2000                                                      Management       and Other     Consolidated
                                                          ----------       ---------     ------------
Revenues:
      Segment revenues .............................       $   212.0       $ 1,707.6       $ 7,054.6
      Realized investment gains (losses), net ......             7.1           152.8            92.4
                                                           ---------       ---------       ---------
      Revenues .....................................       $   219.1       $ 1,860.4       $ 7,147.0
                                                           =========       =========       =========
      Net investment income ........................       $    22.7       $   435.9       $ 3,251.0
Net Income:
      Segment after-tax operating income ...........            46.8           104.0           743.4
      Realized investment gains (losses), net ......             4.4            93.5            64.5
      Restructuring charges ........................              --            (1.3)          (12.0)
      Surplus tax ..................................              --            18.1            46.0
      Demutualization expenses .....................              --             0.1             2.5
      Other demutualization related costs ..........              --            (0.2)          (10.0)
      Group pension dividend transfer ..............              --              --             5.7
                                                           ---------       ---------       ---------
      Net income ...................................       $    51.2       $   214.2       $   840.1
                                                           =========       =========       =========
Supplemental Information:
      Inter-segment revenues .......................       $    39.1       $   (39.1)             --
      Equity in net income of investees
       accounted for by the equity method ..........            16.8           104.8       $   143.8
      Amortization of deferred policy
       acquisition costs ...........................              --            46.8           183.8
      Interest expense .............................            12.1            46.7            63.4
      Income tax expense ...........................            35.2            84.4           344.4
      Segment assets ...............................         3,124.5        12,378.1        87,780.8
Net Realized Investment Gains Data:
      Net realized investment (losses) gains .......            10.3           152.9            89.9
      Add capitalization/less amortization of
        deferred policy acquisition costs
        related to net realized investment
        gains (losses) .............................              --              --             0.9
      Less amounts credited to participating
        pension contractholder accounts ............              --              --            (6.9)
                                                           ---------       ---------       ---------
      Net realized investment (losses) gains,
        net of related amortization of deferred
        policy acquisition costs and amounts
        credited to participating pension
        contractholders - per consolidated
        financial statements .......................            10.3           152.9            83.9
      Less realized investment (losses) gains
        attributable to mortgage securitizations ...             3.2              --             3.2
      Net realized investment gains in the
        closed block ...............................              --              --            11.7
                                                           ---------       ---------       ---------
      Realized investment (losses) gains,
        net-pre-tax adjustment made to
        calculate segment operating income .........             7.1           152.9            92.4
      Less income tax effect .......................            (2.7)          (59.4)          (27.9)
                                                           ---------       ---------       ---------
      Realized investment (losses) gains,
        net-after-tax adjustment made to
        calculate segment operating income .........       $     4.4       $    93.5       $    64.5
                                                           =========       =========       =========

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 13 -- Segment Information - (Continued)

                                                                            Retail
                                                             Retail          Asset       Institutional
1999                                                       Protection      Gathering         G&SFP
                                                           ----------      ---------         -----
Revenues:
      Segment revenues ..............................      $ 2,756.9       $ 1,057.3       $ 2,021.8
      Realized investment gains (losses), net .......          173.6           (11.0)           93.3
                                                           ---------       ---------       ---------
      Revenues ......................................      $ 2,930.5       $ 1,046.3       $ 2,115.1
                                                           =========       =========       =========
      Net investment income .........................      $ 1,101.9       $   388.6       $ 1,681.3
Net Income:
      Segment after-tax operating income ............          188.7           115.1           201.7
      Realized investment gains (losses), net .......          108.6            (6.9)           58.4
      Class action lawsuit ..........................             --              --              --
      Restructuring charges .........................           (8.6)           (7.3)           (0.6)
      Surplus tax ...................................          (12.5)           (1.0)           (6.5)
      Workers' compensation reinsurance .............             --              --              --
        Reserves
      Group pension dividend transfer ...............             --              --          (205.8)
      Demutualization expenses ......................          (61.3)          (13.0)          (16.1)
      Other demutualization related costs ...........           (4.6)           (0.9)           (1.1)
      Cumulative effect of accounting
        change ......................................             --            (9.6)             --
                                                           ---------       ---------       ---------
      Net income ....................................      $   210.3       $    76.4       $    30.0
                                                           =========       =========       =========
Supplemental Information:
      Inter-segment revenues ........................             --              --              --
      Equity in net income of investees
       accounted for by the equity method ...........      $    46.2       $    (0.3)      $    14.3
      Amortization of deferred policy
       acquisition costs ............................           69.2            53.5             3.1
      Interest expense ..............................            0.7             6.2              --
      Income tax expense (credit) ...................          138.9            51.9            (7.5)
      Segment assets ................................       25,372.1        14,297.2        30,370.5
Net Realized Investment Gains Data:
      Net realized investment gains (losses) ........          228.4           (16.1)           97.4
      Less amortization of deferred policy
        acquisition costs related to net realized
        investment (losses) gains ...................          (54.8)            5.1              --
      Less amounts credited to participating
        pension contractholder accounts .............             --              --           (35.3)
                                                           ---------       ---------       ---------
      Net realized investment gains (losses),
        net of related amortization of deferred
        policy acquisition costs and amounts
        credited to participating pension
        contractholders - per consolidated
        financial statements ........................          173.6           (11.0)           62.1
      Less realized investment (losses) gains
        attributable to mortgage securitizations
        and investments backing short-term
        funding agreements ..........................             --              --           (31.2)
      Less gain on sale of business .................             --              --              --
                                                           ---------       ---------       ---------
      Realized investment gains (losses),
        net-pre-tax adjustment made to
        calculate segment operating income ..........          173.6           (11.0)           93.3
      Less income tax effect ........................          (65.0)            4.1           (34.9)
                                                           ---------       ---------       ---------
      Realized investment gains (losses),
        net-after-tax adjustment made to
        calculate segment operating income ..........      $   108.6       $    (6.9)      $    58.4
                                                           =========       =========       =========

                                                           Institutional
                                                             Investment      Corporate
1999                                                         Management      and Other      Consolidated
                                                             ----------      ---------      ------------
Revenues:
      Segment revenues ..............................        $   189.9       $ 1,310.5       $ 7,336.4
      Realized investment gains (losses), net .......              3.1           (56.1)          202.9
                                                             ---------       ---------       ---------
      Revenues ......................................        $   193.0       $ 1,254.4       $ 7,539.3
                                                             =========       =========       =========
      Net investment income .........................        $    45.9       $   350.8       $ 3,568.5
Net Income:
      Segment after-tax operating income ............             37.3            67.8           610.6
      Realized investment gains (losses), net .......              2.0           (42.1)          120.0
      Class action lawsuit ..........................               --           (91.1)          (91.1)
      Restructuring charges .........................               --            (0.5)          (17.0)
      Surplus tax ...................................               --            (2.2)          (22.2)
      Workers' compensation reinsurance .............               --          (133.7)         (133.7)
        Reserves
      Group pension dividend transfer ...............               --              --          (205.8)
      Demutualization expenses ......................               --            (3.2)          (93.6)
      Other demutualization related costs ...........               --            (0.2)           (6.8)
      Cumulative effect of accounting
        change ......................................             (0.1)             --            (9.7)
                                                             ---------       ---------       ---------
      Net income ....................................        $    39.2       $  (205.2)      $   150.7
                                                             =========       =========       =========
Supplemental Information:
      Inter-segment revenues ........................        $    43.6       $   (43.6)             --
      Equity in net income of investees
       accounted for by the equity method ...........              3.5             1.4       $    65.1
      Amortization of deferred policy
       acquisition costs ............................               --            38.4           164.2
      Interest expense ..............................              5.3            57.9            70.1
      Income tax expense (credit) ...................             26.5          (111.9)           97.9
      Segment assets ................................          3,531.4        11,017.2        84,588.4
Net Realized Investment Gains Data:
      Net realized investment gains (losses) ........              6.6           (55.3)          261.0
      Less amortization of deferred policy
        acquisition costs related to net realized
        investment (losses) gains ...................               --            (0.8)          (50.5)
      Less amounts credited to participating
        pension contractholder accounts .............               --              --           (35.3)
                                                             ---------       ---------       ---------
      Net realized investment gains (losses),
        net of related amortization of deferred
        policy acquisition costs and amounts
        credited to participating pension
        contractholders - per consolidated
        financial statements ........................              6.6           (56.1)          175.2
      Less realized investment (losses) gains
        attributable to mortgage securitizations
        and investments backing short-term
        funding agreements ..........................              3.5              --           (27.7)
      Less gain on sale of business .................               --           (33.0)          (33.0)
                                                             ---------       ---------       ---------
      Realized investment gains (losses),
        net-pre-tax adjustment made to
        calculate segment operating income ..........              3.1           (89.1)          169.9
      Less income tax effect ........................             (1.1)           47.0           (49.9)
                                                             ---------       ---------       ---------
      Realized investment gains (losses),
        net-after-tax adjustment made to
        calculate segment operating income ..........        $     2.0       $   (42.1)      $   120.0
                                                             =========       =========       =========

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 13 -- Segment Information - (Continued)

                                                                             Retail
                                                             Retail          Asset       Institutional
                                                           Protection      Gathering         G&SFP
                                                           ----------      ---------         -----
1998
Revenues:
      Segment revenues ..............................      $ 2,667.6       $ 1,015.3       $ 1,731.2
      Realized investment gains, net ................           75.3            18.3            30.7
                                                           ---------       ---------       ---------
      Revenues ......................................      $ 2,742.9       $ 1,033.6       $ 1,761.9
                                                           =========       =========       =========
      Net investment income .........................      $ 1,061.2       $   378.0       $ 1,576.3
Net Income:
      Segment after-tax operating income ............      $   166.1       $   111.1       $   145.7
      Realized investment gains, net ................           49.0            12.0            17.2
      Class action lawsuit ..........................             --              --              --
      Surplus tax ...................................           11.7             0.3             2.0
      Demutualization expenses ......................           (7.9)           (1.8)           (1.5)
                                                           ---------       ---------       ---------
      Net income ....................................      $   218.9       $   121.6       $   163.4
                                                           =========       =========       =========
Supplemental Information:
      Inter-segment revenues ........................             --              --              --
      Equity in net income of investees
       accounted for by the equity method ...........      $    54.9              --       $    12.7
      Amortization of deferred policy
       acquisition costs ............................          153.9       $    46.8             3.7
      Interest expense ..............................            0.3             8.5              --
      Income tax expense (credit) ...................           82.1            61.5            67.9
      Segment assets ................................       25,684.2        12,715.7        29,315.2
Net Realized Investment Gains Data:
      Net realized investment gains (losses) ........          112.9            21.9            72.1
      Less amortization of deferred policy
        acquisition costs related to net realized
        investment (losses) gains ...................          (37.6)           (3.6)             --
      Less amounts credited to participating
        pension contractholder accounts .............             --              --           (79.1)
                                                           ---------       ---------       ---------
      Net realized investment gains (losses),
        net of related amortization of deferred
        policy acquisition costs and amounts
        credited to participating pension
        contractholders - per consolidated
        financial statements ........................           75.3            18.3            (7.0)
      Less realized investment (losses) gains
        attributable to mortgage securitizations
        and investments backing short-term
        funding agreements ..........................             --              --           (37.7)
                                                           ---------       ---------       ---------
      Realized investment gains, net-pre-tax
        adjustment made to calculate segment
        operating income ............................           75.3            18.3            30.7
      Less income tax effect ........................          (26.3)           (6.3)          (13.5)
                                                           ---------       ---------       ---------
      Realized investment gains, net-after-tax
        adjustment made to calculate segment
        operating income ............................      $    49.0       $    12.0       $    17.2
                                                           =========       =========       =========

                                                           Institutional
                                                             Investment      Corporate
                                                             Management      and Other      Consolidated
                                                             ----------      ---------      ------------
1998
Revenues:
      Segment revenues ..............................        $   143.9       $ 1,103.9       $ 6,661.9
      Realized investment gains, net ................              0.2            23.7           148.2
                                                             ---------       ---------       ---------
      Revenues ......................................        $   144.1       $ 1,127.6       $ 6,810.1
                                                             =========       =========       =========
      Net investment income .........................        $    24.1       $   288.4       $ 3,328.0
Net Income:
      Segment after-tax operating income ............        $    15.4       $    56.3       $   494.6
      Realized investment gains, net ................              0.1            15.4            93.7
      Class action lawsuit ..........................               --          (150.0)         (150.0)
      Surplus tax ...................................               --             1.5            15.5
      Demutualization expenses ......................               --            (0.5)          (11.7)
                                                             ---------       ---------       ---------
      Net income ....................................        $    15.5       $   (77.3)      $   442.1
                                                             =========       =========       =========
Supplemental Information:
      Inter-segment revenues ........................        $    34.3       $   (34.3)             --
      Equity in net income of investees
       accounted for by the equity method ...........              0.9             1.5       $    70.0
      Amortization of deferred policy
       acquisition costs ............................               --            45.3           249.7
      Interest expense ..............................              7.0            60.9            76.7
      Income tax expense (credit) ...................             10.7           (48.1)          174.1
      Segment assets ................................          3,439.6         5,792.5        76,947.2
Net Realized Investment Gains Data:
      Net realized investment gains (losses) ........             (4.2)           23.7           226.4
      Less amortization of deferred policy
        acquisition costs related to net realized
        investment (losses) gains ...................               --              --           (41.2)
      Less amounts credited to participating
        pension contractholder accounts .............               --              --           (79.1)
                                                             ---------       ---------       ---------
      Net realized investment gains (losses),
        net of related amortization of deferred
        policy acquisition costs and amounts
        credited to participating pension
        contractholders - per consolidated
        financial statements ........................             (4.2)           23.7           106.1
      Less realized investment (losses) gains
        attributable to mortgage securitizations
        and investments backing short-term
        funding agreements ..........................             (4.4)             --           (42.1)
                                                             ---------       ---------       ---------
      Realized investment gains, net-pre-tax
        adjustment made to calculate segment
        operating income ............................              0.2            23.7           148.2
      Less income tax effect ........................             (0.1)           (8.3)          (54.5)
                                                             ---------       ---------       ---------
      Realized investment gains, net-after-tax
        adjustment made to calculate segment
        operating income ............................        $     0.1       $    15.4       $    93.7
                                                             =========       =========       =========

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 13 -- Segment Information - (Continued)

The Company operates primarily in the United States, Canada and the Pacific Rim (China, Indonesia, Malaysia, the Philippines, Singapore, and Thailand). The following table summarizes selected financial information by geographic location for the year ended or at December 31:

                                                                                             Income Before
                                                                                        Income Taxes, Minority
                                                                                        Interest and Cumulative
                                                       Long-Lived                              Effect of
Location                                Revenues         Assets          Assets            Accounting Change
------------------------------------- -------------- --------------- --------------- ------------------------------
                                                                     (in millions)
2000
United States....................        $5,823.7         $424.8       $77,978.9                 $1,130.7
Canada...........................         1,078.6           30.4         9,357.8                     58.5
Foreign - other..................           244.7            3.4           444.1                      5.9
                                      -------------- --------------- --------------- ------------------------------
  Total                                  $7,147.0         $458.6       $87,780.8                 $1,195.1
                                      ============== =============== =============== ==============================

1999
United States....................        $6,560.7         $440.0       $75,777.6                   $211.7
Canada...........................           741.9           28.8         8,461.7                     41.8
Foreign - other..................           236.7            2.2           349.1                      6.4
                                      -------------- --------------- --------------- ------------------------------
  Total                                  $7,539.3         $471.0       $84,588.4                   $259.9
                                      ============== =============== =============== ==============================

1998
United States....................        $6,069.5         $442.5       $71,725.1                   $585.1
Canada...........................           512.0           24.9         4,941.6                     30.2
Foreign - other..................           228.6            2.1           280.5                      2.0
                                      -------------- --------------- --------------- ------------------------------
  Total                                  $6,810.1         $469.5       $76,947.2                   $617.3
                                      ============== =============== =============== ==============================

The Company has no reportable major customers and revenues are attributed to countries based on the location of customers.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 -- Fair Value of Financial Instruments

The following discussion outlines the methodologies and assumptions used to determine the fair value of the Company's financial instruments. The aggregate fair value amounts presented herein do not represent the underlying value of the Company and, accordingly, care should be exercised in drawing conclusions about the Company's business or financial condition based on the fair value information presented herein.

The following methods and assumptions were used by the Company to determine the fair values of financial instruments:

     Fair values for publicly traded fixed maturities (including redeemable preferred stocks) are obtained from an independent pricing service. Fair values for private placement securities and fixed maturities not provided by the independent pricing service are estimated by the Company by discounting expected future cash flows using a current market rate applicable to the yield, credit quality and maturity of the investments. The fair value for equity securities is based on quoted market prices.

     The fair value for mortgage loans on real estate is estimated using discounted cash flow analyses using interest rates adjusted to reflect the credit characteristics of the loans. Mortgage loans with similar characteristics and credit risks are aggregated into qualitative categories for purposes of the fair value calculations. Fair values for impaired mortgage loans are measured based either on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the underlying collateral for loans that are collateral dependent.

     The carrying amount in the balance sheet for policy loans, short-term investments and cash and cash equivalents approximates their respective fair values.

     The fair value of the Company's long-term debt is estimated using discounted cash flows based on the Company's incremental borrowing rates for similar types of borrowing arrangements. Carrying amounts for commercial paper and short-term borrowings approximate fair value.

     Fair values for the Company's guaranteed investment contracts and funding agreements are estimated using discounted cash flow calculations based on interest rates currently being offered for similar contracts with maturities consistent with those remaining for the contracts being valued. The fair value for fixed-rate deferred annuities is the cash surrender value, which represents the account value less applicable surrender charges. Fair values for immediate annuities without life contingencies and supplementary contracts without life contingencies are estimated based on discounted cash flow calculations using current market rates.

     The Company's derivatives include futures contracts, interest rate swap, cap and floor agreements, swaptions, currency rate swap agreements and equity collar agreements. Fair values for these contracts are based on current settlement values. These values are based on quoted market prices for the financial futures contracts and brokerage quotes that utilize pricing models or formulas using current assumptions for all swaps and other agreements.

     The fair value for commitments approximates the amount of the initial commitment.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 -- Fair Value of Financial Instruments - (Continued)

The following table presents the carrying amounts and fair values of the Company's financial instruments:

                                                                               December 31
                                                                  2000                            1999
                                                        -------------------------       -------------------------
                                                        Carrying          Fair          Carrying          Fair
                                                          Value           Value           Value           Value
                                                        ---------       ---------       ---------       ---------
                                                                              (in millions)
Assets:
   Fixed maturities:
     Held-to-maturity ............................      $11,888.6       $11,651.2       $13,790.2       $13,438.7
     Available-for-sale ..........................       16,023.5        16,023.5        16,959.2        16,959.2
   Equity securities:
     Available-for-sale ..........................        1,094.9         1,094.9         1,230.2         1,230.2
     Trading securities ..........................          231.6           231.6            84.1            84.1
   Mortgage loans on real estate .................        8,968.9         9,350.6        10,733.0        10,681.8
   Policy loans ..................................          428.6           428.6         1,938.8         1,938.8
   Short-term investments ........................          151.9           151.9           166.9           166.9
   Cash and cash equivalents .....................        2,841.2         2,841.2         1,797.7         1,797.7
Liabilities:
   Debt ..........................................          779.3           771.5           990.7           962.8
   Guaranteed investment contracts and
     funding agreements ..........................       14,333.9        13,953.8        13,109.3        12,709.1
   Fixed rate deferred and immediate annuities ...        5,195.2         5,101.3         4,801.1         4,656.9
   Supplementary contracts
     Without life contingencies ..................           60.0            63.1            56.6            55.7

Derivatives assets/(liabilities) relating to:
   Futures contracts, net ........................          (16.2)          (16.2)           31.3            31.3
   Interest rate swap agreements .................         (178.2)         (176.1)           82.9           (18.3)
   Interest rate swap CMT ........................             --            (5.2)             --              --
   Interest rate cap agreements ..................            2.2             2.2             5.8             5.8
   Interest rate floor agreements ................           59.0            59.0             0.1             0.1
   Interest rate swaption agreements .............           (1.3)           (1.3)           (3.6)           (3.6)
   Currency rate swap agreements .................           11.4          (461.6)            9.1           (48.3)
   Equity collar agreements ......................           11.7            11.7            53.0            53.0

Commitments ......................................             --        (1,843.9)             --        (1,273.5)

Note 15 -- Stock Compensation Plans

On January 5, 2000, the Company, as sole shareholder of JHFS, approved and adopted the 1999 Long-Term Stock Incentive Plan (the Incentive Plan), which originally had been approved by the Board of Directors of the Company on August 31, 1999. Under the Incentive Plan, which became effective on February 1, 2000, the effective date of the Plan of Reorganization of the Company, options of JHFS common stock granted may be either non-qualified options or incentive stock options qualifying under Section 422 of the Internal Revenue Code. The Incentive Plan objectives include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company by providing employees the opportunity to acquire JHFS's common stock.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 -- Stock Compensation Plans - (Continued)

The maximum number of shares of JHFS common stock available under the Incentive Plan is 5% of the total number of shares of common stock that were outstanding following the IPO. In addition, no more than 4% of these shares shall be available for awards of incentive stock options under the Incentive Plan, and no more than 1% of these shares shall be available for stock awards, which includes non-vested stock. The aggregate number of shares that may be covered by awards for any one participant over the period that the Incentive Plan is in effect shall not exceed 1% of these shares. Subject to these overall limits, there is no annual limit on the number of stock options or stock awards that may be granted in any one year.

The Incentive Plan has options exercisable at March 13, 2001 and 2002, June 12, 2001 and 2002, and August 14, 2001 and 2002. JHFS has granted 4.6 million options to employees of the Company as of December 31, 2000. Options outstanding under the Incentive Plan were granted at a price equal to the market value of the stock on the date of grant, vest over a two-year period, and expire five years after the grant date.

The status of JHFS stock options granted to employees of the Company under the Long-Term Stock Incentive Plan is summarized below as of December 31:

                                       Number of shares       Weighted-average
                                        (in thousands)         exercise price
                                       ----------------       ----------------
Outstanding at February 1, 2000                  --                    --
  Granted                                   4,618.4               $ 14.06
  Exercised                                     0.2                 13.94
  Canceled                                    311.6                 13.94
                                            -------               -------

Outstanding at December 31, 2000            4,306.6                 14.07

Options exercisable at:
   March 13, 2001                           2,125.3                 13.94
   June 12, 2001                                6.3                 23.37
   August 14, 2001                             21.7                 23.75
   March 13, 2002                           2,125.3                 13.94
   June 12, 2002                                6.3                 23.37
   August 14, 2002                             21.7                 23.75

The Company accounts for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value. Had compensation expense for the Company's stock-based compensation plan been determined based upon fair values at the grant dates for awards under the plan in accordance with SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated below. Additional stock option awards are anticipated in future years.

The Black-Scholes option valuation model was developed for use in estimating fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require input of highly subjective assumptions including the expected stock price volatility. Because the JHFS stock options granted to employees of the Company have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the stock options.

The estimated weighted-average grant date fair value per share of stock options granted during 2000 using the Black-Scholes option valuation model was $3.66. The fair value of options granted in 2000 is estimated on the date of grant using the following assumptions: dividend yield of 1.8%, expected volatility of 24%, risk-free interest rate range of 4.8% to 5.6% depending on grant date, and an expected life ranging from 2 to 5 years.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 -- Stock Compensation Plans - (Continued)

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                             For the Period              Year Ended December 31,
                           February 1 through                     2000
                            December 31, 2000             Pro Forma (unaudited)
                           ------------------             ---------------------
                                             (in millions)
Net income:
   As reported                   $796.1                          $840.1
   Pro forma (unaudited)          792.4                           835.8

At December 31, 2000, JHFS had 4.3 million stock options outstanding to employees of the Company with a weighted-average remaining contractual life of
4.2 years and a weighted-average exercise price of $14.07. As of December 31, 2000, there were 21,707 options exercisable, which represent grants to employees of the Company who subsequently retired. Employees of the Company who retire with outstanding options immediately vest and have a maximum of one year to exercise.

On March 13, 2000, JHFS granted 291,028 shares of non-vested stock to key personnel of the Company at a weighted-average grant price per share of $14.34. These grants of non-vested stock are forfeitable and vest at three or five years of service with the Company. The total grant-date exercise price of the non-vested stock granted from February 1, 2000 through December 31, 2000 is $4.2 million. During the third and fourth quarters of 2000, 50,837 shares of non-vested stock were forfeited with a total grant date exercise price of $0.7 million.

Note 16-- Subsequent Events

On February 8, 2001, the Company signed letters of intent to reinsure 50% of the business in the Closed Block, effective January 1, 2001. The effect of the reinsurance will be to lower the Company's statutory risk based capital requirements and to raise its statutory risk based capital ratio. This will provide greater statutory capital flexibility for the Company. There will be no effect on policyholder dividends, nor will the immediate effect on earnings be material, as the reinsurance treaties will not meet the requirements of SFAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long Duration Contracts." Final treaties with two reinsurers are expected to be signed by the end of the first quarter of 2001. The reinsurance agreements result in making several hundred million dollars in statutory capital available for further business development or other purposes.

In March 2001, the Company announced the sale of the retirement plan record-keeping business operated out of the mutual fund subsidiary of the Company, John Hancock Funds. It is estimated that an after-tax charge of approximately $9 million will be recorded in the first quarter of 2001 and that the Company will initially sever 31 employees with additional severances planned. The Company will continue to manage the assets of the business, the purchaser will assume the record-keeping and support responsibilities.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                     SCHEDULE I -- SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                             excluding Closed Block
                             As of December 31, 2000
                                  (in millions)

                                                                                                AMOUNT AT WHICH
                                                                                                   SHOWN IN THE
                                                                                                   CONSOLIDATED
TYPE OF INVESTMENT                                                    COST (2)         VALUE      BALANCE SHEET
---------------------------------------------------------------------------------------------------------------
Fixed maturity securities, available-for-sale:
Bonds:
United States government and government agencies .............           243.2         247.9              247.9
   and authorities
States, municipalities and political subdivisions ............           126.6         126.7              126.7
Foreign governments ..........................................         1,386.4       1,453.8            1,453.8
Public utilities .............................................         1,051.4       1,085.0            1,085.0
Convertibles and bonds with warrants attached ................           250.9         258.4              258.4
All other corporate bonds ....................................        12,123.4      12,263.9           12,264.0
Certificates of deposits .....................................             0.0           0.0                0.0
Redeemable preferred stock ...................................           608.4         587.8              587.8
                                                                 ----------------------------------------------
Total fixed maturity securities, available-for-sale ..........        15,790.3      16,023.5           16,023.6
                                                                 ----------------------------------------------

Equity securities, available-for-sale:
Common stocks:
Public utilities .............................................             4.7           5.5                5.5
Banks, trust and insurance companies .........................             1.9           2.8                2.8
Industrial, miscellaneous and all other ......................           703.1         968.9              968.9
Non-redeemable preferred stock ...............................           120.9         117.7              117.7
                                                                 ----------------------------------------------
Total equity securities, available-for-sale ..................           830.6       1,094.9            1,094.9
                                                                 ----------------------------------------------

Fixed maturity securities, held-to-maturity:
Bonds
United States government and government ......................            32.5          33.2               32.5
   agencies and authorities
States, municipalities and political subdivisions ............           717.4         701.3              717.4
Foreign governments ..........................................             5.6          10.2                5.6
Public utilities .............................................           973.2         901.3              973.2
Convertibles and bonds with warrants attached ................           174.2         149.0              174.2
All other corporate bonds ....................................         9,985.7       9,856.2            9,985.7
Certificates of deposits .....................................             0.0           0.0                0.0
Redeemable preferred stock ...................................             0.0           0.0                0.0
                                                                 ----------------------------------------------
         Total fixed maturity securities, held-to-maturity ...        11,888.6      11,651.2           11,888.6
                                                                 ----------------------------------------------

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                     SCHEDULE I -- SUMMARY OF INVESTMENTS -
             OTHER THAN INVESTMENTS IN RELATED PARTIES - (CONTINUED)
                             excluding Closed Block
                             As of December 31, 2000
                                  (in millions)

                                                                           AMOUNT AT WHICH
                                                                              SHOWN IN THE
                                                                              CONSOLIDATED
TYPE OF INVESTMENT                                 COST (2)         VALUE    BALANCE SHEET
------------------------------------------------------------------------------------------
Equity securities, trading:
Common stocks:
Public utilities                                        7.1           8.6              8.6
Banks, trust and insurance companies                   14.9          24.6             24.6
Industrial, miscellaneous and all other               171.4         198.4            198.4
Non-redeemable preferred stock                          0.0           0.0              0.0
                                            ----------------------------------------------
Total equity securities, trading                      193.4         231.6            231.6
                                            ----------------------------------------------

Mortgage loans on real estate, net (1)              9,038.9          XXXX          8,968.9
Real estate, net:
Investment properties (1)                             386.8          XXXX            373.6
Acquired in satisfaction of debt (1)                  175.7          XXXX            145.4
Policy loans                                          428.6          XXXX            428.6
Other long-term investments (2)                     1,353.0          XXXX          1,353.0
Short-term investments                                151.9          XXXX            151.9
                                            ----------------------------------------------
    Total investments                              40,237.8      29,001.3         40,660.0
                                            ==============================================

(1) Difference from Column B is primarily due to valuation allowances due to impairments on mortgage loans on real estate and due to accumulated depreciation and valuation allowances due to impairments on real estate. See note 3 to the audited consolidated financial statements.

(2) Difference from Column B is primarily due to operating gains (losses) of investments in limited partnerships.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

               SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
   As of December 31, 2000, 1999 and 1998 and for each of the years then ended
                                  (in millions)

                                                   FUTURE
                                                   POLICY                                  OTHER
                                                  BENEFITS,                               POLICY
                                                   LOSSES,                              CLAIMS AND
                           DEFERRED POLICY       CLAIMS AND           UNEARNED           BENEFITS               PREMIUM
SEGMENT                   ACQUISITION COSTS     LOSS EXPENSES       PREMIUMS (1)        PAYABLE (1)             REVENUE
2000:
Protection                         $1,466.8         $ 4,814.4             $262.6             $ 33.5            $  430.6
Asset Gathering                       558.2           5,619.9                  -               (4.5)               63.4
Guaranteed & Structured
Financial Products                      8.5          21,944.2               60.4                0.7               620.3
Investment Management                     -                 -                  -                  -                   -
Corporate & Other                     355.0           6,471.6              348.3              224.0             1,076.1
                                   --------         ---------             ------             ------            --------
     Total                         $2,388.5         $38,850.1             $671.3             $253.7            $2,190.4
                                   --------         ---------             ------             ------            --------

1999:
Protection                         $2,291.6         $15,035.0             $217.4             $112.1            $1,291.0
Asset Gathering                       521.5           5,166.8                  -                0.2                17.2
Guaranteed & Structured
Financial Products                      8.4          20,310.4               56.1                0.5               298.2
Investment Management                     -                 -                  -                  -                   -
Corporate & Other                     321.2           6,629.1              216.7              246.1               804.9
                                   --------         ---------             ------             ------            --------
     Total                         $3,142.7         $47,141.3             $490.2             $358.9            $2,411.3
                                   --------         ---------             ------             ------            --------

1998:
Protection                         $2,017.6         $14,093.6             $219.5             $ 85.5            $1,262.5
Asset Gathering                       425.2           4,850.0                  -                0.2                19.8
Guaranteed & Structured
Financial Products                      8.7          19,366.4               48.4                0.3               121.4
Investment Management                     -                 -                  -                  -                   -
Corporate & Other                     251.0           3,865.0              105.9              800.3               705.3
                                   --------         ---------             ------             ------            --------
     Total                         $2,702.5         $42,175.0             $373.8             $886.3            $2,109.0
                                   --------         ---------             ------             ------            --------

                                                                       AMORTIZATION OF
                                                                       DEFERRED POLICY
                                                 BENEFITS,           ACQUISITION COSTS,
                                                  CLAIMS,                 EXCLUDING
                                NET             LOSSES, AND            AMOUNTS RELATED             OTHER
                             INVESTMENT          SETTLEMENT               TO REALIZED             OPERATING
SEGMENT                        INCOME             EXPENSES             INVESTMENT GAINS            EXPENSES

2000:
Protection                     $  604.8            $  633.5                      $ 55.5            $  395.8
Asset Gathering                   445.8               371.3                        78.8               557.4
Guaranteed & Structured
Financial Products              1,741.9             1,963.5                         2.6                77.5
Investment Management              22.7                   -                           -               132.7
Corporate & Other                 435.8             1,124.2                        46.9               344.3
                               --------            --------                      ------            --------
     Total                     $3,251.0            $4,092.5                      $183.8            $1,507.7
                               --------            --------                      ------            --------

1999:
Protection                     $1,101.9            $1,595.0                       $69.2              $401.2
Asset Gathering                   388.6               299.3                        53.5               542.1
Guaranteed & Structured
Financial Products              1,681.3             1,959.9                         3.1                88.1
Investment Management              45.9                   -                           -               127.2
Corporate & Other                 350.8             1,278.8                        38.4               225.8
                               --------            --------                      ------            --------
     Total                     $3,568.5            $5,133.0                      $164.2            $1,384.4
                               --------            --------                      ------            --------

1998:
Protection                     $1,061.2            $1,424.4                      $165.4              $418.3
Asset Gathering                   378.0               296.3                        46.8               504.9
Guaranteed & Structured
Financial Products              1,576.3             1,411.5                         3.7                92.6
Investment Management              24.1                   -                           -               117.8
Corporate & Other                 288.4               950.4                        45.3               224.2
                               --------            --------                      ------            --------
     Total                     $3,328.0            $4,082.6                      $261.2            $1,357.8
                               --------            --------                      ------            --------

(1) Unearned premiums and other policy claims and benefits payable are included in Column C amounts.

(2) Allocations of net investment income and certain operating expenses are based on a number of assumptions and estimates, and reported operating results would change by segment if different methods were applied.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                           SCHEDULE IV -- REINSURANCE
  As of December 31, 2000, 1999 and 1998 and for each of the years then ended:
                                  (in millions)

                                                                                                             PERCENTAGE
                                                         CEDED TO          ASSUMED                            OF AMOUNT
                                                          OTHER          FROM OTHER                          ASSUMED TO
                                   GROSS AMOUNT         COMPANIES         COMPANIES       NET AMOUNT             NET

2000
Life insurance in force              $346,720.6         $91,827.1         $27,489.1       $282,382.6               9.7%
                                     ==========         =========         =========       ==========             ======

Premiums:
Life insurance                       $  1,818.8         $   370.6         $    23.9       $  1,472.1               1.6%
Accident and health insurance           1,338.6           1,061.5             441.2            718.3              61.4%
P&C                                           -                 -                 -                -               0.0%
                                     ----------         ---------         ---------       ----------             ------
     Total                           $  3,157.4         $ 1,432.1         $   465.1       $  2,190.4              21.2%
                                     ==========         =========         =========       ==========             ======
1999
Life insurance in force              $380,019.3          83,232.3         $29,214.6       $326,001.6               9.0%
                                     ==========         =========         =========       ==========             ======

Premiums:
Life insurance                       $  2,292.8         $   468.5         $   139.4       $  1,963.7               7.1%
Accident and health insurance           1,142.4             868.2             173.1            447.3              38.7%
P&C                                           -                 -               0.3              0.3             100.0%
                                     ----------         ---------         ---------       ----------             ------
     Total                           $  3,435.2         $ 1,336.7         $   312.8       $  2,411.3              13.0%
                                     ==========         =========         =========       ==========             ======
1998
Life insurance in force              $324,597.7         $88,662.6         $29,210.1       $265,145.2              11.0%
                                     ==========         =========         =========       ==========             ======

Premiums:
Life insurance                       $  1,871.9         $   327.6         $   221.0       $  1,765.3              12.5%
Accident and health insurance             956.5             743.7             130.9            343.7              38.1%
P&C                                         7.1               9.0               1.9                -               0.0%
                                     ----------         ---------         ---------       ----------             ------
     Total                           $  2,835.5         $ 1,080.3         $   353.8       $  2,109.0              16.8%
                                     ==========         =========         =========       ==========             ======

Note: The life insurance caption represents principally premiums from traditional life insurance and life-contingent immediate annuities and excludes deposits on investment products and universal life insurance products.

3. Exhibits

                                    EXHIBITS

Exhibit
Number                             Description
-------                            -----------

2.1      Plan of Reorganization **

3.1 Restated Articles of Organization and Articles of Amendment of John Hancock Life Insurance Company *

3.2      Amended and Restated By-laws of John Hancock Life Insurance Company *

10.1 Credit Agreement dated as of August 3, 2000, among John Hancock Financial Services, Inc., John Hancock Life Insurance Company, John Hancock Capital Corporation, The Banks listed therein, Fleet National Bank, as Co-Administrative Agent, The Chase Manhattan Bank, as Co-Administrative Agent, Citicorp USA, Inc., as Syndication Agent, and BankOne, NA as Documentation Agent, and FleetBoston Robertson Stephens, Inc., and Chase Securities, Inc., as Joint Book Managers and Joint Lead Arrangers. ***

10.2 Amended and Restated Retention Agreement between John Hancock Life Insurance Company and Kathleen M. Graveline. ****+

10.3 Fiscal Agency Agreement, dated as of February 25, 1994 by and between John Hancock Mutual Life Insurance Company, as Issuer, and First National Bank of Boston, as Fiscal Agent **

10.4 Reinsurance Agreement, dated as of July 30, 1992 by and between John Hancock Mutual Life Insurance Company and Provident Life and Accident Insurance Company **

10.5 Reinsurance Agreement, dated as of July 30, 1992 by and between John Hancock Mutual Life Insurance Company and Provident Life and Accident Insurance Company **

10.6 Coinsurance Agreement, dated as of March 1, 1997 by and between John Hancock Financial Life Insurance Company and UNICARE Life & Health Insurance Company **

10.7 Letter of Credit Agreement, dated as of January 2, 1997 by and among John Hancock Mutual Life Insurance Company, Banks named therein and Morgan Guaranty Trust Company of New York as Issuing Bank and Agent **

10.8     Long-Term Incentive Plan for Senior Executives @+

10.9     Form of Employment Continuation Agreement **+

10.10    Form of Stockholder Rights Agreement **+

10.11    1999 Long-Term Stock Incentive Plan **+

10.11.1  First Amendment to the 1999 Long-Term Stock Incentive Plan **+

10.11.2  Incentive Compensation Plan For Employees @

10.12    Form of Note for Stock Ownership And Loan Program @@+

10.13    Deferred Compensation Plan for Non-Employee Directors @@+

10.14    Deferred Equity Rights Program for Non-Employee Directors @@+

10.15    Deferred Compensation Plan for Executives @+

24.1     Powers of Attorney *

Any exhibit not included with this Form 10-K when furnished to any shareholder of record will be furnished to such shareholder upon written request and payment of up to $.25 per page plus postage. Such requests should be directed to John Hancock Financial Services, Inc., Investor Relations, John Hancock Place, Post Office Box 111, Boston, Massachusetts 02117.

*        Filed herewith

** Previously filed as an exhibit to John Hancock Financial Services, Inc.'s S-1 Registration Statement (file no. 333-87271), and incorporated by reference herein.

*** Previously filed as Exhibit 10 to John Hancock Financial Services, Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 2000, and incorporated by reference herein.

**** Previously filed as Exhibit 10.1 to John Hancock Financial Services, Inc.'s quarterly report on Form 10-Q for the quarter ended March 31, 2000, and incorporated by reference herein.

@ Previously filed as an exhibit to John Hancock Financial Services, Inc.'s S-8 Registration Statement (file no. 333-55064), and incorporated by reference herein.

@@ Previously filed as an exhibit to John Hancock Financial Services, Inc.'s annual report on Form 10-K for the fiscal year ended December 31, 2000, and incorporated by reference herein.

+        Management Contract or Compensatory Plan or Arrangement.

(b) Reports on Form 8-K.

There were no reports on Form 8-K required to be filed during the fourth quarter of 2000.

(c) See Item 14 (a) 3.

(d) See Item 14 (a) 2.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    JOHN HANCOCK LIFE INSURANCE COMPANY


                                    By:  /s/ THOMAS E. MOLONEY

                                    Thomas E. Moloney
                                    Chief Financial Officer
Date: March 23, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

               SIGNATURE                              TITLE                          DATE
               ---------                              -----                          ----
*
------------------------------------
Stephen L. Brown                         Chairman of the Board and Director     March 23, 2001

*
------------------------------------
David F. D'Alessandro                    President and Chief Executive          March 23, 2001
                                         Officer and Director

*
------------------------------------
Wayne A. Budd                            Executive Vice President, General      March 23, 2001
                                         Counsel and Director

*
------------------------------------
Foster L. Aborn                          Director                               March 23, 2001

*
------------------------------------
Samuel W. Bodman                         Director                               March 23, 2001

*
------------------------------------
I. MacAllister Booth                     Director                               March 23, 2001

*
------------------------------------
John M. Connors, Jr.                     Director                               March 23, 2001

*
------------------------------------
Robert E. Fast, Esq.                     Director                               March 23, 2001

*
------------------------------------
Dr. Kathleen Foley Feldstein             Director                               March 23, 2001

*
------------------------------------
Nelson S. Gifford                        Director                               March 23, 2001

*
------------------------------------
Michael C. Hawley                        Director                               March 23, 2001

*
------------------------------------
Edward H. Linde                          Director                               March 23, 2001

*
------------------------------------
Judith A. McHale                         Director                               March 23, 2001

*
------------------------------------
Richard F. Syron                         Director                               March 23, 2001

*
------------------------------------
Robert J. Tarr, Jr.                      Director                               March 23, 2001

*
------------------------------------
R. Robert Popeo                          Director                               March 23, 2001


* By: /s/ THOMAS E. MOLONEY
      ------------------------------
      Thomas E. Moloney
      Attorney-in-Fact
