Form 10-K/A
period 2000-12-31
HANCOCK JOHN LIFE INSURANCE CO
filed 2001-06-27
CIK 917406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A |_|. Not Applicable.

The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K/A and is therefore filing this Form 10-K/A with reduced disclosure format.

At February 28, 2001 there were outstanding 1,000 shares of the registrant's common stock, $10,000 par value per share of the registrant, all of which are owned by John Hancock Financial Services, Inc.

Item 7 of this Form 10-K/A is being amended to revise certain information contained in Management's Discussion and Analysis of Financial Condition and Results of Segment Operations, principally to properly exclude amounts relating to an affiliate that we sold to our parent during 2000, and to correct certain clerical and mathematical errors.

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


     Premiums and deposits of our individual annuity products increased 37.7% to $2,061.4 million in 2000 as compared to 1999. Our variable life insurance product deposits in 2000 increased 11.1% to $922.0 million compared to 1999, while premiums on our individual and group long-term care insurance increased 44.3%, to $309.1 million in 2000 due to the acquisition of the long-term care business of Fortis, Inc. (Fortis) on March 1, 2000. Primarily due to aggressive marketing of both retail and institutional investment management services, new fund offerings, and refocusing the sales organization on regional broker/dealers and financial planners, mutual fund deposits and reinvestments increased $1,561.1 million, or 34.7%, to $6,066.2 million in 2000. In addition to the increase in sales and deposits, redemptions decreased $1,489.0 million, or 19.6%, to $6,111.7 million in 2000 due to conservation initiatives. We have reduced operating expenses to protect profit margins as we work to stabilize and grow assets under management in the mutual funds business. However, our mutual fund operations are impacted by general market trends, and a continued downturn in the mutual fund market may negatively affect our future operating results.


     Recent economic and industry trends also have affected the sales and financial results of our institutional business. Sales of fund-type products decreased $314.6 million, or 7.6%, to $3,830.4 million. The decrease is primarily due to declining demand for general account GICs in the 401(k) plan market. In response to this trend, we have created new products for the non-qualified institutional marketplace.

     Premiums from single premium annuity contracts increased to $598.5 million in 2000 from $286.3 million in 1999, driven by the sale of two significant single premium annuity contracts during the period. Moreover, our investment management services provided to domestic and international institutions include services such as investment advisory client portfolios, individually managed and pooled separate accounts, registered investment company funds, bond and mortgage securitizations, and mutual fund management capabilities. Assets under management of our Investment Management Segment decreased to $32,651.6 million as of December 31, 2000.


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


     Costs relating to the demutualization, excluding costs relating to the offering, were $119.6 million net of income taxes, of which $7.5 million was recognized in the year ended December 31, 2000. Demutualization expenses include printing and mailing costs and our aggregate cost of engaging independent accounting, actuarial, financial, investment banking, legal and other consultants to advise us. In addition, our costs include the costs of the staff and advisors of the Massachusetts Division of Insurance, the New York Insurance Department as to the demutualization process and related matters.


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

Transactions Occurring Subsequent to Year End


     In February 2001, the Company announced that it signed letters of intent with two reinsurers covering 50% of its closed block business. The treaties are structured so they will not affect policyholder dividends or any other financial items reported within the closed block, which was established at the time of the Company's demutualization to protect the reasonable dividend expectations of certain participating life insurance policyholders. The reinsurance agreements cost is expected to be approximately $3.0 million pre-tax and result in making several hundred million dollars in statutory capital available for further business development or other purposes, the timing of which will be dependent on a number of circumstances. In addition, on March 2, 2001, the Company announced the sale of the retirement plan recordkeeping business operated out of the mutual fund subsidiary of the Company, John Hancock Funds. It is estimated that an after-tax charge of approximately $9 million will be recorded in the first quarter of 2001 and that the Company will initially sever 31 employees, with additional severances planned. The Company will continue to manage the assets of the business, the purchaser will assume the recordkeeping and support responsibility.

Results of Operations

     The table below presents our consolidated results of operations and consolidated financial information for the years ended 2000, 1999 and 1998.


                                                                    For the Year Ended December 31,
                                                 ---------------------------------------------------------------------
                                                                   2000
                                                 -----------------------------------------
                                                                             (in millions)
                                                 Non Closed                    Result of
                                                    Block      Closed Block    Operations        1999           1998
                                                 ---------------------------------------------------------------------
Revenues
  Premiums .................................      $2,190.4       $  865.0       $3,055.4       $2,411.3       $2,109.0
  Universal life and investment-
    type product charges ...................         746.7             --          746.7          703.3          597.0
  Net investment income ....................       3,251.0          591.6        3,842.6        3,568.5        3,328.0
  Net realized investment gains
    (losses), net of related
    amortization of deferred
    policy acquisition costs and
    amounts credited to
    participating pension
    contractholders (1) ....................          83.9           11.7           95.6          175.2          106.1
  Investment management revenues,
    commissions, and other fees ............         764.8             --          764.8          680.9          659.7
  Other revenue (expense) ..................         (13.9)          (0.6)         (14.5)           0.1           10.3
                                                  --------       --------       --------       --------       --------

    Total revenues .........................       7,022.9        1,467.7        8,490.6        7,539.3        6,810.1

Benefits and expenses
  Benefits to policyholders,
    excluding amounts related
    to net realized investment
    gains credited to
    participating pension
    contractholders (2) ....................       4,092.5          870.0        4,962.5        5,133.0        4,082.6
  Other operating costs and
    expenses ...............................       1,507.7          (10.0)       1,497.7        1,384.4        1,357.8
  Amortization of deferred
    policy acquisition costs,
    excluding amounts related
    to net realized investment
    gains (3) ..............................         183.8           76.5          260.3          164.2          261.2
  Dividends to policyholders ...............         157.3          407.1          564.4          501.6          473.2
  Demutualization expenses .................          10.6             --           10.6           96.2           18.0
                                                  --------       --------       --------       --------       --------

    Total benefits and expenses ............       5,951.9        1,343.6        7,295.5        7,279.4        6,192.8
                                                  --------       --------       --------       --------       --------
Income before income taxes,
    minority interest and
    cumulative effect of
    accounting change ......................       1,071.0          124.1        1,195.1          259.9          617.3
Income taxes ...............................         344.4             --          344.4           97.9          174.1
                                                  --------       --------       --------       --------       --------
Income before minority interest
    and cumulative effect of
    accounting change ......................         726.6          124.1          850.7          162.0          443.2
Minority interest ..........................         (10.6)            --          (10.6)          (1.6)          (1.1)
                                                  --------       --------       --------       --------       --------
  Income before cumulative effect
      of accounting change .................         716.0          124.1          840.1          160.4          442.1
  Cumulative effect of accounting change ...            --             --             --           (9.7)            --
                                                  --------       --------       --------       --------       --------
Net income .................................      $  716.0       $  124.1       $  840.1       $  150.7       $  442.1
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

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999


     Consolidated income before income taxes, minority interest and cumulative effect of accounting change of $1,195.1 million for the year ended December 31, 2000 increased by $935.2 million, or 359.8%, as compared to consolidated income before income taxes, minority interest and cumulative effect of accounting change of $259.9 million for the year ended December 31, 1999. The increase was primarily attributable to increases in income before income taxes, minority interest and cumulative effect of accounting change of $235.2 million in the Guaranteed and Structured Financial Products Segment, $626.3 million in the Corporate and Other Segment, $65.9 million in the Asset Gathering Segment and $20.7 million in the Investment Management Segment. These increases were offset by a decrease in the Protection Segment of $12.9 million. The increase in the Guaranteed and Structured Financial Products Segment was primarily due to the recognition of a $345.5 million pre-tax charge in the prior year for compensation of group participating contractholders for assets transferred in conjunction with the formation of the corporate account. The increase in the Corporate and Other Segment was primarily due to a $208.6 million pre-tax charge in the prior year for our exposure to losses under our Workers' Compensation reinsurance programs, including Unicover Managers, Inc., that was associated with the group business we sold in 1998 and a $140.2 million pre-tax charge in the prior year in connection with the class action settlement. The increase in the Asset Gathering Segment was primarily due to an improvement in realized gains from the prior year: $15.4 million in realized gains were recognized in 2000 compared to $11.0 million in realized losses in 1999. In addition, demutualization and restructuring expenses decreased compared to the prior year. The increase in the Investment Management Segment was due primarily to higher investment advisory fees resulting from an incentive fee on contract restructuring and performance fees earned by the mezzanine fund manager. The decrease in the Protection Segment was primarily due to decreased realized gains.

     Premium revenue was $3,055.4 million for 2000, an increase of $644.1 million, or 26.7%, from $2,411.3 million in 1999. The increase was primarily due to an increase in premiums in the Guaranteed and Structured Financial Products Segment, including the sale of two significant single premium annuity contracts, and an increase in the Protection Segment primarily due to premiums on individual long-term care insurance products from the acquisition of a block of business.


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


     Net investment income was $3,842.6 million for 2000, an increase of $274.1 million, or 7.7%, from $3,568.5 million in 1999. Net investment income in the prior year includes $9.0 million in net investment income earned in operations of disposed businesses in 1999. The increase was primarily the result of higher average invested assets, which increased $3,423.2 million, or 7.3%, to $50,318.3 million in 2000, as compared to $46,895.1 million in 1999. The net yield on average invested assets increased to 7.64% in 2000. The increase in yield from the prior year is consistent with the average market rates in 2000 compared to 1999, the average 10-year U.S. Treasury rate in 2000 was 34 basis points higher than in 1999.


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


      Other revenue was $(14.5) million in 2000, a decrease of $14.6 million from $0.1 million reported in 1999. Other revenue in the prior year includes $2.9 million in other losses in the operations of disposed businesses in 1999.

     Benefits to policyholders were $4,962.5 million for 2000, a decrease of $170.5 million, or 3.3%, from $5,133.0 million in 1999. Benefits to policyholders in the prior year includes $243.6 million in the operations of disposed businesses in 1999. The decrease was primarily due to recognizing a $345.5 million pre-tax charge in the prior year for compensation of group participating contractholders for assets transferred in conjunction with the formation of the corporate account, a $208.6 million pre-tax charge in the prior year for our exposure to losses under our Workers' Compensation reinsurance programs, including Unicover Managers, Inc., that was associated with the group business we sold in a prior year, a $140.2 million pre-tax charge in the prior year in connection with the class action settlement involving individual life insurance policies sold from 1979 through 1996, and $61.7 million in reserves established in the prior year for incurred but unreported deaths identified as a result of the policyholder demutualization mailing. Partially offsetting these decreases in benefits to policyholders from the prior year were a $358.0 million increase in the Guaranteed and Structured Financial Products Segment primarily due to increased single premium annuity business, a $200.2 million increase primarily attributable to the acquisition of Aetna Canada which is included in our results for a full year in 2000, and a $72.0 million increase due to our Fixed Annuities business on the sales of single premium immediate annuities. In addition, we experienced an increase of $88.1 million increase in benefits on individual long-term care insurance products, primarily due to the acquisition of the long-term care business of Fortis, Inc. as of March 1, 2000.


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


     Income taxes were $344.4 million in 2000, compared to $97.9 million for 1999. Income taxes in the prior year includes $113.8 million in income tax credits due to the loss from operations of disposed businesses in 1999. Our effective tax rate was 28.8% in 2000, as compared to 37.7% in 1999, taking into account the prior year income tax credit generated from operations of disposed businesses . We had been subject to the surplus tax (add-on tax) imposed on mutual life insurance companies which disallows a portion of mutual life insurance company's policyholder dividends as a deduction from taxable income. As a stock company, we are no longer subject to the surplus tax.


     Minority interest of $10.6 million in 2000 increased from $1.6 million in 1999 primarily due to the sale of a portion of an affiliate to our parent company.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998


     Consolidated income before income taxes, minority interest and cumulative effect of accounting change of $259.9 million for the year ended December 31, 1999 decreased by $357.4 million, or 57.9%, as compared to consolidated income before income taxes, minority interest and cumulative effect of accounting change of $617.3 million for the year ended December 31, 1998. The decrease was primarily attributable to decreases in income before income taxes and cumulative effect of accounting change of $208.8 million in the Guaranteed and Structured Financial Products Segment, $193.6 million in the Corporate and Other Segment, and $45.2 million in the Asset Gathering Segment. These decreases were offset by increases of $50.7 million in the Protection Segment and $39.5 million in the Investment Management Segment. The decrease in the Guaranteed and Structured Financial Products Segment was primarily due to recognizing a $345.5 million pre-tax charge for compensation of group participating contractholders for assets transferred in conjunction with the formation of the corporate account. The decrease in the Corporate and Other Segment was primarily due to a $208.6 million pre-tax charge for our exposure to losses under our Workers' Compensation reinsurance programs, including Unicover Managers, Inc., that was associated with the group business we sold in 1997 partially offset by lower pre-tax charges in connection with the class action settlement of $140.2 million in 1999 compared to $230.8 million in 1998. The decrease in the Asset Gathering Segment was primarily due to lower investment advisory fees earned from our mutual fund operations. The increase in the Protection Segment was primarily due to higher realized investment gains on real estate, higher fee income on variable life insurance products, and favorable claims experience on long-term care insurance products. The increase in the Investment Management Segment was due primarily to higher investment advisory fees resulting from growth in assets under management and higher realized investment gains on sales of mortgage loans.

     Premium revenue was $2,411.3 million for 1999, an increase of $302.3 million, or 14.3%, from $2,109.0 million in 1998. The increase was primarily due to an increase in premiums in the Guaranteed and Structured Financial Products Segment, including the sale of one significant single premium annuity contract during the period, and a $21.6 million increase, or 13.9%, in the Protection Segment for premiums on individual long-term care insurance products.


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


     Net investment income was $3,568.5 million for 1999, an increase of $240.5 million, or 7.2%, from $3,328.0 million in 1998. The increase was primarily the result of higher average invested assets, which increased $3,584.8 million, or 8.0%, to $46,895.1 million in 1999, as compared to $43,310.3 million in

1998. The net yield on average invested assets was 7.62% for 1999 and 1998. Yields were positively impacted in 1999 from lower investment expenses offset by the general decline in market interest rates.

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


     Benefits to policyholders were $5,133.0 million for 1999, an increase of $1,050.4 million, or 25.7%, from $4,082.6 million in 1998. The increase was primarily due to higher sales of single premium annuity contracts, a $345.5 million increase in benefits related to the compensation of group participating contractholders for assets transferred in conjunction with the formation of the corporate account, a $140.7 million increase in benefits on traditional life insurance products due to higher death benefits, including $61.7 million of reserves established for incurred but unreported deaths identified as a result of the policyholder demutualization mailing, a $113.2 million increase in benefits related to the settlement of a class action lawsuit involving individual life insurance policies sold from 1979 through 1996 and a $31.0 million increase in benefits on individual long-term care insurance products, resulting from higher sales.


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


     Income taxes were $97.9 million in 1999, compared to $174.1 million for 1998. Our effective tax rate before the surplus tax was 29.1% in 1999, as compared to 30.7% in 1998. We had been subject to the surplus tax (add-on tax) imposed on mutual life insurance companies which disallows a portion of mutual life insurance company's policyholder dividends as a deduction from taxable income. As a stock company, we are no longer subject to the surplus tax.


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
Segment Data: (1)                                                        (in millions)
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

                                                            For the Year Ended December 31,
                                                           --------------------------------
                                                            2000         1999         1998
                                                           ------       ------       ------
                                                                    (in millions)
Net realized investment gains .......................      $ 89.9       $261.0       $226.4
Add capitalization/less (amortization) of
   deferred policy acquisition costs related to
   net realized investment gains ....................         0.9        (50.5)       (41.2)
Less amounts credited to participating pension
   contractholder accounts ..........................        (6.9)       (35.3)       (79.1)
                                                           ------       ------       ------

                                                            For the Year Ended December 31,
                                                           --------------------------------
                                                            2000         1999         1998
                                                           ------       ------       ------
                                                                    (in millions)
Net realized investment gains, net of related
   amortization of deferred policy acquisition
   costs and amounts credited to participating
   pension contractholders per consolidated
   financial statements .............................        83.9        175.2        106.1
Less realized investment (losses) attributable
   to mortgage securitizations and investments
   backing short-term funding agreements ............         3.2        (27.7)       (42.1)
Net realized investment gains in the closed block ...        11.7           --           --
Less gain on sale of business .......................          --        (33.0)          --
                                                           ------       ------       ------
Realized investment gains, net - pre-tax ............        92.4        169.9        148.2
   adjustment to calculate segment operating
   income
Less income tax effect ..............................       (27.9)       (49.9)       (54.5)
                                                           ------       ------       ------
Realized investment gains (losses), net -
   after-tax adjustment to calculate segment
   operating income .................................      $ 64.5       $120.0       $ 93.7
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


                                                                       For the Year Ended
                                                                           December 31,
                                                              --------------------------------------
                                                                2000           1999           1998
                                                              --------       --------       --------
                                                                          (in millions)
Operating Results:
Revenues
  Premiums .............................................      $1,295.6       $1,291.0       $1,262.5
  Universal life and investment-type product
    charges ............................................         388.3          361.1          333.3
  Net investment income (1) ............................       1,196.4        1,101.9        1,061.2
  Other revenue ........................................          (7.1)           2.9           10.6
                                                              --------       --------       --------
    Total revenues (1) .................................       2,873.2        2,756.9        2,667.6

Benefits and expenses
   Benefits to policyholders ...........................       1,503.5        1,595.0        1,424.4
   Other operating costs and expenses ..................         383.8          381.0          418.3
   Amortization of deferred policy acquisition
    costs, excluding amounts related to net realized
    investment gains ...................................         132.0           69.2          165.4
 Dividends to policyholders ............................         475.6          452.0          422.8
                                                              --------       --------       --------
    Total benefits and expenses ........................       2,494.9        2,497.2        2,430.9

Segment pre-tax operating income (2) ...................         378.3          259.7          236.7

Income taxes ...........................................         126.1           71.0           70.6
                                                              --------       --------       --------

Segment after-tax operating income (2)  ................         252.2          188.7          166.1

After-tax adjustments:(2)
   Realized investment (losses) gains, net .............         (11.5)         108.6           49.0
   Restructuring charges ...............................          (6.7)          (8.6)            --
   Demutualization expenses ............................           1.6          (61.3)          (7.9)
   Other demutualization related costs .................          (6.8)          (4.6)            --
   Surplus tax .........................................          20.8          (12.5)          11.7
                                                              --------       --------       --------
     Total after-tax adjustments .......................          (2.6)          21.6           52.8
                                                              --------       --------       --------
GAAP Reported:
Net income .............................................      $  249.6       $  210.3       $  218.9
                                                              ========       ========       ========
Amortization of goodwill, net of tax ...................           2.2             --             --
                                                              --------       --------       --------
Net income before amortization of goodwill .............      $  251.8       $  210.3       $  218.9
                                                              ========       ========       ========
Other Data:
Segment after-tax operating income (loss)
  Non-traditional life (variable life  and universal
     life) .............................................      $   97.0       $   92.8      $   74.6
  Traditional life .....................................         110.5           68.2          73.0
  Individual long-term care ............................          39.9           25.9          15.7
  Group long-term care .................................           6.7            0.7           2.3
  Other ................................................          (1.9)           1.1           0.5

                                                                       For the Year Ended
                                                                           December 31,
                                                              --------------------------------------
                                                                2000           1999           1998
                                                              --------       --------       --------
                                                                          (in millions)
Statutory premiums (3)
  Variable life ........................................      $  922.0       $  829.8      $  810.8
  Universal life (4) ...................................         173.5          117.9         436.8
  Traditional life .....................................         965.5        1,043.6       1,051.3
  Individual long-term care ............................         277.3          177.3         152.6
  Group long-term care .................................          14.7           18.9          31.0


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

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999


     Segment after-tax operating income was $252.2 million in 2000, an increase of $63.5 million, or 33.6%, from $188.7 million in 1999. Non-traditional life insurance segment after-tax operating income increased $4.2 million, or 4.5%, primarily due to an increase in net investment income resulting from higher yields on higher net average invested assets. Traditional life insurance segment after-tax operating income increased $42.3 million, or 62.0%, primarily resulting from higher net investment income due to higher portfolio rates, lower operating expenses, and not repeating a $29.3 million charge, net of deferred acquisition costs, taken in 1999 for previously unreported claims associated with the demutualization. Individual long-term care insurance segment after-tax operating income increased $14.0 million, or 54.1%, resulting from an increase in net investment income due to the addition of the Fortis business and growth in average net invested assets. Group long-term care insurance segment after-tax operating income increased by $6.0 million.

     Total revenues were $2,873.2 million in 2000, an increase of $116.3 million, or 4.2%, from $2,756.9 million in 1999. Premiums increased $4.6 million, or 0.4%, primarily due to an increase in individual long-term care insurance premiums from both additional premiums assumed relating to the acquisition of Fortis and continued growth in the business. Partially offsetting this increase was a decline in traditional life insurance premiums. Universal life and investment-type product charges consist primarily of cost of insurance fees and separate account fees and were $388.3 million in 2000, an increase of $27.2 million, or 7.5%, from $361.1 million in 1999. The increase was primarily due to growth in average account values. Net investment income increased $94.5 million, or 8.6%, primarily due to increases in average net invested assets and portfolio yields.

     Total benefits and expenses were $2,494.9 million in 2000, an decrease of $2.3 million, or 0.1%, from $2,497.2 million in 1999. Benefits to policyholders decreased $91.5 million, or 5.7%, due to several offsetting items, including a decrease of $193.8 million in benefits to policyholders on traditional life insurance products due to improved mortality, and not repeating the prior year $61.7 million higher benefits to policyholders for previously unreported death claims identified as part of the demutualization. Offsetting this decrease was an increase in benefits to policyholders in the individual long-term care insurance business due to both the acquisition of Fortis and growth in the business. Other increases in benefits to policyholders included a $20.7 million increase on non-traditional life insurance products and an increase in group long-term care insurance. Other operating costs and expenses increased $2.8 million, or 0.7%, to $383.8 million in 2000 from $381.0 million in 1999, primarily due to an increase of $18.7 million in operating expenses associated with the individual long-term care business due to the acquisition of Fortis and growth in the business. Amortization of deferred policy acquisition costs of $132.0 million in 2000 increased $62.8 million, or 90.7%, from $69.2 million in 1999. The increase resulted from lower amortization of deferred acquisition costs in the prior year for Traditional life products due to revised projections of estimated gross profits based on the recording of additional unreported claims to the demutualization. In addition, amortization expense on Non-Traditional life products increased due to revised projections of estimated gross profits based upon changes in estimated future interest margins. Dividends to policyholders increased $23.6 million, or 5.2%, primarily due to aging of the in-force business on traditional life insurance products. The segment's effective tax rate increased to 33.3% in 2000 from 27.3% in 1999, primarily due to the transfer of tax-preferenced assets to the Corporate and Other Segment in the fourth quarter of 1999.


     Amortization of goodwill in 2000 relates to the acquisition of the individual long-term care business from Fortis.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998


     Segment after-tax operating income was $188.7 million in 1999, an increase of $22.6 million, or 13.6%, from $166.1 million in 1998. Non-traditional life insurance segment after-tax operating income increased $18.2 million, or 24.4%, primarily due to an increase in universal life and investment-type product charges due to growth in variable life insurance in-force. Traditional life insurance segment after-tax operating income decreased $4.8 million, or 6.6%, primarily resulting from higher death benefits and a $29.3 million charge net of deferred acquisition costs for the incurred but not reported reserve associated with the demutualization, partially offset by a decrease in interest expense on prior year taxes. Individual long-term care insurance segment after-tax operating income increased $12.5 million, or 93.3%, primarily due to higher net investment income resulting from an increase in invested assets, partially offset by unfavorable persistency. Group long-term care insurance segment after-tax operating income decreased by $3.9 million, or 84.8%.


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


     Total benefits and expenses were $2,497.2 million in 1999, an increase of $66.3 million, or 2.7%, from $2,430.9 million in 1998. Benefits to policyholders increased $170.6 million, or 12.0%, primarily due to a $140.7 million increase in benefits on traditional life insurance products due to higher death benefits, including $61.7 million of benefits from previously unreported deaths identified as a result of the policyholder demutualization mailing, and a $31.0 million increase in benefits on individual long-term care insurance products, due to higher sales. Other operating costs and expenses decreased $37.3 million, or 8.9%, to $381.0 million in 1999 from $418.3 million in 1998, primarily due to a decrease in interest expense on prior year taxes. Amortization of deferred policy acquisition costs of $69.2 million in 1999 decreased $96.2 million, or 58.2%, from $165.4 million in 1998. The decrease was primarily due to lower amortization expense on non-traditional life insurance products resulting from revised projections of estimated gross profits based upon increases in estimated future interest margins and mortality margins. In addition, amortization expense on traditional life insurance products decreased due to lower profits, primarily resulting from $61.7 million of previously unreported death claims identified as a result of the policyholder demutualization mailing. Dividends to policyholders increased $29.2 million, or 6.9%, primarily due to normal growth of dividends on traditional life insurance products. The segment's effective tax rate declined to 27.3% in 1999 from 29.8% in 1998, due to non-deductible losses in 1998.

Retail-Asset Gathering Segment

     The following table presents certain summary financial data relating to the Asset Gathering Segment for the periods indicated.

                                                                 For the Year Ended December 31,
                                                             --------------------------------------
                                                               2000           1999           1998
                                                             --------       --------       --------
                                                                         (in millions)
Operating Results:
Revenues
  Premiums ............................................      $   63.4       $   17.2       $   19.8
  Investment-type product charges .....................         138.3          120.6           99.9
  Net investment income ...............................         445.8          388.6          378.0
  Investment management revenues, commissions, and
   other fees .........................................         547.1          528.8          516.8
  Other revenue .......................................           1.3            2.1            0.8
                                                             --------       --------       --------
    Total revenues ....................................       1,195.9        1,057.3        1,015.3

Benefits and expenses
  Benefits to policyholders ...........................         371.3          299.3          296.3
  Other operating costs and expenses ..................         552.9          529.3          504.9
  Amortization of deferred policy
    acquisition costs, excluding amounts related to
    net realized investment gains .....................          78.8           53.4           46.8
  Dividends to policyholders ..........................           0.1            0.1            0.1
                                                             --------       --------       --------
    Total benefits and expenses .......................       1,003.1          882.1          848.1

Segment pre-tax operating income (1) ..................         192.8          175.2          167.2

Income taxes ..........................................          64.0           60.1           56.1
                                                             --------       --------       --------

Segment after-tax operating income (1) ................         128.8          115.1          111.1

After-tax adjustments (1):
  Realized investment gains (losses), net .............          18.6           (6.9)          12.0
  Restructuring charges ...............................          (1.4)          (7.3)            --
  Demutualization expenses ............................           0.4          (13.0)          (1.8)
  Other demutualization related costs .................          (1.3)          (0.9)            --
  Surplus tax .........................................           0.6           (1.0)           0.3
                                                             --------       --------       --------
     Total after-tax adjustments ......................          16.9          (29.1)          10.5
                                                             --------       --------       --------

                                                                 For the Year Ended December 31,
                                                             ---------------------------------------
                                                               2000           1999           1998
                                                             ---------      ---------      ---------
                                                                         (in millions)
GAAP Reported:
  Income before cumulative effect
     of accounting change ............................           145.7           86.0          121.6
  Cumulative effect of accounting change .............              --           (9.6)            --
                                                             ---------      ---------      ---------
Net income ...........................................       $   145.7      $    76.4      $   121.6
                                                             =========      =========      =========
Amortization of goodwill, net of tax .................             4.5            4.4            4.2
                                                             ---------      ---------      ---------
Net income before amortization of goodwill ...........       $   150.2      $    80.8      $   125.8
                                                             =========      =========      =========

Other Data:
Segment after-tax operating income
    Annuity ..........................................       $    87.5      $    67.0      $    53.2
    Mutual funds .....................................            46.3           46.9           57.0
    Other ............................................            (5.0)           1.2            0.9
Annuity premiums and deposits (2)
    Fixed ............................................       $   854.3      $   621.0      $   360.6
    Variable .........................................         1,145.8          847.7          882.7
Mutual fund assets under management, end of year .....       $31,725.8      $32,696.6      $34,945.2


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

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999


     Segment after-tax operating income was $128.8 million in 2000, an increase of $13.7 million, or 11.9%, from $115.1 million in 1999. Annuity segment after-tax operating income increased $20.5 million, or 30.6%, primarily due to an increase in investment spread and higher invested assets on fixed annuity products, partially offset by a decrease in after-tax operating income in the variable annuity business. Spreads increased 18 basis points to 2.28% for the year ended December 31, 2000. Mutual fund segment after-tax operating income decreased $0.6 million, or 1.3%, primarily due to an increase in operating expenses, partially offset by a 1.0% increase in management advisory fees.

     Total revenues increased $138.6 million, or 13.1%, to $1,195.9 million in 2000 from $1,057.3 million in 1999. Premiums increased $46.2 million, or 268.6%, due to increased sales of immediate fixed annuities with life contingencies. Investment-type product charges increased $17.7 million, or 14.7%, due to growth in average variable annuity liabilities, which increased 3.6% from 1999 and increased fees earned on surrenders. Mortality and expense fees as a percentage of average account balances increased 6 basis points in 2000. Net investment income increased $57.2 million, or 14.7%, primarily due to a higher level of invested assets backing fixed annuity products, and an increase in the average investment yield on invested assets backing fixed annuity products. The average investment yield on invested assets backing fixed annuity products increased 43 basis points from 1999, reflecting higher market interest rates on new fixed income investments.


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

                                                                  For the Year Ended December 31,
                                                               ------------------------------------
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
                                                               ========      ========      ========

Other Data:
Segment after-tax operating income
   Spread-based products
      GIC's and funding agreements .....................       $  133.1      $  131.5      $   83.7
      Single premium annuities .........................           45.0          32.5          33.8
   Fee-based products ..................................           33.5          37.7          28.2
Statutory premiums and deposits (2)
   Spread-based products
     GICs and funding agreements .......................        4,457.3       4,917.4       4,995.0
     Single premium annuities ..........................          741.6         451.8         111.8
   Fee-based products
     Participating contracts and
         conversion annuity contracts ..................          467.0         527.9         566.7
     Separate account GICs .............................           50.3         615.7         459.9
     Other separate account contracts ..................          242.6         272.7         145.6


(1) See "Adjustments to GAAP Reported Net Income" included in this Management's Discussion and Analysis.

(2) Statutory data has been derived from the annual statements, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999


     Segment after-tax operating income was $211.6 million in 2000, an increase of $9.9 million, or 4.9% from $201.7 million in 1999. Spread-based products' segment after-tax operating income increased $14.1 million, or 8.5%, to $178.1 million primarily due to higher investment spread as a result of an increase in average invested assets backing spread-based products. Fee-based products' segment after-tax operating income decreased $4.2 million, or 11.1%, to $33.5 million in 2000 from $37.7 million in 1999 primarily due to lower separate account GIC fees partially offset by increased gains from non-participating annuities.


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


     Total benefits and expenses increased $360.3 million, or 20.8%, to $2,089.3 million in 2000 from $1,729.0 million in 1999. The increase was primarily due to a $358.0 million increase in benefits to policyholders as a result of increased sales of single premium annuity contracts. Benefits to policyholders also includes interest credited on account balances for spread-based products, which was $1,163.8 million in 2000, an increase of $45.5 million, or 4.2%, from $1,118.3 million in 1999. Excluding interest credited in 1999 on short-term funding agreements that were terminated in that year, the interest credited for spread-based products increased $101.6 million, or 9.6%. The increase was primarily due to an increase in average account balances for spread-based products of $810.8 million, excluding short-term funding agreement balances from 1999, to $16,185.2 million in 2000 from $15,374.4 million in 1999 and an increase in the average interest credited rate on account balances for spread-based products, which was 7.18% in 2000 compared to 6.81% in 1999. The increase in the average interest credited rate on account balances for spread-based products was primarily due to the sale of GICs and funding agreements with higher average interest credited rates. Other operating costs and expenses were $70.8 million in 2000, a decrease of $14.8 million, or 17.3%, from $85.6 million in 1999. The decrease was primarily due to lower deficiency interest charges. Dividends of $43.5 million in 2000, increased $17.6 million, or 68.0%, from $25.9 million in 1999, reflecting higher earnings on participating contractholders' accounts. The segment's effective tax rate was 33.9% in 2000, as compared to 31.1% in 1999.


Year Ended December 31, 1999 Compared to Year Ended December 31, 1998


     Segment after-tax operating income was $201.7 million in 1999, an increase of $56.0 million, or 38.4%, from $145.7 million in 1998. Spread-based products segment after-tax operating income increased $46.9 million, or 39.9%, primarily due to higher investment spread as a result of an increase in average invested assets backing spread-based products and the receipt of $14.7 million of interest on a defaulted fixed maturity investment. Fee-based products' segment after-tax operating income increased $9.5 million to $37.7 million in 1999 from $28.2 million in 1998 primarily due to an increase in separate account GIC fees and lower operating expenses.


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

Institutional-Investment Management Segment

     The following table presents certain summary financial data relating to the Investment Management Segment for the periods indicated.

                                                              For the Year Ended December 31,
                                                         ----------------------------------------
                                                            2000           1999            1998
                                                         ---------      ---------       ---------
                                                                      (in millions)
Operating Results:
Revenues
  Net investment income ...........................      $    22.7      $    45.9       $    24.1
  Realized investment gains (losses), net (1) .....            3.2            3.5            (4.4)
  Investment management revenues,
     commissions, and other fees ..................          186.1          140.2           123.8
  Other revenue ...................................             --            0.3             0.4
                                                         ---------      ---------       ---------
     Total revenues ...............................          212.0          189.9           143.9

                                                              For the Year Ended December 31,
                                                         ----------------------------------------
                                                            2000           1999            1998
                                                         ---------      ---------       ---------
                                                                      (in millions)
Benefits and expenses
  Other operating costs and expenses ..............          132.7          127.2           117.8
                                                         ---------      ---------       ---------
  Total benefits and expenses .....................          132.7          127.2           117.8

Segment pre-tax operating income (1) ..............           79.3           62.7            26.1

Income taxes ......................................           32.5           25.4            10.7
                                                         ---------      ---------       ---------

Segment after-tax operating income (1) ............           46.8           37.3            15.4

After-tax adjustments: (1)
   Realized investment gains, net .................            4.4            2.0             0.1
                                                         ---------      ---------       ---------

GAAP Reported:
  Income before cumulative effect of accounting
    change ........................................           51.2           39.3            15.5
   Cumulative effect of accounting change .........             --           (0.1)             --
                                                         ---------      ---------       ---------

Net income ........................................      $    51.2      $    39.2       $    15.5
                                                         =========      =========       =========
Amortization of goodwill, net of tax ..............            0.8            0.7             0.7
                                                         ---------      ---------       ---------
Net Income before amortization of goodwill ........      $    52.0      $    39.9       $    16.2
                                                         =========      =========       =========

Other Data:
Assets under management, end of year (2) ..........      $32,651.6      $40,211.7       $39,637.7
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


     Other operating costs and expenses were $127.2 million in 1999, an increase of $9.4 million, or 8.0%, from $117.8 million in 1998. The increase was primarily due to a $8.5 million increase in interest expense in connection with our collateralized bond obligation. Other operating costs and expenses were 0.22% and 0.24% of average advisory assets under management in 1999 and 1998, respectively. The segment's effective tax rate was 41.0% in 1999 and 1998.


Corporate and Other Segment

     The following table presents certain summary financial data relating to the Corporate and Other Segment for the periods indicated.


                                                         For the Year Ended December 31,
                                                        --------------------------------
                                                           2000       1999       1998
                                                         -------    -------    -------
                                                                  (in millions)
Operating Results:
Segment after-tax operating income (loss): (1)
  International insurance operations .................   $  27.1    $  26.0    $  25.3
  Corporate operations ...............................      69.3       31.2        8.7
  Non-core businesses ................................       7.6       10.6       22.3
                                                         -------    -------    -------
    Total ............................................     104.0       67.8       56.3

After-tax adjustments (1):
  Realized investment gains (losses), net ............      93.5      (42.1)      15.4
  Class action lawsuit ...............................        --      (91.1)    (150.0)
  Restructuring charges ..............................      (1.3)      (0.5)        --
  Demutualization expenses ...........................       0.1       (3.2)      (0.5)
  Other demutualization related costs ................      (0.2)      (0.2)        --
  Workers' compensation reinsurance reserve ..........        --     (133.7)        --
  Surplus tax ........................................      18.1       (2.2)       1.5
                                                         -------    -------    -------
     Total after-tax adjustments .....................     110.2     (273.0)    (133.6)
                                                         -------    -------    -------
GAAP Reported:
Net income (loss) ....................................   $ 214.2    $(205.2)   $ (77.3)
                                                         =======    =======    =======
Amortization of goodwill, net of tax .................       8.6        1.2        0.9
                                                         -------    -------    -------
Net income (loss) before amortization
of goodwill ..........................................   $ 222.8    $(204.0)   $ (76.4)
                                                         =======    =======    =======

(1) See "Adjustments to GAAP Reported Net Income" included in this Management's Discussion and Analysis.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999


     Segment after-tax operating income from international insurance operations was $27.1 million for 2000, an increase of $1.1 million from $26.0 million for 1999. On October 1, 1999, The Maritime Life Assurance Company (Maritime), our Canadian subsidiary, purchased Aetna Holdings Canada Limited (Aetna). Accordingly, Aetna's results of operations are included with Maritime's from the date of the acquisition. The increase in segment after-tax operating income primarily resulted from the inclusion of Aetna's operations for a full year in 2000 compared to one quarter in 1999.

     Segment after-tax operating income from corporate operations was $69.3 million in 2000, an increase of $38.1 million from $31.2 million in 1999. During the fourth quarter of 1999, a corporate account was formed and all corporate type assets, including certain tax advantaged assets, were moved from the other segments to the Corporate and Other Segment. Tax credits, associated with the tax advantaged assets, were $15.9 million in 2000 and $0.5 million in 1999. In addition, as part of this move, the group pension participating contractholders were reimbursed at fair market value for these contracts. Because of this transaction, in 2000 there was no longer a need to credit participating policyholders with a share of the change in these assets which amounted to a charge to this segment of $13.7 million for the first nine months of 1999.


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

Overall Composition of the General Account


     Invested assets, excluding separate accounts, totaled $52.0 billion and $48.6 billion as of December 31, 2000 and December 31, 1999, respectively. The most significant difference between the portfolio composition as of December 31, 2000 compared to December 31, 1999 is the growth of cash and cash equivalents. This is primarily the result of the sale of non-participating pension contracts in December 2000, which had yet to be placed in permanent investments as of the end of the year.


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
                                   =========      =========       =========      =========


(1) In addition to bonds, the fixed maturity security portfolio contains redeemable preferred stock with a carrying value of $732.0 million and $630.6 million as of December 31, 2000 and December 31, 1999, respectively. Carrying value is composed of investments categorized as 'held-to-maturity,' which are carried at amortized cost, and investments categorized as 'available-for-sale,' which are carried at fair value. The total fair value of our fixed maturity security portfolio was $32,355.1 and $30,397.9 million, at December 31, 2000 and December 31, 1999, respectively.

(2) The fair value for our mortgage loan portfolio was $11,337.4 and $10,681.8 million as of December 31, 2000 and December 31, 1999, respectively.

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

     Fixed Maturity Securities. Our fixed maturity securities portfolio is predominantly comprised of low risk, investment grade, publicly and privately traded corporate bonds and senior tranches of asset-backed securities (ABS) and mortgage- backed securities (MBS). Our fixed maturity securities portfolio also includes redeemable preferred stock. As of December 31, 2000, fixed maturity securities represented 62.6% of general account investment assets with a carrying value of $32.5 billion, roughly comprised of 50% public securities and 50% private securities. Each year we direct the majority of our net cash inflows into investment grade fixed maturity securities. We typically invest between 5% and 15% of funds allocated to fixed maturity securities in below-investment-grade bonds while maintaining our policy to limit the overall level of these bonds to no more than 10% of invested assets. Allocations are based on our assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. While the general account has profited from the below-investment-grade asset class in the past, care is taken to manage its growth strategically by limiting its size relative to our total invested assets.

     The following table shows the composition by issuer of our fixed maturity securities portfolio.

                     Fixed Maturity Securities -- By Issuer


                                                                        As of December 31,
                                                                        ------------------
                                                               2000                           1999
                                                     -------------------------------------------------------
                                                     Carrying         % of          Carrying          % of
                                                       Value          Total           Value           Total
                                                     -------------------------------------------------------
                                                           (in millions)                  (in millions)
Corporate securities ..........................      $25,159.3           77.4%      $23,498.9           76.4%
MBS/ABS .......................................        5,480.6           16.8         5,265.6           17.1
U.S. Treasury securities and obligations of
   U.S. government agencies ...................          205.8            0.6           297.2            1.0
Debt securities issued by foreign
   Governments ................................        1,548.7            4.8         1,554.1            5.1
Obligations of states and political
   Subdivisions ...............................          140.6            0.4           133.6            0.4
                                                     ---------      ---------       ---------      ---------

     Total ....................................      $32,535.0          100.0%      $30,749.4          100.0%
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


     The following table sets forth the SVO ratings for our bond portfolio along with an equivalent S&P rating agency designation. The majority of our bonds are investment grade, with 86.3% invested in Category 1 and 2 securities as of December 31, 2000. As a percent of total invested assets, our below investment grade bonds, at 8.3% as of December 31, 2000, are higher than the American Council of Life Insurers (ACLI) industry average of 5.9%, last published as of December 31, 1999. This allocation reflects our strategy of avoiding the unpredictability of interest rate risk in favor of relying on our bond analysts' ability to better predict credit or default risk. Our bond analysts operate in an industry-based, team-oriented structure that permits the evaluation of a wide range of below investment grade offerings in a variety of industries, resulting in a well-diversified high yield portfolio. A majority (64.3%) of our below investment grade bonds are in category 3, the highest quality below investment grade. Category 6 bonds represent securities that were originally acquired as long-term investments, but subsequently became distressed. The fair value of our category 6 bonds was $216.7 million and $167.4 million as of December 31, 2000 and 1999, respectively. For the years ended December 31, 2000, 1999 and 1998, $49.4 million, $25.5 million and $31.2 million of interest on Category 6 bonds has been recognized in income but was delinquent.


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


                                                             For the Year Ended
                                                                December 31,
                                           -------------------------------------------------------
                                                  2000                            1999
                                           Yield         Amount             Yield        Amount
                                           -------------------------------------------------------
                                                     (in millions)                   (in millions)
General account assets-excluding
policy loans
  Gross income                             8.26%       $ 3,991.5            8.43%      $ 3,794.8
  Ending assets-excluding policy
    Loans                                               50,040.8                        46,620.9
Policy loans
  Gross income                             6.07%           118.6            5.75%          109.8
Ending assets                                            1,969.2                         1,938.8
   Total gross income                      8.18%         4,110.1            8.32%        3,904.6
    Less: investment expenses                             (267.5)                         (336.1)
                                                       ---------                       ---------
      Net investment income                7.65%       $ 3,842.6            7.58%      $ 3,568.5
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


     The liquidity of our insurance operations is also related to the overall quality of our investments. As of December 31, 2000, $27,460.3 million, or 86.3% of the fixed maturity securities held by us and rated by Standard & Poor's Ratings Services, a division of the McGraw-Hill Companies, Inc. (S&P) or the National Association of Insurance Commissioners were rated investment grade (BBB or higher by S&P or 1 or 2 by the National Association of Insurance Commissioners). The remaining $4,342.7 million of fixed maturity investments were rated non-investment grade. For additional discussion of our investment portfolio see the General Account Investments section above in this Management's Discussion and Analysis of Financial Condition and Results of Segment Operations.


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


     Net cash provided by operating activities was $1,564.7 million, $1,621.9 million, and $1,290.8 million for the years ended December 31, 2000, 1999 and 1998, respectively. The decrease in 2000 compared to 1999 resulted primarily from cash transferred to the closed block of $158.6 million, income attributed to the closed block of $124.1 million, and an increase in purchases of trading securities of $147.5 million, partially offset by an increase in net income of $689.4 million. The increase in 1999 as compared to 1998 resulted primarily from a decrease in benefits paid to policyholders, partially offset by an decrease in net income.


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

     A primary liquidity concern with respect to life insurance and annuity products is the risk of early policyholder and contractholder withdrawal. The following table summarizes our annuity policy reserves and deposit fund liabilities for the contractholder's ability to withdraw funds for the indicated periods:


                                                                                   As of December 31,
                                                             ----------------------------------------------------------
                                                                         2000                          1999
                                                             ---------------------------   ----------------------------
                                                                 Amount             %          Amount              %
                                                             -------------       -------   -------------         ------
                                                             (in millions)                 (in millions)
Not subject to discretionary withdrawal provisions ......      $21,698.0           72.6%      $19,335.2           70.4%
Subject to discretionary withdrawal adjustment:
   With market value adjustment .........................          824.2            2.8         1,126.3            4.1
   At contract value ....................................        1,877.6            6.3         1,540.6            5.6
Subject to discretionary withdrawal at contract value
   less surrender charge ................................        5,455.8           18.3         5,461.1           19.9
                                                             ----------------------------------------------------------
Total annuity reserves and deposit funds liability ......      $29,855.6          100.0%      $27,463.2          100.0%
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    JOHN HANCOCK LIFE INSURANCE COMPANY


                                    By: /s/ THOMAS E. MOLONEY
                                        -----------------------------------
                                        Thomas E. Moloney
                                        Chief Financial Officer
Date: June 26, 2001