Form 10-Q/A
period 2001-03-31
HANCOCK JOHN LIFE INSURANCE CO
filed 2001-06-27
CIK 917406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

                                      1,000

Items 1, 2 and 3 of this Form 10-Q/A are being amended to revise certain information included in Management's Discussion and Analysis of Financial Condition and Results of Operations and in the footnotes to the financial statements to properly exclude amounts relating to an affiliate that we sold to our parent during 2000, and to correct certain clerical and mathematical errors.

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
                                                                         ----------------------------------
                                                                                   (in millions)
Assets

Investments
Fixed maturities:
   Held-to-maturity--at amortized cost
    (fair value: 2001--$1,940.7; 2000--$11,651.2)....................        $ 1,965.5        $11,888.6
   Available-for-sale--at fair value
    (cost: 2001--$27,649.8; 2000--$15,790.3).........................         28,250.9         16,023.5
Equity securities:
   Available-for-sale--at fair value
   (cost: 2001--$867.9; 2000--$830.6)................................          1,039.2          1,094.9
   Trading securities--at fair value
   (cost: 2001--$288.6; 2000--$193.4)................................            267.9            231.6
Mortgage loans on real estate........................................          9,003.5          8,968.9
Real estate..........................................................            528.6            519.0
Policy loans.........................................................            437.3            428.6
Short-term investments...............................................            220.5            151.9
Other invested assets................................................          1,296.8          1,353.0
                                                                         ----------------------------------

   Total Investments.................................................         43,010.2         40,660.0

Cash and cash equivalents............................................          1,681.6          2,841.2
Accrued investment income............................................            669.4            585.9
Premiums and accounts receivable.....................................            266.1            210.8
Deferred policy acquisition costs....................................          2,385.8          2,388.5
Reinsurance recoverable .............................................          3,212.4          2,829.0
Other assets.........................................................          2,168.6          2,100.6
Closed block assets - Note 6.........................................          9,984.9          9,710.0
Separate accounts assets.............................................         23,411.6         26,454.8
                                                                         ----------------------------------

   Total Assets......................................................        $86,790.6        $87,780.8
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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                                                Three Months Ended
                                                                                     March 31,
                                                                              2001              2000
                                                                         ----------------------------------
                                                                                   (in millions)
Revenues
  Premiums...........................................................           $404.1           $457.7
  Universal life and investment-type product charges.................            178.0            204.5
  Net investment income .............................................            778.7            845.0
  Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs and amounts credited to participating pension contractholders ($4.3 and
     $(1.7), respectively) ..........................................            (26.4)            18.4
  Investment management revenues, commissions and
    other fees.......................................................            151.2            229.2
  Other revenue......................................................            (11.6)            (0.5)
  Contribution from the closed block - Note 5........................             20.3             28.7
                                                                         ----------------------------------

     Total revenues..................................................          1,494.3          1,783.0

Benefits and Expenses
  Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to
    participating pension contractholders ($2.3 and $(2.1),
    respectively) ...................................................            825.0            952.0
  Other operating costs and expenses.................................            333.2            421.3
  Amortization of deferred policy acquisition costs, excluding amounts related to net realized investment and other gains
    (losses) ($2.0 and $0.4), respectively) .........................             78.2             43.8
  Dividends to policyholders.........................................             27.4             65.9
                                                                         ----------------------------------

     Total benefits and expenses.....................................          1,263.8          1,483.0
                                                                         ----------------------------------

Income before income taxes, minority interest and
  cumulative effect of accounting changes............................            230.5            300.0
Income taxes.........................................................             69.8            101.1
                                                                         ----------------------------------

Income before minority interest and cumulative effect of
  accounting changes.................................................            160.7            198.9

Minority interest....................................................             (9.7)            (1.4)

Income before cumulative effect of accounting changes ...............            151.0            197.5

Cumulative effect of accounting changes, net of tax
  Derivative instruments and hedging activities......................            (16.1)             0.0
  Pension and post employment benefits ..............................             23.3              0.0
                                                                         ----------------------------------

Net income...........................................................           $158.2           $197.5
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


On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. The adoption of SFAS No. 133, as amended, resulted in a charge to operations accounted for as a cumulative effect of accounting change of $16.1 million (net of tax of $8.3 million) as of January 1, 2001. In addition, as of January 1, 2001, a $227.6 million (net of tax of $122.6 million) cumulative effect of accounting change was recorded in other comprehensive income for the transition adjustment in the adoption of SFAS 133, as amended, and the reclassification of certain securities from the held-to-maturity category to available-for-sale. The transition adjustment for the adoption of Statement 133 resulted in an increase in other comprehensive income of $40.5 million (net of tax of $21.8 million) that was accounted for as the cumulative effect of an accounting change. The adjustment for the reclassification of $12.1 billion of the held-to-maturity fixed maturity investment portfolio to the available-for-sale category resulted in an increase in other comprehensive income of $187.1 million (net of tax of $100.8 million) as of January 1, 2001.


New Accounting Pronouncements


In December 2000, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 00-3, "Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and Certain Long-Duration Participating Contracts." The SOP, which was adopted with respect to accounting for demutualization expenses by the Company on December 15, 2000, requires that demutualization related expenses be classified as a single line item within income from continuing operations and should not be classified as an extraordinary item. The adoption of SOP 00-3 resulted in the reclassification of demutualization expenses previously recorded as an extraordinary item in the three months ended March 31, 2000 of $4.2 million (net of tax of $2.3 million). The remaining provisions of this SOP, which will require the (1) inclusion of all closed block activity together with all other assets, liabilities, revenues and expenses and (2) recognition of a policyholder dividend obligation that represents cumulative actual closed block earnings in excess of expected periodic amounts calculated at the date of the demutualization, are effective no later than December 31, 2001. See Note 6 for a summary description of the closed block assets, liabilities, revenues and expenses, which do not include the policyholder dividend obligation that will be required in 2001. The Company currently is evaluating the effect that establishing the policyholder dividend obligation will have on its results of operations and financial position. That impact is not known at this time.

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


                                                             Retail                   Institutional
                                                Retail        Asset     Institutional  Investment     Corporate
                                              Protection    Gathering      G&SFP       Management     and Other   Consolidated
                                              ----------    ---------      -----       ----------     ---------   ------------
As of or for the three-months ended
March 31, 2001
Revenues:
      Segment revenues....................      $   337.4    $   288.9     $   494.9    $   35.6     $   363.9     $ 1,520.7
      Realized investment and other gains
        (losses), net.....................          (11.8)         6.9         (14.4)        2.5          (9.6)        (26.4)
                                              ----------------------------------------------------------------------------------
      Revenues............................      $   325.6    $   295.8     $   480.5    $   38.1     $   354.3     $ 1,494.3
                                              ==================================================================================
      Net investment income...............      $   144.3    $   119.8     $   466.8    $    5.5     $    42.3     $   778.7
Net Income:
      Segment after-tax operating income..           68.1         31.5          58.4         5.4          17.4         180.8
      Realized investment gains (losses),
        net...............................           (5.5)         4.6          (8.2)       (0.1)         (5.6)        (14.8)
      Restructuring charges...............           (1.2)       (13.2)         (0.1)       (0.4)         (0.1)        (15.0)
      Extraordinary item..................
      Cumulative effect of accounting
        changes:
        Derivative instruments and hedging
         activities ......................           (6.2)        (2.5)         (3.5)        -            (3.9)        (16.1)
        Pension and post employment
         benefits ........................           17.9          2.0           2.3        (0.2)          1.3          23.3
                                              ----------------------------------------------------------------------------------

      Net income..........................      $    73.1    $    22.4     $    48.9    $    4.7     $     9.1     $   158.2
                                              ==================================================================================
Supplemental Information:
      Inter-segment revenues..............            -            -             -      $    8.1     $    (8.1)          -
      Equity in net income of investees
       accounted for by the equity method.      $     2.3    $     1.1     $     3.4         -            12.6     $    19.4
      Amortization of deferred policy
       acquisition costs, excluding amounts
       related to realized investment gains          27.3         23.4           0.6         -            26.9          78.2
                                              ----------------------------------------------------------------------------------

      Segment assets......................      $26,959.8    $13,634.4     $31,608.5    $2,700.9     $11,886.8     $86,790.6

                       JOHN HANCOCK LIFE INSURANCE COMPANY

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 3 -- Segment Information - (Continued)


                                                            Retail                   Institutional
                                               Retail        Asset     Institutional   Investment     Corporate
                                             Protection    Gathering      G&SFP        Management     and Other   Consolidated
                                             ----------    ---------      -----        ----------     ---------   ------------
As of or for the three-months ended
March 31, 2000
Revenues:
      Segment revenues....................    $   443.4    $   297.4    $   478.6      $   79.2        $   464.8     1,763.4
      Realized investment and other gains
        (losses), net ....................          7.8          1.9         (7.4)          -               17.3        19.6
                                             -----------------------------------------------------------------------------------
      Revenues............................    $   451.2    $   299.3    $   471.2      $   79.2        $   482.1   $ 1,783.0
                                             ===================================================================================
      Net investment income...............    $   172.5    $   102.6    $   424.3      $    5.6        $   140.0   $   845.0
Net Income:
      Segment after-tax operating income..         69.5         36.3         54.2          21.4             20.4       201.8
      Realized investment gains (losses),
        net...............................          4.9          1.2         (4.7)          -                9.9        11.3
      Restructuring charges...............         (3.0)        (0.9)        (2.1)          -               (0.9)       (6.9)
      Group pension dividend transfer.....          -            -            5.7           -                -           5.7
      Other demutualization related costs.         (6.7)        (1.4)        (1.6)          -               (0.5)      (10.2)
      Extraordinary item .................         (2.6)        (0.6)        (0.6)          -               (0.4)       (4.2)
                                             -----------------------------------------------------------------------------------
      Net income..........................    $    62.1    $    34.6    $    50.9      $   21.4        $    28.5   $   197.5
                                             ===================================================================================
Supplemental Information:
      Inter-segment revenues..............          -            -            -        $   11.1        $   (11.1)        -
      Equity in net income of investees
       accounted for by the equity method.    $     0.9    $    (0.2)   $     0.5           5.5             30.6   $    37.3
      Amortization of deferred policy
       acquisition costs, excluding
       amounts related to realized
       investment gains...................         13.2         15.1          0.7           -               14.8        43.8
      Segment assets......................    $26,438.4    $14,337.6    $30,071.3      $2,253.9        $11,967.5   $85,068.6


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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

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


      The costs relating to the demutualization, excluding costs relating to the offering, were approximately $119.6 million, net of income taxes, of which $14.4 million was recognized in the three-months ending March 31, 2000. No demutualization costs were incurred in 2001. Demutualization expenses include printing and mailing costs and our aggregate cost of engaging independent accounting, actuarial, financial, investment banking, legal and other consultants to advise us. In addition, our costs include the costs of the staff and advisors of the Massachusetts Division of Insurance and the New York Insurance Department as to the demutualization process and related matters.

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
                                            ==================================


(1) Revenues and benefits and expenses above differ from the unaudited statements of net income due to closed block expenses for the three months ended March 31, 2001 and the period February 1, 2000 through March 31, 2000 of $385.5 million and $254.9 million, respectively. These expenses are included in revenues through the contribution from the closed block on the unaudited consolidated statement of income for the three-months ended March 31, 2001 and the period February 1, 2000 through March 31, 2000.


Three-Months Ended March 31, 2001 Compared to Three-Months Ended March 31, 2000


      Consolidated income before income taxes, minority interest and cumulative effect of accounting changes, of $230.5 million for the three-months ended March 31, 2001 decreased by $69.5 million, or 23.2%, reported in the comparable prior year period. The decrease is primarily attributable to a decrease of $27.9 million in income before income taxes, minority interest and cumulative effect of accounting change in the Investment Management Segment due to one-time fees in the timber investment management unit and a performance fee earned by the mezzanine fund manager in the first quarter of 2000, and a decrease of $19.1 million in the Asset Gathering Segment due to additions to reserves of $13.1 million from increased sales of single premium immediate annuities, increased amortization of deferred policy acquisition costs in 2001 due to the implementation of new modeling systems and lower product fees in the variable annuity business due to depreciation of the equity markets during the period. In addition, income before income taxes, minority interest and cumulative effect of accounting change in the Corporate and other Segment decreased $21.1 million. The Company's indirect majority-owned Canadian life insurance subsidiary's (Maritime's) increase in income before income taxes, minority interest and cumulative effect of accounting change of $17.7 million, primarily due to favorable experience in Maritime's individual life insurance business and group insurance business, was offset by a decrease in investment income in the Corporate and Other Segment due to nonrecurring interest income and $19.6 million of lower realized gains from venture capital partnerships. Income before income taxes, minority interest and cumulative effect of accounting changes in the Guaranteed and Structured Financial Products Segment (G&SFP) decreased $4.3 million, primarily due to an increase in realized losses of $7.1 million, or 95.9%. These decreases in consolidated income before income taxes, minority interest and cumulative effect of accounting change were partially offset by an increase of $2.9 million in the Protection Segment driven by improved performance in the nontraditional life insurance business and retail long term case insurance business. The Company generated $23.7 million net realized investment and

                       JOHN HANCOCK LIFE INSURANCE COMPANY


other losses, while generating $21.5 million in net realized investment and other gains for the three-months ended March 31, 2000. Net realized investment and other losses generated in 2001 were primarily the result of deteriorating market conditions during the period, while the net realized investment and other gains generated in 2000 were the result of the initiative to divest the Company of real estate investments.

      Revenues of $1,879.6 million for the three-months ended March 31, 2001 decreased $158.3 million, or 7.8%, compared to the three-months ended March 31, 2000. Revenue increased $7.5 million, or 1.1%, in the Protection Segment, primarily due to an increase in premiums in the retail long term case insurance business. The revenues in the G&SFP segment increased $9.4 million due to growth in net investment income. This increase in revenues was offset by a decrease in the Corporate and Other Segment, which decreased $127.9 million, or 26.5%. Net investment income in the Corporate and Other Segment decreased $97.7 million driven by the mark to market adjustments on equity securities backing universal life products offered by Maritime Life, and the nonrecurring $13.4 million of investment income on IPO proceeds. Maritime's mark to market adjustments are partially offset by change to policyholder benefits and deferred acquisition costs. In addition, realized gains from venture capital partnerships decreased by $19.6 million. The Investment Management Segment decreased $43.7 million, or 55.1%, primarily due to nonrecurring advisory fee income. The first quarter of 2000 included the receipt of a $35.5 million of one-time fees in the timber investment management unit and $4.8 million in the mezzanine fund. Asset Gathering Segment revenues decreased $3.4 million, or 1.1%, primarily due to a decrease in management advisory fees from the mutual funds business of $30.3 million driven by depreciation in the equity markets during the period. These decreases were partially offset by an increase in net investment income of $17.2 million driven by growth in the fixed annuity business and $13.5 million in increased premiums primarily due to growth in the single premium immediate annuity business.

      Benefits and expenses of $1,649.1 million for the three-months ended March 31, 2001 decreased $88.8 million, or 5.1%, compared to the three-months ended March 31, 2000. The decrease in benefits and expenses was driven by the Corporate and Other's decrease in benefits and expenses of $106.9 million. Corporate and Other's decrease in benefits to policyholders resulted primarily from reduced policyholder benefits due to the negative mark to market adjustments on equity securities supporting Maritime's universal life policies and favorable experience on the individual life insurance and group insurance lines of business. The $15.7 million decrease in Investment Management's benefits and expenses was driven by lower operating expenses due to the restructuring in the prior year of a portfolio in the timber investment management business. Benefits and expenses in the Protection Segment increased $4.7 million, or 0.8%, primarily due to increases in benefits to policyholders driven by the growth in the retail long term care insurance business and amortization of deferred policy acquisition costs due to the implementation of new modeling systems. The Asset Gathering Segment's increase in benefits and expenses of $15.7 million or 6.3%, is primarily due to increased benefits to policyholders and amortization of deferred acquisition expenses due to the implementation of new modeling systems, partially offset by lower commission expense in the mutual fund business driven by lower front end load charge mutual fund sales, lower redemptions of deferred sales charge mutual fund shares and lower operating expenses. Benefits and expenses increased $13.7 million in the G&SFP segment on increased interest credited on higher account balances.


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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      A discussion of the adjustments to GAAP reported income, many of which affect each operating segment, follows the table below. A reconciliation of segment after-tax operating income, as adjusted, to GAAP reported net income precedes each segment discussion.

                                                                      Three-months ended
                                                                           March 31,
                                                                ------------------------------
                                                                    2001              2000
                                                                ------------      ------------
                                                                       (in millions)
Segment Data: (1)
Segment after-tax operating income:
  Protection Segment.................................                 $ 68.1            $ 69.5
  Asset Gathering Segment............................                   31.5              36.3
                                                                ------------      ------------
     Total Retail....................................                   99.6             105.8

  Guaranteed and Structured Financial Products
     Segment.........................................                   58.4              54.2
  Investment Management Segment......................                    5.4              21.4
                                                                ------------      ------------
     Total Institutional.............................                   63.8              75.6
  Corporate and Other Segment........................                   17.4              20.4
                                                                ------------      ------------
  Total segment after-tax operating income...........                  180.8             201.8

After-tax adjustments: (1)
  Realized investment and other gains, net...........                  (14.8)             11.3
  Restructuring charges..............................                  (15.0)             (6.9)
  Group pension dividend transfer....................                      -              5.7
  Other demutualization related costs................                      -             (10.2)
  Demutualization expenses...........................                      -              (4.2)
                                                                ------------      ------------
  Total after-tax adjustments........................                  (29.8)             (4.3)
                                                                ------------      ------------

GAAP Reported:
  Income before cumulative effect of accounting
     changes.........................................                  151.0             197.5
  Cumulative effect of accounting changes............                    7.2                 -
                                                                ------------      ------------
  Net income.........................................                 $158.2            $197.5
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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY


      Revenues were $722.7 million for the three months ended March 31, 2001, an increase of $24.4 million, or 3.5%, from $698.3 million for the three months ended March 31, 2000. Premiums increased $7.2 million, or 2.4%, primarily due to retail long term care insurance premiums, which increased $19.2 million, or 28.9%, driven by continued growth overall in the business and the business related to the Fortis acquisition completed March 1, 2000. Partially offsetting this increase was a decline in traditional life insurance premiums of $4.9 million, or 1.9%, driven by a decrease in direct term life insurance premiums due to Regulation XXX price increases and the continued trend away from whole life insurance products. Universal life and investment-type product charges consist primarily of cost of insurance fees and separate account fees and were $102.0 million for the three months ended March 31, 2001, a decrease of $9.3 million, or 8.4%, from $111.3 million for the three months ended March 31, 2000. This decrease was due primarily to the variable life insurance products, which decreased by $11.7 million, or 12.3%, from the comparable prior year period, driven by market depreciation on assets under management. Segment net investment income increased $32.0 million, or 11.4%, primarily due to increased asset balances and improved portfolio yields.

      Benefits and expenses were $616.7 million for the three months ended March 31, 2001, an increase of $21.5 million, or 3.6%, from $595.2 million for the three months ended March 31, 2000. Benefits to policyholders increased $8.0 million, or 2.2%, due to growth in the retail long term care business driven by the Fortis acquisition. Retail long term care benefits and expenses increased primarily due to additions to reserves for premium growth and higher claim volume on expansion of the business and lower lapse rates during the period. Other operating costs and expenses decreased $10.0 million, or 11.4%, primarily due to a decrease of $4.5 million in operating expenses on non-traditional life insurance products mainly attributable to a increase in the deferral of deferred policy acquisition costs. Dividends to policyholders decreased $6.0 million, or 4.9%, primarily due to decreased dividends on traditional life insurance products. Amortization of deferred policy acquisition costs increased $29.8 million, or 137.3%, due to increased amortization resulting from revised estimates related to the implementation of new deferred policy acquisition cost modeling systems in both the traditional and non-traditional products. The Segment's effective tax rate on operating income was 35.8% and 32.7% for the three months ended March 31, 2001 and 2000, respectively.


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

                       JOHN HANCOCK LIFE INSURANCE COMPANY


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

      Revenues were $288.9 million for the three months ended March 31, 2001, an decrease of $8.5 million, or 2.9%, from $297.4 million reported for the comparable prior year period. The decreased revenue was due to lower management advisory fees and commission income primarily from the mutual funds business, which decreased $30.3 million, or 23.9%, from the comparable prior year period due to a decrease in weighted assets under management between the two periods. Net investment income was $119.8 million for the three months ended March 31, 2001, an increase of $17.2 million, or 16.8%, from $102.6 million reported in the comparable prior year period. Net investment income increased primarily due to increases in invested assets backing fixed annuity products, reflecting higher market interest rates on new fixed income investments. Investment-type product fees were $32.8 million for the three months ended March 31, 2001, a decrease of $2.8 million, or 7.9%, from $35.6 million reported for the comparable prior year period. The decrease in investment-type product fees is primarily due to a decline in the average variable annuity reserves, driven by depreciation of the equity markets, which decreased 12.8% to $6,780.6 million for the three months ended March 31, 2001 from $7,780.0 million reported in the comparable prior year period. For retail annuities, the mortality and expense fees as a percentage of average account balances were 1.29% and 1.39% for the three months ended March 31, 2001 and 2000, respectively.


      Investment management revenues, commissions, and other fees were $115.3 million for the three months ended March 31, 2001, a decrease of $35.7 million, or 23.6%, from $151.0 million for the comparable prior year period. Average mutual fund assets under management were $30,560.3 million for the three months ended March 31, 2001, a decrease of $2,313.0 million or 7.0%, from $32,873.3 million reported in the comparable prior year period, due to market depreciation. The mutual fund business experienced net deposits for the three months ended March 31, 2001 of $260.6 million compared to net redemptions of $304.0 million in the comparable prior year period, an improvement of $564.6 million, or 186%, primarily due to a decrease in redemptions of $732.6 million, or 37.8%, despite difficult market conditions. Deposits and reinvestments for the first quarter of 2001 include the funding of a $247 million institutional advisory account. Investment advisory fees were $46.1 million for the three months ended March 31, 2001, a decrease of $1.7 million, or 3.5%, from $47.8 million reported in the comparable prior year period and were 0.60% and 0.58% of average mutual fund assets under management for the three months ended March 31, 2001 and 2000, respectively. Underwriting and distribution fees decreased $33.2 million, or 36.0%, to $59.0 million for the three months ended March 31, 2001, primarily due to a decrease in front end load charge mutual fund sales, lower deferred sales charges due to decreased redemptions and accordingly, commission revenue. Shareholder service and other fees were $10.2 million for the three months ended March 31, 2001 compared to $12.5 million reported in the comparable prior year period.


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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

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


      Revenues increased $16.3 million, or 3.4%, to $494.9 million for the three months ended March 31, 2001 from $478.6 million reported in the comparable prior year period. Investment-type product charges were $15.0 million for the three months ended March 31, 2001, a decrease of $2.0 million, or 11.8%, primarily due to lower expense recoveries from participating contracts. Investment-type product charges were 0.52% and 0.55% of average fee-based policy reserves for the three months ended March 31, 2001 and 2000, respectively. Net investment income increased $42.5 million, or 10.0%, for the three months ended March 31, 2001 compared to the prior year period, primarily as a result of a higher level of average invested assets backing spread-based products. Average invested assets backing spread-based products increased $2,758.0 million, or 16.1% to $19,869.5 million for the three months ended March 31, 2001 from $17,111.5 million reported in the comparable prior year period. The average investment yield on these invested assets decreased to 8.49% for the three months ended March 31, 2001 compared to 8.58% reported in the prior year period, reflecting the lower interest rate environment in the current period. Also offsetting the increase in net investment income was a decrease in premiums after reinsurance transactions with entities in the parent company, JHFS.

      Benefits and expenses increased $11.3 million, or 2.8%, to $407.2 million for the three months ended March 31, 2001 from $395.9 million reported in the comparable prior year period. The increase in benefits and expenses is primarily due to the increase in benefits to policyholders, driven by interest credited. The increase in interest credited was due to an increase in average account balances for spread-based products of $2,501.5 million to $18,776.7 million for the three months ended March 31, 2001 from $16,275.2 million reported in the comparable prior year period combined with an increase in the average interest credited rate on account balances for spread-based products, which was 7.08% for the three months ended March 31, 2001 compared to 7.00% reported in the prior year period. The increase in the average interest credited rate on account balances for spread-based products was due to the increase average interest crediting rate on GICs and funding agreements. Other operating costs and expenses were $11.3 million for the three months ended March 31, 2001, a decrease of $3.9 million, or 25.7%, from $15.2 million reported in the comparable prior year period. The decrease was primarily due to lower compensation expenses and lower systems expenses related to projects completed during 2000. Dividends of $8.8 million for the three months ended March 31, 2001, increased $1.3 million, or 17.3%, from $7.5 million reported in the comparable prior year period, reflecting a higher level of distributable surplus to participating contract holder accounts. The Segment's effective tax rate on operating income was 33.4% and 34.4% for the three months ended March 31, 2001 and 2000, respectively. This decrease in the effective tax rate is primarily due to increases in certain tax credits and deductions in the current period.

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

      Benefits and expenses were $26.6 million for the three months ended March 31, 2001, a decrease of $16.5 million, or 38.5%, from $43.1 million reported in the comparable prior year period. The decrease was primarily due to a $12.3 million incentive compensation payment related to the receipt of the incentive fee on the timber management contract and a $2.7 million performance fee paid for the management of the mezzanine fund during the first quarter 2000. Other operating costs and expenses were 0.34% and 0.43% of average advisory assets under management in 2001 and 2000, respectively. The Segment's effective tax rate on operating income was 40.0% and

                       John Hancock Life Insurance Company

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


      The Segment's effective tax rate on operating income was 17.9% and 21.8% for the three months ended March 31, 2001 and 2000, respectively. This rate decreased primarily due to reduction in Maritime's deferred tax liability to reflect decreased Canadian tax rates and a decrease in the deferred tax liability associated with contracts entered into to transfer the management of certain lease investment residuals to a foreign jurisdiction.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

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
                                    =========       ====    =========   =====


(1) In addition to bonds, the fixed maturity security portfolio contains redeemable preferred stock with a carrying value of $754.2 million and $732.0 million as of March 31, 2001 and December 31, 2000, respectively. Carrying value is composed of investments categorized as 'held-to-maturity,' which are carried at amortized cost, and investments categorized as 'available-for-sale,' which are carried at fair value. The total fair value of our fixed maturity security portfolio was $35,133.9 and $32,355.1 million, at March 31, 2001 and December 31, 2000, respectively.

(2) The fair value for our mortgage loan portfolio was $11,569.7 and $11,337.4 million as of March 31, 2001 and December 31, 2000, respectively.


(3) Policy loans are secured by the cash value of the underlying life insurance policies and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.

(4) Cash and cash equivalents are included in total invested assets for the purposes of calculating yields on the income producing assets for the Company. Cash and cash equivalents are not considered part of Total Investments as shown of the Company of $51,520.5 million and $48,863.2 million at March 31, 2001 and December 31, 2000, respectively. Closed block Total Investments of $8,510.3 million and $8,203.2 million as of March 31, 2001 and December 31, 2000, respectively, are presented in closed block assets on the Consolidated Balance Sheets but remain part of the Company's total invested assets.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

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


      Mortgage Loans. As of March 31, 2001 and December 31, 2000, we held mortgage loans with a carrying value of $11.0 billion and $10.9 billion, respectively, including $2.7 billion and $2.5 billion of agricultural loans, respectively, and $1.2 billion, at each period end of loans managed by our Canadian subsidiary, The Maritime Life Assurance Company, of which $0.6 billion, at each period end are government-insured by the Canada Mortgage and Housing Corporation (CMHC).

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Investment Results

      The following table summarizes the Company's investment results for the periods indicated. Overall, the yield, net of investment expenses, on our general account portfolio decreased by 61 basis points from the three-months ended March 31, 2000. The lower yield was a result of old assets rolling over into new investments with less favorable interest rates and narrower acquisition spreads than those present in our 2000 fixed maturity portfolio. The inflow of new cash was invested at rates that were less than the overall portfolio earnings rate during the first quarter of 2000. Indicative of this environment, between March 2000 and March 2001, the 10-year U.S. Treasury rate fell 137 basis points to 4.89%, while Moody's seasoned BAA spreads fell by 53 basis points to 7.84%.


                                                 As of                  As of
                                             March 31, 2001       March 31, 2000
                                      -----------------------------------------------
                                       Yield        Amount    Yield       Amount
                                      -----------------------------------------------
                                                 (in millions)         (in millions)
General account assets-excluding
policy loans
  Gross income                           7.74%      $982.0      8.55%   $1,006.5
  Ending assets-excluding policy
    loans                                         51,522.2              47,229.1
Policy loans
  Gross income                           6.32%        31.2      6.07%       29.5
  Ending assets                                    1,977.3               1,947.0
   Total gross income                    7.68%     1,013.2      8.45%    1,036.0
    Less: investment expenses                        (65.5)                (82.1)
                                                ---------------       ---------------
      Net investment income              7.19%      $947.7      7.78%     $953.9
                                                ===============       ===============

(1) Total Company net investment income of $947.7 million and $953.9 million for the period ended March 31, 2001 and 2000, respectively, is discussed in the Management's Discussion and Analysis, which includes net investment income of $778.7 million and $845.0 million in the unaudited consolidated statements of income and $169.0 million and $108.9 million in Note 6 - Closed Block to the unaudited consolidated financial statements for the three months ended March 31, 2001 and 2000, respectively.


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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

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

      We manage interest rate sensitive segments of our business, and their supporting investments, under one of two broadly defined risk management methods designed to provide an appropriate matching of assets and liabilities. For guaranteed rate products, where contractual liability cash flows are highly predictable (e.g., GICs or immediate annuities) we apply sophisticated duration-matching techniques to manage the segment's exposure to both parallel and non-parallel yield curve movements. Typically this type of management is expressed as a duration mismatch tolerance of only +/- .05 years, with other measures used for limiting exposure to non-parallel risk. For non-guaranteed rate products, such as whole life insurance or single premium deferred annuities, liability cash flows are less predictable. Therefore, a conventional duration-matching strategy is less effective at managing the inherent risk. For these products, we manage interest rate risk based on scenario-based portfolio modeling that seeks to identify the most appropriate investment strategy given probable policyholder behavior and liability crediting needs under a wide range of interest rate environments.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

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


                                                            As of March 31, 2001
                             --------------------------------------------------------------------------------
                                                                              Fair Value
                                                            -------------------------------------------------
                                              Weighted
                               Notional     Average Term       -100 Basis         As of        +100 Basis
                                Amount        (Years)         Point Change       3/31/01      Point Change
                             ------------  --------------   ----------------- -------------- ----------------
                                             (in millions, except for Weighted Average Term)
Interest rate swaps.....       $10,670.8         8.0                $(569.9)       $(334.4)         $(102.1)
CMT swaps...............           491.3         1.4                    0.9            0.9              1.0
Futures contracts (1)...         1,291.9         9.6                  (23.7)           1.5             22.7
Interest rate caps......           321.6         5.3                    0.8            2.1              4.5
Interest rate floors....         8,328.0         9.4                  152.2           66.6             33.8
Swaptions...............            30.0        24.2                   (2.7)          (1.1)            (0.4)
                             ------------                   -------------------------------------------------
      Totals............       $21,133.6         8.5                $(442.4)       $(264.4)          $(40.5)
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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.


                                           JOHN HANCOCK LIFE INSURANCE COMPANY


Date:  June 26, 2001                       By: /s/ THOMAS E. MOLONEY
                                               ---------------------------------
                                               Thomas E. Moloney
                                               Chief Financial Officer