Form 10-Q
period 2001-06-30
HANCOCK JOHN LIFE INSURANCE CO
filed 2001-08-14
CIK 917406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                        Commission File Number: 333-45864

                       JOHN HANCOCK LIFE INSURANCE COMPANY
                Exact name of registrant as specified in charter

         MASSACHUSETTS                                   04-1414660
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                               John Hancock Place
                           Boston, Massachusetts 02117
                    (Address of principal executive offices)

                                 (617) 572-6000
              (Registrant's telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Number of shares outstanding of our only class of common stock as of August 3, 2001:

                                      1,000

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                                                                    June 30,
                                                                                      2001          December 31,
                                                                                   (Unaudited)         2000
                                                                             ---------------------------------
                                                                                          (in millions)
Assets

Investments
Fixed maturities:
    Held-to-maturity--at amortized cost
    (fair value: 2001--$1,885.8; 2000--$11,651.2)......................             $ 1,909.8        $11,888.6
    Available-for-sale--at fair value
    (cost: 2001--$30,384.2; 2000--$15,790.3)...........................              30,672.4         16,023.5
    Trading securities--at fair value
    (cost: 2001--$17.3)................................................                  17.1               --
Equity securities:
    Available-for-sale--at fair value
    (cost: 2001--$841.6; 2000--$830.6).................................                 982.9          1,094.9
    Trading securities--at fair value
    (cost: 2001--$327.6; 2000--$193.4).................................                 290.0            231.6
Mortgage loans on real estate..........................................               8,857.5          8,968.9
Real estate............................................................                 501.5            519.0
Policy loans...........................................................                 438.3            428.6
Short-term investments.................................................                 177.5            151.9
Other invested assets..................................................               1,522.2          1,353.0
                                                                             ---------------------------------

         Total Investments.............................................              45,369.2         40,660.0

Cash and cash equivalents..............................................                 919.1          2,841.2
Accrued investment income..............................................                 708.9            585.9
Premiums and accounts receivable.......................................                 363.1            210.8
Deferred policy acquisition costs......................................               2,487.6          2,388.5
Reinsurance recoverable................................................               3,263.3          2,829.0
Other assets...........................................................               2,381.0          2,100.6
Closed block assets - Note 6...........................................               9,966.9          9,710.0
Separate accounts assets...............................................              24,000.1         26,454.8
                                                                             ---------------------------------

         Total Assets..................................................             $89,459.2        $87,780.8
                                                                             =================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                                                                     June 30,
                                                                                       2001         December 31,
                                                                                   (Unaudited)         2000
                                                                              -----------------------------------
                                                                                          (in millions)
Liabilities and Shareholder's Equity

Liabilities
Future policy benefits.................................................                $24,021.1       $22,996.4
Policyholders' funds...................................................                 16,893.9        15,722.9
Unearned revenue.......................................................                    733.9           671.3
Unpaid claims and claim expense reserves...............................                    225.3           253.7
Dividends payable to policyholders.....................................                    127.8           130.8
Short-term debt........................................................                     66.6           245.3
Long-term debt.........................................................                    740.6           534.0
Income taxes...........................................................                    705.5           428.8
Other liabilities......................................................                  3,739.2         2,600.7
Closed block liabilities - Note 6......................................                 12,181.5        12,035.9
Separate accounts liabilities..........................................                 24,000.1        26,454.8
                                                                              ----------------------------------

     Total Liabilities.................................................                 83,435.5        82,074.6

Minority interest......................................................                    284.6           290.3

Commitments and contingencies - Note 5

Shareholder's Equity
Common stock, $10,000 par value; 1,000 shares authorized
  and outstanding......................................................                     10.0            10.0
Additional paid in capital.............................................                  4,998.4         4,998.9
Retained earnings......................................................                    420.6           330.1
Accumulated other comprehensive income.................................                    310.1            76.9
                                                                              ----------------------------------

     Total Shareholder's Equity........................................                  5,739.1         5,415.9
                                                                              ----------------------------------

     Total Liabilities and Shareholder's Equity........................                $89,459.2       $87,780.8
                                                                              ==================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                                  Three Months Ended         Six Months Ended
                                                                                        June 30,                  June 30,
                                                                                  2001          2000          2001         2000
                                                                           ---------------------------------------------------------
                                                                                  (in millions)                (in millions)
Revenues
Premiums...................................................................     $  467.8      $  559.2      $  871.9    $  1,016.9
Universal life and investment-type product charges.........................        179.0         180.8         357.0         385.3
Net investment income......................................................        829.1         806.9       1,607.8       1,651.9
Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs and amounts credited to participating pension contractholders ($(9.0) and
  $(0.8) for the three month ended June 30, 2001 and 2000 and $(4.7) and
  $1.5 for the six months ended June 30, 2001 and 2000, respectively) .....         (8.3)         63.0         (34.7)         81.4
Investment management revenues, commissions and
  other fees...............................................................        155.3         186.4         306.5         415.6
Other revenue..............................................................         57.9           5.0          61.7           7.9
Contribution from the closed block - Note 6................................         16.4          22.6          36.7          51.3
                                                                           ---------------------------------------------------------

     Total revenues........................................................      1,697.2       1,823.9       3,206.9       3,610.3

Benefits and Expenses
Benefits to policyholders, excluding amounts related to net
  realized investment and other gains (losses) credited to
  participating pension contractholders ($(1.4) and $(2.5) for the three month ended June 30, 2001 and 2000 and $0.9 and $4.6 for the six months
  ended June 30, 2001 and 2000, respectively)..............................        965.4       1,040.9       1,790.4       1,992.9
Other operating costs and expenses.........................................        392.8         369.2         741.4         793.9
Amortization of deferred policy acquisition costs, excluding amounts related to net realized investment and other gains
  (losses) ($(7.6) and $1.7 for the three month ended June 30, 2001 and
  2000 and $(5.6) and $(3.1) for the six months ended June 30, 2001 and
  2000, respectively)......................................................         51.2          49.6         129.4          93.4
Dividends to policyholders.................................................         26.5          27.8          53.9          93.7
                                                                           ---------------------------------------------------------

     Total benefits and expenses...........................................      1,435.9       1,487.5       2,715.1       2,973.9
                                                                           ---------------------------------------------------------

Income before income taxes, minority interest and
  cumulative effect of accounting changes..................................        261.3         336.4         491.8         636.4
Income taxes...............................................................         75.5         107.1         145.3         208.2
                                                                           ---------------------------------------------------------

Income before minority interest and cumulative effect of
  accounting changes.......................................................        185.8         229.3         346.5         428.2

Minority interest..........................................................         (3.5)         (1.3)        (13.2)         (2.7)
                                                                           ---------------------------------------------------------

Income before cumulative effect of accounting changes (Note 1).............        182.3         228.0         333.3         425.5

Cumulative effect of accounting changes, net of tax .......................           --            --           7.2            --
                                                                           ---------------------------------------------------------

Net income.................................................................       $182.3        $228.0        $340.5        $425.5
                                                                           =========================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                            AND COMPREHENSIVE INCOME

                                                                                    Accumulated
                                                         Additional                    Other             Total           Shares
                                               Common     Paid in      Retained    Comprehensive     Shareholder's    Outstanding
                                               Stock      Capital      Earnings        Income           Equity       (in thousands)
                                             ---------------------------------------------------------------------------------------
                                                                                   (in millions)
Balance at April 1, 2001...................    $ 10.0    $ 4,998.5      $ 238.3       $    343.7      $ 5,590.5           1.0

Demutualization transaction................                   (0.1)                                        (0.1)

Comprehensive income:
  Net income for the period................                               182.3                           182.3

  Other comprehensive income, net of tax:
    Net unrealized gains (losses) .........                                                (37.7)         (37.7)
    Net accumulated gains (losses) on cash
      flow hedges..........................                                                (17.3)         (17.3)
    Foreign currency translation
      adjustment...........................                                                 20.3           20.3
                                                                                                  --------------------
Comprehensive income.......................                                                               147.6

Minority interest..........................                                                  1.1            1.1
                                             ---------------------------------------------------------------------------------------

Balance at June 30, 2001...................    $ 10.0    $ 4,998.4      $ 420.6       $    310.1      $ 5,739.1           1.0
                                             =======================================================================================

Balance at April 1, 2000...................    $ 10.0    $ 4,904.2      $ 153.5       $     22.6      $ 5,090.3           1.0

Demutualization transaction................                   46.4                                         46.4

Comprehensive income:
  Net income ..............................                               228.0                           228.0

  Other comprehensive income, Net of tax:
    Net unrealized gains (losses)..........                                                (94.4)         (94.4)
    Foreign currency translation
      adjustment...........................                                                (15.5)         (15.5)
    Minimum pension liability..............                                                 (5.5)          (5.5)
                                                                                                  --------------------

Comprehensive income.......................                                                               112.6
                                             ---------------------------------------------------------------------------------------

Balance at June 30, 2000...................    $ 10.0    $ 4,950.6      $ 381.5       $    (92.8)     $ 5,249.3           1.0
                                             =======================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                            AND COMPREHENSIVE INCOME

                                                                                   Accumulated                      Shares
                                                        Additional                    Other          Total       Outstanding
                                               Common    Paid in      Retained    Comprehensive  Shareholder's       (in
                                               Stock     Capital      Earnings        Income         Equity       Thousands)
                                             -----------------------------------------------------------------------------------
                                                                                  (in millions)
Balance at January 1, 2001.................    $ 10.0   $ 4,998.9     $   330.1     $      76.9   $   5,415.9        1.0

Demutualization transaction................                  (0.5)                                       (0.5)

Comprehensive income:
   Net income..............................                               340.5                         340.5

   Other comprehensive income,
     Net of tax:
     Net unrealized gains (losses).........                                                 5.7           5.7
     Net accumulated gains (losses) on
       cash flow hedges....................                                               (20.0)        (20.0)
     Foreign currency translation
       Adjustment..........................                                                (3.3)         (3.3)
                                                                                                 ---------------
Comprehensive income.......................                                                             322.9

Dividend paid to parent company............                              (250.0)                       (250.0)
Change in accounting principle.............                                               227.6         227.6
Minority interest..........................                                                23.2          23.2
                                             -----------------------------------------------------------------------------------

Balance at June 30, 2001...................    $ 10.0   $ 4,998.4     $   420.6     $     310.1   $    5,739.1       1.0
                                             ===================================================================================

Balance at January 1, 2000.................        --          --     $ 4,782.9     $     (29.7)  $   4,753.2         --

Demutualization transaction................    $ 10.0   $ 4,950.6      (4,826.9)                        133.7        1.0

Comprehensive income:
  Net income before demutualization........                                44.0                          44.0
  Net income after demutualization.........                               381.5                         381.5
                                                                   ---------------               ---------------
  Net income for the period................                               425.5                         425.5

  Other comprehensive income, net of tax:
    Net unrealized gains (losses)..........                                               (44.8)        (44.8)
    Foreign currency translation
      adjustment...........................                                                (7.3)         (7.3)
    Minimum pension liability..............                                               (11.0)        (11.0)
                                                                                                 ---------------

Comprehensive income.......................                                                             362.4
                                             -----------------------------------------------------------------------------------

Balance at June 30, 2000...................    $ 10.0   $ 4,950.6     $   381.5     $     (92.8)  $   5,249.3        1.0
                                             ===================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                                2001        2000
                                                                                            -------------------------
                                                                                                 (in millions)
Cash flows from operating activities:
  Net income............................................................................        $  340.5   $  425.5
  Adjustments to reconcile net income to net cash provided by operating activities:
    Amortization of discount - fixed maturities.........................................           (80.1)     (46.2)
    Realized investment and other (gains) losses, net...................................            34.7      (81.4)
    Change in deferred policy acquisition costs.........................................          (109.4)    (137.7)
    Depreciation and amortization.......................................................            41.5       57.1
    Net cash flows from trading securities..............................................           (75.5)    (162.7)
    Increase in accrued investment income...............................................          (123.0)     (58.4)
    (Increase) decrease in premiums and accounts receivable.............................          (152.3)      14.0
    Decrease (increase) in other assets and other liabilities, net......................            15.4     (321.6)
    Increase in policy liabilities and accruals, net....................................         1,008.9      811.1
    Increase in income taxes............................................................           181.5      329.2
    Initial cash transferred to the closed block........................................              --     (158.6)
    Contribution from the closed block..................................................           (36.7)     (51.3)
                                                                                            -------------------------

         Net cash provided by operating activities .....................................         1,045.5      619.0

Cash flows from investing activities:
    Sales of:
      Fixed maturities available-for-sale...............................................        10,501.6    2,643.3
      Equity securities available-for-sale..............................................           275.1      150.0
      Real estate.......................................................................             0.6       26.3
      Short-term investments and other invested assets..................................           108.4       16.1
    Maturities, prepayments and scheduled redemptions of:
      Fixed maturities held-to-maturity.................................................           107.6      918.0
      Fixed maturities available-for-sale...............................................         1,392.7      640.1
      Short-term investments and other invested assets..................................            57.4      404.2
      Mortgage loans on real estate.....................................................           651.6      566.7
    Purchases of:
      Fixed maturities held-to-maturity.................................................           (31.6)    (888.0)
      Fixed maturities available-for-sale...............................................       (15,785.0)  (3,442.1)
      Equity securities available-for-sale..............................................          (202.2)    (114.8)
      Real estate.......................................................................            (2.9)     (26.1)
      Short-term investments and other invested assets..................................          (299.0)    (315.6)
      Mortgage loans on real estate issued..............................................          (669.4)    (704.6)
      Cash (paid) received related to acquisition of business...........................           (41.0)     126.3
      Cash received on sale of subsidiary ..............................................            12.8         --
      Other, net........................................................................            69.2       12.4
                                                                                            -------------------------

        Net cash (used in) provided by investing activities.............................        (3,854.1)      12.2

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                          2001           2000
                                                                                     ------------------------------
                                                                                             (in millions)
Cash flows from financing activities:
    Issuance of common stock.....................................................         $       --    $    10.0
    Contribution from parent.....................................................                 --      1,578.8
    Payments to eligible policyholders under Plan of Reorganization..............                 --     (1,044.3)
    Dividends paid to parent.....................................................             (250.0)          --
    Universal life and investment-type contract deposits.........................            5,307.9      3,577.8
    Universal life and investment-type contract maturities and withdrawals.......           (4,132.0)    (3,907.4)
    Issuance of short-term debt..................................................               51.6           --
    Issuance of long-term debt...................................................              145.2         10.0
    Repayment of long-term debt..................................................              (14.0)       (28.0)
    Net decrease in commercial paper.............................................             (222.2)      (148.1)
                                                                                     ------------------------------

         Net cash provided by financing activities...............................              886.5         48.8
                                                                                     ------------------------------

         Net (decrease) increase in cash and cash equivalents....................           (1,922.1)       680.0

Cash and cash equivalents at beginning of year...................................            2,841.2      1,797.7
                                                                                     ------------------------------

Cash and cash equivalents at end of period.......................................          $   919.1    $ 2,477.7
                                                                                     ==============================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of John Hancock Life Insurance Company (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with the Company's annual audited financial statements as of December 31, 2000 included in the Company's Form 10-K for the year ended December 31, 2000 filed with the United States Securities and Exchange Commission (SEC) (as amended by Form 10K/A filed with the SEC on June 27, 2000 hereafter referred to, as amended, as the Company's 2000 Form 10-K).

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

Cumulative Effect of Accounting Change

During the first quarter of 2001, the Company changed the method of accounting for the recognition of deferred gains and losses considered in the calculation of the annual expense for its employee pension plan under Statement of Financial Accounting Standards (SFAS) No. 87, "Employers' Accounting for Pensions," and for its postretirement health and welfare plans under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company changed the method of recognizing gains and losses from deferral within a 10% corridor and amortization of gains outside this corridor over the future working careers of the participants to deferral within a 5% corridor and amortization of gains and losses outside this corridor over the future working careers of the participants. The new method is preferable because, in the Company's situation, it produces results that more closely match current economic realities of the Company's retirement and welfare plans through the use of the current fair values of assets while still mitigating the impact of extreme gains and losses. As a result, on January 1, 2001, the Company recorded a credit of $18.6 million (net of tax of $9.9 million), related to its employee benefit pension plans, and a credit of $4.7 million (net of tax of $2.6 million), related to its postretirement health and welfare plans. The total credit recorded as a cumulative effect of an accounting change was $23.3 million (net of tax of $12.5 million). The proforma results, assuming this change in accounting had taken place as of the beginning of 2001, would not be materially different form the reported results. This change in acounting increased net income for the three and six month periods ended June 30, 2001 by $1.1 million and $2.2 million, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (Continued)

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133." This Statement amends SFAS No. 133 to defer its effective date for one year, to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This Statement makes certain changes in the hedging provisions of SFAS No. 133, and is effective concurrent with SFAS No. 133. As amended, SFAS No. 133 requires all derivatives to be recognized on the balance sheet at fair value, and establishes special accounting for the following three types of hedges: fair value hedges, cash flow hedges, and hedges of foreign currency exposures of net investments in foreign operations. Special accounting for qualifying hedges provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the corresponding change in value of the hedged item. If the derivative is accounted for as a hedge, depending on the nature of the hedge, the change in the fair value of derivatives is either offset against the change in the fair value of the hedged asset, liability or firm commitment through earnings or recognized in other comprehensive income until the change in value of the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized immediately in earnings and is included in net realized and other investment gains. As a result, such amounts are not included in the determination of the Company's segment after tax operating income. In addition, SFAS No. 133, as amended, precludes the designation of held-to-maturity fixed maturity investment securities as hedged items in hedging relationships where the hedged risk is interest rate risk.

On January 1, 2001, the Company adopted SFAS No. 133, as amended. The Company's risk management philosophy has not changed as a result of adoption of the Statement. The adoption of SFAS No. 133, as amended, resulted in a charge to operations accounted for as a cumulative effect of accounting change of $16.1 million (net of tax of $8.3 million) as of January 1, 2001. In addition, as of January 1, 2000, a $227.6 million (net of tax of $122.6 million) cumulative effect of accounting change was recorded in other comprehensive income for the transition adjustment in the adoption of SFAS 133, as amended, and the reclassification of certain securities from the held-to-maturity category to the available-for-sale category. The transition adjustment for the adoption of SFAS 133 resulted in an increase in other comprehensive income of $40.5 million (net of tax of $21.8 million) that was accounted for as the cumulative effect of accounting change. The adjustment for the reclassification of $12.1 billion of the held-to-maturity fixed maturity investment portfolio to the available-for-sale category resulted in an increase in other comprehensive income of $187.1 million (net of tax of $100.8 million) as of January 1, 2001.

New Accounting Pronouncements

In July 2001, the FASB issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets deemed to have indefinite lives no longer be amortized to earnings, but instead be reviewed at least annually for impairment. Other intangibles assets will continue to be amortized over their useful lives.

SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. SFAS No. 142 will be effective January 1, 2002. The Company estimates that adoption of SFAS No. 142 will result in an increase in net income of approximately $10 - $15 million for the year ended December 31, 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill and of indefinite lived intangible assets as of January 1, 2002 based on the guidance in SFAS No. 142. The effect of these tests on the earnings and financial position of the Company has not been determined at this time.

In December 2000, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP 00-3), "Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and Certain Long-Duration Participating Contracts." SOP 00-3, which was adopted with respect to accounting for demutualization expenses by the Company effective December 15, 2000, requires that demutualization related expenses be classified as a single line item within income from continuing operations and should not be classified as an extraordinary item. The adoption of SOP 00-3 resulted in the reclassification of demutualization

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (Continued)

expenses previously recorded as an extraordinary item in the three and six month periods ended June 30, 2000 of ($3.5) million (net of tax of ($1.8) million) and $10.2 million (net of tax of $0.4 million), respectively. The remaining provisions of this SOP, which will require (1) the inclusion of all closed block activity together with all other assets, liabilities, revenues and expenses and
(2) recognition of a policyholder dividend obligation that represents cumulative actual closed block earnings in excess of expected periodic amounts calculated at the date of the demutualization, are effective no later than December 31, 2001. See Note 6 for a summary description of the closed block assets, liabilities, revenues and expenses, which do not include the policyholder dividend obligation that will be required in 2001. The Company currently is evaluating the effect that establishing the policyholder dividend obligation will have on its results of operations and financial position. That impact is not known at this time.

Codification

In March 1998, the National Association of Insurance Commissioners (NAIC) adopted codified statutory accounting principles (Codification) effective January 1, 2001. Codification changes prescribe statutory accounting practices and results in changes to the accounting practices that the Company uses to prepare its statutory-basis financial statements. The state of domicile of the Company adopted Codification as the prescribed basis of accounting on which domestic insurers must report their statutory-basis results effective January 1, 2001. The cumulative effect of changes in accounting principles adopted to conform to the requirements of Codification is reported as an adjustment to surplus in the statutory-basis financial statements as of January 1, 2001. Although the implementation of Codification reduced the Company's statutory-basis capital and surplus, the Company remains in compliance with all regulatory and contractual obligations.

Recent Acquisitions

On June 18, 2001, The Maritime Life Assurance Company (Maritime), a majority-owned Canadian subsidiary of the Company, signed a Share Purchase Agreement to purchase Royal & Sun Alliance Life Insurance Company of Canada ("RSAF") for an amount of approximately $153.7 million (USD). The purchase is expected to close on October 1, 2001 subject to regulatory approvals. RSAF's business includes life insurance, guaranteed interest savings and retirement products and segregated funds.

On April 2, 2001, a subsidiary of the Company, Signature Fruit Company, LLC (Signature Fruit), acquired certain assets and assumed certain liabilities out of bankruptcy proceedings of Tri Valley Growers, Inc., a cooperative association. The transaction was accounted for as a purchase and the results of operations are included in the accompanying financial statements since the date of acquisition. The fair values of assets acquired and liabilities assumed were $252.1 million and $199.1 million, respectively. The net loss related to the acquired operations was $1.2 million for the three months ended June 30, 2001. The pro forma results for the three and six month periods ended June 30, 2001 and 2000, respectively, assuming the acquisition had taken place at the beginning of the periods presented, would not be materially different from the reported results.

On March 1, 2000, the Company acquired the individual long-term care insurance business of Fortis, Inc. (Fortis). The pro forma results for the three and six month periods ended June 30, 2000, assuming the acquisition of Fortis had taken place as of the beginning of 2000, would not be materially different from the reported results.

Note 2 -- Transactions with Parent

The Company provides JHFS with personnel, property and facilities in carrying out certain of its corporate functions. The Company annually determines a fee for these services and facilities based on a number of criteria. The amount of service fee charged to JHFS was $11.0 million and $16.7 million for the three and six month periods ended June 30, 2001, respectively. No such service fee was charged to JHFS during the comparable prior year periods. During the six month period ended June 30, 2001, the Company paid dividends to JHFS of $250.0 million. No such dividends were paid during the comparable prior year period.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Segment Information

The Company operates in the following five business segments: two segments primarily serve retail customers, two segments serve institutional customers and our fifth segment is the Corporate and Other Segment, which includes our international operations. Our retail segments are the Protection Segment and the Asset Gathering Segment. Our institutional segments are the Guaranteed and Structured Financial Products Segment (G&SFP) and the Investment Management Segment. For additional information about the Company's business segments, refer to the Company's 2000 Form 10-K, as amended.

The following tables summarize selected financial information by segment for the three and six month periods ended or as of June 30, 2001 and 2000, respectively, and reconciles segment revenues and segment after-tax operating income to amounts reported in the unaudited consolidated statements of income (in millions). Included in the Protection Segment for 2001 are the closed block assets and liabilities, as well as the contribution from the closed block, which is reflected in "Revenues" in the table below (see Note 6).

                                                              Retail                  Institutional
                                                  Retail      Asset    Institutional   Investment    Corporate
                                                Protection  Gathering     G&SFP        Management    and Other  Consolidated
                                                ------------------------------------------------------------------------------
As of or for the three months ended
June 30, 2001
Revenues:
    Segment revenues..........................  $   391.1   $   294.9   $   485.7        $   30.9    $   514.6    $ 1,717.2
    Realized investment and other gains
      (losses), net...........................      (28.6)      (18.1)       (9.1)           (0.1)        35.9        (20.0)
                                                ------------------------------------------------------------------------------
    Revenues..................................  $   362.5   $   276.8   $   476.6        $   30.8    $   550.5    $ 1,697.2
                                                ==============================================================================
    Net investment income.....................  $   145.6   $   122.8   $   464.4        $    3.7    $    92.6    $   829.1
Net Income:
    Segment after-tax operating income........       77.4        37.4        58.9             4.6         22.5        200.8
    Realized investment and other gains
      (losses), net...........................      (18.1)      (11.2)       (6.2)             --         21.3        (14.2)
    Restructuring charges.....................       (1.6)       (1.9)       (0.6)           (0.1)        (0.1)        (4.3)
                                                ------------------------------------------------------------------------------
    Net income................................  $    57.7   $    24.3   $    52.1        $    4.5    $    43.7    $   182.3
                                                ==============================================================================
Supplemental Information:
    Inter-segment revenues....................         --          --          --        $    6.6 $       (6.6)          --
    Equity in net income of investees
      accounted for by the equity method......  $     2.5   $     2.8   $     4.7             0.4         15.7    $    26.1
    Amortization of deferred policy
      acquisition costs, excluding amounts
      related to net realized investment
      gains (losses)..........................       24.6        13.6         0.9              --         12.1         51.2
    Segment assets............................  $27,712.7   $14,306.0   $32,160.1        $2,961.6    $12,318.8    $89,459.2

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Segment Information - (Continued)

                                                              Retail                  Institutional
                                                  Retail      Asset    Institutional   Investment    Corporate
                                                Protection  Gathering     G&SFP        Management    and Other  Consolidated
                                                ------------------------------------------------------------------------------
As of or for the three months ended
June 30, 2000
Revenues:
    Segment revenues..........................  $   345.8   $   299.5   $   617.5        $   48.7    $   452.7    $ 1,764.2
    Realized investment and other gains
      (losses), net...........................        6.7         4.0       (13.5)            0.6         61.9         59.7
                                                ------------------------------------------------------------------------------
    Revenues..................................  $   352.5   $   303.5   $   604.0        $   49.3    $   514.6    $ 1,823.9
                                                ==============================================================================

    Net investment income.....................  $   143.2   $   113.3   $   424.5        $    4.7    $   121.2    $   806.9
Net Income:
    Segment after-tax operating income........       54.3        29.3        55.1            11.0         29.6        179.3
      Realized investment and other gains
        (losses), net.........................        4.1         2.5        (8.4)            0.3         40.3         38.8
    Restructuring charges.....................       (0.6)       (0.1)       (0.1)             --           --         (0.8)
    Demutualization expenses..................        2.4         0.5         0.4              --          0.2          3.5
    Other demutualization related costs.......         --          --        (0.1)             --          0.1           --
    Surplus tax...............................        2.9         0.1         1.5              --          2.7          7.2
                                                ------------------------------------------------------------------------------
    Net income................................  $    63.1   $    32.3   $    48.4        $   11.3    $    72.9    $   228.0
                                                ==============================================================================
Supplemental Information:
    Inter-segment revenues....................         --          --          --        $   10.4    $   (10.4)          --
    Equity in net income of investees
      accounted for by the equity method......  $     4.8   $     3.4   $     5.8             2.5         27.9         44.4
    Amortization of deferred policy
      acquisition costs, excluding
      amounts related to net realized
      investment gains (losses)...............       12.5        21.0         0.7              --         15.4         49.6
    Segment assets............................  $26,817.3   $14,295.6   $31,220.1        $2,014.9    $12,337.1    $86,685.0

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Segment Information - (Continued)

                                                                Retail                  Institutional
                                                    Retail      Asset    Institutional   Investment    Corporate
                                                  Protection  Gathering     G&SFP        Management    and Other  Consolidated
                                                  ------------------------------------------------------------------------------
As of or for the six months ended
June 30, 2001
Revenues:
    Segment revenues............................  $   736.1   $   583.8   $   988.4        $   66.5    $   878.5    $ 3,253.3
    Realized investment and other gains
      (losses), net.............................      (37.9)      (11.2)      (23.5)           (0.1)        26.3        (46.4)
                                                  ------------------------------------------------------------------------------
    Revenues....................................  $   698.2   $   572.6   $   964.9        $   66.4    $   904.8    $ 3,206.9
                                                  ==============================================================================

    Net investment income.......................  $   289.9   $   242.6   $   931.2        $    9.2    $   134.9    $ 1,607.8
Net Income:
    Segment after-tax operating income..........      145.5        68.9       117.3            10.0         39.9        381.6
      Realized investment and other gains
        (losses), net...........................      (23.6)       (6.6)      (14.4)           (0.1)        15.7        (29.0)
      Restructuring charges.....................       (2.8)      (15.1)       (0.7)           (0.5)        (0.2)       (19.3)
      Cumulative effect of accounting changes...       11.7        (0.5)       (1.2)           (0.2)        (2.6)         7.2
                                                  ------------------------------------------------------------------------------
    Net income..................................  $   130.8   $    46.7   $   101.0        $    9.2    $    52.8    $   340.5
                                                  ==============================================================================
Supplemental Information:
    Inter-segment revenues......................         --          --          --        $   14.7    $   (14.7)          --
    Equity in net income of investees
      accounted for by the equity method........  $     4.8   $     3.9   $     8.1             0.4         28.3    $    45.5
    Amortization of deferred policy
      acquisition costs, excluding amounts
      related to net realized investment
      gains.....................................       51.9        37.0         1.5              --         39.0        129.4
    Segment assets..............................  $27,712.7   $14,306.0   $32,160.1        $2,961.6    $12,318.8    $89,459.2

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Segment Information - (Continued)

                                                              Retail                  Institutional
                                                  Retail      Asset    Institutional   Investment    Corporate
                                                Protection  Gathering     G&SFP        Management    and Other  Consolidated
                                                ------------------------------------------------------------------------------
As of or for the six months ended
June 30, 2000
Revenues:
    Segment revenues..........................  $   789.2   $   596.9   $ 1,099.5        $  127.9    $   917.5    $ 3,531.0
    Realized investment and other gains
      (losses), net...........................       14.5         5.9       (20.9)            0.6         79.2         79.3
                                                ------------------------------------------------------------------------------
    Revenues..................................  $   803.7   $   602.8   $ 1,078.6        $  128.5    $   996.7    $ 3,610.3
                                                ==============================================================================

    Net investment income.....................  $   315.7   $   215.9   $   848.8        $   10.3    $   261.2    $ 1,651.9
Net Income:
    Segment after-tax operating income........      123.8        65.6       109.3            32.4         50.0        381.1
      Realized investment and other gains
        (losses), net.........................        9.0         3.7       (13.1)            0.3         50.2         50.1
      Restructuring charges...................       (3.6)       (1.0)       (2.2)             --         (0.9)        (7.7)
      Group pension dividend transfer.........         --          --         5.7              --           --          5.7
      Demutualization expenses................       (0.2)       (0.1)       (0.2)             --         (0.2)        (0.7)
      Other demutualization related costs.....       (6.7)       (1.4)       (1.7)             --         (0.4)       (10.2)
      Surplus tax.............................        2.9         0.1         1.5              --          2.7          7.2
                                                ------------------------------------------------------------------------------
    Net income................................  $   125.2   $    66.9   $    99.3        $   32.7    $   101.4    $   425.5
                                                ==============================================================================
Supplemental Information:
    Inter-segment revenues....................         --          --          --        $   21.5    $   (21.5)          --
    Equity in net income of investees
      accounted for by the equity method......  $     5.7   $     3.2   $     6.3             8.0        58.5     $    81.7
    Amortization of deferred policy
      acquisition costs, excluding amounts
      related to net realized investment
      gains (losses)..........................       25.7        36.1         1.4              --         30.2         93.4
    Segment assets............................  $26,817.3   $14,295.6   $31,220.1        $2,014.9    $12,337.1    $86,685.0

Note 4 -- Severance

As part of the parent Company's Competitive Position Project, the Company participated in a restructuring plan to reduce costs and increase future operating efficiency by consolidating portions of its operations. The plan consists primarily of reducing staff in the home office and terminating certain operations outside the home office.

In connection with the restructuring plan, approximately 735 employees have been or will be terminated. These employees are or have been associated with operations in our Boston office and outside the home office. As of June 30, 2001 and December 31, 2000, the liability for employee termination costs, included in other liabilities was $27.4 million and $20.6 million, respectively. Employee termination costs, included in other operating costs and expenses, were $7.0 million and $2.2 million for the three months ended June 30, 2001 and 2000 and $30.6 million and $13.0 million for the six months ended June 30, 2001 and 2000, respectively. Of the total number of employees affected, approximately 637 employees were terminated as of June 30, 2001, having received benefit payments of approximately $49.5 million.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 5 -- Contingencies

In the normal course of its business operations, the Company is involved with litigation from time to time with claimants, beneficiaries and others, and a number of litigation matters were pending as of June 30, 2001. It is the opinion of management, after consultation with counsel, that the ultimate liability with respect to these claims, if any, will not materially affect the financial position or results of operations of the Company.

During 1997, the Company entered into a court-approved settlement relating to a class action lawsuit involving certain individual life insurance policies sold from 1979 through 1996. In entering into the settlement, the Company specifically denied any wrongdoing. The reserve held in connection with the settlement to provide for relief to class members and for legal and administrative costs associated with the settlement amounted to $40.5 million and $172.8 million at June 30, 2001 and December 31, 2000, respectively. There were no additional reserves recorded related to the settlement for the three and six month periods ended June 30, 2001 and 2000. The estimated reserve is based on a number of factors, including the estimated cost per claim and the estimated costs to administer the claims.

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

On February 28, 1997, the Company sold a major portion of its group insurance business to UNICARE Life & Health Insurance Company (UNICARE), a wholly-owned subsidiary of WellPoint Health Networks, Inc. The business sold included the Company's group accident and health business and related group life business and Cost Care, Inc., Hancock Association Services Group and Tri-State, Inc., all of which were indirect wholly-owned subsidiaries of the Company. The Company retained its group long-term care insurance operations. The insurance business sold was transferred to UNICARE through a 100% coinsurance agreement. The Company has secured a $397.0 million letter of credit facility with a group of banks. The banks have agreed to issue a letter of credit to the Company pursuant to which the Company may draw up to $397.0 million for any claims not satisfied by UNICARE under the coinsurance agreement after the Company has incurred the first $113.0 million of losses from such claims. The amount available pursuant to the letter of credit agreement and any letter of credit issued thereunder automatically will be reduced on a scheduled basis consistent with the anticipated run-off of liabilities related to the business reinsured under the coinsurance agreement.

The letter of credit facility was reduced to $127.0 million on March 1, 2001. The letter of credit and any letters of credit issued thereunder are scheduled to expire on March 1, 2002. The Company remains liable to its policyholders to the extent that UNICARE does not meet its contractual obligations under the coinsurance agreement.

Through the Company's group health insurance operations, the Company entered into a number of reinsurance arrangements in respect of personal accident insurance and the occupational accident component of workers compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, the Company both assumed risks as a reinsurer and also passed 95% of these risks on to other companies. This business had originally been reinsured by a number of different companies and has become the subject of widespread disputes. The disputes concern the placement of the business with reinsurers and recovery of the reinsurance. The Company is engaged in disputes, including a number of legal proceedings, in respect of this business. The risk to the Company is that other companies that reinsured the business from the Company may seek to avoid their reinsurance obligations. However, the Company believes that it has a reasonable legal position in this

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 5 -- Contingencies - (Continued)

matter. During the fourth quarter of 1999 and early 2000, the Company received additional information about its exposure to losses under the various reinsurance programs. As a result of this additional information and in connection with global settlement discussions initiated in late 1999 with other parties involved in the reinsurance programs, during the fourth quarter of 1999 the Company recognized a charge for uncollectible reinsurance of $133.7 million, after tax, as its best estimate of its remaining loss exposure. The Company believes that any exposure to loss from this issue, in addition to amounts already provided for as of June 30, 2001, would not be material.

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

Note 6 -- Closed Block

The following table sets forth certain summarized financial information relating to the closed block as of the dates indicated:

                                                                                              June 30,        December 31,
                                                                                                2001             2000
                                                                                        ------------------------------------
                                                                                                    (in millions)
Assets
Investments
Fixed maturities:
  Held-to-maturity--at amortized cost
    (fair value: June 30--$113.1; December 31--$2,327.4).............................        $   116.9         $ 2,269.9
  Available-for-sale--at fair value
    (cost: June 30--$5,068.9; December 31--$2,378.7).................................          5,146.6           2,353.0
Equity securities:
  Available-for-sale--at fair value
    (cost: June 30--$10.3; December 31--$5.3)........................................             10.8               6.3
Mortgage loans on real estate........................................................          1,899.5           1,930.6
Policy loans.........................................................................          1,548.7           1,540.6
Short-term investments...............................................................              6.1              62.1
Other invested assets................................................................             70.0              40.7
                                                                                        ------------------------------------
  Total Investments..................................................................          8,798.6           8,203.2

Cash and cash equivalents............................................................              4.5             305.6
Accrued investment income............................................................            173.1             149.3
Premiums and accounts receivable.....................................................             21.4              27.1
Deferred policy acquisition costs....................................................            878.8             947.3
Other assets.........................................................................             90.5              77.5
                                                                                        ------------------------------------
  Total Closed Block Assets..........................................................        $ 9,966.9         $ 9,710.0
                                                                                        ====================================
Liabilities
Future policy benefits...............................................................        $10,020.3         $ 9,910.5
Policyholders' funds.................................................................          1,481.0           1,459.5
Other liabilities....................................................................            680.2             665.9
                                                                                        ------------------------------------
   Total Closed Block Liabilities....................................................        $12,181.5         $12,035.9
                                                                                        ====================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 6 -- Closed Block - (Continued)

The following table sets forth certain summarized financial information relating to the closed block for the period indicated:

                                                                 Three Months   Three Months  Six Months  For the Period
                                                                    Ended          Ended        Ended       February 1
                                                                   June 30,       June 30,     June 30,   Through June 30,
                                                                     2001           2000         2001          2000
                                                              ------------------------------------------------------------
                                                                                     (in millions)
Revenues
  Premiums...................................................       $211.7         $229.9       $445.3        $401.8
  Net investment income......................................        163.5          158.4        332.5         267.3
  Net realized investment and other gains (losses), net......        (11.9)          (3.2)        (9.2)         (0.1)
  Other closed block revenue (expense).......................           --            0.1          0.3          (0.2)
                                                              ------------------------------------------------------------
    Total closed block revenues..............................        363.3          385.2        768.9         668.8

Benefits and Expenses
  Benefits to policyholders..................................        215.1          237.3        468.7         410.3
  Other operating costs and expenses.........................         (1.6)          (2.6)        (3.9)         (5.7)
  Amortization of deferred policy acquisition costs, net.....         15.1           19.9         39.3          28.4
  Dividends to policyholders.................................        118.3          108.0        228.1         184.5
                                                              ------------------------------------------------------------
    Total closed block benefits and expenses.................        346.9          362.6        732.2         617.5
                                                              ------------------------------------------------------------

    Contribution from the closed block.......................       $ 16.4         $ 22.6       $ 36.7        $ 51.3
                                                              ============================================================

Note 7 -- Derivatives and Hedging Instruments

The Company uses various derivative instruments to hedge and manage its exposure to changes in interest rate levels, foreign exchange rates, and equity market prices, and to manage the duration of assets and liabilities.

The fair value of derivative instruments classified as assets at June 30, 2001 was $39.3 million and appears on the consolidated balance sheet in other assets. The fair value of derivative instruments classified as liabilities at June 30, 2001 was $180.7 million and appears on the consolidated balance sheet in other liabilities.

In certain of these cases, the Company uses hedge accounting as allowed by SFAS No. 133, as amended, by designating derivative instruments as either fair value or cash flow hedges. For derivative instruments that are designated and qualify as fair value hedges, the change in fair value of the derivative instrument as well as the offsetting change in fair value of the hedged item are recorded in net realized investment and other gains and losses. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the change in fair value of the derivative instrument is recorded in other comprehensive income, and then reclassified into income when the hedged item affects income. Hedge effectiveness is assessed quarterly by a variety of techniques including regression analysis and cumulative dollar offset. In certain cases there is no hedge ineffectiveness is assumed because the derivative instrument was constructed such that all the terms of the derivative exactly match the hedged risk in the hedged item.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 7 -- Derivatives and Hedging Instruments - (Continued)

Fair Value Hedges

The Company uses interest rate futures contracts and interest rate swap agreements as part of its overall strategies of managing the duration of assets and liabilities or the average life of certain asset portfolios to specified targets. Interest rate swap agreements are contracts with a counterparty to exchange interest rate payments of a differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal). The net differential to be paid or received on interest rate swap agreements and currency rate swap agreements is accrued and recognized as a component of net investment income.

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

For the three and six month periods ended June 30, 2001, the Company recognized a net gain of $8.4 million and $0.9 million, respectively, related to the ineffective portion of its fair value hedges, and a net loss of $3.2 million and $1.1 million, respectively, related to the portion of the hedging instruments that were excluded from the assessment of hedge effectiveness. For the three months ended June 30, 2001, all of the Company's hedged firm commitments qualified as fair value hedges.

Cash Flow Hedges

The Company uses forward starting interest rate swap agreements to hedge the variable cash flows associated with future asset acquisitions, which will support the Company's long-term care insurance businesses. These agreements will reduce the impact of future interest rate changes on the cost of acquiring adequate assets to support the investment income assumptions used in pricing these products.

The Company uses interest rate futures contracts to hedge the variable cash flows associated with variable benefit payments that it will make on certain annuity contracts.

The Company used interest rate floor agreements to hedge the interest rate risk associated with minimum interest rate guarantees in certain of its life insurance and annuity businesses.

For the three and six month periods ended June 30, 2001, the Company recognized a net loss of $0.4 million and $0.5 million, respectively, related to the ineffective portion of its cash flow hedges, and a net loss of $30.6 million and $22.6 million, respectively, related to the portion of the hedging instruments that was excluded from the assessment of hedge effectiveness. For the three and six month periods ended June 30, 2001, all of the Company's hedged forecast transactions qualified as cash flow hedges.

For the three and six month periods ended June 30, 2001, no amounts were reclassified from other accumulated comprehensive income to earnings and it is anticipated that approximately $3.8 million will be reclassified from other accumulated comprehensive income to earnings within the next twelve months. The maximum length for which variable cash flows are hedged is 24 years.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 7 -- Derivatives and Hedging Instruments - (Continued)

For the three and six month periods ended June 30, 2001, none of the Company's cash flow hedges have been discontinued because it was probable that the original forecasted transaction would not occur by the end of the originally specified time period documented at inception of the hedging relationship.

The transition adjustment for the adoption of SFAS No. 133, as amended, resulted in an increase in other comprehensive income of $23.0 million (net of tax of $12.3 million) representing the accumulation in other comprehensive income of the effective portion of the Company's cash flow hedges as of January 1, 2001. As of June 30, 2001, $20.0 million of losses (net of tax of $10.8 million) representing the effective portion of the change in fair value of derivative instruments designated as cash flow hedges was added to accumulated other comprehensive income, resulting in a balance of $3.0 million (net of tax of $1.6 million).

Derivatives Not Designated as Hedging Instruments

The Company enters into interest rate swap agreements, cancelable interest rate swap agreements, interest rate futures contracts, and interest rate cap and floor agreements to manage exposure to interest rates as described above under Fair Value Hedges without designating the derivatives as hedging instruments.

The Company enters into equity indexed futures contracts and equity indexed option contracts and equity swaps to generate investment return to be credited to equity indexed universal life insurance policies. The gains and losses on these derivatives are included in net investment income, and are offset by crediting similar amounts to policyholders accounts.

Note 8 -- Related Party Transactions

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of John Hancock Life Insurance Company (John Hancock or the Company) as of June 30, 2001, compared with December 31, 2000, and its consolidated results of operations for the three and six month periods ended June 30, 2001 and June 30, 2000, and, where appropriate, factors that may affect future financial performance. The discussion of the Company's consolidated financial results of operations includes the results of the closed block for the six month period ended June 30, 2001 and the period February 1, 2000 (the date the closed block became effective) through June 30, 2000 combined on a line by line basis with the results of operations outside the closed block for such period, as further discussed below. This discussion should be read in conjunction with the Company's MD&A and annual audited financial statements as of December 31, 2000 included in the Company's Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission (SEC) (hereafter referred to, as amended, as the Company's 2000 Form 10-K) and unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.

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

The Reorganization and Initial Public Offering

The Board of Directors of John Hancock Mutual Life Insurance Company (the Mutual Company) unanimously adopted the Plan of Reorganization (the Plan) on August 31, 1999. Under the terms of the Plan, effective February 1, 2000, the Mutual Company converted from a mutual life insurance company to a stock life insurance company (i.e. demutualized) and became a wholly-owned subsidiary of John Hancock Financial Services, Inc. (JHFS), which is a holding company. All policyholder membership interests in the Mutual Company were extinguished on that date and eligible policyholders of the Mutual Company received, in aggregate, 212.8 million shares of common stock, $1,438.7 million of cash and $43.7 million of policy credits as compensation. In connection with the reorganization, the Mutual Company changed its name to John Hancock Life Insurance Company.

In addition, on February 1, 2000, JHFS, the parent company, completed its initial public offering (IPO) in which 102.0 million shares of common stock were issued at a price of $17.00 per share. Net proceeds from the IPO were $1,657.7 million, of which $105.7 million was retained by JHFS and $1,552.0 million was contributed to the Company.

Under the Plan, as of February 1, 2000, the Company created a closed block for the benefit of policies included therein. The purpose of the closed block is to protect the policy dividend expectations of the policies included in the closed block after demutualization. Unless the Commissioner of Insurance of the Commonwealth of Massachusetts and, in certain circumstances the New York Superintendent of Insurance, consent to an earlier termination, the closed block will continue in effect until the date none of such policies are in-force. As of February 1, 2000, the Company segregated closed block assets of $9,343.0 million, an amount that is expected to produce cash flows which, together with anticipated revenues from policies included in the closed block, is expected to be sufficient to provide for payment of policy benefits, taxes and direct asset acquisition and disposal costs, and for continuation of policy dividend scales payable in 1999, so long as the experience underlying such dividend scales continues. The assets allocated to the closed block and any cash flows provided by these assets will solely benefit the holders of policies included in the closed block. As of February 1, 2000, when the closed block was established, total closed block liabilities were $12,118.3 million.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

closed block business experiences substantial adverse deviations in investment, mortality, persistency or other experience factors.

For additional information on the closed block see Note 6 to the unaudited consolidated financial statements and the Company's 2000 Form 10-K, as amended.

The costs relating to the demutualization, excluding costs relating to the offering, were approximately $119.6 million, net of tax, of which $10.9 million, net of tax, was recognized in the six month period ending June 30, 2000. No demutualization costs were incurred in 2001. Demutualization expenses include printing and mailing costs and our aggregate cost of engaging independent accounting, actuarial, financial, investment banking, legal and other consultants to advise us. In addition, our costs include the costs of the staff and advisors of the Massachusetts Division of Insurance and the New York Insurance Department as to the demutualization process and related matters.

Results of Operations

The table below presents the consolidated results of operations for the three and six month periods ended June 30, 2001 and 2000, respectively. For comparability with prior periods, the table below includes the results of operations of the closed block for the three and six month periods ended June 30, 2001, the three month period ended June 30, 2000 and the five month period February 1, 2000 through June 30, 2000 within the six month period ended June 30, 2000 combined on a line by line basis with the results of operations outside the closed block.


                                                             Three months ended         Six months ended
                                                                  June 30,                  June 30,
                                                         ----------------------------------------------------
                                                              2001          2000        2001        2000
                                                              ----          ----        ----        ----
                                                                            (in millions)
Revenues (1).............................................  $2,044.1       $2,186.5    $3,939.1    $4,227.8

Benefits and expenses (1)................................   1,782.8        1,850.1     3,447.3     3,591.4
                                                         ----------------------------------------------------
Income before income taxes, minority
  interest and cumulative effect of
  accounting changes.....................................     261.3          336.4       491.8       636.4

Income taxes.............................................      75.5          107.1       145.3       208.2
                                                         ----------------------------------------------------
Income before minority interest and
  cumulative effect of accounting changes................     185.8          229.3       346.5       428.2
                                                         ----------------------------------------------------

Minority interest........................................      (3.5)          (1.3)      (13.2)       (2.7)

Cumulative effect of accounting changes..................        --             --         7.2          --
                                                         ----------------------------------------------------

Net income...............................................  $  182.3       $  228.0    $  340.5    $  425.5
                                                         ====================================================

(1) Revenues and benefits and expenses above differ from the unaudited consolidated statements of income due to closed block expenses for the three and six month periods ended June 30, 2001 and the three month period ended June 30, 2000 and the period February 1, 2000 through June 30, 2000 of $346.9 million, $362.6 million, $732.2 million and $617.5 million, respectively. These expenses are included in revenues through the contribution from the closed block on the unaudited consolidated statements of income for the three and six month periods ended June 30, 2001 and 2000, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Consolidated income before income taxes, minority interest and cumulative effect of accounting changes of $261.3 million for the three months ended June 30, 2001 decreased by $75.1 million, or 22.3%, from that reported in the comparable prior year period, primarily due to a decrease in net realized investment and other gains (losses) of $80.0 million. The Company generated $20.2 million in net realized investment and other losses in the three months ended June 30, 2001, compared to $59.8 million in net realized investment and other gains for the three months ended June 30, 2000. Net realized investment and other gains generated in 2000 were the result of the initiative to divest the Company of real estate investments, while net realized investment and other losses generated in 2001 were primarily the result of deteriorating economic conditions offset by gains from the sale of equity investments. Income before income taxes, minority interest and cumulative effect of accounting changes in the Corporate and Other Segment decreased $49.7 million primarily driven by the corporate operations businesses in which net investment income and net realized investment and other gains decreased from the comparable prior year period. In addition, income before income taxes and cumulative effect of accounting changes decreased $13.7 million in the Asset Gathering Segment primarily due to a decrease in investment-type product fees. The Investment Management Segment decreased $11.6 million primarily due to lower advisory fees on lower average assets under management in the current period and the receipt of a one-time lawsuit settlement in the timber investment management unit and a performance fee earned by the mezzanine fund manager in the second quarter of 2000. Income before income taxes and cumulative effect of accounting changes decreased $6.7 million in the Protection Segment driven by net realized investment and other gains allocated to the business, partially offset by lower benefits to policyholders and amortization of deferred policy acquisition costs. Partially offsetting these decreases in income before income taxes, minority interest and cumulative effect of accounting changes was an increase in the Guaranteed and Structured Financial Products Segment (G&SFP) of $6.6 million, primarily due to an increase in net investment income resulting from an increase in invested assets backing spread based products.

Revenues of $2,044.1 million for the three months ended June 30, 2001 decreased $142.4 million, or 6.5%, compared to the three months ended June 30, 2000, primarily due to a decrease of $127.5 million in the G&SFP Segment. The decrease in G&SFP revenues is primarily due to a decrease in premiums associated with the sales of single premium annuities. Revenue decreased $26.7 million in the Asset Gathering Segment, primarily due to net realized investment and other losses of $18.1 million for the three months ended June 30, 2001 compared to $4.0 million in gains in the comparable prior year period. In addition, management advisory fee income and commission income decreased $19.7 million primarily from the mutual funds business partially offset by increased investment income in the fixed annuity business. The Investment Management Segment revenues decreased $18.4 million primarily due to lower advisory fees on lower average assets under management in the current period and the receipt of a $9.8 million legal settlement in our timber management operation and a $1.5 million performance fee received by the mezzanine fund manager in the comparable prior year period. In addition, revenues decreased $6.0 million, or 0.8%, in the Protection Segment, primarily due to net realized investment and other losses of $28.7 million compared to gains of $6.8 million in the comparable prior year period. This decrease was partially offset by an increase in investment-type product charges and premiums during the three months ended June 30, 2001. These decreases in revenues were partially offset by an increase in the Corporate and Other Segment, which increased $36.2 million, or 7.0%. Premiums grew by $41.8 million, primarily driven by the Company's majority-owned Canadian subsidiary, The Maritime Life Assurance Company (Maritime) and other income grew by $54.5 million primarily due to the acquisition of Signature Fruit, LLC. (Signature Fruit), a subsidiary who acquired certain assets and assumed certain liabilities out of bankruptcy of Tri-Valley Growers, Inc., in corporate operations. Partially offsetting these increases in revenues within Corporate and Other was a decrease in net realized investment and other gains of $25.8 million and a decrease in net investment income of $28.7 million primarily due to the utilization of capital for the stock buy back program, dividend paid to shareholders and capital supplied for the growth of the retail and institutional businesses.

Benefits and expenses of $1,782.8 million for the three months ended June 30, 2001 decreased $67.3 million, or 3.6%, compared to the three months ended June 30, 2000. The decrease is driven by G&SFP decreasing $134.1 million, or 25.2%, primarily due to a decrease in reserves reflecting the 100% reinsurance of single premium annuities in the current period. Benefits and expenses in the Asset Gathering Segment decreased $13.1 million primarily due to a decrease in operating expenses and amortization of deferred policy acquisition costs. Operating expenses decreased due to lower commission expense in the mutual fund business driven by lower front-end load charge mutual fund sales and lower redemptions of deferred sales charge mutual fund shares. Amortization of deferred policy acquisition costs decreased primarily due to improved separate account performance and lower lapses. In addition, expenses in the Investment Management Segment decreased $6.8 million driven by lower operating expenses due to a decline in incentive compensation payments in the comparable prior year period and the legal settlement in the timber investment management business in the prior year period. Partially offsetting these

                       JOHN HANCOCK LIFE INSURANCE COMPANY

decreases in benefits and expenses was an increase in the Corporate and Other Segment of $85.9 million, primarily due to an increase in policyholder benefits in Maritime on increases in premiums, and from the impact of the acquisition of Signature Fruit. The Protection Segment increased $0.8 million, or 0.1%, primarily due to a decrease in the amortization of deferred policy acquisition costs in both the traditional and non-traditional life insurance products partially offset by an increase in operating expenses.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Consolidated income before income taxes, minority interest and cumulative effect of accounting changes of $491.8 million for the six months ended June 30, 2001 decreased by $144.6 million, or 22.7%, from that reported in the comparable prior year period, primarily due to a decrease in net realized investment and other gains (losses) of $125.2 million. The Company generated $43.9 million in net realized investment and other losses in the six months ended June 30, 2001, compared to $81.3 million in net realized investment and other gains for the six months ended June 30, 2000. Net realized investment and other gains generated in 2000 were the result of the initiative to divest the Company of real estate investments, while losses generated in 2001 were primarily the result of difficult economic conditions. Income before taxes, minority interest and cumulative effect of accounting changes in the Corporate and Other Segment decreased $70.7 million primarily due to the impact on corporate operations of lower realized gains and the inclusion of Signature Fruit in operating expenses. Partially offsetting these decreases in the Corporate and Other Segment was an increase at Maritime, primarily due to favorable experience in Maritime's individual life insurance business and group insurance business. The Investment Management Segment income before income taxes, minority interest and cumulative effect of accounting changes decreased $39.5 million on lower advisory fee income partially offset by lower operating expenses. Investment Management Segment advisory fees decreased due to lower average asset under management in the current period, one-time fees, a lawsuit settlement in the timber investment management unit and a performance fee earned by the mezzanine fund manager all occurring in the prior year period. The Asset Gathering Segment decreased $32.8 million due to lower commission income from lower sales and redemptions in the mutual funds business and lower net realized investment and other gains, partially offset by lower operating expense. The Protection Segment decreased $3.9 million primarily due to net realized investment and other losses and increased amortization of deferred policy acquisition costs during the period, partially offset by lower operating expenses. Partially offsetting these decreases in income before income taxes, minority interest and cumulative effect of accounting changes was an increase of $2.3 million in the Guaranteed and Structured Financial Products Segment (G&SFP) due to growth in its spread based business.

Revenues of $3,939.1 million for the six months ended June 30, 2001 decreased $288.7 million, or 6.8%, compared to the six months ended June 30, 2000, primarily due to a decrease in revenue of $113.7 million in the G&SFP Segment, a decrease of 10.5%. The decrease in G&SFP revenues is primarily due to sales of single premium annuities. Partially offsetting the decrease in premiums in G&SFP was growth in net investment income resulting from an increase in invested assets backing spread based products compared to the prior year period. Revenues increased $9.1 million, or 0.6%, in the Protection Segment, primarily due to net realized investment and other losses, partially offset by an increase in net investment income. The Corporate and Other Segment decreased $91.9 million, or 9.2%, primarily due to a decrease of $126.3 million of net investment income driven by the mark-to-market adjustments on equity securities backing universal life products issued by Maritime, and nonrecurring investment income on IPO proceeds earned in the prior year. Maritime's mark-to-market adjustments are largely offset by changes to policyholder benefits and deferred acquisition costs. In addition, realized gains from venture capital partnerships decreased by $19.5 million. The Investment Management Segment revenues decreased $62.0 million, or 48.2%, primarily due to nonrecurring advisory fee income. Investment Management Segment advisory fee income in the prior year period included the receipt of a $45.3 million incentive fee in connection with the restructuring of a timber management contract, as well as the lawsuit settlement and a $6.1 million performance fee received by the mezzanine fund manager. Asset Gathering Segment revenues decreased $30.2 million, or 5.0%, primarily due to a decrease in management advisory fees and commission income from the mutual funds business of $55.4 million , driven by the impact of redemptions, market depreciation and lower sales. These decreases were partially offset by an increase in net investment income of $26.7 million driven by fixed annuity business growth and $21.1 million in increased premiums primarily due to the single premium immediate annuity business.

Benefits and expenses of $3,447.3 million for the six months ended June 30, 2001 decreased $144.1 million, or 4.0%, compared to the six months ended June 30, 2000. The decrease is driven by G&SFP decreasing $116.0 million, or 12.5%, primarily due to sales of single premium annuities.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

The Investment Management Segment's benefits and expenses decreased $22.6 million, or 30.8%, driven by a decrease in operating expenses due to incentive compensation payments in the comparable prior year period associated with the restructuring of a portfolio in the timber investment management business and the legal settlement in the prior year period. In addition, the Corporate and Other Segment benefits and expenses decreased $21.1 million, or 2.5%, driven by a $79.0 million decrease in benefits to policyholders, primarily due to reduced policyholder credits on negative mark-to-market adjustments on equity securities supporting Maritime's universal life policies and favorable experience in the individual life insurance and group insurance lines of business, partially offset by an increase in operating expenses in corporate operations, primarily the result of the acquisition of Signature Fruit. Partially offsetting these decreases is an increase in the Protection Segment, which increased in benefits and expenses of $13.0 million, or 1.1%, primarily due to increased amortization of deferred policy acquisition costs, which was partially offset by a decrease in other operating costs and expenses. In addition, Asset Gathering Segment increased benefits and expenses of $2.7 million, or 0.5%, is primarily due to increased benefits to policyholders, partially offset by lower operating expenses driven by lower commission expense in the mutual fund business on lower front end load charge mutual fund sales and lower redemptions of deferred sales charge mutual fund shares.

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

      We evaluate segment performance and base management's incentives on segment after-tax operating income, which excludes the effect of net realized investment and other gains and losses and other unusual or non-recurring events and transactions. Segment after-tax operating income is determined by adjusting GAAP net income for net realized investment and other gains and losses, extraordinary items, and certain other items, which we believe are not indicative of overall operating trends. While these items may be significant components in understanding and assessing our consolidated financial performance, we believe that the presentation of segment after-tax operating income enhances the understanding of our results of operations by highlighting net income attributable to the normal, recurring operations of the business. However, segment after-tax operating income is not a substitute for net income determined in accordance with GAAP.

      A discussion of the adjustments to GAAP reported income, many of which affect each operating segment, follows the table below. A reconciliation of segment after-tax operating income, as adjusted, to GAAP reported net income precedes each segment discussion.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                                             Three months ended                 Six months ended
                                                                  June 30,                          June 30,
                                                     ----------------------------------------------------------------------
                                                           2001            2000              2001              2000
                                                     ----------------------------------------------------------------------
                                                                                 (in millions)
Segment Data: (1)
Segment after-tax operating income:
  Protection Segment.................................    $  77.4         $  54.3           $ 145.5           $ 123.8
  Asset Gathering Segment............................       37.4            29.3              68.9              65.6
                                                     ----------------------------------------------------------------------
    Total Retail.....................................      114.8            83.6             214.4             189.4
  Guaranteed and Structured Financial Products
    Segment..........................................       58.9            55.1             117.3             109.3
  Investment Management Segment......................        4.6            11.0              10.0              32.4
                                                     ----------------------------------------------------------------------
    Total Institutional..............................       63.5            66.1             127.3             141.7
  Corporate and Other Segment........................       22.5            29.6              39.9              50.0
                                                     ----------------------------------------------------------------------
  Total segment after-tax operating income...........      200.8           179.3             381.6             381.1

After-tax adjustments: (1)
    Realized investment and other
      gains (losses), net............................      (14.2)           38.8             (29.0)             50.1
    Restructuring charges............................       (4.3)           (0.8)            (19.3)             (7.7)
    Group pension dividend transfer..................         --              --                --               5.7
    Demutualization expenses.........................         --             3.5                --              (0.7)
    Other demutualization related costs..............         --              --                --             (10.2)
    Surplus tax......................................         --             7.2                --               7.2
                                                     ----------------------------------------------------------------------
  Total after-tax adjustments........................      (18.5)           48.7             (48.3)             44.4
                                                     ----------------------------------------------------------------------

  Income before cumulative effect of accounting
    changes..........................................      182.3           228.0             333.3             425.5
  Cumulative effect of accounting changes............                         --               7.2                --
                                                     ----------------------------------------------------------------------
  Net income.........................................    $ 182.3         $ 228.0           $ 340.5           $ 425.5
                                                     ======================================================================

(1) See "Adjustments to GAAP Reported Net Income" set forth below.

Adjustments to GAAP Reported Net Income

      Our GAAP reported net income is affected by net realized investment and other gains and losses and other unusual or non-recurring events and transactions presented in the reconciliation of GAAP reported net income to segment after-tax operating income in Note 3 -- Segment Information in the notes to the unaudited consolidated financial statements. A description of these adjustments follows.

      In both periods, net realized investment and other gains and losses, except for gains and losses from mortgage securitizations and mezzanine funds have been excluded from segment after-tax operating income due to their volatility between periods and because such data are often excluded by analysts and investors when evaluating the overall financial performance of insurers.

      The volatility between periods can be impacted by economic conditions, as well as by changes in the volume of activity, which can be influenced by us and our investment decisions. Net realized investment and other gains and losses from mortgage securitizations and mezzanine funds were not excluded from segment after-tax operating income because we view the related gains and losses as an integral part of the core business of those operations.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      Net realized investment and other gains have been reduced by: (1) amortization of deferred policy acquisition costs to the extent that such amortization results from net realized investment and other gains and losses and
(2) the portion of net realized investment and other gains and losses credited to participating pension contractholder accounts. We believe presenting net realized investment and other gains and losses in this format provides information useful in evaluating our operating performance. This presentation may not be comparable to presentations made by other insurers. Summarized below is a reconciliation of (a) net realized investment and other gains and losses per the unaudited consolidated financial statements and (b) the adjustment made for net realized investment and other gains and losses to calculate segment after-tax operating income for the three and six month periods ended June 30, 2001 and 2000, respectively.

                                                                  Three months ended         Six months ended
                                                                       June 30,                  June 30,
                                                              ------------------------------------------------------
                                                                  2001         2000         2001          2000
                                                              ------------------------------------------------------
                                                                                  (in millions)
Net realized investment and other gains (losses) ...........     $(12.5)      $ 59.1       $(55.4)      $ 79.8
Amortization of deferred policy acquisition costs related to
  net realized investment gains (losses)....................        6.7         (1.8)         5.9         (3.1)
Amounts credited (charged) to participating pension contract
  holder accounts...........................................      (14.4)         2.5          5.6          4.6
                                                              ------------------------------------------------------
Net realized investment and other gains (losses), net of
  related amortization of deferred policy acquisition costs
  and amounts credited to participating pension contract
  holders per unaudited consolidated financial
  statements (1)............................................      (20.2)        59.8        (43.9)        81.3
Realized investment (gains) losses attributable to mortgage
  securitizations and mezzanine funds.......................        0.1         (0.2)        (2.5)        (2.0)
                                                              ------------------------------------------------------
Realized investment and other gains (losses), net - pre-tax
  adjustment to calculate segment operating income..........      (20.1)        59.6        (46.4)        79.3
Less income tax effect......................................        5.9        (20.8)        17.4        (29.2)
                                                              ------------------------------------------------------
Realized investment and other gains (losses), net -
  after-tax adjustment to calculate segment operating income     $(14.2)      $ 38.8       $(29.0)      $ 50.1
                                                              ======================================================

(1) Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs and amounts credited to participating pension contractholders for the three and six month periods ended June 30, 2001 and 2000, respectively, includes $(11.9) million and $(3.2) million and $(9.2) million and $(0.1) million, in net realized losses generated in the closed block. This balance is included in contribution from the closed block in the unaudited consolidated financial statements.

      As part of the Company's Competitive Position Project we have incurred after-tax restructuring charges to reduce costs and increase future operating efficiency by consolidating portions of our operations. Additional information regarding restructuring costs is included in Note 4 - Severance in the notes to the unaudited consolidated financial statements. After-tax restructuring costs were $4.3 million and $0.8 million for the three month periods ended June 30, 2001 and 2000, respectively, and $19.3 million and $7.7 million for the six month periods ended June 30, 2001 and 2000, respectively.

      During 1999, we recorded an amount related to the transfer of certain assets from the Guaranteed and Structured Financial Products Segment to the corporate account within the Corporate and Other Segment. The $5.7 million after-tax credit occurring in the first quarter of 2000 is a change in estimate of this transaction based on information that became available in 2000.

      In December 2000, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 00-3 (SOP 00-3 SOP 00-3, which was adopted with respect to accounting for demutualization expenses by the Company effective on December 31, 2000, requires that demutualization related expenses be classified as a single line item within income from continuing operations and should not be classified as an extraordinary item. The adoption of SOP 00-3 resulted in the reclassification of demutualization expenses previously recorded as an extraordinary item for the three and six month periods ended June 30, 2000 of a $3.5 million after-tax credit and a $0.7 million after-tax expense, respectively. No demutualization costs were recognized in 2001. The Company considers demutualization expenses to be an adjustment to GAAP recorded net income.

      The Company incurred after-tax charges for demutualization related expenses to improve our financial analysis and financial reporting abilities. These charges primarily included consulting fees and planning and expense management costs. After-tax charges for demutualization related expenses were $10.2 million for the six month periods ended June 30, 2000, respectively. No such costs were incurred in 2001.

      Effective within the year 2000, the Company is no longer subject to the surplus tax imposed on mutual life insurance companies. During the three and six month periods ended June 30, 2000 the Company recognized a reduction in equity based taxes of $7.2 million, resulting from a revised estimate related to prior years. This after-tax credit was excluded from after-tax operating income for these periods.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Retail-Protection Segment

The following table presents certain summary financial data relating to the Protection Segment for the periods indicated.

                                                                  Three months ended              Six months ended
                                                                       June 30,                       June 30,
                                                                  2001           2000           2001           2000
                                                            --------------------------------------------------------------
                                                                                    (in millions)
Revenues (1)..............................................      $ 737.8        $ 708.4       $ 1,468.2      $ 1,406.7

Benefits and expenses.....................................        621.0          625.4         1,245.4        1,220.6

Income taxes..............................................         39.4           28.7            77.3           62.3
                                                            --------------------------------------------------------------

Segment after-tax operating income (1)....................         77.4           54.3           145.5          123.8
                                                            --------------------------------------------------------------

After-tax adjustments: (1)
  Realized investment and other gains
    (losses), net.........................................        (18.1)           4.1           (23.6)           9.0
  Surplus tax.............................................           --            2.9              --            2.9
  Demutualization expenses................................           --            2.4              --           (6.9)
  Restructuring charges...................................         (1.6)          (0.6)           (2.8)          (3.6)
                                                            --------------------------------------------------------------
Total after-tax adjustments...............................        (19.7)           8.8           (26.4)           1.4
                                                            --------------------------------------------------------------

GAAP Reported:
Income before cumulative effect of accounting changes.....         57.7           63.1           119.1          125.2
Cumulative effect of accounting changes, net of tax.......           --             --            11.7             --
                                                            --------------------------------------------------------------
Net income................................................      $  57.7        $  63.1       $   130.8      $   125.2
                                                            ==============================================================

Other Data:
Segment after-tax operating income:
  Non-traditional life (variable and universal life)......      $  30.8        $  21.9       $    61.9      $    48.1
  Traditional life........................................         30.6           22.2            56.1           56.7
  Long-term care..........................................         15.5           11.2            28.9           20.1
  Other...................................................          0.5           (1.0)           (1.4)          (1.1)
                                                            --------------------------------------------------------------
Segment after-tax operating income (1)....................      $  77.4        $  54.3       $   145.5      $   123.8
                                                            ==============================================================

(1) See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Segment after-tax operating income was $77.4 million for the three months ended June 30, 2001, an increase of $23.1 million, or 42.5%, from $54.3 million for the three months ended June 30, 2000. Non-traditional life insurance business after-tax operating income increased $8.9 million, or 40.6%, primarily due to increased fee income. Traditional life insurance business after-tax operating income increased $8.4 million, or 37.8%, primarily resulting from reductions in operating expenses. Individual long-term care insurance business after-tax operating income increased $4.2 million, or 47.2%, resulting from higher investment income and positive morbidity gains driven by the growth in business. Group long-term care insurance business after-tax operating income increased $0.1 million, or 4.3%.

Revenues were $737.8 million for the three months ended June 30, 2001, an increase of $29.4 million, or 4.2%, from $708.4 million for the three months ended June 30, 2000. Premiums increased $8.9 million, or 2.8%, primarily due to individual long-term care insurance premiums, which increased $21.5 million, or 33.2%, driven by continued growth in the business and the Fortis acquisition. Partially offsetting this increase was a decline in traditional life insurance premiums of $12.6 million, or 5.2%, driven by a decrease in direct term life insurance premiums due to the impact on sales of Regulation XXX price increases, and decreased whole life insurance premiums due to

                       JOHN HANCOCK LIFE INSURANCE COMPANY

customers' continued focus on non-traditional life products. Universal life and investment-type product charges consist primarily of cost of insurance fees and separate account fees and were $101.9 million for the three months ended June 30, 2001, an increase of $14.7 million, or 16.9%, from $87.2 million for the three months ended June 30, 2000. This was primarily due to increases in both universal and variable life insurance product fees, of $7.2 million and $7.5 million respectively from the comparable prior year period, primarily driven by advisory fee increases and universal life account value increases. The segment's net investment income increased $7.2 million, or 2.4%, primarily due to increased asset balances and improved portfolio yields.

Benefits and expenses were $621.0 million for the three months ended June 30, 2001, a decrease of $4.4 million, or 0.7%, from $625.4 million for the three months ended June 30, 2000. Benefits to policyholders decreased $6.7 million, or 1.8%, due primarily to a decrease in benefits in the traditional life business, driven by lower surrenders. Other operating costs and expenses decreased $12.9 million primarily due to a decrease of $31.1 million in operating expenses on traditional life insurance products. Dividends to policyholders increased $7.9 million, or 6.8%, primarily due to increased dividends on traditional life insurance products partially resulting from the implementation of a revised acquisition modeling system. Amortization of deferred policy acquisition costs increased $7.4 million, or 22.8%, due to increased amortization resulting from revised projections of estimated gross profits based upon changes in estimated future mortality and expense margins, and revised estimates relating to the implementation of new modeling systems during the period in both the traditional and non-traditional life insurance products. The Segment's effective tax rate on operating income was 33.7% and 34.5% for the three months ended June 30, 2001 and 2000, respectively.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Segment after-tax operating income was $145.5 million for the six months ended June 30, 2001, an increase of $21.7 million, or 17.5%, from $123.8 million for the six months ended June 30, 2000. Non-traditional life insurance after-tax operating income increased $13.8 million, or 28.7%, primarily due to higher fee income and net investment income. Traditional life insurance after-tax operating income decreased $0.6 million, or 1.1%, primarily resulting from higher amortization of deferred policy acquisitions costs related to anticipated changes to future dividend scales, mostly offset by reductions in operating expenses. Individual long-term care insurance after-tax operating income increased $9.6 million, or 51.1%, resulting from higher investment income and positive morbidity gains. Group long-term care insurance after-tax operating income decreased $0.8 million, or 61.5%.

Revenues were $1,468.2 million for the six months ended June 30, 2001, an increase of $61.5 million, or 4.4%, from $1,406.7 million for the six months ended June 30, 2000. Premiums increased $16.0 million, or 2.5%, primarily due to individual long-term care insurance premiums, which increased $40.6 million, or 31.0%, driven by continued growth in the business and the Fortis acquisition. Partially offsetting this increase was a decline in traditional life insurance premiums of $17.5 million, or 3.5%, driven by a decrease in term life insurance premiums due to the impact on sales of Regulation XXX price increases and decreased whole life insurance premiums due to customers' continued focus on non-traditional life products. Universal life and investment-type product charges were $203.8 million for the six months ended June 30, 2001, an increase of $5.2 million, or 2.6%, from $198.6 million for the six months ended June 30, 2000. This increase was due primarily to the universal life insurance product fees, which increased by $9.6 million, or 34.2%, from the comparable prior year period, primarily driven by increased fees due to higher account values. Segment net investment income increased $39.2 million, or 6.7%, primarily due to increased asset balances and improved portfolio yields.

Benefits and expenses were $1,245.4 million for the six months ended June 30, 2001, an increase of $24.8 million, or 2.0%, from $1,220.6 million for the six months ended June 30, 2000. Benefits to policyholders increased $1.2 million, or 0.2%. Other operating costs and expenses decreased $15.5 million primarily due to a decrease of $38.2 million in operating expenses on traditional life insurance products. Dividends to policyholders increased $1.8 million, or 0.8%, primarily due to increased dividends on traditional life insurance products. Amortization of deferred policy acquisition costs increased $37.2 million, or 68.8%, primarily due to increased amortization resulting from change in the dividend scale in the traditional life products and changes in estimated future mortality an expense margins in non-traditional life products. The Segment's effective tax rate on operating income was 34.7% and 33.5% for the six months ended June 30, 2001 and 2000, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Retail-Asset Gathering Segment

     The following table presents certain summary financial data relating to the Asset Gathering Segment for the periods indicated.

                                                                  Three months ended                 Six months ended
                                                                       June 30,                          June 30,
                                                                 2001            2000             2001             2000
                                                           --------------------------------------------------------------------
                                                                                      (in millions)
Revenues (1)..............................................      $294.9          $299.5           $583.8           $596.9

Benefits and expenses.....................................       239.4           256.1            481.5            498.9

Income taxes..............................................        18.1            14.1             33.4             32.4
                                                           --------------------------------------------------------------------

Segment after-tax operating income (1)....................        37.4            29.3             68.9             65.6
                                                           --------------------------------------------------------------------

After-tax adjustments: (1)
  Realized investment and other
    gains, net............................................       (11.2)            2.5             (6.6)             3.7
  Surplus tax.............................................          --             0.1               --              0.1
  Demutualizaton expenses, net of tax.....................          --             0.5               --             (0.1)
  Other demutualization related costs.....................          --              --               --             (1.4)
  Restructuring charges...................................        (1.9)           (0.1)           (15.1)            (1.0)
                                                           --------------------------------------------------------------------
Total after-tax adjustments...............................       (13.1)            3.0            (21.7)             1.3
                                                           --------------------------------------------------------------------

Income before cumulative effect of accounting changes.....        24.3            32.3             47.2             66.9
Cumulative effect of accounting changes...................          --              --             (0.5)              --
                                                           --------------------------------------------------------------------

Net income................................................      $ 24.3          $ 32.3           $ 46.7           $ 66.9
                                                           ====================================================================

Other Data:
Segment after-tax operating income (loss):
  Annuity.................................................      $ 21.5          $ 19.8           $ 41.7           $ 45.6
  Mutual funds............................................        13.7            10.7             28.1             22.1
  Other...................................................         2.2            (1.2)            (0.9)            (2.1)
                                                           --------------------------------------------------------------------
Segment after-tax operating income........................      $ 37.4          $ 29.3           $ 68.9           $ 65.6
                                                           ====================================================================

(1) See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Segment after-tax operating income was $37.4 million for the three months ended June 30, 2001, an increase of $8.1 million, or 27.6%, from $29.3 million reported in the comparable prior year period. Annuity business after-tax operating income was $21.5 million for the three months ended June 30, 2001, an increase of $1.7 million, or 8.6%, primarily due to increased net investment income and lower operating expenses, partially offset by increased benefits to policyholders and reduced fees on variable annuity products. Mutual funds after-tax operating income increased $3.0 million, or 28.0%, primarily due to lower commissions and operating expenses that decreased $25.6 million, or 25.8% from the comparable prior year period.

Revenues were $294.9 million for the three months ended June 30, 2001, a decrease of $4.6 million, or 1.5%, from $299.5 million reported for the comparable prior year period. The decrease in revenues was primarily due to lower management advisory fees and commission income which decreased $19.7 million, or 14.2% driven by the mutual funds business due to a decrease in average assets under management and lower sales. Net investment income was $122.8 million for the three months ended June 30, 2001, an increase of $9.5 million, or 8.3%, from $113.3 million reported in the comparable prior year period. Net investment income increased primarily due to increases in invested assets backing fixed annuity products. Investment-type product fees were $32.6 million for the three months ended June 30, 2001, a decrease of $1.7 million, or 5.0%, from $34.3 million reported for the comparable prior year period.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

The decrease in investment-type product fees is primarily due to a decline in the average variable annuity reserves which decreased 16.4% to $6,530.7 million for the three months ended June 30, 2001 from $7,809.6 million reported in the comparable prior year period. The decrease in average variable annuity reserves is driven by depreciation of the equity markets. The mortality and expense fees as a percentage of average account balances were 1.29% for the three months ended June 30, 2001 and 2000.

Investment management revenues, commissions, and other fees were $119.1 million for the three months ended June 30, 2001, a decrease of $19.7 million, or 14.2%, from $138.8 million for the comparable prior year period. Average mutual fund assets under management were $30,139.3 million for the three months ended June 30, 2001, a decrease of $2,332.3 million or 7.2%, from $32,471.6 million reported in the comparable prior year period, due to net redemptions and market depreciation in latter half of the prior year. The mutual fund business experienced net redemptions for the three months ended June 30, 2001 of $136.5 million compared to net redemptions of $60.4 million in the comparable prior year period. Excluding the sale of the full service retirement business, the mutual fund business incurred $186.8 million in net deposits for the three months ended June 30, 2001. The redemptions related to the sale of the full-service retirement plan business were $323.3 million. The mutual fund business assets under management grew due to realized net market appreciation of $1,625.4 million for the three months ended June 30, 2001 compared to $1,096.6 million of market depreciation in the comparable prior year period. Deposits and reinvestments for the second quarter of 2001 increased to $1,529.7 million, an increase of $210.8 million, or 16.0%, compared to $1,318.9 million in the comparable prior year period. Investment advisory fees were $47.0 million for the three months ended June 30, 2001, a decrease of $0.5 million, or 1.0%, from $47.5 million reported in the comparable prior year period and were 0.62% and 0.59% of average mutual fund assets under management for the three months ended June 30, 2001 and 2000, respectively. Underwriting and distribution fees decreased $20.7 million, or 26.4%, to $57.6 million for the three months ended June 30, 2001, primarily due to a decrease in front end load charge mutual fund sales and lower deferred sales charges due to decreased redemptions. Shareholder service and other fees were $14.7 million for the three months ended June 30, 2001.

Benefits and expenses decreased $16.7 million, or 6.5%, to $239.4 million for the three months ended June 30, 2001 from $256.1 million reported in the comparable prior year period. Benefits to policyholders increased $22.9 million, or 25.5%, primarily due to an increase in interest credited on fixed annuity account balances due to higher average account balances. Other operating costs and expenses decreased $32.3 million, or 22.2%, to $112.9 million for the three months ended June 30, 2001 from $145.2 million reported in the comparable prior year period primarily due to the decrease in commission fees incurred in the mutual fund business, the result of lower front-end load mutual fund sales and lower deferred sales charges due to lower redemptions. In addition, operating expenses decreased in the annuities and mutual fund businesses due to expense reduction programs. The decrease in expenses in the mutual fund business was driven by lower subadvisory asset based fees due to a decline in average assets under management and the sale of the retirement plan record-keeping business. Amortization of deferred policy acquisition costs decreased $7.3 million, or 34.8%, to $13.7 million for the three months ended June 30, 2001 from $21.0 million reported in the comparable prior year period, primarily in the variable annuities business due to improved separate account performance and lower lapses. The Segment's effective tax rate on operating income was 32.6% and 32.5% for the three months ended June 30, 2001 and 2000, respectively.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Segment after-tax operating income was $68.9 million for the six months ended June 30, 2001, an increase of $3.3 million, or 5.0%, from $65.6 million reported in the comparable prior year period. Annuity business after-tax operating income was $41.7 million for the six months ended June 30, 2001, a decrease of $3.9 million, or 8.6%, primarily due an increase in benefits to policyholders, partially offset by increased net investment income. Mutual funds after-tax operating income increased $6.0 million, or 27.1%, primarily due to lower commissions and operating expenses that decreased $59.0 million, or 28.3% from the comparable prior year period, partially offset by lower management advisory fees, commissions, and other fee revenue.

Revenues were $583.8 million for the six months ended June 30, 2001, a decrease of $13.1 million, or 2.2%, from $596.9 million reported for the comparable prior year period. The decrease in revenues was due to lower management advisory fees and commission income decreased $55.4 million;, or 19.1% primarily from the mutual funds business due to a decrease in average assets under management and lower sales. Net investment income was $242.6 million for the six months ended June 30, 2001, an increase of $26.7 million, or 12.4%, from $215.9 million reported in the comparable prior year period. Net investment income increased primarily due to increases in invested assets backing fixed annuity products. Investment-type product fees were $65.4 million for the six months ended June 30, 2001, a decrease of $4.5 million, or 6.4%, from $69.9 million reported for the comparable prior year period. The decrease in investment-type product fees is primarily due to a decline in the average variable annuity reserves,

                       JOHN HANCOCK LIFE INSURANCE COMPANY

driven by depreciation of the equity markets and lapses in the latter half of the prior year. Average variable annuity reserves decreased 10.1% to $6,932.9 million for the six months ended June 30, 2001 from $7,712.8 million reported in the comparable prior year period. The mortality and expense fees as a percentage of average account balances were 1.24% and 1.36% for the six months ended June 30, 2001 and 2000, respectively.

Investment management revenues, commissions, and other fees were $234.4 million for the six months ended June 30, 2001, a decrease of $55.4 million, or 19.1%, from $289.8 million for the comparable prior year period. Average mutual fund assets under management were $30,349.8 million for the six months ended June 30, 2001, a decrease of $2,322.6 million or 7.1%, from $32,672.4 million reported in the comparable prior year period, due to redemptions and market depreciation in the latter half of the prior year. The mutual fund business experienced net deposits for the six months ended June 30, 2001 of $124.1 million compared to net redemptions of $364.4 million in the comparable prior year period, despite difficult market conditions in the six months ended June 30, 2001. The mutual fund business incurred $257.3 million in net redemptions for the six months ended June 30, 2001 related to the sale of the full-service retirement plan business. Absent this one time event, the mutual fund business experienced net deposits of $381.4 million for the same period. Deposits and reinvestments for the six months ended June 30, 2001 include the funding of a $247 million institutional advisory account. Investment advisory fees were $93.1 million for the six months ended June 30, 2001, a decrease of $2.3 million, or 2.4%, from $95.4 million reported in the comparable prior year period and were 0.61% and 0.59% of average mutual fund assets under management for the six months ended June 30, 2001 and 2000, respectively. Underwriting and distribution fees decreased $53.9 million, or 31.6%, to $116.6 million for the six months ended June 30, 2001, primarily due to a decrease in front end load mutual fund sales and lower deferred sales charges due to decreased redemptions. Shareholder service and other fees were $24.9 million for the six months ended June 30, 2001 compared to $23.9 million reported in the comparable prior year period.

Benefits and expenses decreased $17.4 million, or 3.5%, to $481.5 million for the six months ended June 30, 2001 from $498.9 million reported in the comparable prior year period. Benefits to policyholders increased $48.5 million, or 28.6%, primarily due to an increase in interest credited on fixed annuity account balances due to higher average account balances. Other operating costs and expenses decreased $66.9 million, or 22.8%, to $226.1 million for the six months ended June 30, 2001 from $293.0 million reported in the comparable prior year period. The decrease was primarily due to the decrease in commission fees incurred in the mutual fund business, the result of lower front-end load mutual fund sales and lower deferred sales charges due to lower redemptions. In addition, mutual fund operating expenses decreased due to operating efficiencies, lower subadvisory asset based fees due to a decline in average assets under management, and the sale of the retirement plan record-keeping business. Amortization of deferred policy acquisition costs increased $1.0 million to $37.1 million for the six months ended June 30, 2001 from $36.1 million reported in the comparable prior year period. The Segment's effective tax rate on operating income was 32.6% and 33.0% for the six months ended June 30, 2001 and 2000, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Institutional-Guaranteed and Structured Financial Products Segment

      The following table presents certain summary financial data relating to the Guaranteed and Structured Financial Products Segment for the periods indicated.

                                                          Three months ended             Six months ended
                                                               June 30,                      June 30,
                                                          2001          2000            2001           2000
                                                     -------------------------------------------------------------
                                                                            (in millions)
Revenues (1)                                            $ 485.7       $ 617.5         $ 988.4        $1,099.5

Benefits and expenses                                     398.0         533.4           812.9           932.7

Income taxes                                               28.8          29.0            58.2            57.5
                                                     -------------------------------------------------------------

Segment after-tax operating income (1)                     58.9          55.1           117.3           109.3
                                                     -------------------------------------------------------------

After-tax adjustments: (1)
  Realized investment and other gains
     (losses), net                                         (6.2)         (8.4)          (14.4)          (13.1)
  Restructuring charges                                    (0.6)         (0.1)           (0.7)           (2.2)
  Surplus tax                                                --           1.5              --             1.5
  Demutualization expenses                                   --           0.4              --            (0.2)
  Other demutualization related costs                        --          (0.1)             --            (1.7)
  Group pension dividend transfer                            --            --              --             5.7
                                                     -------------------------------------------------------------
Total after-tax adjustments                                (6.8)         (6.7)          (15.1)          (10.0)
                                                     -------------------------------------------------------------

Income before cumulative effect of
  accounting changes                                       52.1          48.4           102.2            99.3
Cumulative effect of accounting changes,
  net of tax                                                 --            --            (1.2)             --
                                                     -------------------------------------------------------------
Net income                                              $  52.1       $  48.4         $ 101.0        $   99.3
                                                     =============================================================

Other Data:
Segment after-tax operating income:
  Spread-based products                                 $  52.7       $  46.0         $ 104.4        $   92.3
  Fee-based products                                        6.2           9.1            12.9            17.0
                                                     -------------------------------------------------------------
Segment after-tax operating income (1)                  $  58.9       $  55.1         $ 117.3        $  109.3
                                                     =============================================================

(1) See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

      Segment after-tax operating income was $58.9 million for the three months ended June 30, 2001, an increase of $3.8 million, or 6.9%, from $55.1 million reported in the comparable prior-year period. Spread-based products after-tax operating income was $52.7 million, an increase of $6.7 million, or 14.6%, from $46.0 million reported in the comparable prior year period, primarily due to increased investment income, the result of an increase in average invested assets. Fee-based product after-tax operating income was $6.2 million, a decrease of $2.9 million, or 31.9%, from $9.1 million reported in the comparable prior year period, primarily due to lower asset-based fees on Separate Account GICs.

      Revenues decreased $131.8 million, or 21.3%, to $485.7 million for the three months ended June 30, 2001 from $617.5 million reported in the comparable prior year period, largely due to a $167.8 million decrease in premiums, the result of lower single premium annuity sales. Investment-type product charges were $12.9 million for the three months ended June 30, 2001, a decrease of $3.9 million, or 23.2%, primarily due to lower asset based fees on Separate Account GICs. Investment-type product charges were 0.52% and 0.55% of average fee-based policy reserves for the three months ended June 30, 2001 and 2000, respectively. Net investment income increased

                       JOHN HANCOCK LIFE INSURANCE COMPANY

$39.9 million, or 9.5%, to $464.4 million for the three months ended June 30, 2001 from $424.5 million reported in the comparable prior year period, primarily as a result of a higher level of average invested assets backing spread-based products., which increased $4,332.3 million, or 26.0% to $21,021.4 million for the three months ended June 30, 2001 from $16,689.1 million reported in the comparable prior year period. The average investment yield on these invested assets decreased to 7.85% for the three months ended June 30, 2001 compared to 8.79% reported in the prior year period, reflecting the lower interest rate environment in the current period.

      Benefits and expenses decreased $135.4 million, or 25.4%, to $398.0 million for the three months ended June 30, 2001 from $533.4 million reported in the comparable prior year period, primarily due to the decrease in benefits to policyholders as a result of decreased sales of single premium annuity contracts, partially offset by an increase in interest credited. The increase in interest credited was driven by higher average account balances for spread-based products of $3,295.7 million to $19,088.8 million for the three months ended June 30, 2001 from $15,793.1 million reported in the comparable prior year period combined with a decrease in the average interest credited rate on account balances for spread-based products. Other operating costs and expenses were $26.0 million for the three months ended June 30, 2001, an increase of $4.4 million, or 20.4%, from $21.6 million reported in the comparable prior year period. The increase was primarily due tothe increased level of reinsurance arrangements. The increases in operating expenses from these arrangements is offset in lower benefits to policyholders. Dividends of $8.8 million for the three months ended June 30, 2001, decreased $2.0 million, or 18.5%, from $10.8 million reported in the comparable prior year period, reflecting a lower level of distributable surplus to participating contractholder accounts. The
Segment's effective tax rates on operating income were 32.8% and 34.5% for the three months ended June 30, 2001 and 2000, respectively.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

      Segment after-tax operating income was $117.3 million for the six months ended June 30, 2001, an increase of $8.0 million, or 7.3%, from $109.3 million reported in the comparable prior-year period. Spread-based products after-tax operating income was $104.4 million, an increase of $12.1 million, or 13.1%, from $92.3 million reported in the comparable prior year period, primarily due to increased investment income. Fee-based product after-tax operating income was $12.9 million, a decrease of $4.1 million, or 24.1%, from $17.0 million reported in the comparable prior year period, primarily due to lower asset-based fees on Separate Account GICs.

      Revenues decreased $111.1 million, or 10.1%, to $988.4 million for the six months ended June 30, 2001 from $1,099.5 million reported in the comparable prior year period, largely due to a $186.1 million decrease in premiums, the result of lower single premium annuity sales. Investment-type product charges were $26.2 million for the six months ended June 30, 2001, a decrease of $7.1 million, or 21.3% from $33.3 million reported in the comparable prior period primarily due to lower expense recoveries from participating contracts. Investment-type product charges were 0.51% and 0.56% of average fee-based policy reserves for the six months ended June 30, 2001 and 2000, respectively. Net investment income increased $82.4 million, or 9.7%, to $931.2 million for the six months ended June 30, 2001 from $848.8 million reported in the comparable prior year period, primarily as a result of a higher level of average invested assets backing spread-based products. Average invested assets backing spread-based products increased $3,542.6 million, or 21.2% to $20,255.7 million for the six months ended June 30, 2001 from $16,713.1 million reported in the comparable prior year period. The average investment yield on these invested assets decreased to 8.16% for the six months ended June 30, 2001 compared to 8.69% reported in the prior year period, reflecting the lower interest rate environment in the current period.

Benefits and expenses decreased $119.8 million, or 12.8%, to $812.9 million for the six months ended June 30, 2001 from $932.7 million reported in the comparable prior year period. The decrease in benefits and expenses is primarily due to the decrease in benefits to policyholders as a result of decreased sales of single premium annuity contracts, partially offset by an increase in interest credited. The increase in interest credited was driven by higher average account balances for spread-based products of $2,778.3 million to $18,598.4 million for the six months ended June 30, 2001 from $15,820.1 million reported in the comparable prior year period combined with a decrease in the average interest credited rate on account balances for spread-based products. Other operating costs and expenses were $45.1 million for the six months ended June 30, 2001, an increase of $4.9 million, or 12.2%, from $40.2 million reported in the comparable prior year period. The increase was primarily due to the increased level of reinsurance arrangements. The increases in operating expenses from these arrangements is offset in lower benefits to policyholders. Dividends of $17.5 million for the six months ended June 30, 2001, decreased $0.8 million, or 4.4%, from $18.3 million reported in the comparable prior year period, reflecting a lower level of distributable surplus to participating contract holder accounts. The Segment's effective tax rates on operating income were 33.1% and 34.5% for the six months ended June 30, 2001 and 2000, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Institutional-Investment Management Segment

The following table presents certain summary financial data relating to the Investment Management Segment for the periods indicated.

                                                                  Three months ended               Six months ended
                                                                       June 30,                        June 30,
                                                                  2001           2000            2001            2000
                                                            ----------------------------------------------------------------
                                                                                     (in millions)
Revenues (1)..............................................        $30.9          $48.7           $66.5          $127.9

Benefits and expenses.....................................         23.3           30.3            49.8            73.4

Income taxes..............................................          3.0            7.4             6.7            22.1
                                                            ----------------------------------------------------------------

Segment after-tax operating income (1)....................          4.6           11.0            10.0            32.4
                                                            ----------------------------------------------------------------

After-tax adjustments: (1)
  Realized investment and other gains, net................           --            0.3            (0.1)            0.3
  Restructuring charges ..................................         (0.1)            --            (0.5)             --
                                                            ----------------------------------------------------------------
Total after-tax adjustments...............................         (0.1)           0.3            (0.6)            0.3
                                                            ----------------------------------------------------------------

Income before cumulative effect of
  accounting changes......................................          4.5           11.3             9.4            32.7
Cumulative effect of accounting changes...................           --             --              (0.2)           --
                                                            ----------------------------------------------------------------
Net income................................................        $ 4.5          $11.3           $ 9.2          $ 32.7
                                                            ================================================================

(1) See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Segment after-tax operating income was $4.6 million for the three months ended June 30, 2001, a decrease of $6.4 million, or 58.2%, from $11.0 million reported in the comparable prior year period. The decrease was primarily due to lower investment advisory fees.

Revenues decreased $17.8 million, or 36.6%, to $30.9 million for the three months ended June 30, 2001 from $48.7 million reported in the comparable prior year period. Net investment income was $3.7 million for the three months ended June 30, 2001, a decrease of $1.0 million from $4.7 million reported in the comparable prior year period, primarily due to the sale of Energy Investors Management Company and other related subsidiaries in 2000. Investment management revenues, commissions, and other fees decreased $16.1 million, or 37.2%, for the three months ended June 30, 2001, primarily due to a decrease in investment advisory fees, which decreased $15.7 million to $25.5 million for the three months ended June 30, 2001 compared to $41.2 million reported in the prior year period primarily due to a $9.8 million incentive fee receipt in connection with settlement of a lawsuit and a $1.5 million performance fee received by the mezzanine fund manager during the second quarter 2000, while the balance came from lower assets under management in the segment in 2001. Investment management revenues, commissions and other fees were 0.37% and 0.45% of average advisory assets under management in 2001 and 2000, respectively. Mortgage origination and servicing fees were $1.8 million for the three months ended June 30, 2001 compared to $2.1 million in 2000. Realized investment gains decreased $0.3 million for the three months ended June 30, 2001.

Benefits and expenses were $23.3 million for the three months ended June 30, 2001, a decrease of $7.0 million, or 23.1%, from $30.3 million reported in the comparable prior year period. The decrease was primarily due to a $2.8 million incentive compensation payment related to the receipt of the lawsuit settlement in the timber management operation and a $0.9 million performance fee paid for the management of the mezzanine fund during the second quarter 2000. Other operating costs and expenses were 0.32% and 0.31% of average advisory assets under management in 2001 and 2000, respectively. The Segment's effective tax rate on operating income was 39.5% and 40.2% for the three months ended June 30, 2001 and 2000, respectively. The effective tax rate for the Institutional Investment Management Segment is higher than our other business segments primarily due to the state tax on certain subsidiaries.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Segment after-tax operating income was $10.0 million for the six months ended June 30, 2001, a decrease of $22.4 million, or 69.1%, from $32.4 million reported in the comparable prior year period. The decrease was primarily due to lower investment advisory fees from lower average assets under management in the current period.

Revenues decreased $61.4 million, or 48.0%, to $66.5 million for the six months ended June 30, 2001 from $127.9 million reported in the comparable prior year period. Net investment income was $9.2 million for the six months ended June 30, 2001, a decrease of $1.1 million from reported in the comparable prior year period, primarily due to the sale of Energy Investors Management Company and other related subsidiaries in 2000. Investment management revenues, commissions, and other fees decreased $60.0 million, or 52.3%, for the six months ended June 30, 2001, primarily due to a decrease in investment advisory fees, which decreased $59.1 million to $52.0 million for the six months ended June 30, 2001 compared to $111.1 million reported in the prior year period. The decrease in investment advisory fees was primarily due to lower assets under management in the current year period, a $45.3 million incentive fee receipt in connection with the restructuring of a timber management contract, and a $6.1 million performance fee received by the mezzanine fund manager and a legal settlement during the prior year period associated with our timber management operation. Investment management revenues, commissions and other fees were 0.36% and 0.59% of average advisory assets under management in 2001 and 2000, respectively. Mortgage origination and servicing fees were $2.8 million for the six months ended June 30, 2001 compared to $3.7 million in 2000. Realized investment gains increased $0.5 million for the six months ended June 30, 2001, primarily due to larger collateralized mortgage-backed securitizations in the first quarter of 2001 as compared to the first quarter of 2000.

Benefits and expenses were $49.8 million for the six months ended June 30, 2001, a decrease of $23.6 million, or 32.2%, from $73.4 million reported in the comparable prior year period. The decrease was primarily due to a $13.5 million incentive compensation payment related to the receipt of the incentive fee on the timber management contract, a $3.6 million performance fee paid for the management of the mezzanine fund and a legal settlement during the prior year period in our timber management operation. Other operating costs and expenses were 0.33% and 0.38% of average advisory assets under management in 2001 and 2000, respectively. The Segment's effective tax rate on operating income was 40.1% and 40.6% for the six months ended June 30, 2001 and 2000, respectively. The effective tax rate for the Institutional Investment Management Segment is higher than our other business segments primarily due to the state tax on certain subsidiaries.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Corporate and Other Segment

      The following table presents certain summary financial data relating to the Corporate and Other Segment for the periods indicated.

                                                                Three months ended         Six months ended
                                                                     June 30,                  June 30,
                                                                 2001         2000         2001         2000
                                                            -----------------------------------------------------
                                                                               (in millions)
Revenues (1)..............................................     $ 514.6      $ 452.7      $ 878.5      $ 917.5

Benefits and expenses.....................................       497.5        410.1        840.2        848.8

Income taxes..............................................        (5.4)        13.0         (1.6)        18.7
                                                            -----------------------------------------------------

Segment after-tax operating income (1)....................        22.5         29.6         39.9         50.0
                                                            -----------------------------------------------------

After-tax adjustments: (1)
  Realized investment and other gains
    (losses), net.........................................        21.3         40.3         15.7         50.2
  Restructuring charges...................................        (0.1)          --         (0.2)        (0.9)
  Demutualization expenses................................          --          0.2           --         (0.2)
  Other demutualization related costs.....................          --          0.1           --         (0.4)
  Surplus tax.............................................          --          2.7           --          2.7
                                                            -----------------------------------------------------
Total after-tax adjustments...............................        21.2         43.3         15.5         51.4
                                                            -----------------------------------------------------

Income before cumulative effect of
  accounting changes......................................        43.7         72.9         55.4        101.4
Cumulative effect of accounting
  changes, net of tax.....................................          --           --         (2.6)          --
                                                            -----------------------------------------------------
Net income................................................     $  43.7      $  72.9      $  52.8      $ 101.4
                                                            =====================================================

(1) See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Segment after-tax operating income from international operations was $7.9 million for the three months ended June 30, 2001, an increase of $0.3 million from $7.6 million reported in the comparable prior year period. The increase in segment after-tax operating income is primarily due to The Maritime Life Assurance Company (Maritime), a majority-owned Canadian subsidiary of the Company. Increased benefit and claim costs/reduced fees from assets under management associated with equity investment, integration related expenses and employee benefits were more than offset by tax benefits associated with the reduction in Canadian tax rates.

Segment after-tax operating income from corporate operations was $8.3 million for the three months ended June 30, 2001, a decrease of $10.6 million from $18.9 million reported in the comparable prior year period. The decrease was primarily due to lower investment income on corporate surplus due to greater surplus requirements in our other business lines and decreased net investment income caused by dividends paid to JHFS.

The Segment's effective tax rate on operating income was (31.6%) and 30.6% for the three months ended June 30, 2001 and 2000, respectively. This rate decreased primarily due to a decrease in the deferred tax liability associated with contracts entered into to transfer the management of certain lease investment residuals to a foreign jurisdiction and a reduction in Maritime's deferred tax liability to reflect decreased Canadian tax rates.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

Segment after-tax operating income from international operations was $26.0 million for the six months ended June 30, 2001, an increase of $15.3 million from $10.7 million reported in the comparable prior year period. The increase in segment after-tax operating income is primarily due to Maritime where individual life experienced favorable expense, mortality and investment margins and group insurance benefited from rate strengthening, favorable claims experience and reinsurance programs that were put in place in 2000.

Segment after-tax operating income from corporate operations was $10.4 million for the six months ended June 30, 2001, a decrease of $25.9 million from $36.3 million reported in the comparable prior year period. The decrease was primarily due to lower investment income on corporate surplus due to greater surplus requirements in our other business lines and the negative impact to net investment income associated with the dividends paid to JHFS.

The Segment's effective tax rate on operating income was (4.5%) and 27.3% for the six months ended June 30, 2001 and 2000, respectively. This rate decreased primarily due to a decrease in the deferred tax liability associated with contracts entered into to transfer the management of certain lease investment residuals to a foreign jurisdiction and a reduction in Maritime's deferred tax liability to reflect decreased Canadian tax rates.

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

Overall Composition of the General Account

Invested assets, excluding separate accounts, totaled $55.1 billion and $52.0 billion as of June 30, 2001 and December 31, 2000, respectively. The portfolio composition has not significantly changed at June 30, 2001 as compared to December 31, 2000. The following table shows the composition of investments in our general account portfolio.

                                                   As of June 30,               As of December 31,
                                                        2001                           2000
                                          ---------------------------------------------------------------
                                              Carrying          % of         Carrying         % of
                                                Value           Total         Value          Total
                                          ---------------------------------------------------------------
                                            (in millions)                  (in millions)
Fixed maturity securities (1)                 $37,862.8          68.8%       $32,535.0        62.5%
Mortgage loans (2)                             10,757.0          19.5         10,899.5        20.9
Real estate                                       501.5           0.9            519.0         1.0
Policy loans (3)                                1,987.0           3.6          1,969.2         3.8
Equity securities                               1,283.7           2.3          1,332.8         2.6
Other invested assets                           1,592.2           2.9          1,393.7         2.7
Short-term investments                            183.6           0.3            214.0         0.4
Cash and cash equivalents (4)                     923.6           1.7          3,146.8         6.1
                                          ---------------------------------------------------------------
    Total invested assets (5)                 $55,091.4         100.0%       $52,010.0       100.0%
                                          ===============================================================

(1) In addition to bonds, the fixed maturity security portfolio contains redeemable preferred stock with a carrying value of $749.4 million and $732.0 million as of June 30, 2001 and December 31, 2000, respectively. Carrying value is composed of investments categorized as held-to-maturity, which are carried at amortized cost, and investments categorized as available-for-sale, which are carried at fair value. The total fair value of our fixed maturity security portfolio was $37,834.9 million and $32,355.1 million, at June 30, 2001 and December 31, 2000, respectively.

(2) The fair value of the mortgage loan portfolio was $11,170.3 million and $11,359.0 million as of June 30, 2001 and December 31, 2000, respectively.

(3) Policy loans are secured by the cash value of the underlying life insurance policies and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.

(4) Cash and cash equivalents are included in total invested assets for the purposes of calculating yields on the income producing assets for the Company.

(5) Total Investments on the Company's Consolidated Balance Sheets excludes amounts for Cash and cash equivalents of $923.6 million and $3,146.8 million as of June 30, 2001 and December 31, 2000, and Closed Block assets of $8,798.6 million and $8,203.2 million as of June 30, 2001, and December 31, 2000, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Consistent with the nature of the Company's product liabilities, assets are heavily oriented toward fixed maturity securities. The Company determines the allocation of assets primarily on the basis of cash flow and return requirements of its products and by the level of investment risk.

Fixed Maturity Securities. The fixed maturity securities portfolio is predominantly comprised of low risk, investment grade, publicly and privately traded corporate bonds and senior tranches of asset-backed securities (ABS) and mortgage-backed securities (MBS), with the balance invested in government bonds. The fixed maturity securities portfolio also includes redeemable preferred stock. As of June 30, 2001, fixed maturity securities represented 68.8% of general account investment assets with a carrying value of $37.9 billion, roughly comprised of 55% public securities and 45% private securities. Each year the Company directs the majority of its net cash inflows into investment grade fixed maturity securities. Typically between 5% and 15% of funds allocated to fixed maturity securities are invested in below-investment-grade bonds while maintaining a policy to limit the overall level of these bonds to no more than 10% of invested assets, and the majority of that balance in the BB category. Allocations are based on an assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. While the Company has profited from the below-investment-grade asset class in the past, care is taken to manage its growth strategically by limiting its size relative to the Company's net worth.

The following table shows the composition by issuer of the fixed maturity securities portfolio.

                     Fixed Maturity Securities -- By Issuer

                                                         As of June,            As of December 31,
                                                            2001                       2000
                                                 -------------------------------------------------------
                                                    Carrying       % of        Carrying       % of
                                                     Value         Total        Value         Total
                                                 -------------------------------------------------------
                                                        (in millions)              (in millions)
Corporate securities.............................   $30,096.7      79.5%       $25,159.3       77.4%
MBS/ABS..........................................     6,036.5      15.9          5,480.6       16.8
U.S. Treasury securities and obligations of
    U.S. government agencies.....................       127.6       0.3            205.8        0.6
Debt securities issued by foreign
    governments .................................     1,465.5       3.9          1,548.7        4.8
Obligations of states and political
    subdivisions.................................       136.5       0.4            140.6        0.4
                                                 -------------------------------------------------------
        Total ...................................   $37,862.8     100.0%       $32,535.0      100.0%
                                                 =======================================================

In keeping with the investment philosophy of tightly managing interest rate risk the Company's MBS &ABS holdings are heavily concentrated in commercial MBS where the underlying loans are largely call protected, which means they are not pre-payable without penalty prior to maturity at the option of the issuer. By investing in MBS and ABS securities with relatively predictable repayments, The Company adds high quality, liquid assets to the portfolios without incurring the risk of cash flow variability. The portion of the MBS/ABS portfolio subject to prepayment risk as of June 30, 2001 and December 31, 2000 was limited to 12.5% and 3.3% of total MBS/ABS portfolio and 2.0% and 0.6% of total fixed maturity securities holdings, respectively. The increase is due to a $500 million portfolio in a new duration neutral strategy used in the Corporate investment segment as a liquid alternative to a cash portfolio

The Securities Valuation Office (SVO) of the National Association of Insurance Commissioners evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating, and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as Standard & Poor's (S&P) and Moody's (i.e., BBB-/Baa3 or higher), while Categories 3-6 are the equivalent of below-investment grade securities. SVO ratings are reviewed and may be revised at least once a year.

The following table sets forth the SVO ratings for the Company's bond portfolio along with an equivalent S&P rating agency designation. The majority of bonds are investment grade, with 87.7% invested in Category 1 and 2 securities as of June 30, 2001. Below investment grade bonds were 8.3% of total invested assets as of June 30, 2001. This allocation reflects the Company's strategy of avoiding the unpredictability of interest rate risk in favor of relying on the bond analysts' ability to better predict credit or default risk. The bond analysts operate in an industry-based, team-oriented structure that permits the evaluation of a wide range of below investment grade offerings in a variety of industries resulting in a well-diversified high yield portfolio. A majority (61.7%) of below investment grade bonds are in category 3, the highest quality below investment grade. Category 6 bonds represent securities that were originally acquired as long-term investments, but subsequently became distressed. The fair value

                       JOHN HANCOCK LIFE INSURANCE COMPANY

of bonds in or near default was $256.7 million and $216.7 million as of June 30, 2001 and December 31, 2000, respectively. As of June 30, 2001 and December 31, 2000, $5.9 million and $2.6 million, respectively of interest on bonds in or near default was included in accrued investment income, respectively. It is the Company's policy to reverse any accrued investment income and cease accruing interest income on bonds in default and accrue interest income on bonds near default that the Company expects to collect.

                 Fixed Maturity Securities -- By Credit Quality

                                                  As of June 30,              As of December 31,
                                         -------------------------------------------------------------
                                                       2001                          2000
                                         -------------------------------------------------------------
SVO                   S&P Equivalent         Carrying          % of        Carrying        % of
Rating (1)            Designation (2)        Value (3)         Total       Value (3)       Total
------------------------------------------------------------------------------------------------------
                                           (in millions)                 (in millions)
     1            AAA/AA/A                    $17,672.3         47.6%       $14,609.4       45.9%
     2            BBB                          14,871.9         40.0         12,850.9       40.4
     3            BB                            2,816.8          7.6          2,790.3        8.8
     4            B                             1,027.2          2.8          1,066.0        3.4
     5            CCC and lower                   468.5          1.3            269.7        0.8
     6            In or near default              256.7          0.7            216.7        0.7
                                         -------------------------------------------------------------
                            Total             $37,113.4        100.0%       $31,803.0      100.0%
                                         =============================================================

(1) With respect to securities that are awaiting an SVO rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.

(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.

(3) Does not include redeemable preferred stock with a carrying value of $749.4 million and $732.0 million as of March 31, 2001 and December 31, 2000, respectively.

Mortgage Loans. As of June 30, 2001 and December 31, 2000, the Company held mortgage loans with a carrying value of $10.8 billion and $10.9 billion, respectively, including $2.5 billion at each period end of agricultural loans, and $1.3 billion and $1.2 billion, respectively, of loans managed by our majority-owned Canadian subsidiary, The Maritime Life Assurance Company, of which $0.6 billion, at each period end are government-insured by the Canada Mortgage and Housing Corporation (CMHC).

Investment Results

The following table summarizes the Company's investment results for the periods indicated. Overall, the yield net of investment expenses on the general account portfolio decreased from the three months ended and the six months ended June 30, 2000. The lower yield was impacted by floating rate instruments which reflect a decrease in the three-month LIBOR of 291 basis points, and the result of old assets rolling over into new investments with less favorable interest rates and narrower acquisition spreads than those present in our 2000 fixed maturity portfolio. The inflow of new cash was invested at rates that were less than the overall portfolio earnings rate during the first half of 2000. Indicative of this environment, between June 2000 and June 2001, the 10-year U.S. Treasury rate fell 62 basis points, while Moody's seasoned BAA spreads fell by 31 basis points.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                               Three Months Ended                         Six Months Ended
                                            As of               As of                As of                As of
                                        June 30, 2001       June 30, 2000        June 30, 2001        June 30, 2000
                                    ------------------------------------------------------------------------------------
                                      Yield     Amount     Yield    Amount     Yield      Amount     Yield    Amount
                                    ------------------------------------------------------------------------------------
                                        (in millions)       (in millions)        (in millions)        (in millions)
General account assets-excluding
policy loans
  Gross income                         7.83%   $ 1,023.7    8.30%  $   990.5    7.78%    $ 2,005.7    8.42%  $ 1,997.1
  Ending assets-excluding policy
     Loans                                      53,104.4            48,202.0              53,104.4            48,202.0
Policy loans
  Gross income                         6.26%        31.0    6.26%       30.5    6.29%         62.2    6.18%       60.0
  Ending assets                                  1,987.0             1,947.7               1,987.0             1,947.7
    Total gross income                 7.77%     1,054.7    8.22%    1,021.0    7.72%      2,067.9    8.34%    2,057.1
    Less: investment expenses                      (62.1)              (55.7)               (127.6)             (187.9)
                                              ------------        ------------          ------------        ------------
      Net investment income (1)        7.31%   $   992.6    7.77%  $   965.3    7.25%    $ 1,940.3    7.78%  $ 1,919.2
                                              ============        ============          ============        ============

(1) Total Company's net investment income as shown on the unaudited Consolidated Statements on Income excludes amounts for the Closed Block of $163.5 million and $158.4 million for the three months ended June 30, 2001 and June 30, 2000, and $332.5 million and $267.3 million for the six months ended June 30, 2001 and the period from February 1, 2000 through June 30, 2000, respectively.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of the business operations. The assets of the Company consist of a diversified investment portfolio and investments in operating subsidiaries. The Company's cash flows consist of premiums, deposits, investment income and results of its operating subsidiaries, offset by benefits paid to contractholders, operating expenses, policyholder dividends to its participating policyholders and shareholder dividends to it parent company. All of the outstanding common stock of John Hancock Life Insurance Company is owned by its parent, an insurance holding company, John Hancock Financial Services, Inc.

State insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of prescribed limitations without prior approval. The Company's limit is the greater of 10% of the statutory surplus at prior year-end or the prior calendar year's statutory net gain from operations of the Company. The ability of the Company to pay shareholder dividends is and will continue to be subject to restrictions set forth in the insurance laws and regulations of Massachusetts, it domiciliary state. The Massachusetts insurance law limits how and when the Company can pay shareholder dividends. The Company, in the future could also be viewed as being commercially domiciled in New York. If so, dividend payments may also be subject to New York's holding company act as well as Massachusetts' law. The Company currently does not expect such regulatory requirements to impair its ability to meet its liquidity and capital needs.

In March 2001, in accordance with a file made with the Commissioner of Insurance for the Commonwealth of Massachusetts, the Company paid a dividend to its parent, John Hancock Financial Services, Inc., in the amount of $250.0 million. None of this dividend was classified as extraordinary by state regulators.

Sources of cash for the Company include premiums, deposits and charges on policies and contracts, investment income, maturing investments, and proceeds from sales of investment assets. In addition to the need for cash flow to meet operating expenses, our liquidity requirements relate principally to the liabilities associated with various life insurance, annuity, and structured investment products, and to the funding of investments in new products, processes, and technologies. Product liabilities include the payment of benefits under life insurance, annuity and structured investment products and the payment of policy surrenders, withdrawals and policy loans. The Company periodically adjusts its investment policy to respond to changes in short-term and long-term cash requirements and provide adequate funds to pay benefits without forced sales of investments.

The liquidity of our insurance operations is also related to the overall quality of our investments. As of June 30, 2001, $32,544.2 million, or 87.7% of the fixed maturity securities held by us and rated by Standard & Poor's Ratings Services, a division of the McGraw-Hill Companies, Inc. (S&P) or the National Association of Insurance Commissioners were rated investment grade (BBB or higher by S&P or 1 or 2 by the National Association of Insurance Commissioners). The remaining $4,569.2 million, or 12.3%, of fixed maturity investments, and 8.3% of invested assets, were rated non-investment grade. For additional discussion of our investment portfolio see the

                       JOHN HANCOCK LIFE INSURANCE COMPANY

General Account Investments section above in this Management's Discussion and Analysis of Financial Condition and Results of Segment Operations.

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

Net cash provided by operating activities was $1,045.5 million and $619.0 million for the six months ended June 30, 2001 and 2000, respectively. The increase in the six months ended June 30, 2001 compared to 2000 resulted primarily from an increase in other liabilities net of other assets and a non-recurring cash transfer to the closed block of $158.6 million in the prior year period.

Net cash used in investing activities was $3,854.1 million compared to net cash provided by investing activities of $12.2 million for the six months ended June 30, 2001 and 2000, respectively. The increase in cash used in the six months ended June 30, 2001 as compared to 2000 is primarily due to more acquisitions of fixed maturities than sales, maturities or pre-payments of these assets during the period. The Company increased acquisition of fixed maturities by $11,486.5 million, while sales, maturities and pre-payments of these securities increased $7,800.5 million.

Net cash provided by financing activities was $886.5 million and $48.8 million for the six months ended June 30, 2001 and 2000, respectively. The increase in net cash provided by financing activities for the six months ended June 30, 2001 as compared to 2000 was driven by an increase in deposits in universal life and investment-type contracts in 2001 net of maturities and withdrawals as compared to the prior year period. The increased net deposits on universal life and investment type contracts was partially offset by a $250.0 million dividend payment to John Hancock Financial Services, Inc., the parent holding company of John Hancock Life Insurance Company.

Cash flow requirements also are supported by a committed line of credit of $1.0 billion. The line of credit agreement provides for two facilities: one for $500 million pursuant to a 364-day commitment (renewed as of August 3, 2001) and a second for $500 million pursuant to a five-year facility. The line of credit is available for general corporate purposes. The line of credit agreement contains various covenants, among these being that statutory total capital and surplus plus asset valuation reserve meet certain requirements. To date, we have not borrowed any amounts under the line of credit.

As of June 30, 2001, we had $807.2 million of debt outstanding consisting of $66.6 million of debt classified as short-term and $740.6 million classified as long-term, including $447.3 million of surplus notes. A new commercial paper program has been established at John Hancock Financial Services, Inc., the Company's parent, that has replaced the commercial paper program that was in place at John Hancock Capital Corporation, the Company's subsidiary. As of May 1, 2001, all commercial paper issued by John Hancock Capital Corporation had been retired.

The risk-based capital standards for life insurance companies, as prescribed by the National Association of Insurance Commissioners, establish a risk-based capital ratio comparing adjusted surplus to required surplus for the Company and each of our United States domiciled insurance subsidiaries. If the risk-based capital ratio falls outside of acceptable ranges, regulatory action may be taken ranging from increased information requirements to mandatory control by the domiciliary insurance department. The Company's risk-based capital ratios of all our insurance subsidiaries as of year end were above the ranges that would require regulatory action.

We maintain reinsurance programs designed to protect against large or unusual losses. Based on our review of our reinsurers' financial statements and reputations in the reinsurance marketplace, we believe that our reinsurers are financially sound, and, therefore, that we have no significant exposure to uncollectible reinsurance in excess of uncollectible amounts already recognized in our unaudited consolidated financial statements.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

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

      Our future results are subject to risks and uncertainties including, but not limited to, the risks that (1) a significant downgrade in our ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm our ability to market our products, (2) elimination of Federal tax benefits for our products and other changes in laws and regulations may adversely affect sales of our insurance and investment advisory products, (3) we face increasing competition in our retail and institutional businesses from mutual fund companies, banks and investment management firms as well as from other insurance companies, (4) a decline or increased volatility in the securities markets, and other economic factors, may adversely affect our business, particularly our variable life insurance, mutual fund, variable annuity and investment business, (5) our life insurance sales are highly dependent on a third party distribution relationship, (6) interest rate volatility may adversely affect our profitability, (7) our net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies or redeem shares of our open-end mutual funds, (8) the independent directors of our variable series trusts and of our mutual funds could reduce the compensation paid to us or could terminate our contracts to manage the funds, (9) under our Plan of Reorganization, we were required to establish the closed block, a special arrangement for the benefit of a group of our policyholders, and we may have to fund deficiencies in our closed block, and any over-funding of the closed block will benefit only the holders of policies included in the closed block, not our stockholders, (10) there are a number of provisions in our Plan of Reorganization, our Restated Certificate of incorporation and by-laws, laws applicable to us, agreements that we have entered into with our senior management, and our stockholder rights plan, that will prevent or discourage takeovers and business combinations that our stockholders might otherwise consider to be in their best interests, (11) we will face losses if the claims on our insurance products, or reductions in rates of mortality on our annuity products, are greater than we projected, (12) we face risks relating to our investment portfolio, (13) we may experience volatility in net income due to changes in standards for accounting for derivatives and other changes, (14) our United States insurance companies are subject to risk-based capital requirements and possible guaranty fund assessments, (15) the National Association of Insurance Commissioners' codification of statutory accounting practices adversely affected the statutory surplus of the Company, (16) we may be unable to retain personnel who are key to our business, (17) we face risks from assumed reinsurance business in respect of personal accident insurance and the occupational accident component of workers compensation insurance, (18) litigation and regulatory proceedings may result in financial losses, harm our reputation and divert management resources, and (19) we face unforeseen liabilities arising from our acquisitions and dispositions of businesses.

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

      As of June 30, 2001, the Company's fixed maturity portfolio was comprised of 87.7% investment grade securities and 12.3% below-investment-grade securities. These percentages are consistent with recent experience and indicative of the Company's long-standing investment philosophy of pursuing moderate amounts of credit risk in return for higher expected returns. We believe that credit risk can be successfully managed given our proprietary credit evaluation models and experienced personnel.

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

      The Company manages interest rate sensitive segments of the business, and the supporting investments, under one of two broadly defined risk management methods designed to provide an appropriate matching of assets and liabilities. For guaranteed rate products, where contractual liability cash flows are highly predictable (e.g., GICs or immediate annuities) sophisticated duration-matching techniques are utilized to manage the segment's exposure to both parallel and non-parallel yield curve movements. Typically this type of management is expressed as a duration tolerance of only +/- .05 years, with other measures used for limiting exposure to non-parallel risk. For non-guaranteed rate products, such as whole life insurance or single premium deferred annuities, liability cash flows are less predictable. Therefore, a conventional duration-matching strategy is less effective at managing the inherent risk. For these products, we manage interest rate risk based on scenario-based portfolio modeling that seeks to identify the most appropriate investment strategy given probable policyholder behavior and liability crediting needs under a wide range of interest rate environments.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      As of June 30, 2001, there have been no material changes to the interest rate exposures as reported in the Company's 2000 Form 10-K, as amended.

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

      The Company's Investment Compliance Unit monitors all derivatives activity for consistency with internal policies and guidelines. All derivatives trading activity is reported monthly to the Company's Committee of Finance for review, with a comprehensive governance report provided jointly each quarter by the Company's Derivatives Supervisory Officer and Chief Investment Compliance Officer. The table below reflects the Company's derivative positions that are managing interest rate risk as of June 30, 2001. The notional amounts in the table represent the basis on which pay or receive amounts are calculated and are not reflective of credit risk. These exposures represent only a point in time and will be subject to change as a result of ongoing portfolio and risk management activities.

                                                        As of June 30, 2001
                              -------------------------------------------------------------------------------
                                                                              Fair Value
                                                           --------------------------------------------------
                                                Weighted
                                 Notional     Average Term     -100 Basis          As of        +100 Basis
                                  Amount        (Years)       Point Change        3/31/01      Point Change
                              -------------------------------------------------------------------------------
                                              (in millions, except for Weighted Average Term)
Interest rate swaps........      $ 11,571.5         7.9        $ (440.6)         $ (207.8)        $ 18.2
CMT swaps..................           458.0         1.2             5.3               5.3            5.3
Futures contracts .........         1,379.8         9.7           (45.1)             (2.2)          41.9
Interest rate caps.........           337.0         5.3             1.3               3.0            6.0
Interest rate floors.......         8,328.0         8.9            83.3              34.6           15.1
Swaptions..................            30.0        23.9            (2.2)             (0.9)          (0.3)
                              ----------------             --------------------------------------------------
    Totals.................      $ 22,104.3                    $ (398.0)         $ (168.0)        $ 86.2
                              ================             ==================================================

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

PART II OTHER INFORMATION

ITEM 6. EXHIBITS and REPORTS on FORM 8-K

(a) Exhibits

Exhibit
Number                               Description
------                               -----------

10.16 First Amendment dated as of July 27, 2001 to the Credit Agreement dated as of August 3, 2000 among John Hancock Financial Services, Inc., John Hancock Life Insurance Company, The Banks listed therein, Fleet National Bank, as Co-Administrative Agent, The Chase Manhattan Bank, as Co-Administrative Agent, Citicorp USA, Inc., as Syndication Agent, BankOne, NA as Documentation Agent (Multi-Year Revolver), The Bank of New York, as Co-Documentation Agent (364-Day Revolver) and The Bank of Nova Scotia, as Co-Documentation Agent (364-Day Revolver)and Fleet Securities, Inc., and J.P. Morgan Securities, Inc., as Joint Book Managers and Joint Lead Arrangers.

10.17 Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Kathleen M. Graveline.(+)(*)

10.18 Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Thomas E. Moloney.(+)(*)

10.19 Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and David F. D'Alessandro.(+)(*)

10.20 Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Derek Chilvers.(+)(*)

10.21 Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Maureen Ford.(+)(*)

10.22 Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Robert Walters.(+)(*)

10.23 Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and John M. DeCiccio.(+)(*)

10.24 Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Wayne A. Budd.(+)(*)

----------------
(+)   Management Contract or Compensatory Plan or Arrangement.
(*) Previously filed as an exhibit to the JHFS, Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 2001, and incorporated herein by reference.

b) Reports on Form 8-K.

No reports on Form 8-K were required to be filed during is period.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        JOHN HANCOCK LIFE INSURANCE COMPANY


Date: August 13, 2001                   By: /s/Thomas E. Moloney
                                            --------------------
                                        Thomas E. Moloney
                                        Chief Financial Officer