Form 10-Q
period 2001-09-30
HANCOCK JOHN LIFE INSURANCE CO
filed 2001-11-14
CIK 917406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Number of shares outstanding of our only class of common stock as of November 9, 2001:

                                      1,000

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                       JOHN HANCOCK LIFE INSURANCE COMPANY
                           CONSOLIDATED BALANCE SHEETS

                                                                          September 30,
                                                                               2001       December 31,
                                                                           (Unaudited)        2000
                                                                          ----------------------------
                                                                                 (in millions)
Assets

Investments
Fixed maturities:
     Held-to-maturity--at amortized cost
     (fair value: September 30--$1,843.6; December 31--$11,651.2) ....      $ 1,855.8      $11,888.6
     Available-for-sale--at fair value
     (cost: September 30--$31,548.9; December 31--$15,790.3) .........       32,465.8       16,023.5
     Trading securities--at fair value
     (cost: September 30--$16.5) .....................................           17.0             --
Equity securities:
     Available-for-sale--at fair value
     (cost: September 30--$ 830.9 ; December 31--$830.6) .............          859.8        1,094.9
     Trading securities--at fair value
     (cost: September 30--$ 267.4; December 31--$193.4) ..............          249.0          231.6
Mortgage loans on real estate ........................................        8,846.4        8,968.9
Real estate ..........................................................          481.7          519.0
Policy loans .........................................................          446.3          428.6
Short-term investments ...............................................          147.5          151.9
Other invested assets ................................................        1,251.3        1,353.0
                                                                          ----------------------------

         Total Investments ...........................................       46,620.6       40,660.0

Cash and cash equivalents ............................................        1,097.3        2,841.2
Accrued investment income ............................................          677.0          585.9
Premiums and accounts receivable .....................................          202.9          210.8
Deferred policy acquisition costs ....................................        2,490.5        2,388.5
Reinsurance recoverable ..............................................        3,297.6        2,829.0
Other assets .........................................................        2,613.6        2,100.6
Closed block assets - Note 6 .........................................       10,103.3        9,710.0
Separate accounts assets .............................................       21,890.5       26,454.8
                                                                          ----------------------------

         Total Assets ................................................      $88,993.3      $87,780.8
                                                                          ============================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                                                 September 30,
                                                                     2001        December 31,
                                                                  (Unaudited)        2000
                                                                -----------------------------
                                                                        (in millions)
Liabilities and Shareholder's Equity

Liabilities
Future policy benefits ......................................      $24,468.3      $22,996.4
Policyholders' funds ........................................       17,594.9       15,722.9
Unearned revenue ............................................          726.4          671.3
Unpaid claims and claim expense reserves ....................          234.5          253.7
Dividends payable to policyholders ..........................          137.9          130.8
Short-term debt .............................................          250.3          245.3
Long-term debt ..............................................          715.8          534.0
Income taxes ................................................          793.4          428.8
Other liabilities ...........................................        3,627.1        2,600.7
Closed block liabilities - Note 6 ...........................       12,273.2       12,035.9
Separate accounts liabilities ...............................       21,890.5       26,454.8
                                                                -----------------------------

         Total Liabilities ..................................       82,712.3       82,074.6

Minority interest ...........................................          293.6          290.3

Commitments and contingencies - Note 5

Shareholder's Equity
Common stock, $10,000 par value; 1,000 shares authorized
     and outstanding ........................................           10.0           10.0
Additional paid in capital ..................................        4,998.1        4,998.9
Retained earnings ...........................................          588.8          330.1
Accumulated other comprehensive income ......................          390.5           76.9
                                                                -----------------------------

         Total Shareholder's Equity .........................        5,987.4        5,415.9
                                                                -----------------------------

         Total Liabilities and Shareholder's Equity .........      $88,993.3      $87,780.8
                                                                -----------------------------

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                                        Three Months Ended      Nine Months Ended
                                                                                           September 30,           September 30,
                                                                                         2001        2000        2001        2000
                                                                                       ---------------------  ----------------------
                                                                                                      (in millions)
Revenues
Premiums ........................................................................      $  394.2    $  418.9    $1,266.1    $1,435.8
Universal life and investment-type product charges ..............................         198.8       193.6       555.8       578.9
Net investment income ...........................................................         821.9       792.0     2,460.2     2,408.6
Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs and amounts credited to participating pension contractholders ($18.0 and $(4.6)
     for the three months ended September 30, 2001 and 2000 and $13.3 and
     $(7.9) for the nine months ended September 30, 2001 and 2000,
     respectively) ..............................................................         (60.9)       (2.7)      (95.6)       78.7
Investment management revenues, commissions and
     other fees .................................................................         143.7       180.7       450.2       596.3
Other revenue ...................................................................          52.2         4.7       113.9        12.6
Contribution from the closed block - Note 6 .....................................          34.2        39.4        70.9        90.7
                                                                                       ---------------------  ----------------------
         Total revenues .........................................................       1,584.1     1,626.6     4,821.5     5,201.6

Benefits and Expenses
Benefits to policyholders, excluding amounts related to net
     realized investment and other gains (losses) credited to
     participating pension contractholders ($14.1 and $(4.0) for the three months ended September 30, 2001 and 2000 and $15.0 and $(8.7) for
     the nine months ended September 30, 2001 and 2000, respectively) ...........         925.4       896.4     2,746.3     2,854.0
Other operating costs and expenses ..............................................         344.6       360.1     1,086.0     1,154.0
Amortization of deferred policy acquisition costs, excluding amounts related to net realized investment and other gains
     (losses) ($3.9 and $(0.6) for the three months ended September 30, 2001 and 2000 and $(1.7) and $0.8 for the nine months ended
     September 30, 2001 and 2000, respectively) .................................          64.0        50.4       193.4       143.8
Dividends to policyholders ......................................................          18.1        26.8        72.0       120.5
                                                                                       ---------------------  ----------------------
         Total benefits and expenses ............................................       1,352.1     1,333.7     4,097.7     4,272.3
                                                                                       ---------------------  ----------------------

Income before income taxes, minority interest and cumulative effect of
     accounting changes .........................................................         232.0       292.9       723.8       929.3
Income taxes ....................................................................          59.5        90.5       204.8       298.7
                                                                                       ---------------------  ----------------------

Income before minority interest and cumulative effect of accounting changes .....         172.5       202.4       519.0       630.6

Minority interest ...............................................................          (4.3)       (1.3)      (17.5)       (4.0)
                                                                                       ---------------------  ----------------------

Income before cumulative effect of accounting changes ...........................         168.2       201.1       501.5       626.6

Cumulative effect of accounting changes, net of taxes - Note 1 ..................            --          --         7.2          --
                                                                                       ---------------------  ----------------------

Net income ......................................................................      $  168.2    $  201.1    $  508.7    $  626.6
                                                                                       =====================  ======================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                            AND COMPREHENSIVE INCOME

                                                                                         Accumulated
                                                                 Additional                 Other          Total          Shares
                                                       Common     Paid in    Retained   Comprehensive  Shareholder's   Outstanding
                                                        Stock     Capital    Earnings       Income        Equity      (in thousands)
                                                      ------------------------------------------------------------------------------
                                                                                        (in millions)
Balance at July 1, 2000..............................  $ 10.0    $4,950.6     $ 381.5       $ (92.8)     $ 5,249.3         1.0

Demutualization transaction..........................                10.6                                     10.6

Comprehensive income:
     Net income......................................                           201.1                        201.1

      Other comprehensive income, net of tax:
            Net unrealized gains (losses)............                                          51.1           51.1
            Foreign currency translation adjustment..                                         (11.6)         (11.6)
            Minimum pension liability................                                          (5.5)          (5.5)
                                                                                                        -----------

Comprehensive income.................................                                                        235.1

Dividend paid to parent company......................                          (466.0)                      (466.0)
                                                      ------------------------------------------------------------------------------

Balance at September 30, 2000........................  $ 10.0    $4,961.2     $ 116.6       $ (58.8)     $ 5,029.0         1.0
                                                      ==============================================================================

Balance at July 1, 2001..............................  $ 10.0    $4,998.4     $ 420.6       $ 310.1      $ 5,739.1         1.0

Demutualization transaction..........................                (0.3)                                    (0.3)

Comprehensive income:
      Net income.....................................                           168.2                        168.2

      Other comprehensive income, net of tax:
            Net unrealized gains (losses)............                                          70.4           70.4
            Net accumulated gains (losses) on cash
              flow hedges............................                                          34.2           34.2
       Foreign currency translation adjustment.......                                         (18.2)         (18.2)
                                                                                                        -----------

Comprehensive income.................................                                                        254.6

Minority interest....................................                                          (6.0)          (6.0)
                                                      ------------------------------------------------------------------------------

Balance at September 30, 2001........................  $ 10.0    $4,998.1     $ 588.8       $ 390.5      $ 5,987.4         1.0
                                                      ==============================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                     AND COMPREHENSIVE INCOME - (CONTINUED)

                                                                                      Accumulated                     Shares
                                                             Additional                  Other           Total     Outstanding
                                                   Common     Paid in     Retained   Comprehensive   Shareholder's     (in
                                                    Stock     Capital     Earnings       Income         Equity      Thousands)
                                                 -----------------------------------------------------------------------------
                                                                                     (in millions)
Balance at January 1, 2000......................     --           --     $ 4,782.9      $ (29.7)       $ 4,753.2        --

Demutualization transaction.....................   $ 10.0    $ 4,961.2    (4,826.9)                        144.3       1.0

Comprehensive income:
      Net income before demutualization.........                              44.0                          44.0
      Net income after demutualization..........                             582.6                         582.6
                                                                         ---------                     ---------
      Net income for the period.................                             626.6                         626.6

Other comprehensive income, net of tax:
      Net unrealized gains (losses).............                                            6.3              6.3
      Foreign currency translation adjustment...                                          (18.9)           (18.9)
      Minimum pension liability.................                                          (16.5)           (16.5)
                                                                                                       ---------

Comprehensive income............................                                                           597.5

Dividend paid to parent company.................                            (466.0)                       (466.0)
                                                 -----------------------------------------------------------------------------

Balance at September 30, 2000...................   $ 10.0    $ 4,961.2   $   116.6      $ (58.8)       $ 5,029.0       1.0
                                                 =============================================================================

Balance at January 1, 2001......................   $ 10.0    $ 4,998.9   $   330.1      $  76.9        $ 5,415.9       1.0

Demutualization transaction.....................                  (0.8)                                     (0.8)

Comprehensive income:
      Net income................................                             508.7                         508.7

Other comprehensive income, net of tax:
      Net unrealized gains (losses).............                                           76.1             76.1
      Net accumulated gains (losses) on
        cash flow hedges........................                                           14.2             14.2
      Foreign currency translation adjustment...                                          (21.5)           (21.5)
                                                                                                       ---------

Comprehensive income............................                                                           577.5

Dividend paid to parent company.................                            (250.0)                       (250.0)

Change in accounting principle..................                                          227.6            227.6

Minority interest...............................                                           17.2             17.2
                                                 -----------------------------------------------------------------------------

Balance at September 30, 2001...................   $ 10.0    $ 4,998.1   $   588.8      $ 390.5        $ 5,987.4       1.0
                                                 =============================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                                    2001             2000
                                                                                                 ---------------------------
                                                                                                        (in millions)
Cash flows from operating activities:
     Net income ...........................................................................      $    508.7       $    626.6
     Adjustments to reconcile net income to net cash provided by operating activities:
       Amortization of discount - fixed maturities ........................................          (119.7)           (85.9)
       Realized investment and other (gains) losses, net ..................................            95.6            (78.7)
       Change in deferred policy acquisition costs ........................................          (212.4)          (131.7)
       Depreciation and amortization ......................................................            95.4             80.3
       Net cash flows from trading securities .............................................           (34.4)          (142.4)
       Increase in accrued investment income ..............................................           (91.1)          (100.6)
       Decrease (increase) in premiums and accounts receivable ............................             7.9            (25.1)
       Increase in other assets and other liabilities, net ................................          (154.4)          (559.9)
       Increase in policy liabilities and accruals, net ...................................         1,257.0          1,291.3
       Increase in income taxes ...........................................................           267.1            300.4
       Initial cash transferred to the closed block .......................................              --           (158.6)
       Contribution from the closed block .................................................           (70.9)           (90.7)
                                                                                                 ---------------------------

              Net cash provided by operating activities ...................................         1,548.8            925.0

Cash flows from investing activities:
       Sales of:
         Fixed maturities available-for-sale ..............................................        14,207.0          4,242.7
         Equity securities available-for-sale .............................................           329.5            257.3
         Real estate ......................................................................             4.3             49.5
         Short-term investments and other invested assets .................................           118.6             24.5
       Maturities, prepayments and scheduled redemptions of:
         Fixed maturities held-to-maturity ................................................           161.1          1,216.9
         Fixed maturities available-for-sale ..............................................         1,988.0          1,149.9
         Short-term investments and other invested assets .................................           112.6            406.6
         Mortgage loans on real estate ....................................................           917.6            953.4
       Purchases of:
         Fixed maturities held-to-maturity ................................................           (31.6)        (1,292.9)
         Fixed maturities available-for-sale ..............................................       (21,448.3)        (6,232.5)
         Equity securities available-for-sale .............................................          (241.4)          (194.4)
         Real estate ......................................................................            (5.5)           (48.0)
         Short-term investments and other invested assets .................................          (400.3)          (568.8)
         Mortgage loans on real estate issued .............................................        (1,001.3)        (1,290.8)
         Cash (paid) received related to acquisition of business ..........................           (41.0)           141.3
         Cash received on sale of subsidiary ..............................................            12.8               --
         Other, net .......................................................................            35.4             25.6
                                                                                                 ---------------------------

              Net cash used in investing activities .......................................      $ (5,282.5)      $ (1,159.7)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                         2001            2000
                                                                                      -------------------------
                                                                                            (in millions)
Cash flows from financing activities:
     Issuance of common stock ..................................................      $      --       $    10.0
     Contribution from parent ..................................................             --         1,589.0
     Payments to eligible policyholders under Plan of Reorganization ...........             --        (1,067.0)
     Dividends paid to parent ..................................................         (250.0)         (200.0)
     Universal life and investment-type contract deposits ......................        8,256.9         5,250.3
     Universal life and investment-type contract maturities and withdrawals ....       (6,142.6)       (5,435.8)
     Issuance of short-term debt ...............................................          160.4              --
     Issuance of long-term debt ................................................          145.2            20.0
     Repayment of long-term debt ...............................................          (14.0)          (73.2)
     Net (decrease) increase in commercial paper ...............................         (166.1)           64.6
                                                                                      -------------------------

         Net cash provided by financing activities .............................        1,989.8           157.9
                                                                                      -------------------------

         Net decrease in cash and cash equivalents .............................       (1,743.9)          (76.8)

Cash and cash equivalents at beginning of year .................................        2,841.2         1,797.7
                                                                                      -------------------------

Cash and cash equivalents at end of period .....................................      $ 1,097.3       $ 1,720.9
                                                                                      =========================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY
            NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited consolidated financial statements of John Hancock Life Insurance Company, Inc. (the Company) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations. Operating results for the three and nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These unaudited consolidated financial statements should be read in conjunction with the Company's annual audited financial statements as of December 31, 2000 included in the Company's Form 10-K for the year ended December 31, 2000 filed with the United States Securities and Exchange Commission (hereafter referred to as the Company's 2000 Form 10-K).

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

Cumulative Effect of Accounting Changes

During the first quarter of 2001, the Company changed the method of accounting for the recognition of deferred gains and losses considered in the calculation of the annual expense for its employee pension plan under Statement of Financial Accounting Standards (SFAS) No. 87, "Employers' Accounting for Pensions," and for its postretirement health and welfare plans under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company changed the method of recognizing gains and losses from deferral within a 10% corridor and amortization of gains outside this corridor over the future working careers of the participants to deferral within a 5% corridor and amortization of gains and losses outside this corridor over the future working careers of the participants. The new method is preferable because in the Company's situation, it produces results that more closely match current economic realities of the Company's retirement and welfare plans through the use of the current fair values of assets while still mitigating the impact of extreme gains and losses. As a result, on January 1, 2001, the Company recorded a credit of $18.6 million (net of tax of $9.9 million), related to its employee benefit pension plans, and a credit of $4.7 million (net of tax of $2.6 million), related to its postretirement health and welfare plans. The total credit recorded as a cumulative effect of an accounting change was $23.3 million (net of tax of $12.5 million) for the nine months ended September 30, 2001. This change in accounting increased net income for the three and nine month periods ended September 30, 2001 by $1.1 million and $3.3 million, respectively. The pro forma results, assuming this change in accounting had taken place as of the beginning of 2000, would not be materially different from the reported results.

                       JOHN HANCOCK LIFE INSURANCE COMPANY
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 1 -- Summary of Significant Accounting Policies - (Continued)

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133." This Statement amends SFAS No. 133 to defer its effective date for one year, to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This Statement makes certain changes in the hedging provisions of SFAS No. 133, and is effective concurrent with SFAS No. 133. As amended, SFAS No. 133 requires all derivatives to be recognized on the balance sheet at fair value, and establishes special accounting for the following three types of hedges: fair value hedges, cash flow hedges, and hedges of foreign currency exposures of net investments in foreign operations. Special accounting for qualifying hedges provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of the corresponding change in value of the hedged item. If the derivative is accounted for as a hedge, depending on the nature of the hedge, the change in the fair value of derivatives is either offset against the change in the fair value of the hedged asset, liability or firm commitment through earnings or recognized in other comprehensive income until the change in value of the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value is recognized immediately in earnings and is included in net realized and other investment gains. As a result, such amounts are not included in the determination of the Company's segment after-tax operating income. In addition, SFAS No. 133, as amended, precludes the designation of held-to-maturity fixed maturity investment securities as hedged items in hedging relationships where the hedged risk is interest rate risk.

On January 1, 2001, the Company adopted SFAS No. 133, as amended. The Company's risk management philosophy has not changed as a result of adoption of the Statement. The adoption of SFAS No. 133, as amended, resulted in a charge to operations accounted for as a cumulative effect of accounting change of $16.1 million (net of tax of $8.3 million) as of January 1, 2001. In addition, as of January 1, 2001, a $227.6 million (net of tax of $122.6 million) cumulative effect of accounting change was recorded in other comprehensive income for (1) the transition adjustment in the adoption of SFAS 133, as amended, an increase of $40.5 million (net of tax of $21.8 million), and (2) the reclassification of certain securities from the held-to-maturity category to the available-for-sale category, an increase of $187.1 million (net of tax of $100.8 million).

New Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also clarifies the criteria to recognize intangible assets separately from goodwill. SFAS No. 141 is effective for business combinations initiated after June 30, 2001.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets deemed to have indefinite lives no longer be amortized to earnings, but instead be reviewed at least annually for impairment. Intangible assets with definite lives will continue to be amortized over their useful lives. SFAS No. 142 will be effective January 1, 2002. The Company estimates that adoption of SFAS No. 142 will result in an increase in net income of approximately $10-15 million for the year ended December 31, 2002. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 based on the guidance in SFAS No. 142. The Company does not expect the impact of these impairment tests on its earnings or financial position to be material.

In September 2001, the FASB's Emerging Issues Task Force reached a consensus on Issue 01-10 - "Accounting for the Impact of the Terrorist Attacks of September 11, 2001." Issue 01-10 presents guidance relative to accounting for and financial reporting of the events of September 11, 2001 (the Events), including both how and when to measure, record and report losses and any resulting liabilities which are directly attributable to the Events. Based on a comprehensive review of the Company's operations, the Company believes that the Events had no material financial impact on the earnings or financial position of the Company.

                       JOHN HANCOCK LIFE INSURANCE COMPANY
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 1 -- Summary of Significant Accounting Policies - (Continued)

In December 2000, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 00-3, "Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and Certain Long-Duration Participating Contracts", (SOP 00-3). SOP 00-3, which was adopted with respect to accounting for demutualization expenses by the Company effective December 15, 2000, requires that demutualization related expenses be classified as a single line item within income from continuing operations and should not be classified as an extraordinary item. The adoption of SOP 00-3 resulted in the reclassification of demutualization expenses previously recorded as an extraordinary item in the nine month period ended September 30, 2000 of $10.3 million (net of tax of $0.4 million). There were no demutualization expenses for the three or nine months ended September 30, 2001. The remaining provisions of this SOP, which will require (1) the inclusion of all closed block activity together with all other assets, liabilities, revenues and expenses and
(2) recognition of a policyholder dividend obligation that represents cumulative actual closed block earnings in excess of expected periodic amounts calculated at the date of the demutualization, are effective no later than December 31, 2001. See Note 6 for a summary description of the closed block assets, liabilities, revenues and expenses, which do not include the policyholder dividend obligation that will be required in 2001. The Company currently is evaluating the effect that establishing the policyholder dividend obligation will have on its results of operations and financial position. That impact is not known at this time.

Reclassifications

During the third quarter of 2001, the Company began classifying investment returns related to equity indexed universal life insurance policies sold through The Maritime Life Assurance Company (Maritime), a majority-owned subsidiary of the Company, with benefits to policyholders and reclassified prior period balances from net investment income to benefits to policyholders. See Note 7 to the unaudited consolidated financial statements, Derivative and Hedging Instruments in the section entitled Derivatives Not Designated as Hedging Instruments.

Codification

In March 1998, the National Association of Insurance Commissioners (NAIC) adopted codified statutory accounting principles (Codification) effective January 1, 2001. Codification changes prescribe statutory accounting practices and results in changes to the accounting practices that the Company and its domestic life insurance subsidiaries use to prepare their statutory-basis financial statements. The states of domicile of these subsidiaries adopted Codification as the prescribed basis of accounting on which domestic insurers must report their statutory-basis results effective January 1, 2001. The cumulative effect of changes in accounting principles adopted to conform to the requirements of Codification is reported as an adjustment to surplus in the statutory-basis financial statements as of January 1, 2001. Although the implementation of Codification reduced the Company's domestic life insurance subsidiaries' statutory-basis capital and surplus, these subsidiaries remain in compliance with all regulatory and contractual obligations.

Recent Acquisitions

On October 1, 2001, The Maritime Life Assurance Company (Maritime), a majority-owned Canadian subsidiary of the Company, completed its purchase of the shares of Royal & Sun Alliance Life Insurance Company of Canada ("RSAF") for an amount of approximately $149.9 million, financed primarily by a public debt offering in Canada. RSAF's business includes life insurance, guaranteed interest savings and retirement products and segregated funds. The Company believes that this purchase will strengthen its competitive position in the Canadian market. The proforma results for the periods ending September 30, 2001 and 2000, assuming the acquisitions of RSAF had taken place as of the beginning of 2001 and 2000, respectively, would not be materially different from the reported results.

On April 2, 2001, a subsidiary of the Company, Signature Fruit Company, LLC (Signature Fruit), acquired certain assets and assumed certain liabilities out of bankruptcy proceedings of Tri Valley Growers, Inc., a cooperative association. The transaction was accounted for as a purchase and the results of operations are included in the accompanying financial statements since the date of acquisition. The fair values of assets acquired and liabilities assumed were $252.1 million and $199.1 million, respectively. The net losses related to the acquired operations included in the Company's results for the three and nine month periods ended September 30, 2001 were $2.7 million and $4.0 million, respectively. The pro forma results for the three and nine month periods ended September 30, 2001

                       JOHN HANCOCK LIFE INSURANCE COMPANY
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 1 -- Summary of Significant Accounting Policies - (Continued)

and 2000, respectively, assuming the acquisition had taken place at the beginning of the periods presented, would not be materially different from the reported results.

On March 1, 2000, the Company acquired the individual long-term care insurance business of Fortis, Inc. (Fortis). The pro forma results for the three and nine month periods ended September 30, 2000, assuming the acquisition of Fortis had taken place as of the beginning of 2000, would not be materially different from the reported results.

Note 2 -- Transactions with Parent

The Company provides JHFS with personnel, property and facilities in carrying out certain of its corporate functions. The Company annually determines a fee for these services and facilities based on a number of criteria. The amount of service fee charged to JHFS was $5.9 million and $22.6 million for the three and nine month periods ended September 30, 2001, respectively. No such service fee was charged to JHFS during the comparable prior year periods. During the nine month periods ended September 30, 2001 and 2000, the Company declared dividends to JHFS of $250.0 million and $466.0 million, respectively, of which $266.0 million was unpaid at September 30, 2000.

On November 5, 2001, the Board of Directors of the Company approved a plan whereby the Company will dividend its ownership of Direct Foreign Operations
(DFO) and its remaining 55% ownership of Maritime to JHFS. In addition, the board approved the payment by the Company to JHFS of a cash dividend of approximately $11.0 million. The Company expects to complete these transactions in the fourth quarter of 2001.

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

The following tables summarize selected financial information by segment for the three and nine month periods ended or as of September 30, 2001 and 2000, respectively, and reconciles segment revenues and segment after-tax operating income to amounts reported in the unaudited consolidated statements of income (in millions). Included in the Protection Segment for 2001 are the closed block assets and liabilities, as well as the contribution from the closed block, which is reflected in "Revenues" in the table below (see Note 6).

                       JOHN HANCOCK LIFE INSURANCE COMPANY
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 3 -- Segment Information - (Continued)

                                                                  Retail                 Institutional
                                                      Retail       Asset    Institutional  Investment   Corporate
                                                    Protection   Gathering      G&SFP      Management   and Other  Consolidated
                                                    ---------------------------------------------------------------------------
As of or for the three months ended
September 30, 2001
Revenues:
     Segment revenues ...........................   $   395.2    $   296.2    $   474.2    $    33.2    $   441.2    $ 1,640.0
     Net realized investment and other gains
       (losses), net ............................        (0.9)         9.7        (57.8)          --         (6.9)       (55.9)
                                                    --------------------------------------------------------------------------
     Revenues ...................................   $   394.3    $   305.9    $   416.4    $    33.2    $   434.3    $ 1,584.1
                                                    ==========================================================================
     Net investment income ......................   $   150.3    $   130.9    $   455.3    $     8.9    $    76.5    $   821.9
Net Income:
     Segment after-tax operating income .........        67.4         41.0         62.9          7.0         23.8        202.1
     Net realized investment and other gains
       (losses), net ............................        (0.4)         6.6        (36.9)          --         (4.0)       (34.7)
     Restructuring charges ......................        (1.0)        (0.3)          --         (0.2)        (1.5)        (3.0)
     Surplus tax ................................         1.5           --          2.1           --          0.2          3.8
                                                    --------------------------------------------------------------------------
     Net income .................................   $    67.5    $    47.3    $    28.1    $     6.8    $    18.5    $   168.2
                                                    ==========================================================================
Supplemental Information:
     Inter-segment revenues .....................          --           --           --    $     6.5    $    (6.5)          --
     Equity in net income of investees
       accounted for by the equity method .......   $     5.1    $     2.2    $     7.9          3.4         (7.3)   $    11.3
     Amortization of deferred policy
       acquisition costs, excluding amounts
       related to net realized investment
       gains (losses) ...........................        31.4         22.5          0.4           --          9.7         64.0
     Segment assets .............................   $27,676.6    $13,835.4    $32,373.3    $ 2,792.9    $12,315.1    $88,993.3

                       JOHN HANCOCK LIFE INSURANCE COMPANY
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 3 -- Segment Information - (Continued)

                                                                  Retail                  Institutional
                                                     Retail        Asset    Institutional   Investment   Corporate
                                                   Protection    Gathering      G&SFP       Management   and Other   Consolidated
                                                   ------------------------------------------------------------------------------
As of or for the three months ended
September 30, 2000
Revenues:
     Segment revenues ...........................   $   379.9    $   297.2    $   483.5     $    45.4    $   421.8    $ 1,627.8
     Net realized investment and other gains
       (losses), net ............................        (2.9)         4.2        (18.0)          1.1         14.4         (1.2)
                                                    ---------------------------------------------------------------------------
     Revenues ...................................   $   377.0    $   301.4    $   465.5     $    46.5    $   436.2    $ 1,626.6
                                                    ===========================================================================
     Net investment income ......................   $   141.2    $   111.5    $   438.2     $     7.0    $    94.1    $   792.0
Net Income:
     Segment after-tax operating income .........        71.6         38.4         52.3           7.8         28.8        198.9
     Net realized investment and other gains
       (losses), net ............................        (1.9)         2.6        (11.3)          0.7          7.2         (2.7)
     Restructuring charges ......................        (1.8)        (0.4)        (0.1)           --         (0.1)        (2.4)
     Surplus tax ................................         5.5          0.4          4.0            --         (2.6)         7.3
                                                    ---------------------------------------------------------------------------
     Net income .................................   $    73.4    $    41.0    $    44.9     $     8.5    $    33.3    $   201.1
                                                    ===========================================================================
Supplemental Information:
     Inter-segment revenues .....................          --           --           --     $     9.7    $    (9.7)          --
     Equity in net income of investees
       accounted for by the equity method .......   $    (2.8)   $    (1.5)   $    (0.4)         (2.5)        13.1    $     5.9
     Amortization of deferred policy
       acquisition costs, excluding
       amounts related to net realized
       investment gains (losses) ................        21.2         17.5          0.8            --         10.9         50.4
     Segment assets .............................   $27,175.7    $14,439.1    $31,061.8     $ 2,149.6    $12,124.3    $86,950.5

                       JOHN HANCOCK LIFE INSURANCE COMPANY
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 3 -- Segment Information - (Continued)

                                                                   Retail                  Institutional
                                                     Retail        Asset    Institutional    Investment   Corporate
                                                   Protection    Gathering      G&SFP        Management   and Other  Consolidated
                                                   ------------------------------------------------------------------------------
As of or for the nine months ended
September 30, 2001
Revenues:
     Segment revenues ...........................   $ 1,131.3    $   880.0    $ 1,462.6      $    99.7    $ 1,350.2    $ 4,923.8
     Net realized investment and other gains
       (losses), net ............................       (38.8)        (1.5)       (81.3)          (0.1)        19.4       (102.3)
                                                    ----------------------------------------------------------------------------
     Revenues ...................................   $ 1,092.5    $   878.5    $ 1,381.3      $    99.6    $ 1,369.6    $ 4,821.5
                                                    ============================================================================
     Net investment income ......................   $   440.2    $   373.5    $ 1,386.5      $    18.1    $   241.9    $ 2,460.2
Net Income:
     Segment after-tax operating income .........       212.9        109.9        180.2           17.0         63.7        583.7
     Net realized investment and other gains
       (losses), net ............................       (24.0)          --        (51.3)          (0.1)        11.7        (63.7)
     Restructuring charges ......................        (3.8)       (15.4)        (0.7)          (0.7)        (1.7)       (22.3)
     Cumulative effect of accounting changes ....        11.7         (0.5)        (1.2)          (0.2)        (2.6)         7.2
     Surplus tax ................................         1.5           --          2.1             --          0.2          3.8
                                                    ----------------------------------------------------------------------------
     Net income .................................   $   198.3    $    94.0    $   129.1      $    16.0    $    71.3    $   508.7
                                                    ============================================================================
Supplemental Information:
     Inter-segment revenues .....................          --           --           --      $    21.2    $   (21.2)   $      --
     Equity in net income of investees
       accounted for by the equity method .......   $     9.9    $     6.1    $    16.0            3.8         21.0         56.8
     Amortization of deferred policy
       acquisition costs, excluding amounts
       related to net realized investment
       gains (losses) ...........................        83.3         59.5          1.9             --         48.7        193.4
     Segment assets .............................   $27,676.6    $13,835.4    $32,373.3      $ 2,792.9    $12,315.1    $88,993.3

                       JOHN HANCOCK LIFE INSURANCE COMPANY
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 3 -- Segment Information - (Continued)

                                                                    Retail                   Institutional
                                                      Retail         Asset     Institutional   Investment   Corporate
                                                    Protection     Gathering       G&SFP       Management   and Other   Consolidated
                                                    --------------------------------------------------------------------------------
As of or for the nine months ended
September 30, 2000
Revenues:
     Segment revenues ...........................    $ 1,169.1     $   894.1     $ 1,583.0     $   173.3    $ 1,304.0     $ 5,123.5
     Net realized investment and other gains
       (losses), net ............................         11.6          10.1         (38.9)          1.7         93.6          78.1
                                                     ------------------------------------------------------------------------------
     Revenues ...................................    $ 1,180.7     $   904.2     $ 1,544.1     $   175.0    $ 1,397.6     $ 5,201.6
                                                     ==============================================================================
     Net investment income ......................    $   456.9     $   327.4     $ 1,287.0     $    17.3    $   320.0     $ 2,408.6
Net Income:
     Segment after-tax operating income .........        195.4         104.0         161.6          40.2         78.8         580.0
     Net realized investment and other gains
       (losses), net ............................          7.1           6.3         (24.4)          1.0         57.4          47.4
     Restructuring charges ......................         (5.4)         (1.4)         (2.3)           --         (1.0)        (10.1)
     Group pension dividend transfer ............           --            --           5.7            --           --           5.7
     Demutualization expenses ...................         (0.2)         (0.1)         (0.2)           --         (0.2)         (0.7)
     Other demutualization related costs ........         (6.7)         (1.4)         (1.7)           --         (0.4)        (10.2)
     Surplus tax ................................          8.4           0.5           5.5            --          0.1          14.5
                                                     ------------------------------------------------------------------------------
     Net income .................................    $   198.6     $   107.9     $   144.2     $    41.2    $   134.7     $   626.6
                                                     ==============================================================================
Supplemental Information:
     Inter-segment revenues .....................           --            --            --     $    31.2    $   (31.2)           --
     Equity in net income of investees
       accounted for by the equity method .......    $     2.9     $     1.7     $     5.9           5.5         71.6     $    87.6
     Amortization of deferred policy
       acquisition costs, excluding amounts
       related to net realized investment
       gains (losses) ...........................         46.9          53.6           2.2            --         41.1         143.8
     Segment assets .............................    $27,175.7     $14,439.1     $31,061.8     $ 2,149.6    $12,124.3     $86,950.5

Note 4 -- Severance

As part of JHFS's on-going Competitive Position Project, the Company participated in a restructuring plan to reduce costs and increase future operating efficiency by consolidating portions of its operations. The plan consists primarily of reducing staff in the home office and terminating certain operations outside the home office.

In connection with the restructuring plan, approximately 798 employees have been or will be terminated. As of September 30, 2001 and December 31, 2000, the liability for employee termination costs, included in other liabilities was $19.3 million and $20.6 million, respectively. Employee termination costs, included in other operating costs and expenses, were $4.4 million and $3.6 million for the three months ended September 30, 2001 and 2000 and $35.0 million and $16.6 million for the nine months ended September 30, 2001 and 2000, respectively. Of the total number of employees affected, approximately 794 employees were terminated as of September 30, 2001, having received benefit payments of approximately $62.1 million.

Note 5 -- Contingencies

In the normal course of its business operations, the Company is involved with litigation from time to time with claimants, beneficiaries and others, and a number of litigation matters were pending as of September 30, 2001. It is the opinion of management, after consultation with counsel, that the ultimate liability with respect to these claims, if any, will not materially affect the financial position or results of operations of the Company.

                       JOHN HANCOCK LIFE INSURANCE COMPANY
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 5 -- Contingencies - (Continued)

During 1997, the Company entered into a court-approved settlement relating to a class action lawsuit involving certain individual life insurance policies sold from 1979 through 1996. In entering into the settlement, the Company specifically denied any wrongdoing. The total reserve held in connection with the settlement to provide for relief to class members and for legal and administrative costs associated with the settlement amounted to $43.1 million and $224.0 million at September 30, 2001 and December 31, 2000, respectively. There were no additional reserves recorded related to the settlement for the three and nine month periods ended September 30, 2001 and 2000. The estimated reserve is based on a number of factors, including the estimated cost per claim and the estimated costs to administer the claims.

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

On February 28, 1997, the Company sold a major portion of its group insurance business to UNICARE Life & Health Insurance Company (UNICARE), a wholly owned subsidiary of WellPoint Health Networks, Inc. The business sold included the Company's group accident and health business and related group life business and Cost Care, Inc., Hancock Association Services Group and Tri-State, Inc., all of which were indirect wholly owned subsidiaries of the Company. The Company retained its group long-term care insurance operations. The insurance business sold was transferred to UNICARE through a 100% coinsurance agreement. The Company secured a $397.0 million letter of credit facility with a group of banks. The banks have agreed to issue a letter of credit to the Company pursuant to which the Company may draw up to $397.0 million for any claims not satisfied by UNICARE under the coinsurance agreement after the Company has incurred the first $113.0 million of losses from such claims. The amount available pursuant to the letter of credit agreement and any letter of credit issued thereunder automatically will be reduced on a scheduled basis consistent with the anticipated run-off of liabilities related to the business reinsured under the coinsurance agreement. The letter of credit facility was reduced to $127.0 million on March 1, 2001. The letter of credit facility and any letter of credit issued thereunder are scheduled to expire on March 1, 2002. The Company remains liable to its policyholders to the extent that UNICARE does not meet its contractual obligations under the coinsurance agreement.

Through the Company's group health insurance operations, the Company entered into a number of reinsurance arrangements in respect of personal accident insurance and the occupational accident component of workers compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, the Company both assumed risks as a reinsurer and also passed 95% of these risks on to other companies. This business had originally been reinsured by a number of different companies and has become the subject of widespread disputes. The disputes concern the placement of the business with reinsurers and recovery of the reinsurance. The Company is engaged in disputes, including a number of legal proceedings, in respect of this business. The risk to the Company is that other companies that reinsured the business from the Company may seek to avoid their reinsurance obligations. However, the Company believes that it has a reasonable legal position in this matter. During the fourth quarter of 1999 and early 2000, the Company received additional information about its exposure to losses under the various reinsurance programs. As a result of this additional information and in

                       JOHN HANCOCK LIFE INSURANCE COMPANY
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 5 -- Contingencies - (Continued)

connection with global settlement discussions initiated in late 1999 with other parties involved in the reinsurance programs, during the fourth quarter of 1999 the Company recognized a charge for uncollectable reinsurance of $133.7 million, after tax, as its best estimate of its remaining loss exposure. The Company believes that any exposure to loss from this issue, in addition to amounts already provided for as of September 30, 2001, would not be material.

Reinsurance ceded contracts do not relieve the Company from its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet its obligations for reinsurance ceded to it under the reinsurance agreements. Failure of the reinsurers to honor their obligations could result in losses to the Company; consequently, estimates are established for amounts deemed or estimated to be uncollectable. To minimize its exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar characteristics of the reinsurers.

Note 6 -- Closed Block

Under the Plan, the Company created a closed block for the benefit of policies included therein. The following table sets forth certain summarized financial information relating to the closed block as of the dates indicated:

                                                                     September 30,   December 31,
                                                                          2001           2000
                                                                     ----------------------------
                                                                             (in millions)
Assets
Investments
Fixed maturities:
Held-to-maturity--at amortized cost
   (fair value: September 30--$106.1; December 31--$2,327.4) ....      $   108.1      $ 2,269.9
Available-for-sale--at fair value
   (cost: September 30--$5,101.6; December 31--$2,378.7) ........        5,298.5        2,353.0
Equity securities:
Available-for-sale--at fair value
   (cost: September 30--$10.3; December 31--$5.3) ...............           11.5            6.3
Mortgage loans on real estate ...................................        1,831.4        1,930.6
Policy loans ....................................................        1,548.6        1,540.6
Short-term investments ..........................................           11.7           62.1
Other invested assets ...........................................           64.5           40.7
                                                                     ----------------------------
Total Investments ...............................................        8,874.3        8,203.2

Cash and cash equivalents .......................................          174.8          305.6
Accrued investment income .......................................          164.9          149.3
Premiums and accounts receivable ................................           22.6           27.1
Deferred policy acquisition costs ...............................          778.7          947.3
Other assets ....................................................           88.0           77.5
                                                                     ----------------------------
Total Closed Block Assets .......................................      $10,103.3      $ 9,710.0
                                                                     ============================

Liabilities
Future policy benefits ..........................................      $10,105.1      $ 9,910.5
Policyholders' funds ............................................        1,492.1        1,459.5
Other liabilities ...............................................          676.0          665.9
                                                                     ----------------------------
Total Closed Block Liabilities ..................................      $12,273.2      $12,035.9
                                                                     ============================

                       JOHN HANCOCK LIFE INSURANCE COMPANY
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 6 -- Closed Block - (Continued)

The following table sets forth certain summarized financial information relating to the closed block for the periods indicated:

                                                                                                              For the Period
                                                          Three Months      Three Months      Nine Months       February 1
                                                              Ended             Ended            Ended            Through
                                                          September 30,     September 30,    September 30,     September 30,
                                                              2001              2000              2001              2000
                                                          ------------------------------------------------------------------
                                                                                     (in millions)
Revenues
Premiums .............................................      $  226.8          $  217.2          $  672.0          $  619.0
Net investment income ................................         167.5             155.8             500.0             423.1
Net realized investment and other
     gains (losses), net .............................           5.9               1.4              (3.2)              1.3
Other closed block revenue (expense) .................            --              (0.2)              0.4              (0.4)
                                                          ------------------------------------------------------------------
Total closed block revenues ..........................         400.2             374.2           1,169.2           1,043.0

Benefits and Expenses
Benefits to policyholders ............................         248.5             203.1             717.3             613.4
Other operating costs and expenses ...................          (2.7)             (3.4)             (6.6)             (9.1)
Amortization of deferred policy acquisition costs ....          12.1              27.1              51.4              55.5
Dividends to policyholders ...........................         108.1             108.0             336.2             292.5
                                                          ------------------------------------------------------------------
Total closed block benefits and expenses .............         366.0             334.8           1,098.3             952.3
                                                          ------------------------------------------------------------------

Contribution from the closed block ...................      $   34.2          $   39.4          $   70.9          $   90.7
                                                          ==================================================================

Note 7 -- Derivatives and Hedging Instruments

The Company uses various derivative instruments to hedge and manage its exposure to changes in interest rate levels, foreign exchange rates, and equity market prices, and to manage the duration of assets and liabilities.

The fair value of derivative instruments classified as assets at September 30, 2001 was $180.1 million, and appears on the consolidated balance sheet in other assets. The fair value of derivative instruments classified as liabilities at September 30, 2001 was $717.6 million, and appears on the consolidated balance sheet in other liabilities.

In certain of these cases, the Company uses hedge accounting as allowed by SFAS No. 133, as amended, by designating derivative instruments as either fair value or cash flow hedges. For derivative instruments that are designated and qualify as fair value hedges, the change in fair value of the derivative instrument as well as the offsetting change in fair value of the hedged item are recorded in net realized investment and other gains and losses. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the change in fair value of the derivative instrument is recorded in other comprehensive income, and then reclassified into income when the hedged item affects income. Hedge effectiveness is assessed quarterly by a variety of techniques including regression analysis and cumulative dollar offset. In certain cases, there is no hedge ineffectiveness because the derivative instrument was constructed such that all the terms of the derivative exactly match the hedged risk in the hedged item.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

The Company also manages interest rate exposure by using interest rate swap agreements to modify certain liabilities, such as fixed rate debt and Constant Maturity Treasuries (CMT) indexed liabilities, by converting them to a LIBOR-based floating rate.

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

For the three and nine month periods ended September 30, 2001, the Company recognized a net loss of $40.7 million and $39.8 million, respectively, related to the ineffective portion of its fair value hedges, and a net loss of $6.1 million and $7.2 million, respectively, related to the portion of the hedging instruments that were excluded from the assessment of hedge effectiveness. For the three and nine month periods ended September 30, 2001, all of the Company's hedged firm commitments qualified as fair value hedges.

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

The Company used interest rate futures contracts to hedge the variable cash flows associated with variable benefit payments that it will make on certain annuity contracts.

The Company used interest rate floor agreements to hedge the interest rate risk associated with minimum interest rate guarantees in certain of its life insurance and annuity businesses.

For the three and nine month periods ended September 30, 2001, the Company recognized a net gain of $1.2 million and $0.7 million, respectively, related to the ineffective portion of its cash flow hedges, and a net gain of $46.9 million and $24.3 million, respectively, related to the portion of the hedging instruments that was excluded from the assessment of hedge effectiveness. For the three and nine month periods ended September 30, 2001, all of the Company's hedged forecast transactions qualified as cash flow hedges.

                       JOHN HANCOCK LIFE INSURANCE COMPANY
     NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 7 -- Derivatives and Hedging Instruments - (Continued)

For both the three and nine month periods ended September 30, 2001, a net loss of $0.5 million was reclassified from other accumulated comprehensive income to earnings. It is anticipated that approximately $0.4 million will be reclassified from other accumulated comprehensive income to earnings within the next twelve months. The maximum length for which variable cash flows are hedged is 24 years.

For the three and nine month periods ended September 30, 2001, none of the Company's cash flow hedges have been discontinued because it was probable that the original forecasted transactions would not occur by the end of the originally specified time period documented at inception of the hedging relationship.

The transition adjustment for the adoption of SFAS No. 133, as amended, resulted in an increase in other comprehensive income of $23.0 million (net of tax of $12.3 million) representing the accumulation in other comprehensive income of the effective portion of the Company's cash flow hedges as of January 1, 2001. For the three and nine month periods ended September 30, 2001, $34.2 million and $14.2 million of gains (net of tax of $18.4 million and $7.6 million) representing the effective portion of the change in fair value of derivative instruments designated as cash flow hedges was added to accumulated other comprehensive income, resulting in a balance of $37.0 million (net of tax of $19.9 million).

Derivatives Not Designated as Hedging Instruments

The Company enters into interest rate swap agreements, cancelable interest rate swap agreements, interest rate futures contracts, and interest rate cap and floor agreements to manage exposure to interest rates as described above under Fair Value Hedges without designating the derivatives as hedging instruments.

The Company enters into equity indexed futures contracts and equity indexed option contracts and equity swaps to generate investment return related to equity indexed universal life insurance policies. For the three month periods ended September 30, 2001 and 2000, $(11.4) million and $0.1 million, respectively, and for the nine month periods ended September 30, 2001 and 2000, $19.1 million and $(35.3) million, respectively, of gains and losses on these derivatives are included in benefits to policyholders and are offset by crediting similar amounts to policyholders' accounts.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of John Hancock Life Insurance Company (John Hancock or the Company) as of September 30, 2001, compared with December 31, 2000, and its consolidated results of operations for the three and nine month periods ended September 30, 2001 and September 30, 2000, and, where appropriate, factors that may affect future financial performance. The discussion of the Company's consolidated financial results of operations includes the results of the closed block for the nine month period ended September 30, 2001 and the period February 1, 2000 (the date the closed block became effective) through September 30, 2000 combined on a line by line basis with the results of operations outside the closed block for such period, as further discussed below. This discussion should be read in conjunction with the Company's MD&A and annual audited financial statements as of December 31, 2000 included in the Company's Form 10-K for the year ended December 31, 2000 filed with the Securities and Exchange Commission (SEC) (hereafter referred to, as amended, as the Company's 2000 Form 10-K) and unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.

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

Under the Plan, as of February 1, 2000, the Company created a closed block for the benefit of policies included therein. The purpose of the closed block is to protect the policy dividend expectations of the policies included in the closed block after demutualization. Unless the Commissioner of Insurance of the Commonwealth of Massachusetts and, in certain circumstances, the New York Superintendent of Insurance, consent to an earlier termination, the closed block will continue in effect until the date none of such policies are in-force. As of February 1, 2000, the Company segregated closed block assets of $9,343.0 million, an amount that is expected to produce cash flows which, together with anticipated revenues from policies included in the closed block, is expected to be sufficient to provide for payment of policy benefits, taxes and direct asset acquisition and disposal costs, and for continuation of policy dividend scales payable in 1999, so long as the experience underlying such dividend scales continues. The assets allocated to the closed block and any cash flows provided by these assets will solely benefit the holders of policies included in the closed block. As of February 1, 2000, when the closed block was established, total closed block liabilities were $12,118.3 million.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

If the assets allocated to the closed block, the cash flows therefrom and the revenues from the closed block business prove to be insufficient to pay the benefits guaranteed under the policies included in the closed block, the Company will be required to make payments from its general funds in an amount equal to the shortfall. The Company funded the closed block to provide for payment of guaranteed benefits on such policies and for continuation of dividends paid under 1999 policy dividends scales, assuming the experience underlying such dividend scales continues. Therefore, the Company does not believe it will be necessary to use general funds to pay guaranteed benefits on closed block business unless the closed block business experiences substantial adverse deviations in investment, mortality, persistency or other experience factors.

For additional information on the closed block see Note 6 to the unaudited consolidated financial statements and the Company's 2000 Form 10-K, as amended.

The costs relating to the demutualization, excluding costs relating to the offering, were approximately $119.6 million, net of tax, of which $10.9 million, net of tax, was recognized in the nine month period ending September 30, 2000. No demutualization costs were incurred in 2001. Demutualization expenses include printing and mailing costs and our aggregate cost of engaging independent accounting, actuarial, financial, investment banking, legal and other consultants to advise us. In addition, our costs include the costs of the staff and advisors of the Massachusetts Division of Insurance and the New York Insurance Department as to the demutualization process and related matters.

Results of Operations

The table below presents the consolidated results of operations for the three and nine month periods ended September 30, 2001 and 2000, respectively. For comparability with prior periods, the table below includes the results of operations of the closed block for the three and nine month periods ended September 30, 2001, the three month period ended September 30, 2000 and the period from February 1, 2000 through September 30, 2000 within the nine month period ended September 30, 2000 combined on a line by line basis with the results of operations outside the closed block.

                                                                Three months ended             Nine months ended
                                                                   September 30,                 September 30,
                                                              -----------------------------------------------------
                                                                2001           2000           2001           2000
                                                                ----           ----           ----           ----
                                                                                  (in millions)
Revenues (1) ...........................................      $1,950.1       $1,961.4       $5,919.8       $6,153.9

Benefits and expenses (1) ..............................       1,718.1        1,668.5        5,196.0        5,224.6
                                                              -----------------------------------------------------

Income before income taxes, minority
     interest and cumulative effect of
     accounting changes ................................         232.0          292.9          723.8          929.3

Income taxes ...........................................          59.5           90.5          204.8          298.7
                                                              -----------------------------------------------------

Income before minority interest and
     cumulative effect of accounting changes ...........         172.5          202.4          519.0          630.6

Minority interest ......................................          (4.3)          (1.3)         (17.5)          (4.0)

Cumulative effect of accounting changes, net of tax ....            --             --            7.2             --
                                                              -----------------------------------------------------

Net income .............................................      $  168.2       $  201.1       $  508.7       $  626.6
                                                              =====================================================

      (1) Revenues and benefits and expenses above differ from the unaudited consolidated statements of income due to closed block expenses for the three and nine month periods ended September 30, 2001 and the three month period ended September 30, 2000 and the period from February 1, 2000 through September 30, 2000 of $366.0 million, $1,098.3 million, $334.8 million and $952.3 million, respectively. These expenses are included in revenues through the contribution from the closed block on the unaudited consolidated statements of income for the three and nine month periods ended September 30, 2001 and 2000, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Consolidated income before income taxes, minority interest and cumulative effect of accounting changes of $232.0 million for the three months ended September 30, 2001 decreased by $60.9 million, or 20.8%, from that reported in the comparable prior year period, primarily due to a decrease in net realized investment and other gains of $53.7 million. The Company generated $55.0 million in net realized investment and other losses in the three months ended September 30, 2001, compared to $1.3 million in net realized investment and other losses for the three months ended September 30, 2000. Net realized investment and other losses generated in 2001 were primarily the result of deteriorating economic conditions, partially offset by gains from the sale of equity and mortgage investments. Income before income taxes, minority interest and cumulative effect of accounting changes in the Corporate and Other Segment decreased $36.1 million, primarily driven by the corporate operations businesses in which net investment income and net realized investment and other gains decreased from the comparable prior year period. Income before income taxes, minority interest and cumulative effect of accounting changes in the Guaranteed and Structured Financial Products Segment (G&SFP) decreased $24.4 million, primarily driven by $57.8 million of realized investment and other losses. Income before income taxes and cumulative effect of accounting changes increased $3.7 million in the Asset Gathering Segment primarily due to lower operating expenses, higher net investment income and higher net realized and other gains, partially offset by a decrease in investment type product fees. The Investment Management Segment decreased $3.6 million primarily due to lower advisory fee revenue on lower average assets under management in the current period. Income before income taxes and cumulative effect of accounting changes decreased $0.5 million in the Protection Segment driven by increases in policy reserves, offset by increases in net investment income and net realized investment and other gains.

Revenues of $1,950.1 million for the three months ended September 30, 2001 decreased $11.3 million, or 0.6%, compared to the three months ended September 30, 2000, primarily due to a decrease of $49.1 million in the G&SFP Segment. The decrease in G&SFP revenues is primarily due to net realized investment and other losses of $57.8 million, an increase of $39.8 million over the comparable prior year period, and a decrease in premiums of $23.9 million resulting from reinsuring a larger proportion of single premium annuity contracts, partially offset by an increase in net investment income of $17.1 million. The Investment Management Segment revenues decreased $13.3 million, primarily due to lower advisory fee revenue on lower average assets under management in the current period and the receipt of non-recurring performance fees received by the mezzanine fund manager in the comparable prior year period. Revenue increased $4.5 million in the Asset Gathering Segment, primarily due to increases in net investment income of $19.4 million to $130.9 million and increases in net realized investment and other gains of $5.5 million to $9.7 million for the three months ended September 30, 2001 compared to the comparable prior year period, partially offset by management advisory fee income which decreased $20.3 million from the comparable prior year quarter primarily from the mutual funds business. In the Corporate and Other Segment, revenues decreased $1.9 million, or 0.4%, primarily due to net realized investment and other losses and decreases in net investment income. Corporate and Other Segment incurred $6.9 million in net realized investment and other losses during the current year quarter, compared to $14.4 in net realized investment and other gains in the comparable prior year period, a decrease of $21.3 million. The Corporate and Other Segment's net investment income decreased $17.6 million, or 18.7%, from the comparable prior year period to $76.5 million, primarily due to reduction of invested assets from the utilization of capital for the stock buy back program, dividends paid to shareholders and capital supplied for the growth of the retail and institutional businesses. Partially offsetting these decreases in revenues in Corporate and Other was an increase in other revenue of $45.2 million primarily due to the effect of the assumption by Signature Fruit, LLC (Signature Fruit) of certain assets and liabilities out of bankruptcy proceedings of Tri Valley Growers, Inc. on corporate operations. Partially offsetting these decreases, revenues increased $48.5 million, or 6.8%, in the Protection Segment, primarily due to an increase in net investment income of $20.8 million from the comparable prior year period and an increase in premiums and investment type product charges of $25.2 million from the comparable prior year period.

Benefits and expenses of $1,718.1 million for the three months ended September 30, 2001 increased $49.6 million, or 3.0%, compared to the three months ended September 30, 2000. The increase in benefits and expenses is driven by the Protection Segment, which increased $49.0 million, or 8.1%. The Protection segment benefits and expenses increased due to growth in the policy reserves in both the traditional and non-traditional products, partially offset by a decrease in operating expenses. Benefits and expenses in the Corporate and Other Segment increased $34.2 million, or 8.7%, primarily due to growth in operating expenses from the impact of Signature Fruit's operations. Benefits and expenses in

                       JOHN HANCOCK LIFE INSURANCE COMPANY

the Asset Gathering Segment increased $0.8 million, or 0.4% primarily due to increases in benefits to policyholders and amortization of deferred acquisition costs and were partially offset by decreases in operating expenses. These increases in benefits and expenses were partially offset by a decrease in the G&SFP Segment which decreased $24.7 million, or 6.1%, primarily due to reinsuring a larger proportion of single premium annuity contracts, partially offset by an increase in interest credited. In addition, the Investment Management Segment expenses decreased by $9.7 million, or 30.3%, primarily due to lower operating expenses on a decline in compensation compared to the comparable prior year period.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Consolidated income before income taxes, minority interest and cumulative effect of accounting changes of $723.8 million for the nine months ended September 30, 2001 decreased by $205.5 million, or 22.1%, from that reported in the comparable prior year period, primarily due to a decrease in net realized investment and other gains of $178.8 million. The Company generated $98.8 million in net realized investment and other losses in the nine months ended September 30, 2001, compared to $80.0 million in net realized investment and other gains for the nine months ended September 30, 2000. Net realized investment and other gains generated in 2000 were the result of the initiative to divest the Company of real estate investments, while losses generated in 2001 were primarily the result of deteriorating economic conditions. Income before taxes, minority interest and cumulative effect of accounting changes in the Corporate and Other Segment decreased $107.0 million primarily due to corporate operations which decreased $77.9 million on lower net investment income and lower net realized investment and other gains. The Investment Management Segment income before income taxes, minority interest and cumulative effect of accounting changes decreased $43.0 million on lower advisory fee income partially offset by lower operating expenses. Investment Management Segment advisory fees decreased due to lower average assets under management in the current period, and non-recurring incentive and performance fees occurring in the comparable prior year period. The Asset Gathering Segment decreased $29.2 million due to lower commission income due to lower sales and redemptions in the mutual fund business and lower net realized investment and other gains, partially offset by higher net investment income. The Guaranteed and Structured Financial Products Segment (G&SFP) decreased $22.1 million primarily due to decreased realized investment and other gains in the current period compared to the comparable prior year period. Finally, income before income taxes, minority interest and cumulative effect of accounting changes in the Protection Segment decreased $4.2 million primarily due to net realized investment and other losses and increased amortization of deferred policy acquisition costs during the current period, partially offset by lower operating expenses in the comparable prior year period.

Revenues of $5,919.8 million for the nine months ended September 30, 2001 decreased $234.1 million, or 3.8%, compared to the nine months ended September 30, 2000, driven by a decrease of $162.8 million in the G&SFP Segment. The decrease in G&SFP revenues is primarily due to reinsuring a larger proportion of single premium annuity sales in the current period. In addition, G&SFP incurred net realized investment and other losses of $81.3 million in the current year period compared to losses of $38.9 million in the prior year period. Partially offsetting these decreases in G&SFP was an increase in net investment income of $99.5 million from the comparable prior year period resulting from an increase in invested assets backing spread based products. Revenues in the Corporate and Other Segment decreased $28.0 million, or 2.0%. Corporate and Other's net investment income decreased $78.1 million driven by lower investment income on corporate surplus due to greater surplus requirements in our other business lines, and nonrecurring investment income on IPO proceeds earned in the prior year. In addition, realized investment and other gains decreased by $74.2 million. Partially offsetting these decreases in revenues in Corporate and Other was an increase in life premiums of $36.6 million from the comparable prior year period, and an increase in other revenue of $100.2 million primarily due to the acquisition by Signature Fruit, LLC. The Investment Management Segment revenues decreased $75.4 million, or 43.1%, primarily due to prior year nonrecurring advisory fee income. Investment Management Segment advisory fee income in the comparable prior year period included the receipt of non-recurring incentive fees in connection with the restructuring of a timber management contract, a legal settlement relating to our timber management operations, and non-recurring performance fees received by the mezzanine fund manager. Asset Gathering Segment revenues decreased $25.7 million, or 2.8%, primarily due to a decrease in management advisory fees and commission income from the mutual funds business of $75.6 million, driven by the impact of redemptions, market depreciation and lower sales on assets under management. In addition, net realized investment and other gains decreased $11.6 million. The decrease in Asset Gathering Segment revenues was partially offset by an increase in net investment income of $46.1 million driven by the fixed annuity business and $22.9 million in increased premiums primarily due to the single premium immediate annuity business. These decreases in revenues were partially offset by an increase in revenues for the Protection Segment of $57.8

                       JOHN HANCOCK LIFE INSURANCE COMPANY

million, or 2.7%, primarily due to an increase in premiums and growth in net investment income, partially offset by a decrease in net realized investment and other gains.

Benefits and expenses of $5,196.0 million for the nine months ended September 30, 2001 decreased $28.6 million, or 0.5%, compared to the nine months ended September 30, 2000, driven by a $140.7 decrease in G&SFP. The decrease in G&SFP was primarily due to lower benefits to policyholders due to reinsuring a larger proportion of single premium annuity contracts in the current period, partially offset by an increase in interest credited. The Investment Management Segment benefits and expenses decreased $32.4 million, or 30.7%, primarily due to a decline in compensation and interest expenses compared to the comparable prior year period. Partially offsetting these decreases in benefits and expenses is an increase of benefits and expenses in the Corporate and Other Segment of $79.0 million, or 6.4%, driven by a $81.6 million increase in operating expenses which is primarily due to impact of Signature Fruit in the current period. In addition, benefits and expenses in the Protection Segment increased $62.0 million, or 3.4%, primarily due to increases in the benefits to policyholders for growth in the individual long-term care insurance business and amortization of deferred policy acquisition costs, partially offset by decreased operating expenses. Finally, the Asset Gathering Segment's increase in benefits and expenses of $3.5 million, or 0.5%, is primarily due to increased benefits to policyholders and amortization of deferred policy acquisition costs, partially offset by lower operating expenses driven by lower commission expense in the mutual fund business on lower front end load mutual fund sales and lower redemptions of deferred sales charge mutual fund shares.

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

                                                                      Three months ended        Nine months ended
                                                                        September 30,             September 30,
                                                                     ---------------------------------------------
                                                                      2001         2000         2001         2000
                                                                     ---------------------------------------------
                                                                                    (in millions)
Segment Data: (1)
Segment after-tax operating income:
     Protection Segment .......................................      $ 67.4       $ 71.6       $212.9       $195.4
     Asset Gathering Segment ..................................        41.0         38.4        109.9        104.0
                                                                     ---------------------------------------------
       Total Retail ...........................................       108.4        110.0        322.8        299.4
     Guaranteed and Structured Financial Products
       Segment ................................................        62.9         52.3        180.2        161.6
     Investment Management Segment ............................         7.0          7.8         17.0         40.2
                                                                     ---------------------------------------------
       Total Institutional ....................................        69.9         60.1        197.2        201.8
     Corporate and Other Segment ..............................        23.8         28.8         63.7         78.8
                                                                     ---------------------------------------------
     Total segment after-tax operating income .................       202.1        198.9        583.7        580.0

After-tax adjustments: (1)

       Net realized investment and other
         gains and losses, net ................................       (34.7)        (2.7)       (63.7)        47.4
       Group pension dividend transfer ........................          --           --           --          5.7
       Restructuring charges ..................................        (3.0)        (2.4)       (22.3)       (10.1)
       Demutualization expenses ...............................          --           --           --         (0.7)
       Other demutualization related costs ....................          --           --           --        (10.2)
       Surplus tax ............................................         3.8          7.3          3.8         14.5
                                                                     ---------------------------------------------
           Total after-tax adjustments ........................       (33.9)         2.2        (82.2)        46.6
                                                                     ---------------------------------------------
       Income before cumulative effect of accounting
         changes ..............................................       168.2        201.1        501.5        626.6
       Cumulative effect of accounting changes, net of tax ....          --           --          7.2           --
                                                                     ---------------------------------------------
       Net income .............................................      $168.2       $201.1       $508.7       $626.6
                                                                     =============================================

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

In both periods, net realized investment and other gains and losses, except for gains and losses from mortgage securitizations and mezzanine funds, have been excluded from segment after-tax operating income due to their volatility between periods and because such data are often excluded by analysts and investors when evaluating the overall financial performance of insurers.

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

Net realized investment and other gains have been reduced by: (1) amortization of deferred policy acquisition costs to the extent that such amortization results from net realized investment and other gains and losses and (2) the portion of net realized investment and other gains and losses credited to participating pension contractholder accounts. We believe presenting net realized investment and other gains and losses in this format provides information useful in evaluating our operating performance. This presentation may not be comparable to presentations made by other insurers. Summarized below is a reconciliation of (a) net realized investment and other gains (losses) per the unaudited consolidated financial statements and (b) the adjustments made for net realized investment and other gains (losses) to calculate segment after-tax operating income for the three and nine month periods ended September 30, 2001 and 2000, respectively.

                                                                            Three months ended          Nine months ended
                                                                               September 30,               September 30,
                                                                          -------------------------------------------------
                                                                            2001          2000          2001          2000
                                                                          -------------------------------------------------
                                                                                             (in millions)
Net realized investment and other gains (losses) ...................      $ (35.1)      $  (6.0)      $ (85.3)      $  73.7
Amortization of deferred policy acquisition costs related to
     net realized investment gains (losses) ........................         (5.8)          0.7           1.5          (2.4)
Amounts credited (charged) to participating pension contract
     holder accounts ...............................................        (14.1)          4.0         (15.0)          8.7
                                                                          -------------------------------------------------
Net realized investment and other gains (losses), net of
     related amortization of deferred policy acquisition costs
     and amounts credited to participating pension contract
     holders per unaudited consolidated financial
     statements (1) ................................................        (55.0)         (1.3)        (98.8)         80.0
Net realized investment gains (losses) attributable to mortgage
     securitizations and mezzanine funds ...........................          1.0            --           3.5           2.0
                                                                          -------------------------------------------------
Net realized investment and other gains (losses), net - pre-tax
     adjustment to calculate segment operating income ..............        (56.0)         (1.3)       (102.3)         78.0
Income tax effect ..................................................         21.3          (1.4)         38.6         (30.6)
                                                                          -------------------------------------------------
Net realized investment and other gains (losses), net -
     after-tax adjustment to calculate segment operating income ....      $ (34.7)      $  (2.7)      $ (63.7)      $  47.4
                                                                          =================================================

      (1) Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs and amounts credited to participating pension contract holders for the three and nine month periods ended September 30, 2001 and 2000, respectively, includes $5.9 million and $1.4 million and $(3.2) million and $1.3 million, in net realized gains (losses) generated in the closed block. This balance is included in contribution from the closed block in the unaudited consolidated financial statements.

As part of the Company's on-going Competitive Position Project we have incurred after-tax restructuring charges to reduce costs and increase future operating efficiency by consolidating portions of our operations as well as the sale of part of the full-service retirement plan business. Additional information regarding restructuring costs is included in Note 4 - Severance in the notes to the unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

After-tax restructuring costs were $3.0 million and $2.4 million for the three month periods ended September 30, 2001 and 2000, respectively, and $22.3 million and $10.1 million for the nine month periods ended September 30, 2001 and 2000, respectively.

During 1999, we recorded an amount related to the transfer of certain assets from the Guaranteed and Structured Financial Products Segment to the corporate account within the Corporate and Other Segment. The $5.7 million after-tax credit occurring in the first nine months of 2000 is a change in estimate of this transaction based on information that became available in 2000.

In December 2000, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 00-3. SOP 00-3 which was adopted with respect to accounting for demutualization expenses by the Company effective December 31, 2000, requires that demutualization related expenses be classified as a single line item within income from continuing operations and should not be classified as an extraordinary item. No after-tax charges for demutualization related expenses were incurred during the three months ended September 30, 2000 and $0.7 million (net of tax of $0.4 million) were incurred during the nine months ended September 30, 2000. No demutualization costs were recognized in 2001. The Company considers demutualization expenses to be an adjustment to GAAP recorded net income.

The Company incurred after-tax charges for other demutualization related expenses to improve our financial analysis and financial reporting abilities. These charges primarily included consulting fees and planning and expense management costs. After-tax charges for other demutualization related expenses were $10.2 million (net of tax of $5.4 million) for the nine month period ended September 30, 2000. No such costs were incurred in 2001.

Effective within the year 2000, the Company is no longer subject to the surplus tax imposed on mutual life insurance companies. During the three month period ended September 30, 2001 and 2000, the Company recognized a reduction in equity based taxes of $3.8 million and $7.3 million, respectively, and during the nine month period ended September 30, 2001 and 2000 the Company recognized a reduction in equity based taxes of $3.8 million and $14.5 million, respectively, resulting from a revised estimate related to prior years. This after-tax credit was excluded from after-tax operating income for these periods.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Retail-Protection Segment

The following table presents certain summary financial data relating to the Protection Segment for the periods indicated.

                                                                       Three months ended             Nine months ended
                                                                          September 30,                 September 30,
                                                                       2001           2000           2001           2000
                                                                     -----------------------------------------------------
                                                                                         (in millions)
Revenues.......................................................      $  761.2       $  714.7       $2,229.6       $2,121.4

Benefits and expenses .........................................         655.7          605.0        1,901.1        1,825.6

Income taxes ..................................................          38.1           38.1          115.6          100.4
                                                                     -----------------------------------------------------

Segment after-tax operating income (1) ........................          67.4           71.6          212.9          195.4
                                                                     -----------------------------------------------------

After-tax adjustments: (1)
     Net realized investment and other gains (losses), net ....          (0.4)          (1.9)         (24.0)           7.1
     Surplus tax ..............................................           1.5            5.5            1.5            8.4
     Demutualization expenses .................................            --             --             --           (0.2)
     Other demutualization related costs ......................            --             --             --           (6.7)
     Restructuring charges ....................................          (1.0)          (1.8)          (3.8)          (5.4)
                                                                     -----------------------------------------------------
Total after-tax adjustments ...................................           0.1            1.8          (26.3)           3.2
                                                                     -----------------------------------------------------

Income before cumulative effect of accounting changes .........          67.5           73.4          186.6          198.6
Cumulative effect of accounting changes, net of tax ...........            --             --           11.7             --
                                                                     -----------------------------------------------------
Net income ....................................................      $   67.5       $   73.4       $  198.3       $  198.6
                                                                     =====================================================

Other Data:
Segment after-tax operating income:
     Non-traditional life (variable and universal life) .......      $   29.0       $   25.7       $   90.8       $   73.8
     Traditional life .........................................          26.9           24.9           83.1           81.6
     Long-term care ...........................................          14.6           21.6           43.6           41.7
     Other ....................................................          (3.1)          (0.6)          (4.6)          (1.7)
                                                                     -----------------------------------------------------
Segment after-tax operating income (1) ........................      $   67.4       $   71.6       $  212.9       $  195.4
                                                                     =====================================================

(1) See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Segment after-tax operating income was $67.4 million for the three months ended September 30, 2001, a decrease of $4.2 million, or 5.9%, from $71.6 million for the three months ended September 30, 2000. Non-traditional life insurance business after-tax operating income increased $3.3 million, or 12.8%, primarily due to increased fee income. Traditional life insurance business after-tax operating income increased $2.0 million, or 8.0%, primarily resulting from reductions in operating expenses. Long-term care insurance business after-tax operating income decreased $7.0 million, or 32.4%, due to the net impact of reinsurance activity during the prior year's comparable period.

Revenues were $761.2 million for the three months ended September 30, 2001, an increase of $46.5 million, or 6.5%, from $714.7 million for the three months ended September 30, 2000. Premiums increased $17.8 million, or 5.6%, primarily due to an increase in traditional life insurance premiums primarily caused by the prior year's comparable period reversal of premiums as part of the resolution of the class action lawsuit. The transactions associated with the class action lawsuit had no net effect on operating income in the period because these increases were offset by adjustments to benefits and expenses in the same period. Universal life and investment-type product charges consist primarily of cost of insurance fees and separate account fees and were $105.1 million for the three months ended September 30, 2001, an increase of $7.4 million, or 7.6%, from $97.7 million for the

                       JOHN HANCOCK LIFE INSURANCE COMPANY

three months ended September 30, 2000. This was primarily due to fee increases partially offset by a decline in separate account performance. The segment's net investment income increased $21.0 million, or 7.1%, primarily due to increased asset balances.

Benefits and expenses were $655.7 million for the three months ended September 30, 2001, an increase of $50.7 million, or 8.4%, from $605.0 million for the three months ended September 30, 2000 due to a $47.4 million increase in traditional life insurance reserves primarily attributable to prior year's comparable period reversal of benefits as part of the resolution of the class action lawsuit. The transactions associated with the class action lawsuit had no net effect on operating income in the period because these increases were offset by adjustments to revenues in the same period. Other operating expenses decreased $21.0 million primarily due to a decrease of $18.0 million in traditional life insurance products mainly attributable to on-going operating cost reductions. The Segment's effective tax rate on operating income was 36.1% and 34.7% for the three months ended September 30, 2001 and 2000, respectively.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Segment after-tax operating income was $212.9 million for the nine months ended September 30, 2001, an increase of $17.5 million, or 9.0%, from $195.4 million for the nine months ended September 30, 2000. Non-traditional life insurance after-tax operating income increased $17.0 million, or 23.0%, primarily due to higher fee income and net investment income. Traditional life insurance after-tax operating income increased $1.5 million, or 1.8%, primarily resulting from higher investment income and reductions in operating expenses offset by increased benefits to policyholders. Long-term care insurance after-tax operating income increased $1.9 million, or 4.6%, driven by higher margins on the growth in business.

Revenues were $2,229.6 million for the nine months ended September 30, 2001, an increase of $108.2 million, or 5.1%, from $2,121.4 million for the nine months ended September 30, 2000. Premiums increased $33.8 million, or 3.6%, primarily due to long-term care insurance premiums, which increased $34.4 million, or 16.1%, driven by continued growth in the business. Universal life and investment-type product charges were $309.0 million for the nine months ended September 30, 2001, an increase of $12.7 million, or 4.3%, from $296.3 million for the nine months ended September 30, 2000. This was due to increases in both universal and variable life product fees, of $6.9 million and $5.8 million respectively from the comparable prior year period, primarily driven by universal life account value increases and variable life products fee increases. Segment net investment income increased $60.2 million, or 6.8%, primarily due to increased asset balances.

Benefits and expenses were $1,901.1 million for the nine months ended September 30, 2001, an increase of $75.5 million, or 4.1%, from $1,825.6 million for the nine months ended September 30, 2000. Benefits to policyholders increased $82.1 million, or 7.6%, primarily due to growth in the long-term care business. Long-term care insurance benefits increased $51.6 million primarily due to additions to reserves for premium growth and to higher claim volume from the expansion of this business. Other operating costs and expenses decreased $40.9 million primarily due to a decrease in operating expenses on traditional life insurance products mainly attributable to operating cost reductions. Amortization of deferred policy acquisition costs increased $32.4 million, or 31.7%, primarily due to higher gross profits on both the traditional life and non-traditional life products. The Segment's effective tax rate on operating income was 35.2% and 33.9% for the nine months ended September 30, 2001 and 2000, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Retail-Asset Gathering Segment

      The following table presents certain summary financial data relating to the Asset Gathering Segment for the periods indicated.

                                                                   Three Months Ended        Nine Months Ended
                                                                     September 30,             September 30,
                                                                   2001         2000         2001         2000
                                                                  ---------------------------------------------
                                                                                 (in millions)
  Revenues .................................................      $296.2       $297.2       $880.0       $894.1

  Benefits and expenses ....................................       240.0        239.5        721.6        738.4

  Income taxes .............................................        15.2         19.3         48.5         51.7
                                                                  ---------------------------------------------

Segment after-tax operating income (1) .....................        41.0         38.4        109.9        104.0
                                                                  ---------------------------------------------

After-tax adjustments: (1)
  Net realized investment and other gains (losses), net ....         6.6          2.6           --          6.3
  Surplus tax ..............................................          --          0.4           --          0.5
  Demutualization expenses .................................          --           --           --         (0.1)
  Other demutualization related costs ......................          --           --           --         (1.4)
  Restructuring charges ....................................        (0.3)        (0.4)       (15.4)        (1.4)
                                                                  ---------------------------------------------
Total after-tax adjustments ................................         6.3          2.6        (15.4)         3.9
                                                                  ---------------------------------------------

Income before cumulative effect of accounting changes ......        47.3         41.0         94.5        107.9
Cumulative effect of accounting changes, net of tax ........          --           --         (0.5)          --
                                                                  ---------------------------------------------

Net income .................................................      $ 47.3       $ 41.0       $ 94.0       $107.9
                                                                  =============================================

Other Data:
Segment after-tax operating income (loss):
  Annuity ..................................................      $ 25.1       $ 25.3       $ 66.8       $ 70.9
  Mutual funds .............................................        14.2         13.4         42.4         35.5
  Other ....................................................         1.7         (0.3)         0.7         (2.4)
                                                                  ---------------------------------------------
Segment after-tax operating income (1) .....................      $ 41.0       $ 38.4       $109.9       $104.0
                                                                  =============================================

      (1) See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Segment after-tax operating income was $41.0 million for the three months ended September 30, 2001, an increase of $2.6 million, or 6.8%, from $38.4 million reported in the comparable prior year period. Annuity business after-tax operating income was $25.1 million for the three months ended September 30, 2001, a decrease of $0.2 million, or 0.8%, primarily due to a decrease in variable annuity product fees, resulting from lower average account balances. Mutual funds after-tax operating income increased $0.8 million, or 6.0%, primarily due to lower commissions and operating expenses, which decreased $21.4 million, or 24.2% from the comparable prior year period.

Revenues were $296.2 million for the three months ended September 30, 2001, a decrease of $1.0 million, or 0.3%, from $297.2 million reported for the comparable prior year period. The decrease in revenues was primarily due to lower management advisory fees and commission income, which decreased $20.2 million, or 15.3%, driven by the mutual funds business due to a decrease in average assets under management and lower sales. Net investment income was $131.0 million for the three months ended September 30, 2001, an increase of $19.5 million, or 17.5%, from $111.5 million reported in the comparable prior year period. Net investment income increased primarily due to increases in invested assets backing fixed annuity products and an increase in yields on those assets. The average investment yield on invested assets backing fixed annuity products was 8.24% and 8.08% for the three months

                       JOHN HANCOCK LIFE INSURANCE COMPANY

ended September 30, 2001 and 2000, respectively. Investment-type product fees were $31.2 million for the three months ended September 30, 2001, a decrease of $2.0 million, or 6.0%, from $33.2 million reported for the comparable prior year period. The decrease in investment-type product fees is primarily due to a decline in the average variable annuity reserves which decreased 18.9% to $6,283.6 million for the three months ended September 30, 2001 from $7,747.2 million reported in the comparable prior year period. The decrease in average variable annuity reserves is driven by depreciation of the equity markets. The mortality and expense fees as a percentage of average account balances were 1.26% and 1.34% for the three months ended September 30, 2001 and 2000, respectively.

Investment management revenues, commissions, and other fees were $111.9 million for the three months ended September 30, 2001, a decrease of $20.2 million, or 15.3%, from $132.1 million for the comparable prior year period. Average mutual fund assets under management were $29,172.2 million for the three months ended September 30, 2001, a decrease of $3,407.7 million, or 10.5%, from $32,579.9 million reported in the comparable prior year period, due to net redemptions and market depreciation in latter half of the prior year. The mutual fund business experienced net redemptions for the three months ended September 30, 2001 of $11.2 million compared to net deposits of $145.1 million in the comparable prior year period. The mutual fund business incurred $42.4 million in redemptions for the three months ended September 30, 2001 related to the sale of the full-service retirement plan business. Absent the impact on assets under management of the sale of the full-service retirement plan business, the mutual fund business experienced net deposits of $31.2 million for the same period. In addition, mutual fund business assets under management decreased due to realized net market depreciation of $3,411.9 million for the three months ended September 30, 2001 compared to $1,228.3 million of net realized net market appreciation in the comparable prior year period. Investment advisory fees were $42.9 million for the three months ended September 30, 2001, a decrease of $7.4 million, or 14.7%, from $50.3 million reported in the comparable prior year period and were 0.59% and 0.62% of average mutual fund assets under management for the three months ended September 30, 2001 and 2000, respectively. Underwriting and distribution fees decreased $12.9 million, or 18.3%, to $57.4 million for the three months ended September 30, 2001, primarily due to a decrease in asset based distribution fees, front end load charge mutual fund sales and lower deferred sales charges due to decreased assets under management, lower sales and lower redemptions. Shareholder service and other fees were $11.4 million for the three months ended September 30, 2001 compared to $11.7 million reported in the comparable prior year period.

Benefits and expenses increased $0.5 million, or 0.2%, to $240.0 million for the three months ended September 30, 2001 from $239.5 million reported in the comparable prior year period. Benefits to policyholders increased $19.5 million, or 20.5%, primarily due to an increase in interest credited on fixed annuity account balances due to higher average account balances and an increase in the average interest credited rate. The average interest credited rate on fixed annuity account balances was 6.02% and 5.80% for the three months ended September 30, 2001 and 2000, respectively. Other operating costs and expenses decreased $23.7 million, or 18.7%, to $103.2 million for the three months ended September 30, 2001 from $126.9 million reported in the comparable prior year period primarily due to a decrease in operating expenses. Operating expenses decreased in the annuities and mutual fund businesses due to on-going expense reduction programs. Amortization of deferred policy acquisition costs increased $4.9 million, or 28.0%, to $22.4 million for the three months ended September 30, 2001 from $17.5 million reported in the comparable prior year period, in the annuities business due to revised projections of estimated gross profits based upon changes in estimated future lapse rates. The Segment's effective tax rate on operating income was 27.0% and 33.4% for the three months ended September 30, 2001 and 2000, respectively.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Segment after-tax operating income was $109.9 million for the nine months ended September 30, 2001, an increase of $5.9 million, or 5.7%, from $104.0 million reported in the comparable prior year period. Annuity business after-tax operating income was $66.8 million for the nine months ended September 30, 2001, a decrease of $4.1 million, or 5.8%, primarily due to a decrease in variable annuity product charges, resulting from lower average account balances. Mutual funds after-tax operating income increased $6.9 million, or 19.4%, primarily due to lower commissions and operating expenses that decreased $80.1 million, or 27.0% from the comparable prior year period, partially offset by lower management advisory fees, commissions, and other fee revenue.

Revenues were $880.0 million for the nine months ended September 30, 2001, a decrease of $14.1 million, or 1.6%, from $894.1 million reported for the comparable prior year period. The decrease in revenues was due to lower management advisory fees and commission income which decreased $75.6 million, or 17.9%, primarily from the mutual funds business due to a decrease in average assets under management, lower sales and lower redemptions.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Net investment income was $373.5 million for the nine months ended September 30, 2001, an increase of $46.2 million, or 14.1%, from $327.3 million reported in the comparable prior year period. Net investment income increased primarily due to increases in invested assets backing fixed annuity products and an increase in yields on those assets. The average investment yield on invested assets backing fixed annuity products was 8.13% and 8.02% for the nine months ended September 30, 2001 and 2000, respectively. Investment-type product fees were $96.6 million for the nine months ended September 30, 2001, a decrease of $6.5 million, or 6.3%, from $103.1 million reported for the comparable prior year period. The decrease in investment-type product fees is primarily due to a decline in the average variable annuity reserves, driven by depreciation of the equity markets. Average variable annuity reserves decreased 15.3% to $6,533.5 million for the nine months ended September 30, 2001 from $7,717.6 million reported in the comparable prior year period. The mortality and expense fees as a percentage of average account balances were 1.28% and 1.35% for the nine months ended September 30, 2001 and 2000, respectively.

Investment management revenues, commissions, and other fees were $346.3 million for the nine months ended September 30, 2001, a decrease of $75.6 million, or 17.9%, from $421.9 million for the comparable prior year period. Average mutual fund assets under management were $29,957.3 million for the nine months ended September 30, 2001, a decrease of $2,684.3 million, or 8.2%, from $32,641.6 million reported in the comparable prior year period, due to market depreciation. The mutual fund business experienced net deposits for the nine months ended September 30, 2001 of $112.8 million, despite difficult market conditions in the nine months ended September 30, 2001. In the comparable prior year period, the mutual funds business experienced net redemptions of $219.4 million. The mutual fund business incurred $465.7 million in redemptions for the nine months ended September 30, 2001 related to the sale of the full-service retirement plan business. Absent the impact on assets under management of the sale of the full-service retirement plan business, the mutual fund business experienced net deposits of $578.5 million for the same period. Deposits and reinvestments for the nine months ended September 30, 2001 include the funding of a $247.0 million institutional advisory account. Redemptions and withdrawals continue to slow decreasing $824.5 million, or 17.6%, to $3,848.5 million from $4,673.0 million in the comparable prior year period. Investment advisory fees were $136.0 million for the nine months ended September 30, 2001, a decrease of $9.6 million, or 6.6%, from $145.6 million reported in the comparable prior year period and were 0.61% and 0.59% of average mutual fund assets under management for the nine months ended September 30, 2001 and 2000, respectively. Underwriting and distribution fees decreased $66.8 million, or 27.7%, to $174.0 million for the nine months ended September 30, 2001, primarily due to a decrease in asset based distribution fees, front end load mutual fund sales and lower deferred sales charges due to decreased assets under management, lower sales and lower redemptions. Shareholder service and other fees were $36.3 million for the nine months ended September 30, 2001 compared to $35.5 million reported in the comparable prior year period.

Benefits and expenses decreased $16.8 million, or 2.3%, to $721.6 million for the nine months ended September 30, 2001 from $738.4 million reported in the comparable prior year period. Benefits to policyholders increased $68.0 million, or 25.7%, primarily due to an increase in interest credited on fixed annuity account balances due to higher average account balances and an increase in the average interest credited rate. The average interest credited rate on fixed annuity account balances was 6.11% and 5.74% for the nine months ended September 30, 2001, respectively. Other operating costs and expenses decreased $90.6 million, or 21.6%, to $329.4 million for the nine months ended September 30, 2001 from $420.0 million reported in the comparable prior year period. The decrease was primarily due to the decrease in commission fees incurred in the mutual fund business, the result of lower front-end load mutual fund sales and lower deferred sales charges due to lower redemptions. In addition, mutual fund operating expenses decreased due to operating efficiencies, lower subadvisory asset based fees due to a decline in average assets under management, and the sale of the full-service retirement plan business. Amortization of deferred policy acquisition costs increased $5.9 million, or 11.0%, to $59.5 million for the nine months ended September 30, 2001 from $53.6 million reported in the comparable prior year period, primarily due to revised projections of estimated gross profits based upon changes in estimated future lapse rates. The Segment's effective tax rate on operating income was 30.6% and 33.2% for the nine months ended September 30, 2001 and 2000, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Institutional-Guaranteed and Structured Financial Products Segment

The following table presents certain summary financial data relating to the Guaranteed and Structured Financial Products Segment for the periods indicated.

                                                                       Three months ended             Nine months ended
                                                                          September 30,                 September 30,
                                                                       2001           2000           2001           2000
                                                                     -----------------------------------------------------
                                                                                         (in millions)
Revenues.......................................................      $  474.2       $  483.5       $1,462.6       $1,583.0

Benefits and expenses .........................................         379.2          403.7        1,192.2        1,336.5

Income taxes ..................................................          32.1           27.5           90.2           84.9
                                                                     -----------------------------------------------------

Segment after-tax operating income (1) ........................          62.9           52.3          180.2          161.6
                                                                     -----------------------------------------------------

After-tax adjustments: (1)
     Net realized investment and other gains (losses), net ....         (36.9)         (11.3)         (51.3)         (24.4)
     Restructuring charges ....................................            --           (0.1)          (0.7)          (2.3)
     Surplus tax ..............................................           2.1            4.0            2.1            5.5
     Demutualization expenses .................................            --             --             --           (0.2)
     Other demutualization related costs ......................            --             --             --           (1.7)
     Group pension dividend transfer ..........................            --             --             --            5.7
                                                                     -----------------------------------------------------
Total after-tax adjustments ...................................         (34.8)          (7.4)         (49.9)         (17.4)

Income before cumulative effect of accounting changes .........          28.1           44.9          130.3          144.2
Cumulative effect of accounting changes, net of tax ...........            --             --           (1.2)            --
                                                                     -----------------------------------------------------
Net income ....................................................      $   28.1       $   44.9       $  129.1       $  144.2
                                                                     =====================================================

Other Data:
Segment after-tax operating income:
     Spread-based products ....................................      $   57.4       $   44.0       $  161.8       $  136.3
     Fee-based products .......................................           5.5            8.3           18.4           25.3
                                                                     -----------------------------------------------------
Segment after-tax operating income (1) ........................      $   62.9       $   52.3       $  180.2       $  161.6
                                                                     =====================================================

(1) See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Segment after-tax operating income was $62.9 million for the three months ended September 30, 2001, an increase of $10.6 million, or 20.3%, from $52.3 million reported in the comparable prior-year period. Spread-based products after-tax operating income was $57.4 million, an increase of $13.4 million, or 30.5%, from $44.0 million reported in the comparable prior year period, primarily due to increased investment spread income as a result of an increase in average invested assets. Fee-based product after-tax operating income was $5.5 million, a decrease of $2.8 million, or 33.7%, from $8.3 million reported in the comparable prior year period, primarily due to the transfer of non-participating annuities to the spread-based products at year-end 2000.

Revenues decreased $9.3 million, or 1.9%, to $474.2 million for the three months ended September 30, 2001 from $483.5 million reported in the comparable prior year period, largely due to a $23.9 million decrease in premiums, the result of reinsuring a larger proportion of single premium annuity sales. Investment-type product charges decreased $3.0 million, or 19.2%, to $12.6 million for the three months ended September 30, 2001 from $15.6 million reported in the comparable prior year period, primarily due to lower asset based fees on Separate Account GICs. Investment-type product charges were 0.52% and 0.54% of average fee-based policy reserves for the three months ended September 30, 2001 and 2000, respectively. Net investment income increased $16.9 million, or 3.9%, to $455.2 million for the three months ended September 30, 2001 from $438.3 million reported in the comparable prior year period, primarily as a result of a higher level of average invested assets backing spread-based products, which increased $4,186.4 million, or

                       JOHN HANCOCK LIFE INSURANCE COMPANY

23.9% to $21,725.2 million for the three months ended September 30, 2001 from $17,538.8 million reported in the comparable prior year period. The average investment yield on these invested assets decreased to 7.43% for the three months ended September 30, 2001 compared to 8.59% reported in the prior year period, reflecting the lower interest rate environment in the current period.

Benefits and expenses decreased $24.5 million, or 6.1%, to $379.2 million for the three months ended September 30, 2001 from $403.7 million reported in the comparable prior year period, primarily due to the decrease in benefits to policyholders as a result of reinsuring a larger proportion of single premium annuity contracts, partially offset by an increase in interest credited. The increase in interest credited was driven by higher average account balances for spread-based products which were up $3,345.0 million to $19,786.5 million for the three months ended September 30, 2001 from $16,441.5 million reported in the comparable prior year period combined with a decrease in the average interest credited rate on account balances for spread-based products. Other operating costs and expenses were $26.2 million for the three months ended September 30, 2001, an increase of $4.1 million, or 18.6%, from $22.1 million reported in the comparable prior year period. The increase was primarily due to the increased level of reinsurance arrangements. The increase in operating expenses from these arrangements is offset in lower benefits to policyholders. Dividends of $8.8 million for the three months ended September 30, 2001, decreased $2.1 million, or 19.3%, from $10.9 million reported in the comparable prior year period, reflecting a lower level of distributable surplus to participating contractholder accounts. The Segment's effective tax rates on operating income were 33.9% and 34.5% for the three months ended September 30, 2001 and 2000, respectively.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Segment after-tax operating income was $180.2 million for the nine months ended September 30, 2001, an increase of $18.6 million, or 11.5%, from $161.6 million reported in the comparable prior-year period. Spread-based products after-tax operating income was $161.8 million, an increase of $25.5 million, or 18.7%, from $136.3 million reported in the comparable prior year period, primarily due to increased investment spread income as a result of an increase in average invested assets. Fee-based product after-tax operating income was $18.4 million, a decrease of $6.9 million, or 27.3%, from $25.3 million reported in the comparable prior year period, primarily due to the transfer of non-participating annuities to the spread-based products at year-end 2000.

Revenues decreased $120.4 million, or 7.6%, to $1,462.6 million for the nine months ended September 30, 2001 from $1,583.0 million reported in the comparable prior year period, largely due to a $209.9 million decrease in premiums, the result of reinsuring a larger proportion of single premium annuity sales. Investment-type product charges were $38.7 million for the nine months ended September 30, 2001, a decrease of $10.2 million, or 20.9% from $48.9 million reported in the comparable prior period primarily due to lower expense recoveries from participating contracts. Investment-type product charges were 0.51% and 0.55% of average fee-based policy reserves for the nine months ended September 30, 2001 and 2000, respectively. Net investment income increased $99.4 million, or 7.7%, to $1,386.4 million for the nine months ended September 30, 2001 from $1,287.0 million reported in the comparable prior year period, primarily as a result of a higher level of average invested assets backing spread-based products. Average invested assets backing spread-based products increased $3,732.2 million, or 22.3% to $20,479.6 million for the nine months ended September 30, 2001 from $16,747.4 million reported in the comparable prior year period. The average investment yield on these invested assets decreased to 7.91% for the nine months ended September 30, 2001 compared to 8.66% reported in the prior year period, reflecting the lower interest rate environment in the current period.

Benefits and expenses decreased $144.3 million, or 10.8%, to $1,192.2 million for the nine months ended September 30, 2001 from $1,336.5 million reported in the comparable prior year period. The decrease in benefits and expenses is primarily due to the decrease in benefits to policyholders as a result of reinsuring a larger proportion of single premium annuity contracts, partially offset by an increase in interest credited. The increase in interest credited was driven by higher average account balances for spread-based products which were up $2,954.3 million to $18,792.0 million for the nine months ended September 30, 2001 from $15,837.7 million reported in the comparable prior year period combined with a decrease in the average interest credited rate on account balances for spread-based products. Other operating costs and expenses were $71.4 million for the nine months ended September 30, 2001, an increase of $9.2 million, or 14.8%, from $62.2 million reported in the comparable prior year period. The increase was primarily due to the increased level of reinsurance arrangements. The increase in operating expenses from these arrangements is offset in lower benefits to policyholders. Dividends of $26.3 million for the nine months ended September 30, 2001, decreased $2.9 million, or 9.9%, from $29.2 million reported in the comparable prior year period, reflecting a lower level of distributable surplus to participating contract holder accounts. The Segment's effective tax rates on operating income were 33.4% and 34.4% for the nine months ended September 30, 2001 and 2000, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Institutional-Investment Management Segment

The following table presents certain summary financial data relating to the Investment Management Segment for the periods indicated.

                                                                     Three months ended        Nine months ended
                                                                        September 30,            September 30,
                                                                      2001         2000        2001         2000
                                                                     --------------------------------------------
                                                                                    (in millions)
Revenues.......................................................      $ 33.2       $ 45.4      $ 99.7       $173.3

Benefits and expenses .........................................        22.2         32.0        71.9        105.4

Income taxes ..................................................         4.0          5.6        10.8         27.7
                                                                     --------------------------------------------

Segment after-tax operating income (1) ........................         7.0          7.8        17.0         40.2
                                                                     --------------------------------------------

After-tax adjustments: (1)
     Net realized investment and other gains (losses), net ....          --          0.7        (0.1)         1.0
     Restructuring charges ....................................        (0.2)          --        (0.7)          --
                                                                     --------------------------------------------
Total after-tax adjustments ...................................        (0.2)         0.7        (0.8)         1.0
                                                                     --------------------------------------------

Income before cumulative effect of accounting changes .........         6.8          8.5        16.2         41.2
Cumulative effect of accounting changes, net of tax ...........          --           --        (0.2)          --
                                                                     --------------------------------------------
Net income ....................................................      $  6.8       $  8.5      $ 16.0       $ 41.2
                                                                     ============================================

(1) See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Segment after-tax operating income was $7.0 million for the three months ended September 30, 2001, a decrease of $0.8 million, or 10.3%, from $7.8 million reported in the comparable prior year period. The decrease was primarily due to lower advisory fees in 2001, partially offset by higher earnings on the sale of equity investments and higher mortgage origination and servicing fees.

Total revenues decreased $12.2 million, or 26.9%, to $33.2 million for the three months ended September 30, 2001 from $45.4 million reported in the comparable prior year period. Net investment income was $8.9 million for the three months ended September 30, 2001, an increase of $1.9 million from $7.0 million reported in the comparable prior year period, primarily due to an increase in income recorded this year on one-time gains on the sale of equity investments held by John Hancock Energy Resources Management. Investment management revenues, commissions, and other fees decreased $16.0 million, or 40.7%, to $23.3 million for the three months ended September 30, 2001, from $39.3 million in the prior year period, primarily due to a decrease in investment advisory fees. Investment advisory fees decreased $17.2 million, or 44.6%, to $21.4 million for the three months ended September 30, 2001 compared to $38.6 million reported in the prior year period primarily due to $8.2 million of one-time performance fees received by the mezzanine fund manager in 2000, and $5.1 million lower investment advisory fees at Independence Investment LLC resulting from lower average assets under management in 2001, partially offset by $1.2 million higher mortgage origination and servicing fees at John Hancock Real Estate Finance. Mortgage origination and servicing fees were $1.9 million for the three months ended September 30, 2001 compared to $0.7 million in the prior year period. Investment management revenues, commissions and other fees were 0.33% and 0.43% of average advisory assets under management in 2001 and 2000, respectively. Net realized investment gains increased $1.0 million for the three months ended September 30, 2001 due to increased securitization activity at John Hancock Real Estate Finance.

Benefits and expenses decreased $9.8 million, or 30.6%, to $22.2 million for the three months ended September 30, 2001, from $32.0 million reported in the comparable prior year period. The decrease was primarily due to $4.9 million of one-time performance fees paid to the management of the mezzanine fund in 2000 which were not repeated in 2001 and a decrease of $2.8 million in operating expenses, primarily compensation, at Independence Investment LLC, based on lower investment advisory fee revenues. In addition, operating expenses declined $1.8 million at John Hancock Real Estate Finance. Total operating costs and expenses were 0.31% and 0.35% of average advisory assets under management in 2001 and 2000, respectively. The Segment's effective tax rate on operating income was 36.4% and 41.8% for the three months ended September 30, 2001 and 2000, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Segment after-tax operating income was $17.0 million for the nine months ended September 30, 2001, a decrease of $23.2 million, or 57.7%, from $40.2 million reported in the comparable prior year period. The decrease was primarily due to lower investment advisory fees from lower average assets under management in the current period and one-time revenue activity in the prior year period.

Revenues decreased $73.6 million, or 42.5%, to $99.7 million for the nine months ended September 30, 2001 from $173.3 million reported in the comparable prior year period. Net investment income was $18.1 million for the nine months ended September 30, 2001, an increase of $0.8 million from the comparable prior year period. Investment management revenues, commissions, and other fees decreased $76.0 million, or 49.3%, for the nine months ended September 30, 2001, primarily due to a decrease in investment advisory fees, which decreased $76.3 million to $73.4 million for the nine months ended September 30, 2001 compared to $149.7 million reported in the prior year period. The decrease in investment advisory fees was primarily due to $35.5 million of incentive fees received in 2000 in connection with the restructuring of a timber management contract, $14.3 million of performance fees received in 2000 by the mezzanine fund manager, a $9.8 million legal settlement during the prior year period associated with our timber management operation and $13.8 million lower investment advisory fees due to lower average assets under management at Independence Investment LLC in the current year period. Mortgage origination and servicing fees were $4.7 million for the nine months ended September 30, 2001 compared to $4.4 million in the prior year period. Investment management revenues, commissions and other fees were 0.35% and 0.54% of average advisory assets under management in 2001 and 2000, respectively. Net realized investment gains increased $1.5 million for the nine months ended September 30, 2001 primarily due to increased securitization activity at John Hancock Real Estate Finance.

Benefits and expenses were $71.9 million for the nine months ended September 30, 2001, a decrease of $33.5 million, or 31.8%, from $105.4 million reported in the comparable prior year period. The decrease was primarily due to $13.5 million of incentive compensation payments related to the receipt of incentive fees from a timber management contract and a legal settlement during the prior year period associated with our timber management operation. The company also paid an $8.6 million performance fee to the management of the mezzanine fund in the prior year period. In addition, operating expenses decreased $7.9 million at Independence Investment LLC, primarily compensation expenses, due to lower average assets under management compared to the prior year period. Operating expenses for John Hancock Real Estate Finance decreased $2.2 million primarily due to the results of on-going expense reduction efforts. Other operating costs and expenses were 0.32% and 0.37% of average advisory assets under management in 2001 and 2000, respectively. The Segment's effective tax rate on operating income was 38.9% and 40.8% for the nine months ended September 30, 2001 and 2000, respectively. The effective tax rate for the Institutional Investment Management Segment is higher than our other business segments primarily due to state taxes on certain subsidiaries.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Corporate and Other Segment

The following table presents certain summary financial data relating to the Corporate and Other Segment for the periods indicated.

                                                                       Three months ended             Nine months ended
                                                                          September 30,                 September 30,
                                                                       2001           2000           2001           2000
                                                                     -----------------------------------------------------
                                                                                         (in millions)
Revenues.......................................................      $  441.2       $  421.8       $1,350.2       $1,304.0

Benefits and expenses .........................................         421.2          386.0        1,291.9        1,199.5

Income taxes (benefits) .......................................          (3.8)           7.0           (5.4)          25.7
                                                                     -----------------------------------------------------

Segment after-tax operating income (1) ........................          23.8           28.8           63.7           78.8
                                                                     -----------------------------------------------------

After-tax adjustments: (1)
     Net realized investment and other gains (losses), net ....          (4.0)           7.2           11.7           57.4
     Restructuring charges ....................................          (1.5)          (0.1)          (1.7)          (1.0)
     Demutualization expenses .................................            --             --             --           (0.2)
     Other demutualization related costs ......................            --             --             --           (0.4)
     Surplus tax ..............................................           0.2           (2.6)           0.2            0.1
                                                                     -----------------------------------------------------
Total after-tax adjustments ...................................          (5.3)           4.5           10.2           55.9

Income before cumulative effect of accounting changes .........          18.5           33.3           73.9          134.7
Cumulative effect of accounting changes, net of tax ...........            --             --           (2.6)            --
                                                                     -----------------------------------------------------
Net income ....................................................      $   18.5       $   33.3       $   71.3       $  134.7
                                                                     =====================================================

      (1) See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Segment after-tax operating income from international operations was $8.9 million for the three months ended September 30, 2001, a decrease of $0.3 million from $9.2 million reported in the comparable prior year period. The decrease in segment after-tax operating income is primarily due to The Maritime Life Assurance Company (Maritime), a majority-owned Canadian subsidiary of the Company. Increased expenses for employee benefits and technology projects and reserve increases for Group termination experience were largely offset by tax benefits associated with the reduction in Canadian tax rates.

Segment after-tax operating income from corporate operations was $13.2 million for the three months ended September 30, 2001, a decrease of $3.5 million from $16.7 million reported in the comparable prior year period. The decrease was primarily due to lower net investment income on corporate surplus due to greater surplus requirements in our other business lines and the dividends paid to JHFS. These negative variances were partially offset by expense reductions.

The Segment's effective tax rate on operating income was (19.0)% and 19.5% for the three months ended September 30, 2001 and 2000, respectively. This rate decreased primarily due to a decrease in the deferred tax liability associated with contracts entered into to transfer the management of certain lease investment residuals to a foreign jurisdiction, non-taxable COLI investment income and a reduction in Maritime's deferred tax liability to reflect decreased Canadian tax rates.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Segment after-tax operating income from international operations was $34.9 million for the nine months ended September 30, 2001, an increase of $15.0 million from $19.9 million reported in the comparable prior year period. The increase in segment after-tax operating income is primarily due to Maritime where individual life experienced favorable expense, mortality and investment margins and group insurance benefited from reductions in their waiver of premium and claim litigation reserves.

Segment after-tax operating income from corporate operations was $23.5 million for the nine months ended September 30, 2001, a decrease of $29.5 million from $53.0 million reported in the comparable prior year period. The decrease was primarily due to non-recurring net investment income on the proceeds from the IPO in 2000, lower net investment income on corporate surplus due to greater surplus requirements in our other business lines and the dividends paid to JHFS. These negative variances were partially offset by expense reductions.

The Segment's effective tax rate on operating income was (9.3)% and 24.6% for the nine months ended September 30, 2001 and 2000, respectively. This rate decreased primarily due to a decrease in the deferred tax liability associated with contracts entered into to transfer the management of certain lease investment residuals to a foreign jurisdiction, low income housing credits, non-taxable income and a reduction in Maritime's deferred tax liability to reflect decreased Canadian tax rates.

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

Overall Composition of the General Account

Invested assets, excluding separate accounts, totaled $56.8 billion and $52.0 billion as of September 30, 2001 and December 31, 2000, respectively. The portfolio composition has not significantly changed at September 30, 2001 as compared to December 31, 2000. The following table shows the composition of investments in our general account portfolio.

                                                As of September 30,             As of December 31,
                                                        2001                           2000
                                          --------------------------------------------------------------
                                               Carrying          % of         Carrying         % of
                                                Value            Total          Value          Total
                                          --------------------------------------------------------------
                                            (in millions)                   (in millions)
Fixed maturity securities (1)                 $39,745.2           70.0%       $32,535.0         62.5%
Mortgage loans (2)                             10,677.8           18.8         10,899.5         20.9
Real estate                                       481.7            0.9            519.0          1.0
Policy loans (3)                                1,994.9            3.5          1,969.2          3.8
Equity securities                               1,120.3            2.0          1,332.8          2.6
Other invested assets                           1,315.8            2.3          1,393.7          2.7
Short-term investments                            159.2            0.3            214.0          0.4
Cash and cash equivalents (4)                   1,272.1            2.2          3,146.8          6.1
                                          --------------------------------------------------------------
Total invested assets (5)                     $56,767.0          100.0%       $52,010.0        100.0%
                                          ==============================================================

(1) In addition to bonds, the fixed maturity security portfolio contains redeemable preferred stock with a carrying value of $742.8 million and $732.0 million as of September 30, 2001 and December 31, 2000, respectively. Carrying value is composed of investments categorized as held-to-maturity, which are carried at amortized cost, and investments categorized as available-for-sale, which are carried at fair value. The total fair value of our fixed maturity security portfolio was $39,731.0 million and $32,355.1 million, at September 30, 2001 and December 31, 2000, respectively.

(2) The fair value of the mortgage loan portfolio was $10,903.6 million and $11,359.0 million as of September 30, 2001 and December 31, 2000, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

(3) Policy loans are secured by the cash value of the underlying life insurance policies and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.

(4) Cash and cash equivalents are included in total invested assets for the purposes of calculating yields on the income producing assets for the Company.

(5) Total Investments on the Company's Consolidated Balance Sheets excludes amounts for cash and cash equivalents of $1,272.1 million and $3,146.8 million as of September 30, 2001 and December 31, 2000, and closed block total investments of $8,874.3 million and $8,203.2 million as of September 30, 2001, and December 31, 2000, respectively.

Consistent with the nature of the Company's product liabilities, assets are heavily oriented toward fixed maturity securities. The Company determines the allocation of assets primarily on the basis of cash flow and return requirements of its products and by the level of investment risk.

Fixed Maturity Securities. The fixed maturity securities portfolio is predominantly comprised of low risk, investment grade, publicly and privately traded corporate bonds and senior tranches of asset-backed securities (ABS) and mortgage-backed securities (MBS), with the balance invested in government bonds. The fixed maturity securities portfolio also includes redeemable preferred stock. As of September 30, 2001, fixed maturity securities represented 70.0% of general account investment assets with a carrying value of $39.7 billion, roughly comprised of 55% public securities and 45% private securities. Each year the Company directs the majority of its net cash inflows into investment grade fixed maturity securities. Typically between 5% and 15% of funds allocated to fixed maturity securities are invested in below-investment-grade bonds while maintaining a policy to limit the overall level of these bonds to no more than 10% of invested assets, and the majority of that balance in the BB category. The company is subject to a policy limiting the overall level of these bonds to no more than 10% of total John Hancock US Life Insurance Company statutory invested assets. Allocations are based on an assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. While the Company has profited from the below-investment-grade asset class in the past, care is taken to manage its growth strategically by limiting its size relative to the Company's net worth.

The following table shows the composition by issuer of the fixed maturity securities portfolio.

                     Fixed Maturity Securities -- By Issuer

                                                                 As of September 30,         As of December 31,
                                                                        2001                       2000
                                                            -------------------------------------------------------
                                                               Carrying         % of     Carrying        % of
                                                                 Value          Total      Value         Total
                                                            -------------------------------------------------------
                                                                    (in millions)              (in millions)
Corporate securities.....................................      $31,578.0         79.4%   $25,159.3        77.4%
MBS/ABS..................................................        6,425.8         16.2      5,480.6        16.8
U.S. Treasury securities and obligations of
     U.S. government agencies............................          217.4          0.5        205.8         0.6
Debt securities issued by foreign
     governments.........................................        1,384.3          3.5      1,548.7         4.8
Obligations of states and political
     subdivisions........................................          139.7          0.4        140.6         0.4
                                                            -------------------------------------------------------
         Total...........................................      $39,745.2        100.0%   $32,535.0       100.0%
                                                            =======================================================

In keeping with the investment philosophy of tightly managing interest rate risk the Company's MBS &ABS holdings are heavily concentrated in commercial MBS where the underlying loans are largely call protected, which means they are not pre-payable without penalty prior to maturity at the option of the issuer. By investing in MBS and ABS securities with relatively predictable repayments, the Company adds high quality, liquid assets to the portfolios without incurring the risk of cash flow variability. The Company believes the portion of the MBS/ABS portfolio subject to prepayment risk as of September 30, 2001 and December 31, 2000 was limited to 10.0% and 3.3% of total MBS/ABS portfolio and 1.6% and 0.6% of total fixed maturity securities holdings, respectively. The increase is due to a $500 million portfolio in a new duration neutral strategy used in the corporate investment segment as a liquid alternative to a cash portfolio.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

The Securities Valuation Office (SVO) of the National Association of Insurance Commissioners evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of nine investment categories to each security it reviews. Category 1 is the highest quality rating, and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as Standard & Poor's (S&P) and Moody's (i.e., BBB-/Baa3 or higher), while Categories 3-6 are the equivalent of below-investment grade securities. SVO ratings are reviewed and may be revised at least once a year.

The following table sets forth the SVO ratings for the Company's bond portfolio along with an equivalent S&P rating agency designation. The majority of bonds are investment grade, with 87.8% invested in Category 1 and 2 securities as of September 30, 2001. Below investment grade bonds were 8.4% of total invested assets as of September 30, 2001. This allocation reflects the Company's strategy of avoiding the unpredictability of interest rate risk in favor of relying on the bond analysts' ability to better predict credit or default risk. The bond analysts operate in an industry-based, team-oriented structure that permits the evaluation of a wide range of below investment grade offerings in a variety of industries resulting in a well-diversified high yield portfolio. A majority (61.2%) of below investment grade bonds are in category 3, the highest quality below investment grade. Category 6 bonds represent securities that were originally acquired as long-term investments, but subsequently became distressed. The fair value of bonds in or near default was $245.8 million and $216.7 million as of September 30, 2001 and December 31, 2000, respectively. As of September 30, 2001 and December 31, 2000, $1.6 million and $2.6 million, respectively of interest on bonds in or near default was included in accrued investment income, respectively. It is the Company's policy to reverse any accrued investment income and cease accruing interest income on bonds in default and accrue interest income on bonds near default that the Company expects to collect.

                 Fixed Maturity Securities -- By Credit Quality

                                                          As of September 30,             As of December 31,
                                                    ---------------------------------------------------------------
                                                                  2001                           2000
                                                    ---------------------------------------------------------------
SVO                       S&P Equivalent                Carrying          % of          Carrying         % of
Rating (1)                Designation (2)               Value (3)         Total         Value (3)        Total
-------------------------------------------------------------------------------------------------------------------
                                                      (in millions)                   (in millions)
      1              AAA/AA/A                           $17,674.6          45.4%        $14,609.4         45.9%
      2              BBB                                 16,539.8          42.4          12,850.9         40.4
      3              BB                                   2,929.6           7.5           2,790.3          8.8
      4              B                                    1,108.3           2.8           1,066.0          3.4
      5              CCC and lower                          504.3           1.3             269.7          0.8
      6              In or near default                     245.8           0.6             216.7          0.7
                                                    ---------------------------------------------------------------
                                  Total                 $39,002.4         100.0%        $31,803.0        100.0%
                                                    ===============================================================

(1) With respect to securities that are awaiting an SVO rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.

(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.

(3) Does not include redeemable preferred stock with a carrying value of $742.8 million and $732.0 million as of September 30, 2001 and December 31,2000, respectively.

Mortgage Loans. As of September 30, 2001 and December 31, 2000, the Company held mortgage loans with a carrying value of $10.7 billion and $10.9 billion, respectively, including $2.4 billion and $2.5 billion, respectively, at each period end of agricultural loans, and $1.3 billion and $1.2 billion, respectively, of loans managed by our majority-owned Canadian subsidiary, The Maritime Life Assurance Company, of which $0.6 billion at each period end were government-insured by the Canada Mortgage and Housing Corporation (CMHC).

Investment Results

The following table summarizes the Company's investment results for the periods indicated. Overall, the yield net of investment expenses on the general account portfolio decreased from the three months ended and the nine months

                       JOHN HANCOCK LIFE INSURANCE COMPANY

ended September 30, 2000. The lower yield was impacted by floating rate instruments which reflect a decrease in the three-month LIBOR of 420 basis points, and the result of scheduled maturities rolling over into new investments with less favorable interest rates and narrower acquisition spreads than those present in our 2000 fixed maturity portfolio. The inflow of new cash was invested at rates that were less than the overall portfolio earnings rate during the first nine months of 2000. Indicative of this environment, between September 2000 and September 2001, the 10-year U.S. Treasury rate fell by 132 basis points, while Moody's seasoned BAA spreads decreased by 9 basis points.

                                                      Three Months Ended                             Nine Months Ended
                                                As of                   As of                  As of                   As of
                                         September 30, 2001       September 30, 2000     September 30, 2001      September 30, 2000
                                        --------------------------------------------------------------------------------------------
                                          Yield      Amount      Yield     Amount (2)     Yield    Amount        Yield   Amount (2)
                                        --------------------------------------------------------------------------------------------
                                            (in millions)          (in millions)           (in millions)           (in millions)
General account assets-excluding
Policy loans
     Gross income                         7.51%    $ 1,013.1     8.19%     $   984.1      7.74%   $ 3,049.3      8.29%   $ 2,945.8
     Ending assets-excluding policy
         loans                                      54,772.1                47,909.2               54,772.1               47,909.2
Policy loans
     Gross income                         5.98%         29.8     4.84%          23.6      6.17%        92.0      5.72%        83.6
     Ending assets                                   1,994.9                 1,950.1                1,994.9                1,950.1
         Total gross income               7.46%      1,042.9     8.06%       1,007.7      7.68%     3,141.3      8.19%     3,029.4
         Less: investment expenses                     (53.5)                  (59.9)                (181.1)                (197.7)
                                                 -------------          ---------------         ------------            ------------
           Net investment income (1)      7.08%    $   989.4     7.58%     $   947.8      7.24%   $ 2,960.2      7.65%   $ 2,831.7
                                                 =============          ===============         ============            ============

      (1) Total Company's net investment income as shown on the unaudited Consolidated Statements on Income excludes amounts for the Closed Block of $167.5 million and $155.8 million for the three months ended September 30, 2001 and September 30, 2000, and $500.0 million and $423.1 million for the nine months ended September 30, 2001 and the period from February 1, 2000 through September 30, 2000, respectively.

      (2) Prior period results have been restated to conform to the 2001 presentation due to a reclassification of investment returns related to equity indexed universal life insurance policies sold through Maritime, a majority-owned subsidiary of the Company, to benefits to policyholders.

Liquidity and Capital Resources

Liquidity describes the ability of a company to generate sufficient cash flows to meet the cash requirements of its business operations. The assets of the Company consist of a diversified investment portfolio and investments in operating subsidiaries. The Company's cash flows consist of premiums, deposits, investment income and results of its operating subsidiaries, offset by benefits paid to contractholders, operating expenses, policyholder dividends to its participating policyholders and shareholder dividends to it parent company. All of the outstanding common stock of John Hancock Life Insurance Company is owned by its parent, an insurance holding company, John Hancock Financial Services, Inc.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

In March 2001, in accordance with a filing made with the Commissioner of Insurance for the Commonwealth of Massachusetts, the Company paid a dividend to its parent, John Hancock Financial Services, Inc., in the amount of $250.0 million. None of this dividend was classified as extraordinary by state regulators. In the fourth quarter of 2001, the Company will dividend its ownership of Direct Foreign Operations (DFO) and its remaining 55% ownership of John Hancock Canadian Holdings to JHFS. In addition, in the fourth quarter of 2001, the Company will pay an $11.0 million cash dividend to JHFS. In the nine months ended September 30, 2000, the Company declared $466.0 million and paid $200.0 million in dividends to JHFS. None of this dividend was classified as extraordinary by state regulators.

Sources of cash for the Company include premiums, deposits and charges on policies and contracts, investment income, maturing investments, and proceeds from sales of investment assets. In addition to the need for cash flow to meet operating expenses, our liquidity requirements relate principally to the liabilities associated with various life insurance, annuity, long term care and structured investment products, and to the funding of investments in new products, processes, and technologies. Product liabilities include the payment of benefits under life insurance, annuity, long term care and structured investment products and the payment of policy surrenders, withdrawals and policy loans. The Company periodically adjusts its investment policy to respond to changes in short-term and long-term cash requirements and provide adequate funds to pay benefits without forced sales of investments.

The liquidity of our insurance operations is also related to the overall quality of our investments. As of September 30, 2001, $34,214.4 million, or 87.8% of the fixed maturity securities held by us and rated by Standard & Poor's Ratings Services, a division of the McGraw-Hill Companies, Inc. (S&P) or the National Association of Insurance Commissioners were rated investment grade (BBB or higher by S&P or 1 or 2 by the National Association of Insurance Commissioners). The remaining $4,788.0 million, or 12.2%, of fixed maturity investments, and 8.4% of invested assets, were rated non-investment grade. For additional discussion of our investment portfolio see the General Account Investments section above in this Management's Discussion and Analysis of Financial Condition and Results of Segment Operations.

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

Net cash provided by operating activities was $1,548.8 million and $925.0 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in the nine months ended September 30, 2001 compared to 2000 resulted primarily from an increase in other liabilities net of other assets and a non-recurring cash transfer to the closed block of $158.6 million in the prior year period.

Net cash used in investing activities was $5,282.5 and $1,159.7 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in cash used in the nine months ended September 30, 2001 as compared to 2000 is primarily due to more acquisitions of fixed maturities than sales. The Company increased acquisition of fixed maturities by $13,954.5 million, while sales of these securities increased $9,964.3 million.

Net cash provided by financing activities was $1,989.8 million and $157.9 million for the nine months ended September 30, 2001 and 2000, respectively. The increase in net cash provided by financing activities for the nine months ended September 30, 2001 as compared to 2000 was driven by an increase in deposits in universal life and investment-type contracts in 2001, net of maturities and withdrawals, of $2,299.8 million as compared to the prior year period. This activity was partially offset by non-recurring cash activity related to the demutualization and IPO in the first quarter of 2000.

Cash flow requirements also are supported by a committed line of credit of $1.0 billion. The line of credit agreement provides for two facilities: one for $500 million pursuant to a 364-day commitment (renewable on August 3, 2002) and a second for $500 million pursuant to a five-year facility (renewable on August 3, 2005). The line of credit is available for general corporate purposes. The line of credit agreement contains various covenants, among these being that statutory total capital and surplus plus asset valuation reserve meet certain requirements. To date, we have not borrowed any amounts under the line of credit.

As of September 30, 2001, we had $966.1 million of debt outstanding consisting of $250.3 million of debt classified as

                       JOHN HANCOCK LIFE INSURANCE COMPANY

short-term and $715.8 million classified as long-term, including $447.3 million of surplus notes. A new commercial paper program has been established at John Hancock Financial Services, Inc., the Company's parent, that has replaced the commercial paper program that was in place at John Hancock Capital Corporation, the Company's subsidiary. As of May 1, 2001, all commercial paper issued by John Hancock Capital Corporation had been retired.

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

Our future results are subject to risks and uncertainties including, but not limited to, the risks that (1) a significant downgrade in our ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm our ability to market our products, (2) elimination of Federal tax benefits for our products and other changes in laws and regulations may adversely affect sales of our insurance and investment advisory products, (3) we face increasing competition in our retail and institutional businesses from mutual fund companies, banks and investment management firms as well as from other insurance companies, (4) a decline or increased volatility in the securities markets, and other changes in general economic conditions, may adversely affect our business, particularly our variable life insurance, mutual fund, variable annuity and investment business,
(5) our life insurance sales are highly dependent on a third party distribution relationship, (6) interest rate volatility may adversely affect our profitability, (7) our net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies or redeem shares of our open-end mutual funds, (8) the independent directors of our variable series trusts and of our mutual funds could reduce the compensation paid to us or could terminate our contracts to manage the funds, (9) under our Plan of Reorganization, we were required to establish the closed block, a special arrangement for the benefit of a group of our policyholders, and we may have to fund deficiencies in our closed block, and any over-funding of the closed block will benefit only the holders of policies included in the closed block, not our stockholders, (10) there are a number of provisions in our Plan of Reorganization, our Restated Certificate of incorporation and by-laws, laws applicable to us, agreements that we have entered into with our senior management, and our stockholder rights plan, that will prevent or discourage takeovers and business combinations that our stockholders might otherwise consider to be in their best interests, (11) we will face losses if the claims on our insurance products, or reductions in rates of mortality on our annuity products, are greater than we projected, (12) we face risks relating to our investment portfolio, (13) we may experience volatility in net income due to changes in standards for accounting for derivatives and other changes, (14) our United States insurance companies are subject to risk-based capital requirements and possible guaranty fund assessments, (15) the National Association of Insurance Commissioners' codification of statutory accounting practices adversely affected the statutory surplus of the Company, (16) we may be unable to retain personnel who are key to our business, (17) we face risks from assumed reinsurance business in respect of personal accident insurance and the occupational accident component of workers compensation insurance, (18) litigation and regulatory proceedings may result in financial losses, harm our reputation and divert management resources, and (19) we face unforeseen liabilities arising from our acquisitions and dispositions of businesses.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

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

As of September 30, 2001, the Company's fixed maturity portfolio was comprised of 87.8% investment grade securities and 12.2% below-investment-grade securities. These percentages are consistent with recent experience and indicative of the Company's long-standing investment philosophy of pursuing moderate amounts of credit risk in return for higher expected returns. We believe that credit risk can be successfully managed given our proprietary credit evaluation models and experienced personnel.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

investment strategy given probable policyholder behavior and liability crediting needs under a wide range of interest rate environments.

As of September 30, 2001, there have been no material changes to the interest rate exposures as reported in the Company's 2000 Form 10-K, as amended.

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

The Company's Investment Compliance Unit monitors all derivatives activity for consistency with internal policies and guidelines. All derivatives trading activity is reported monthly to the Company's Committee of Finance for review, with a comprehensive governance report provided jointly each quarter by the Company's Derivatives Supervisory Officer and Chief Investment Compliance Officer. The table below reflects the Company's derivative positions that are managing interest rate risk as of September 30, 2001. The notional amounts in the table represent the basis on which pay or receive amounts are calculated and are not reflective of credit risk. These exposures represent only a point in time and will be subject to change as a result of ongoing portfolio and risk management activities.

                                                                     As of September 30, 2001
                                             ----------------------------------------------------------------------
                                                                                          Fair Value
                                                                            ---------------------------------------
                                                               Weighted
                                                Notional     Average Term    -100 Basis      As of      +100 Basis
                                                 Amount        (Years)      Point Change    9/30/01    Point Change
                                             ----------------------------------------------------------------------
                                                         (in millions, except for Weighted Average Term)
Interest rate swaps........................    $ 13,058.4         7.8         $ (754.7)    $ (518.7)    $ (284.9)
CMT swaps..................................         393.0         1.2              6.4          6.4          6.4
Futures contracts..........................         811.8         8.5            (33.2)        (0.7)        31.1
Interest rate caps.........................         337.0         5.0              0.9          2.1          4.2
Interest rate floors.......................       8,328.0         8.7            189.0         82.0         36.8
Swaptions..................................          30.0        23.7             (3.5)        (1.5)        (0.6)
                                             --------------                 ---------------------------------------
     Totals................................    $ 22,958.2         8.0         $ (595.1)    $ (430.4)    $ (207.0)
                                             ==============                 =======================================

The Company's non-exchange-traded derivatives are exposed to the possibility of loss from counterparties failing to perform their obligations under terms of the derivative contract. The Company believes the risk of incurring losses due to nonperformance by its counterparties is remote. To manage this risk, Company procedures include the (a) on-going evaluation of each counterparty's credit ratings, (b) the application of credit limits and monitoring procedures based on an internally developed, scenario-based, risk assessment system, (c) monthly reporting of each counterparty's "potential exposure", (d) master netting agreements and, where appropriate, (e) collateral agreements. Futures contracts trade on organized exchanges and, therefore, have effectively no credit risk.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

PART II OTHER INFORMATION

ITEM 6. EXHIBITS and REPORTS on FORM 8-K

(a) Exhibits

Exhibit
Number                                 Description
-------                                -----------

10.25 Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Michael A, Bell (+)(*)
10.26 Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Thomas E. Moloney.(+)(*)
10.27 Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and David F. D'Alessandro.(+) (*)
10.28 Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Derek Chilvers.(+) (*)
10.29 Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Maureen Ford.(+) (*)
10.30 Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Robert Walters.(+) (*)
10.31 Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and John M. DeCiccio.(+) (*)
10.32 Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Wayne A. Budd.(+)(*)

----------------
(+) Management Contract or Compensatory Plan or Arrangement.
(*) Filed as an exhibit to the John Hancock Financial Services Inc.'s quarterly report on form 10-Q for the quarter ended September 30, 2001, and incorporated herein by reference.

(b) Reports on Form 8-K.

No reports on Form 8-K were required to be filed during the quarterly period ended September 30, 2001.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           JOHN HANCOCK LIFE INSURANCE COMPANY


Date: November 13, 2001                    By: /s/ Thomas E. Moloney
                                               ---------------------
                                           Thomas E. Moloney
                                           Senior Executive Vice President and
                                           Chief Financial Officer