Form 10-K405
period 2001-12-31
HANCOCK JOHN LIFE INSURANCE CO
filed 2002-03-28
CIK 917406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

               |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2001
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

                               John Hancock Place
                                   PO Box 0111
                           Boston, Massachusetts 02117
                                 (617) 572-6000
                        (Address, including zip code, and
                    telephone number, including area code, of
                    Registrant's principal executive offices)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
Title of each class                    Name of each exchange on which registered

                                      NONE
 ------------------------------------------------------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
 ------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X] Not Applicable.

The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with reduced disclosure format.

At March 1, 2001 there were outstanding 1,000 shares of common stock, $10,000 par value per share, of the registrant, all of which were owned by John Hancock Financial Services, Inc.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

CONTENTS

   FORWARD-LOOKING STATEMENTS...............................................   3

PART I......................................................................   4

   ITEM 1. BUSINESS OF JOHN HANCOCK LIFE INSURANCE COMPANY..................   4
   ITEM 2. PROPERTIES.......................................................  29
   ITEM 3. LEGAL PROCEEDINGS................................................  29
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............  31

PART II.....................................................................  31

   ITEM 5. MARKET FOR JOHN HANCOCK LIFE INSURANCE COMPANY COMMON STOCK
           AND RELATED SHAREHOLDER MATTERS..................................  31
   ITEM 6. SELECTED FINANCIAL DATA..........................................  31
   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS........................................  31
   ITEM 7A. QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK......  64
   ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................  68
   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
           AND FINANCIAL DISCLOSURE.........................................  68

PART III....................................................................  68

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF JOHN HANCOCK LIFE
            INSURANCE COMPANY...............................................  68
   ITEM 11. EXECUTIVE COMPENSATION..........................................  68
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT......................................................  68
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................  68

PART IV.....................................................................  68

   ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
            ON FORM 8-K.....................................................  68

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Forward-Looking Statements

      The statements, analyses, and other information contained herein relating to trends in the John Hancock Life Insurance Company's (the Company's) operations and financial results, the markets for the Company's products, the future development of the Company's business, and the contingencies and uncertainties to which the Company may be subject, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "will," "should," "may," and other similar expressions, are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning future events and their effects on the Company. Future events and their effects on the Company may not be those anticipated by management. The Company's actual results may differ materially from the results anticipated in these forward-looking statements.

      These forward-looking statements are subject to risks and uncertainties including, but not limited to, the risks that (1) a significant downgrade in our ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm our ability to market our products; (2) changes to or elimination of Federal tax benefits for our products and other changes in laws and regulations (including those relating to the Federal Estate Tax Laws) which the Company expects would adversely affect sales of our insurance and investment advisory products; (3) Massachusetts insurance law may restrict the ability of John Hancock Variable Life Insurance Company to pay dividends to us; (4) we face increasing competition in our retail businesses from mutual fund companies, banks and investment management firms as well as from other insurance companies; (5) a decline or increased volatility in the securities markets, and other economic factors, may adversely affect our business, particularly our variable life insurance, mutual fund, variable annuity and investment business; (6) due to acts of terrorism or other hostilities, there could be business disruption, economic contraction, increased mortality, morbidity and liability risks, generally, or investment losses that could adversely affect our business; (7) our life insurance sales are highly dependent on a third party distribution relationship; (8) customers may not be responsive to new or existing products or distribution channels, (9) interest rate volatility may adversely affect our profitability; (10) our net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies or redeem shares of our open-end mutual funds; (11) the independent directors of our variable series trusts and of our mutual funds could reduce the compensation paid to us or could terminate our contracts to manage the funds; (12) under our Plan of Reorganization, we were required to establish the closed block, a special arrangement for the benefit of a group of our policyholders. We may have to fund deficiencies in our closed block, and any over-funding of the closed block will benefit only the holders of policies included in the closed block, not our sole shareholder; (13) we will face losses if the claims on our insurance products, or reductions in rates of mortality on our annuity products, are greater than we projected; (14) we face investment and credit losses relating to our investment portfolio (15) we may experience volatility in net income due to changes in standards for accounting for derivatives and other changes; (16) we are subject to risk-based capital requirements and possible guaranty fund assessments; (17) the National Association of Insurance Commissioners' codification of statutory accounting practices will adversely affect our statutory surplus; (18) we may be unable to retain personnel who are key to our business; (19) we may incur losses from assumed reinsurance business in respect of personal accident insurance and the occupational accident component of workers compensation insurance; (20) litigation and regulatory proceedings may result in financial losses, harm our reputation and divert management resources, and (21) we face unforeseen liabilities arising from our acquisitions and dispositions of businesses.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

PART I

ITEM 1. Business of John Hancock Life Insurance Company

      John Hancock Life Insurance Company (John Hancock, or the Company) is one of the nation's leading financial services companies, providing a broad array of insurance and investment products and services to retail and institutional customers, primarily in North America. Our principal executive offices are located at John Hancock Place, Boston, Massachusetts 02117.

      The Board of Directors of John Hancock Mutual Life Insurance Company, founded in 1862, unanimously adopted a Plan of Reorganization effective February 1, 2000 and John Hancock Mutual Life Insurance Company converted from a mutual life insurance company to a stock life insurance company, John Hancock Life Insurance Company, and became a wholly-owned subsidiary of John Hancock Financial Services, Inc., a holding company. Also on February 1, 2000, John Hancock Financial Services, Inc. completed an initial public offering of 102,000,000 shares of its common stock, par value $0.01 per share.

      We operate our business in five segments. Two segments primarily serve retail customers, and two segments serve primarily institutional customers. Our fifth segment is the Corporate and Other Segment.

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

      According to the latest publicly available data, with respect to the United States, the Company is the eighth largest writer of individual life insurance based on new and recurring individual life sales, the third largest writer of individual variable universal life insurance and the tenth largest writer of individual universal life insurance. We believe we are the second largest writer of individual long-term care insurance and the top provider of group long-term care insurance based on total premiums in force. As of September 30, 2001, we were the 23rd largest writer of individual annuity contracts, based on LIMRA sales data. Our mutual fund subsidiary ranked 17th among non-proprietary broker-sold U.S. asset managers in terms of total long-term, open-end assets under management as of December 31, 2001.

      Our institutional segments are the Guaranteed and Structured Financial Products Segment and the Investment Management Segment. The Guaranteed and Structured Financial Products Segment offers a wide variety of spread-based and fee-based investment products and services. The spread-based products provide the customer with some form of guaranteed return. The Investment Management Segment consists of investment management services and products marketed to institutions. This business is primarily fee-based and investment management products generally do not offer guarantees.

      Our Corporate and Other Segment consists primarily of our international group insurance operations, corporate operations and non-core businesses that are either in the process of winding down (i.e., are in "run-off") or have been divested.

      As of December 31, 2001 and 2000, respectively, our total assets under management were $114.8 billion and $117.2 billion, which includes $29.3 billion and $31.7 billion of assets invested in the Company's retail mutual funds. Total shareholder's equity, excluding net unrealized capital gains on securities, was $5.4 billion and $5.0 billion as of December 31, 2001 and 2000, respectively. In addition, John Hancock generated $7.1 billion and $7.4 billion in revenues and $573.9 million and $792.2 million in net income in 2001 and 2000, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Protection Segment

Overview

      Through our Protection Segment, we offer a variety of non-traditional and traditional life insurance products and individual and group long-term care insurance products. Our non-traditional life insurance products include variable life and universal life insurance. Our traditional life insurance products include whole life insurance and term life insurance.

      The Protection Segment has traditionally been our largest business segment, contributing 41.4%, 39.6% and 42.0% of consolidated operating revenues and 37.6%, 33.7% and 32.1% of consolidated segment after-tax operating income in the years ended December 31, 2001, 2000 and 1999, respectively. The Protection Segment generated revenues of $3,054.7 million, $2,887.0 million and $2,756.9 million and after-tax operating income of $284.3 million, $238.8 million and $188.7 million in 2001, 2000, and 1999, respectively. The Protection Segment has achieved the following financial results for the periods indicated:

                                                      As of or for the Years Ended December 31
                                                        2001             2000             1999
                                                    --------------------------------------------
                                                                   (in millions)
Sales (new premiums and deposits):
Non-traditional life--excluding COLI and BOLI (1)
     Variable life ..............................   $   124.5        $   152.5        $   130.6
     Universal life .............................        30.4             18.4             16.4
Traditional life--excluding COLI (1)
     Whole life .................................         6.1              8.4             18.9
     Term life ..................................        33.0             36.3             24.0
COLI and BOLI
     Variable life--COLI ........................        90.5             38.6             23.6
     Universal life--COLI .......................        22.1             14.8              3.3
     Universal life--BOLI .......................        12.2              0.8               --
Individual long-term care (2) ...................       102.2            100.1             72.2
Group long-term care (3) ........................        16.8             11.5             13.7
                                                    -------------------------------------------
         Total ..................................   $   437.8        $   381.4        $   302.7
                                                    ===========================================
Assets:
Non-traditional life ............................   $11,163.2        $10,433.5        $10,195.5
Traditional life (4) ............................    14,190.4         13,903.3         13,716.7
Individual long-term care .......................     2,705.8          2,227.2          1,006.3
Group long-term care ............................       801.5            480.6            461.9
Other ...........................................        51.6             46.9             36.5
Intra-segment eliminations ......................          --               --            (44.8)
                                                    -------------------------------------------
         Total ..................................   $28,912.5        $27,091.5        $25,372.1
                                                    ===========================================

(1) Individual life insurance sales exclude (a) excess premiums, which are premiums that build cash value but do not purchase face amounts of insurance on variable life and universal life insurance products and (b) premiums on corporate owned life insurance (COLI) and bank owned life insurance (BOLI) policies covering more than 200 lives. Sales include 10% of single premium payments on universal and whole life insurance products.
(2) Individual long-term care sales were revised for private label sales, including an additional $2.3 million and an additional $1.3 million in the years ended 2000 and 1999, respectively and Fortis Reinsurance premiums, including $23.9 million and $--, respectively, for the years ended 2000 and 1999.
(3) Group long-term care sales were revised to include new enrollments and coverage additions of $5.4 million and $7.4 million in 2000 and 1999, respectively.
(4) The 2000 balance was adjusted to reflect the adoption of the provisions of Statement of Position (SOP) 00-3, "Accounting by Insurance Enterprises for Demutualization and Formations of Mutual Insurance Holding Companies and Certain Long-Duration Participating Contracts," as outlined in Note 1 to the consolidated financial statements. The result was $41.6 million additional assets for the traditional life product line as of December 31, 2000.

Products and Markets

      The trend in the individual life industry remains focused on the variable life insurance products and away from traditional whole life products. This is reflected in our life insurance sales growth, which has come principally from sales of variable, universal and term life insurance, while sales of traditional whole life insurance have declined. By diversifying from traditional whole life insurance products to term life insurance products and investment-oriented

                       JOHN HANCOCK LIFE INSURANCE COMPANY

savings products demanded by today's consumer, we have generated strong business and earnings growth. The Company's sales of individual life insurance in 2001 consisted of 68% variable life, 20% universal life and 12% traditional life. The Company's sales of individual life insurance (excluding COLI and BOLI) in 2001 consisted of 64% variable life, 16% universal life and 20% traditional life. Term life sales represented 84% of traditional life product sales for the year ended December 31, 2001.

      Individual Life Insurance. The attractive demographics of an aging population is a key growth driver for our industry. The boomer generation is healthier, wealthier, and living longer. They need products to manage wealth, provide a stream of income, provide protection and manage longevity risk. They have a complex set of needs that plays right into our portfolio of products.

o Variable Life Insurance. Our primary variable life insurance product is variable universal life insurance. This product provides life insurance coverage and an investment return linked to an underlying portfolio of investments chosen by the policyholder. Our variable life insurance product portfolio includes joint (second-to-die) and corporate owned life insurance products, as well as single life policies. Second-to-die products are typically used for estate planning purposes and insure two lives rather than one, with the policy proceeds paid after the death of both insured individuals. Corporate owned life insurance products are sold to corporations for a variety of reasons, including, to fund special deferred compensation plans and benefit programs for key employees. We were among the first insurance companies to offer variable life insurance products, beginning in 1980, and we believe the length of our experience in this market is a competitive strength. In 2001, we introduced an innovative product feature that combined a variable life insurance policy with a long-term care feature.

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

      Long-Term Care Insurance. We entered the individual long-term care insurance (LTC) market in 1987 and the group long-term care insurance market in 1988 and acquired the long-term care business of Fortis, Inc. in March 2000. Our long-term care insurance products provide protection against the large and escalating costs of home health care, assisted living, and nursing home care. With the aging population, the expected inability of government entitlement programs to meet retirement long-term care needs, and a growing public awareness of long-term care insurance, we believe there is excellent growth potential for the long-term care insurance market. Our long-term care insurance products are reimbursement products, which provide benefits only for documented nursing home, assisted living or home or health care expenses. These products are sold on a guaranteed renewable basis, meaning that we are required to renew the policies each year as long as the premium is paid. However, this also gives us the ability to reset the price of the product prospectively, if needed. Our claims history on these products has been favorable relative to our pricing assumptions.

o Individual Long-Term Care Insurance. Our individual long-term care insurance products are sold to pre-retired and retired customers. The insured typically pays the premium for this product. Throughout 2000 and 2001, we introduced enhanced features in our product. In 2001, we continued to roll out a co-branded Fortis/John Hancock product, introduced a process to use immediate annuity income to pay long-term care premiums, re-joined the California Partnership program and introduced a new portfolio in that state.

o Group Long-Term Care Insurance. Our group long-term care insurance products are sold through employer-sponsored plans to employees and retirees, and their eligible relatives. The insured, not the employer, generally pays the premium for this insurance although there is a growing trend among employers to purchase a "core" plan on behalf of their employees, with the option for those employees to "buy up" for additional amounts of coverage. Following selection of one of our plans by an employer, we market our products directly to the employee base. The principal market for our group long-term care insurance products is companies with over 4,000 employees and retirees. We also pursue smaller employers with 1,000 or more employees and retirees in selected industries. In 2001, the Company was selected in partnership with Metropolitan Life Insurance Company, (Met Life), as the providers to the Federal Long-Term Care Insurance Program, which is expected to be the largest LTC program in

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      the country. The government's decision to provide access to LTC insurance is expected to increase awareness of the product among consumers and employers. The Company and Met Life estimate that a total of about 300,000 individuals will enroll in the program in its first full year of operation, planned to begin later in 2002. Because of the start-up period, the Company does not expect the program to have an impact on earnings in 2002.

      The following table demonstrates total statutory premiums and deposits, which is the premium we report on the annual statements we file with insurance regulators, life insurance in force and GAAP reserves for our individual life insurance and long-term care products. In addition to premium from sales of new life and long-term care policies, which we refer to as "sales," statutory premiums and deposits includes revenues from renewals of policies, 10% of single premium payments, and premiums from reinsurance assumed by us. We deduct from this measure the premiums that we cede to our reinsurers. Statutory premiums and deposits differ from premiums based on accounting principles generally accepted in the United States (or GAAP) because GAAP requires that premiums on variable and universal life insurance products be accounted for using deposit accounting. Deposit accounting excludes from revenue, the premiums received on these products, and generally shows the fees earned from the products as revenues.

                             Selected Financial Data
                  Individual Life and Long-Term Care Insurance

                                                       As of or for the Years Ended December 31
                                                            2001             2000            1999
                                                     ----------------------------------------------
                                                                       (in millions)
Total statutory premiums and deposits:
Variable life ......................................   $    948.5       $    922.0       $    829.8
Universal life (1) .................................        456.1            173.5            117.9
Traditional life ...................................        997.3            965.5          1,043.6
Individual long-term care ..........................        331.0            277.3            177.2
Group long-term care ...............................          6.3             14.7             19.0
                                                     ----------------------------------------------
  Total ............................................   $  2,739.2       $  2,353.0       $  2,187.5
                                                     ==============================================

Life insurance in force:
Variable life ......................................   $ 58,104.4       $ 57,716.2       $ 56,691.1
Universal life .....................................     10,604.5          9,085.6          8,967.2
Traditional life ...................................     71,166.0         66,989.3         57,284.8
                                                     ----------------------------------------------
  Total ............................................   $139,874.9       $133,791.1       $122,943.1
                                                     ==============================================

GAAP Reserves:
Variable life ......................................   $  6,479.9       $  6,517.1       $  6,560.0
Universal life .....................................      2,758.1          2,268.7          2,065.7
Traditional life (2) ...............................     10,632.2         10,104.8          9,786.3
Individual long-term care ..........................      1,138.8            909.1            547.9
Group long-term care ...............................        237.4            238.8            231.1
                                                     ----------------------------------------------
  Total ............................................   $ 21,246.4       $ 20,038.5       $ 19,191.0
                                                     ==============================================

(1) Includes bank owned life insurance premiums of $200.0 million and $52.5 million for the years ended December 31, 2001 and 2000. There were no bank owned life insurance premiums for the year ended December 31, 1999.

(2) The 2000 balance was adjusted to reflect the adoption of the provisions of SOP 00-3, "Accounting by Insurance Enterprises for Demutualization and Formations of Mutual Insurance Holding Companies and Certain Long-Duration Participating Contracts" as outlined in Note 1 to the consolidated financial statements. The result was $74.2 million additional reserves for the traditional life product line as of December 31, 2000.

Distribution

Protection products are distributed through multiple distribution channels including Signator, M Financial Group, Banks, the Internet, and through Group and private label relationships. Our strategy is to provide competitive products and outstanding service.

      Signator. Signator, created in 1999, is a separate distribution subsidiary. Signator is comprised of our Signator General Agency (GA) which includes our Career Agents and Signator GA Brokerage, Direct Brokerage and Broker/Dealers.

      The Signator General Agency system includes approximately 1,700 sales personnel. We have transitioned our Career Agents to financial advisors by providing them with highly tailored financial planning tools and market support, as well as an open architecture system which enables them to sell other companies' products. This structure has enabled us to recruit, develop and retain top producers.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      The biggest opportunity exists in the brokerage arena. More agencies are developing dedicated brokerage structures as part of their overall business model. We have made significant strides to expand into the direct brokerage channel, as well as into the regional Broker/Dealer channel, traditionally an asset-oriented channel that is moving into the protection arena.

      M Financial Group. M Financial Group is a national producer group founded in 1978 comprised of approximately 105 life insurance producing firms with approximately 425 individual producers operating exclusively in the upper end of the wealth transfer and executive benefit markets. We believe the Company has been either the first or second largest provider of life insurance products to the M Financial Group in each of the past three years, although the member firms also sell the products of other prominent U.S. life insurance companies. For the year 2001, we believe we were the largest provider.

      We have jointly developed a proprietary life insurance product line with M Financial Group to meet the distinct requirements of its producers. We also offer four proprietary investment options of M Fund, Inc. on all variable life insurance products sold by M Financial Group members, in addition to the investment options supported by the variable series trust (VST). In 2000, we became the first provider to roll out Magnastar, M Group's proprietary private placement life insurance product, co-manufactured by M Life, John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company.

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

      During 2000, the Company was the only provider to extend debt financing for M Financial Holdings, Inc.'s purchase of one of its own COLI firms, to assist it in the first step of its long-term aggregation process.

      The business generated by M Financial Group producers has experienced lower termination or non-renewal (referred to in the industry as "lapse") and mortality rates than the industry average.

      e-Business & Retail Partnerships. This unit, launched in 1996, complements our traditional sales efforts. Through this unit, we sell our products over the Internet and on the telephone directly to consumers. Consumers can call a toll-free number or go directly to our web site to get information, obtain a quote or start an application.

      This channel offers customers term life insurance, variable life insurance, long-term care insurance and variable annuities. Additionally, we distribute these products through several online partners and key aggregators. To support our efforts we have built a call center and case management unit and developed a streamlined application, payment and issue process.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      The table below shows Protection Segment sales by distribution channel for the periods indicated. Individual life insurance sales exclude excess premiums, which are premiums that build cash value but do not purchase any additional face amount of insurance, on variable life and universal life insurance products and premiums on corporate owned life insurance and bank owned life insurance policies covering more than 200 lives. Sales include 10% of single premium payments on universal life and whole life insurance policies. Group long-term care sales include (i) sales made to new employer groups initially effective in the year, (ii) re-enrollments on existing accounts, (iii) sales constituting increased coverage to existing insureds, (iv) and sales to non-employer groups and new employees added to a group. COLI is sold only by Signator, M Financial Group and through banks. BOLI is sold only by Signator and M Financial Group.

                Protection Segment Sales by Distribution Channel

                                                           For the Years Ended December 31
                                                           2001        2000         1999
                                                          --------------------------------
                                                                   (in millions)
Signator: (1)
     Individual life--excluding COLI and BOLI (2)......   $137.7       $136.0      $125.1
     Individual life--COLI.............................     74.2         23.7         8.5
     Individual life--BOLI.............................     12.2          0.8          --
     Individual long-term care (3).....................     98.6         97.3        70.6
M Financial Group:
     Individual life--excluding COLI...................     45.9         59.9        55.8
     Individual life--COLI.............................     38.4         29.7        18.4
     Individual long-term care.........................      0.2          0.2         0.1
e-Business & Retail Partnerships:
     Individual life...................................     10.4         19.5         8.6
     Individual long term care.........................      0.9           --          --
Dedicated Sales Force:
     Group long-term care (4)..........................     16.8         11.5        13.7
Other:
     Individual life...................................       --          0.2         0.4
     Individual long-term care (5).....................      2.5          2.6         1.5
Total:
     Individual life--excluding COLI and BOLI..........    194.0        215.6       189.9
     Individual life--COLI and BOLI....................    124.8         54.2        26.9
     Individual long-term care (6).....................    102.2        100.1        72.2
     Group long-term care..............................     16.8         11.5        13.7

(1) Signator includes sales by the Signator Financial Network as well as all insurance brokerage sales, including sales related to Fortis.
(2) Revised to include broker/dealer and financial institution sales of $7.0 million and $2.2 million for the years ended December 31, 2000 and 1999, respectively.
(3) Revised to include broker/dealer sales of $7.3 million and $6.6 million, financial institution sales of $1.0 million and $0.7 million, e-business sales of $0.2 million and $--, and Fortis Reinsurance premiums of $23.9 million and $--, respectively for the years ended December 31, 2000 and 1999.
(4) Revised to include new enrollments and coverage additions of $5.4 million and $7.4 million for the years ended December 31, 2000 and 1999, respectively.
(5) Revised to include private label sales of $2.3 million and exclude e-business sales of $0.2 million in 2000.
(6) Individual long-term care sales were revised for private label sales, including an additional $2.3 million and an additional $1.3 million in the years ended 2000 and 1999, respectively and Fortis Reinsurance premiums, including $23.9 million and $--, respectively, for the years ended 2000 and 1999.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Underwriting

      Insurance underwriting involves a determination of the type and amount of risk that an insurer is willing to accept and the premium to be charged. Underwriting also determines the amount and type of reinsurance levels appropriate for a particular type of risk. By utilizing reinsurance, we can limit our risk and improve product pricing.

      Our underwriting standards for life insurance are intended to result in the issuance of policies that produce mortality experience consistent with the assumptions used in product pricing. Our underwriting is based on our historical mortality experience, as well as the experience of the insurance industry and of the general population. We continually compare our underwriting standards against the industry to mitigate our exposure to higher risk business and to stay abreast of industry trends. For individual long-term care products, we use separate but similar underwriting criteria appropriate to the morbidity risks insured. Our overall profitability depends to a large extent on the degree to which our mortality and/or morbidity experience matches our pricing assumptions. Our life and long-term care insurance underwriters evaluate policy applications on the basis of the information provided by the applicant and others. We implemented new programs to improve our underwriting process. These include the Telephone Interview Program, implemented in 1999, which permits eligible long-term care clients to be interviewed over the telephone by trained nurses, replacing the collection of a physician's statement in 50% of the cases, leading to lower costs and faster cycle times, without any loss of required underwriting information. We also implemented the STAR (System to Assess Risk) underwriting system in 2000 to improve the risk assessment process through automation which has resulted in a reduction of cycle times, improved productivity and a reduction of total costs. We are hard at work on the next phase of our underwriting automation projects including on-line conditional approval and reflexive questioning through our tele-application unit to better set client expectations regarding underwriting classification. These initiatives are expected to further reduce our unit costs by streamlining our underwriting tools and increasing policy taken rates.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

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

Reinsurance

      We reinsure portions of the risks we assume for our protection products. The maximum amount of individual ordinary life insurance retained by us on any life is $10 million under an individual policy and $20 million under a second-to-die policy. As of January 1, 2001, we established additional reinsurance programs, which limit our exposure to fluctuations in life claims for individuals for whom the net amount at risk is $3 million or more. As of January 1, 2001, the Company entered into an agreement with two reinsurers covering 50% of its closed block business. The treaties are structured so they will not affect policyholder dividends or any other financial items reported within the closed block, which was established at the time of the Company's demutualization to protect the reasonable dividend expectations of certain participating life insurance policyholders.

      Our long-term care business units reinsure with John Hancock Reassurance Company, LTD (JHReCo), a wholly owned subsidiary of JHFS. Group Long Term Care ceded 50% of their inforce business prior to 1997 to JHReCo in 2001 (up from 40% in 2000 and 30% in 1999) and 50% of all new business effective in 1997 and later. Retail Long-Term Care also cedes business to JHReCo; 50% of all new business 1997 and later is ceded to JHReCo and 50% of business assumed from Fortis is retro-ceded to JHReCo.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Asset Gathering Segment

Overview

      Through our Asset Gathering Segment, we offer individual annuities, mutual fund products and investment management services. Individual annuities include variable and fixed annuities, both immediate and deferred. Mutual fund products primarily consist of open-end mutual funds and closed-end funds. Our investment management services include retirement services, and the management of institutional accounts. In this segment, we also include the results of Signator, John Hancock Signature Services, our servicing subsidiary, First Signature Bank & Trust Company, our limited-service banking subsidiary, and Essex Corporation, one of the nation's largest intermediaries between banks and product manufacturers for annuities.

      The Asset Gathering Segment contributed 15.7%, 16.4% and 16.1% of consolidated operating revenues and 19.6%, 18.2% and 19.6% of consolidated after-tax operating income in the years ended December 31, 2001, 2000 and 1999, respectively. The Asset Gathering Segment generated operating revenues of $1,155.0 million, $1,195.9 million and $1,057.3 million and after-tax operating income of $148.3 million, $128.8 million and $115.1 million in 2001, 2000 and 1999, respectively. The Asset Gathering Segment has achieved the following financial results for the periods indicated:

                                        As of or for the Years Ended December 31
                                           2001            2000           1999
                                       -----------------------------------------
                                                       (in millions)
Sales:
Variable annuities (1)..............    $   639.6       $ 1,120.8     $   847.7
Fixed annuities (1).................      1,478.0           880.4         648.6
John Hancock Funds (2)..............      5,001.4         5,307.0       3,899.6
                                       -----------------------------------------
     Total..........................    $ 7,119.0       $ 7,308.2     $ 5,395.9
                                       =========================================

Assets:
Variable annuities..................    $ 6,750.0       $ 7,425.3     $ 7,877.6
Fixed annuities.....................      7,428.2         5,988.4       5,693.0
John Hancock Funds..................        338.4           410.5         442.9
Other...............................        223.9           243.0         283.7
                                       -----------------------------------------
     Total..........................    $14,740.5       $14,067.2     $14,297.2
                                       =========================================

Assets Under Management:
Variable annuities..................    $ 6,357.1       $ 7,116.0     $ 7,598.1
Fixed annuities.....................      6,876.6         5,640.8       5,255.0
John Hancock Funds (3)..............     29,285.8        31,725.8      32,696.6

(1) Represents statutory annual statement values. Statutory revenues include premiums and deposits on variable and fixed annuities. Statutory premiums and deposits differ from GAAP premiums because GAAP requires that variable and certain fixed annuity products be accounted for using deposit accounting. Deposit accounting excludes from revenue the premiums and deposits received on these products. Fixed annuity sales include considerations from supplemental contracts. Variable annuity sales in 2001 and 2000 exclude $1,910.5 million and $25.0 million, respectively, in safe harbor internal exchanges.
(2) Mutual fund and institutional asset sales are defined as new inflows of funds from investors into our investment products. Sales of mutual fund products are recorded on the trade date. Sales of institutional investment products are recorded on the date a firm commitment is established. Sales of retail money market products are included in the 1999 balances above. If sales of retail money market products had been excluded from mutual fund and institutional asset sales in 1999, sales would have been $3,728.5 million for the year ended December 31, 1999.
(3) Includes $3.6 billion, $2.9 billion and $2.3 billion of our general account assets and assets managed for certain John Hancock subsidiaries and assets managed for variable annuities as of December 31, 2001, 2000 and 1999, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

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

      Variable annuities are separate account products, where the contractholder bears the investment risk and has the right to allocate their funds among various separate investment subaccounts. Our major source of revenues from variable annuities is mortality and expense fees charged to the contractholder, generally determined as a percentage of the market value of the underlying assets under management. We introduced a new variable annuity product line, the Revolution series, in 1999, and became the first in the industry to offer assistance with the cost of long-term care, with no underwriting. Revolution is targeted to the needs of aging consumers who want to accumulate funds for retirement and provide a hedge against the cost of long-term care. Revolution sales comprised 88% of total variable annuity sales for 2001.

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

      Investment management skills are critical to the growth and profitability of our annuity business. In addition to variable annuity products that offer the same fund choices as our variable life insurance products, we also offer variable annuities that offer funds managed by our subsidiaries. Our variable annuity assets are managed by John Hancock Funds, Inc., our mutual fund subsidiary, and by Independence Investment LLC, our internal institutional equity manager. All our fixed annuity assets are managed internally.

      The relative proportion of our total annuity sales represented by fixed and variable annuities is generally driven by the relative performance of the equity and fixed income markets. The Company's total annuity deposits were comprised of 69.7% fixed annuity and 30.3% variable annuity for the year ended December 31, 2001 and 43.6% fixed annuity and 56.4% variable annuity for the year ended December 31, 2000.

      The following table presents certain information regarding our annuity reserve activity for the periods indicated:

                            Annuity Reserve Activity

                                                                    As of or for the Years Ended December 31
                                                                    2001               2000              1999
                                                                ------------------------------------------------
                                                                                 (in millions)
Variable Annuities:
Reserves, beginning of year................................      $ 7,182.8          $ 7,683.2         $ 6,660.4
     Deposits and other policy credits (1).................          641.3            1,162.3             847.7
     Interest credited and investment performance..........         (570.9)            (538.3)            942.1
     Surrenders and benefits...............................         (814.8)            (997.6)           (655.1)
     Product charges.......................................         (115.3)            (126.8)           (111.9)
                                                                ------------------------------------------------
Reserves, end of year......................................      $ 6,323.1          $ 7,182.8         $ 7,683.2
                                                                ================================================
Fixed Annuities:
Reserves, beginning of year................................      $ 5,365.8          $ 4,946.4         $ 4,591.3
     Premiums, deposits and other policy credits (1).......        1,478.0              899.1             648.6
     Interest credited.....................................          344.7              291.0             262.3
     Surrenders and benefits...............................         (680.7)            (759.2)           (547.2)
     Product charges.......................................          (10.4)             (11.5)             (8.6)
                                                                ------------------------------------------------
Reserves, end of year......................................      $ 6,497.4          $ 5,365.8         $ 4,946.4
                                                                ================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Total Annuities:
Reserves, beginning of year................................     $ 12,548.6         $ 12,629.6       $ 11,251.7
     Premiums, deposits and other policy credits (1) (2)...        2,119.3            2,061.4          1,496.3
     Interest credited and investment performance..........         (226.2)            (247.3)         1,204.4
     Surrenders and benefits...............................       (1,495.5)          (1,756.8)        (1,202.3)
     Product charges.......................................         (125.7)            (138.3)          (120.5)
                                                              -------------------------------------------------
Reserves, end of year......................................      $12,820.5          $12,548.6        $12,629.6
                                                              =================================================

(1) Included in this line for the year ended December 31, 2000 are policy credits of $18.7 million for fixed annuity and $16.5 million for variable annuity which were added to annuity reserves as part of the demutualization.
(2) Variable annuity deposits exclude internal exchanges as part of the safe harbor internal exchange program of $1,910.5 million for the year ending December 31, 2001. Variable annuity deposits include $25.0 million in safe harbor internal exchanges for the year ended December 31, 2000.

John Hancock Funds

      We offer a variety of mutual fund products and related investment management services through John Hancock Funds. We employ a team style in the management of our funds. These teams manage portfolios in accordance with a variety of specified strategies, which we believe gives us a competitive advantage over competitors, many of whom deploy only one style across a family of funds. As of December 31, 2001, our fixed income and equity research staffs included over 59 portfolio managers and analysts with an average of 16 years of experience. We are recruiting additional investment professionals to enhance our capabilities across both fundamental and quantitative analysis and investment styles. This ongoing commitment to investment research further enables us to develop new products intended to strengthen our fund offerings, across a broad array of investment styles. While this business includes primarily assets managed for third-party retail clients, the investment professionals providing these services also manage assets underlying our general account and separate account products, as well as variable life and annuity products.

o Mutual Funds. John Hancock Funds offers a broad array of open-end mutual funds and closed-end funds to a broad base of consumers across varying income levels. Open-end mutual funds are subject to redemption at any time by investors. After their initial public offering, the shares of closed-end funds are not subject to redemption and, accordingly, represent a more stable base of assets than open-end funds. As of December 31, 2001, 68.0% of our mutual fund assets under management were invested in open-end mutual funds. We also offer our mutual funds as investment options in variable annuities and variable life insurance products. Our product offerings cover both domestic and international equity and fixed-income markets. In 2001, the Company added a Biotechnology fund to its investment offerings.

o Retirement Services. In 2000 and prior years, we offered mutual funds and record-keeping services to 401(k) plan sponsors, primarily small-and mid-size companies, on either a full-service or on an unbundled basis. In March 2001, we sold our full service retirement business operated out of John Hancock Funds. We will continue to manage the assets of the business and the purchaser has assumed the record-keeping and support responsibilities. The business includes approximately 1,000 plans and 63,000 participants.

      We also offer traditional IRA programs and a complete line of retirement products, including: SIMPLE IRA and SIMPLE 401(k) plans for companies with no more than 100 eligible employees and no other qualified plan; Simplified Employee Pensions for companies of any size, including self-employed persons, partnerships and corporations; and Roth IRA plans for individuals.

o Institutional Services. Through funds and private accounts, John Hancock Funds manages assets for public pension plans, high net-worth individuals, corporate pension plans, pooled separate accounts, union pension plans, foundations and endowments.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      The following table presents certain information regarding the assets under management by John Hancock Funds for the periods indicated:

                               Asset Flow Summary

                                                     For the Years Ended December 31
                                                     2001          2000          1999
                                                 ----------------------------------------
                                                               (in millions)
Retail Mutual Funds:
Assets under management, beginning of year.....   $ 26,541.4    $ 27,842.4    $ 29,248.7
     Deposits and reinvestments................      3,958.7       5,333.6       3,565.5
     Redemptions and withdrawals...............     (4,300.8)     (5,394.1)     (5,393.3)
     Net money market funds....................       (205.5)        (90.9)       (201.0)
     Market appreciation (depreciation)........     (2,770.2)       (713.7)      1,051.4
     Fees......................................       (347.5)       (435.9)       (428.9)
                                                 ----------------------------------------
Assets under management, end of year (1).......   $ 22,876.1    $ 26,541.4    $ 27,842.4
                                                 ========================================
Institutional Investment Management:
Assets under management, beginning of year.....    $ 5,184.4    $  4,854.2    $  5,696.5
     Deposits and reinvestments................      1,924.4         677.1         494.3
     Redemptions and withdrawals...............       (822.3)       (571.2)     (1,561.1)
     Market appreciation (depreciation)........        137.2         237.3         240.3
     Fees......................................        (14.0)       (13.0)         (15.8)
                                                 ----------------------------------------
Assets under management, end of year...........   $  6,409.7    $  5,184.4    $  4,854.2
                                                 ========================================
Total:
Assets under management, beginning of year.....   $ 31,725.8    $ 32,696.6    $ 34,945.2
     Deposits and reinvestments................      5,883.1       6,010.7       4,059.8
     Redemptions and withdrawals...............     (5,123.1)     (5,965.3)     (6,954.4)
     Net money market funds....................       (205.5)        (90.9)       (201.0)
     Market appreciation (depreciation)........     (2,633.0)       (476.4)      1,291.7
     Fees......................................       (361.5)       (448.9)       (444.7)
                                                 ----------------------------------------
Assets under management, end of year (1).......   $ 29,285.8    $ 31,725.8    $ 32,696.6
                                                 ========================================

(1) Retail mutual fund assets under management includes $3.7 billion, $5.3 billion and $5.4 billion in retirement plan assets at December 31, 2001, 2000 and 1999, respectively.

Distribution

      Asset Gathering products are distributed through Signator, independent broker/dealers, banks, directly to state lottery commissions and, both directly and through consultants to institutions and retirement plan sponsors.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      Essex Corporation. In January 1999, we purchased Essex Corporation, one of the nation's largest intermediaries between banks and product manufacturers for annuities. Essex Corporation also serves as an intermediary in the distribution of mutual funds. Essex Corporation's primary source of income is commissions on sales of these products.

      E-Business and Retail Partnerships. We are currently offering a variable annuity product through the e-Business and Retail Partnerships channel where customers may call a toll-free number and obtain an application to purchase the product. In the fourth quarter of 2000, we also launched our e-variable annuity product, which models our term product aggregator strategy, but in the annuity market.

      The table below shows Asset Gathering Segment sales by distribution channel for the periods indicated:

              Asset Gathering Segment Sales by Distribution Channel

                                             For the Years Ended December 31
                                             2001          2000          1999
                                          -------------------------------------
                                                      (in millions)
Broker/Dealers:
     Variable annuities (2).............. $   145.2     $   334.7     $   126.5
     Fixed annuities ....................      40.5           1.3          37.3
     Mutual funds........................   2,816.6       3,930.3       2,639.2
Signator:
     Variable annuities (2)..............     414.0         653.0         685.1
     Fixed annuities.....................     131.9          80.6          71.2
     Mutual funds........................     367.5         616.6         794.9
Pension Consultants:
     Mutual funds........................   1,700.6         596.6         317.8
Banks:
     Variable annuities..................      45.7         130.0          25.7
     Fixed annuities ....................     539.4         189.7          54.4
     Mutual funds........................     104.4         152.8         127.0
Essex:
     Variable annuities..................      14.3          24.7           6.9
     Fixed annuities.....................     729.5         552.3         422.0
     Mutual funds........................      12.3          10.7          20.7
e-Business and Retail Partnerships ......      19.2           0.7           3.5
Other (1)................................      37.9          34.2          63.7
                                          -------------------------------------
     Total............................... $ 7,119.0     $ 7,308.2     $ 5,395.9
                                          =====================================

(1) Other includes single premium immediate annuities, including lottery-related payout contracts, and supplemental contracts involving life contingencies.
(2) Variable annuity deposits exclude internal exchanges as part of the safe harbor internal exchange program of $1,910.5 million and $25.0 million, respectively, for the years ending December 31, 2001 and 2000.

Reserves

      We establish and report liabilities for future policy benefits on our balance sheet to meet the obligations under our annuity contracts. Our liability for variable annuity contracts and deferred fixed annuity contracts is equal to the cumulative account balances. Cumulative account balances include deposits plus credited interest or change in investment value less expense and mortality fees, as applicable, and withdrawals. Future policy benefits on our immediate fixed annuity contracts are calculated based on a set of actuarial assumptions that we establish and maintain throughout the lives of the contracts.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

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

Distribution and Service Organizations

      Within the Asset Gathering Segment, we also include our distribution company, Signator, our servicing subsidiary, John Hancock Signature Services and Hancock Partners.

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

      John Hancock Signature Services combines and coordinates customer service functions for life insurance, annuity and mutual fund customers. The services provided by John Hancock Signature Services, Inc. include new business processing underwriting, contract change services, claims processing, premium collection and processing, billing, and preparation of annual or quarterly statements. Through this subsidiary, we seek to provide an integrated and comprehensive customer service function on a cost-effective basis. This system permits a customer to have a single point of contact for most servicing needs.

Banking Products and Services

      First Signature Bank & Trust Company is a limited-service bank, which accepts demand deposits but does not make commercial loans. It provides consumer banking products and services to our customers. First Signature Bank & Trust Company had $156.5 million and $181.8 million in assets as of December 31, 2001 and 2000, respectively.

      For a further description of operating results, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Gathering Segment, included elsewhere in this Form 10-K.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Guaranteed and Structured Financial Products Segment

Overview

      Through our Guaranteed and Structured Financial Products Segment (G&SFP), we offer a variety of specialized products and services to qualified defined benefit and defined contribution retirement plans, and other domestic and international investors. Our products include non-guaranteed, partially guaranteed and fully guaranteed general account and separate account investment options. We distribute these products through home office and regional sales representatives either directly to institutional buyers or indirectly through financial intermediaries, consultants and brokers.

      The G&SFP Segment contributed 32.1%, 33.3% and 30.9% of consolidated operating revenues and 31.5%, 29.9% and 34.3% of consolidated after-tax operating income in the years ended December 31, 2001, 2000 and 1999, respectively. The G&SFP Segment generated revenues of $2,369.5 million, $2,427.2 million and $2,028.2 million and after-tax operating income of $238.0 million, $211.6 million and $201.7 million in 2001, 2000 and 1999, respectively. G&SFP Segment financial information is summarized below:

                                                                                  As of December 31
                                                                           2001          2000          1999
                                                                    ------------------------------------------
                                                                                    (in millions)
Assets Under Management:
Spread-based products..........................................         $ 22,444.5    $ 19,492.1    $ 17,482.1
Fee-based products.............................................            8,448.4      10,827.7      11,862.8
                                                                    ------------------------------------------
Total..........................................................         $ 30,892.9    $ 30,319.8    $ 29,344.9
                                                                    ==========================================

Spread-based Statutory Premiums and Deposits:
Fund-type products
     General account GICs......................................         $  1,462.6    $  1,863.4    $  2,442.2
     Funding agreements........................................            3,256.2       2,578.6       2,775.2
Single premium annuities.......................................              465.5         594.8         282.4
                                                                    ------------------------------------------
     Total Spread-based Statutory Premiums and Deposits........         $  5,184.3    $  5,036.8    $  5,499.8
                                                                    ==========================================

Fee-based Statutory Premiums and Deposits:
General account participating pension fund-type products and
   annuity contracts...........................................         $    468.9    $    467.0    $    527.9
Structured separate accounts...................................               77.4          50.3         615.7
Other separate account contracts...............................              130.6         223.9         272.7
                                                                    ------------------------------------------
     Total Fee-based Statutory Premiums and Deposits...........         $    676.9    $    741.2    $  1,416.3
                                                                    ==========================================

      Statutory premiums and deposits differ from GAAP premiums because GAAP requires that premiums on general account GICs, funding agreements, general account participating pension products, separate account GICs, separate account annuities and separate investment accounts be accounted for using deposit accounting. Deposit accounting excludes the contributions and deposits received from revenue and generally shows only the fees and investment income earned from these products as revenues.

Products and Markets

      The G&SFP Segment offers spread-based products and fee-based products in a variety of markets. Spread-based products serve the larger and faster growing segment of the market. Fee-based products are typically niche products that have less overall growth potential. The general account Guaranteed Investment Contract (GIC) has been the predominant product issued in the qualified defined contribution plan market. Single premium and separate account annuities are primarily limited to qualified and non-qualified defined benefit plans. Funding agreements are issued to non-qualified domestic and international institutional investors. By working closely with our customers to develop customized investment programs, we have built a leading market share in several important markets, including general account GICs, funding agreements and single premium annuities.

      Spread-Based Products. Our spread-based products provide a guaranteed rate of return to the customer. We derive earnings on these products primarily from the difference between the investment returns on the supporting assets and the guaranteed returns provided to customers. Our spread-based products include both fund-type products and single premium annuities.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

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

o Single premium annuities. Single premium annuities are immediate or deferred annuity contracts, which provide for payments of a guaranteed amount commencing at a specified time, typically at retirement. These annuities are sold primarily to defined benefit plan closeouts; they are also offered in the structured settlement market. The two most common types of annuities are the straight life annuity, which makes payments for the life of a retired annuitant, and the joint and survivor annuity, which continues to make payments to a spouse after the death of the annuitant.

      Fee-Based Products. Our fee-based products generally pass the investment results of invested assets through to the contractholder with no, or minimal, guarantees. We derive earnings on these products primarily from expense, risk, and profit charges that are generally assessed on the basis of assets under management. Fee-based businesses provide relatively stable revenues and have lower capital requirements than our spread-based businesses. Our fee-based products include:

o Participating general account fund-type products and annuity contracts. These products are funding vehicles for pension plans that pass investment results through to the contractholder, after risk and profit charges. Annuity guarantees for these products are supported by asset adequacy requirements under which assets must be maintained at levels at least 5% above the annuity reserve. If the level of assets held under the contract falls below this threshold, we may liquidate assets equal to the annuity reserve and apply the assets to purchase a fully guaranteed annuity.

o Structured Separate Accounts. These products pass the investment results of a separate account through to the contractholder and contain only minimal guarantees. Contractholders may select from among flexible investment options provided by our various investment managers. The structured separate account business leverages the strong marketing relationships developed in our general account GIC business.

o Participating separate account annuities. These products are funding vehicles for pension plans which offer customers an insured pension-funding program in conjunction with a broad range of investment options, including both equity and fixed-income investment classes. The risk associated with providing these annuities is mitigated by excess collateral maintenance requirements, which vary depending on the investment option selected. If the collateral falls below the maintenance requirements, we may liquidate assets equal to the annuity reserve and apply the assets to purchase a fully guaranteed annuity.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Spread-Based Products Risk Management

      Because of the significant guarantees provided as part of our spread-based product offerings, risk management is particularly important in this line of business. To facilitate risk management, we segregate and manage the assets supporting our spread-based products separately from the rest of our general account. Our risk management strategy incorporates a sophisticated asset/liability matching system that is based on:

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

Underwriting

      Underwriting is most significant for the following products in this segment:

o General Account GICs. In developing pricing proposals for new contracts, our underwriters estimate both base-line cash flows and also likely variance from the base line due to plan participants reallocating assets from the "stable value" option of their defined contribution plan. Our underwriters utilize customized pricing models that generate plan-specific risk charges for each customer's book value payment provision. If these pricing models project the risk of losses exceeding customary thresholds, instead of rejecting the business, our underwriters can modify the proposal by suggesting the use of risk reduction techniques designed to shift some of the risk of redemptions back to the plan or to a third party.

o Single Premium Annuities. We underwrite immediate annuities using recent mortality experience and an assumption of continued improvement in annuitant longevity. We underwrite deferred annuities by analyzing not only mortality risk but also the expected time to retirement.

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

Competition

      Our Guaranteed and Structured Financial Products Segment operates in a variety of highly competitive institutional markets. Although a large number of companies offer these products, the market is concentrated. Through the first three quarters of 2001, five insurers, including the Company, issued approximately 60% of total GICs and funding agreements issued by U.S. insurance companies reporting to LIMRA; and five insurers, including the Company, issued more than 70% of total single premium annuities. Our competitors include a variety of well-recognized insurance companies, domestic and foreign banks and other institutional investment advisors.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      For a further description of operating results, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Guaranteed and Structured Financial Products Segment included elsewhere in this Form 10-K.

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

      The Investment Management Segment represented 25.1%, 27.8% and 33.4% of our total assets under management as of December 31, 2001, 2000 and 1999, which were $114.8 billion, $117.2 billion and $119.9 billion, respectively. Investment Management Segment assets were $2,049.8 million, $3,124.5 million and $3,531.4 million as of December 31, 2001, 2000 and 1999, respectively. The Investment Management Segment contributed $143.2 million, $212.0 million and $189.9 million of consolidated operating revenues and $29.8 million, $46.8 million and $37.3 million of consolidated after-tax operating income in the years ended December 31, 2001, 2000 and 1999, respectively.

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

      The capabilities of the Investment Management Segment include:

      Public Fixed Income and Equity Investments. Through Independence Investment LLC, we provide active stock and bond management to pension funds, endowments, and other institutions. We provide core, value, growth, medium-cap, balanced and market neutral investment strategies. We also offer international stock and bond management.

      In addition, we offer active, quantitative investment management services in the high quality fixed income markets, with a special emphasis on structuring and managing portfolios of mortgage-backed securities and Treasury securities combined, when appropriate, with various derivative strategies. These portfolios are either managed directly for investors or structured as collateralized debt obligations (CDOs).

      Private Fixed Income, Equity and Alternative Asset Class Investments. We manage funds for external institutional clients investing in private fixed-income and equity securities and alternative asset classes. Our strength is in private placement corporate securities, structured and innovative transactions and niche investment opportunities. Our completed offerings include a mezzanine fund investing primarily in subordinated debt with equity participation features and collateralized bond obligation funds, which have been marketed domestically and internationally to banks, insurance companies, brokers and other clients outside of the pension market.

      We are a leading domestic and international manager of equity timberland for large tax-exempt institutional investors, and are among the largest managers of equity farmland investments. This segment also originates, services and securitizes commercial mortgages. In addition, we sponsor affordable housing investments that qualify for Federal tax credits.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      The following tables present certain information regarding the assets under management by the Investment Management Segment for the periods indicated:

                  Total Assets Under Management By Asset Class

                                                                          As of December 31
                                                                  2001           2000           1999
                                                          ---------------------------------------------
                                                                           (in millions)
Assets Under Management: (1) (2)
Domestic equity and balanced............................      $ 14,952.7     $ 19,099.3     $ 26,940.8
International equity and balanced.......................         1,512.6        1,840.1        2,242.9
Domestic and international fixed income.................         9,385.7        8,469.3        6,879.6
Timber, farmland and independent power..................         2,919.6        3,136.0        3,983.9
                                                          ---------------------------------------------
     Total..............................................      $ 28,770.6     $ 32,544.7     $ 40,047.2
                                                          =============================================

                               Asset Flow Summary

                                                                          As of December 31
                                                                 2001            2000           1999
                                                          ---------------------------------------------
                                                                           (in millions)
Assets Under Management:
Assets under management, beginning of year (1) (3)......      $ 32,544.7     $ 40,047.2     $ 39,549.6
Sales and reinvestments.................................         3,506.7        3,648.3        5,435.9
Redemptions and withdrawals.............................        (5,304.8)      (9,708.7)      (7,984.8)
Market (depreciation) appreciation......................        (1,976.0)      (1,442.1)       3,046.5
                                                          ---------------------------------------------
Assets under management, end of year (1) (2)............      $ 28,770.6     $ 32,544.7     $ 40,047.2
                                                          =============================================

(1) Includes $1,234.6 million, $1,120.1 million and $1,060.8 million of assets managed by subsidiaries for our general account for the year ended December 31, 2001, 2000 and 1999, respectively.
(2) Does not include $151.3 million, $106.9 million and $164.5 million of general account cash and invested assets as of December 31, 2001, 2000 and 1999, respectively.
(3) Does not include $106.9 million, $164.5 million and $88.1 million of general account cash and invested assets as of January 1, 2001, 2000 and 1999, respectively.

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

Competition

      The institutional asset management industry is highly competitive. We compete with other investment management firms, insurance companies, banks and mutual fund companies, many of who are larger and have greater resources than us. Consolidation activity in recent years has increased the concentration of competitors within the industry.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Corporate and Other Segment

Overview

      Our Corporate and Other Segment consists primarily of our international group insurance operations, corporate operations and non-core businesses that are either in the process of winding down (i.e., are in "run-off") or have been divested. This segment contributed approximately 8.8%, 7.9% and 8.1% of consolidated operating revenues and 7.3%, 11.6% and 7.7% of consolidated after-tax operating income in the years ended December 31, 2001, 2000 and 1999, respectively. The Corporate and Other Segment generated operating revenues of $650.6 million, $577.0 million and $532.4 million and after-tax operating income of $55.4 million, $82.4 million and $45.6 million in 2001, 2000 and 1999, respectively.

      The Corporate and Other Segment assets are summarized below:

                                              For the Years Ended December 31
                                              2001          2000         1999
                                          --------------------------------------
                                                       (in millions)
Assets:
International insurance operations......   $    71.9     $    65.1    $    66.9
Corporate operations....................     6,634.7       5,604.6      4,052.1
Non-core businesses.....................     1,004.0       1,106.1      1,212.2
Intra-segment eliminations..............    (4,542.6)     (3,808.1)    (2,842.5)
                                          --------------------------------------
     Total..............................   $ 3,168.0     $ 2,967.7    $ 2,488.7
                                          ======================================

International Group Insurance Operations

      Our international group insurance operations consist primarily of the international group insurance program. The international group insurance program consists of an international network of 46 insurers that coordinate and/or reinsure group life, health, disability and pension coverage for foreign and globally mobile employees of multinational companies in 50 countries and territories.

Corporate Operations

      Corporate operations consist principally of (1) investment and treasury activities, and assets, investment income, interest expense and other expenses not specifically allocated to segments and (2) group life insurance operations. Our group life insurance business generated $225.8 million, $240.6 million and $226.2 million in premium in the years ended December 31, 2001, 2000, and 1999, respectively.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

General Account Investments

General Account and Separate Accounts

      Our investments include assets held in our general account and assets held in numerous separate accounts. We manage our general account assets in investment segments that support specific classes of product liabilities. These investment segments permit us to implement investment policies that both support the financial characteristics of the underlying liabilities, and also provide returns on our invested capital. The investment segments also enable us to gauge the performance and profitability of our various business segments and product lines.

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

Ratings

      Insurance companies are rated by rating agencies based upon factors relevant to policyholders. Ratings provide both industry participants and insurance consumers meaningful information on specific insurance companies. Ratings with respect to claims-paying ability and financial strength have become an increasingly important factor in establishing the competitive position of insurance companies. Higher ratings generally indicate financial stability and a strong ability to pay claims. As of December 31, 2001, John Hancock Life Insurance Company is rated A++ (Superior) by A.M. Best, AAA (Highest) by Fitch IBCA, AA+ (second highest rating) by S&P, and Aa2 (third highest rating) by Moody's.

      We believe that our strong ratings are an important factor in marketing our products to our distributors and customers, since ratings information is broadly disseminated and generally used throughout the industry. Our ratings reflect each rating agency's current opinion of our financial strength, operating performance and ability to meet our obligations to policyholders, and are not evaluations directed toward the protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell any security.

REGULATION

General

      Our business is subject to extensive regulation at both the state and Federal level, including regulation under state insurance and Federal and state securities laws.

State Insurance Regulation

      The Company and its insurance subsidiaries are subject to supervision and regulation by the insurance authorities in each jurisdiction in which they transact business. Currently, we are licensed to transact business in all fifty states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, Guam, the Northern Mariana Islands, and several Asian countries, including one city in the People's Republic of China and therefore are subject to regulation in all these jurisdictions. Most states have laws and regulations governing such issues as: what lines of business a company may engage in; underwriting practices, including a company's ability to request results of applicants' genetic tests; what premium rates may be charged in various lines of business; what products a company may sell; mandating certain insurance benefits and policy forms; minimum rates for accumulation of cash values and maximum rates for policy loans; licensing of insurance companies and agents; advertising and marketing practices; statutory accounting and reporting requirements; reserve requirements and solvency standards; admitted statutory assets; the appropriate mix of investments; dividend payments; transactions with affiliates; and level of ownership regarding acquisitions of control. State insurance departments periodically review the business and operations of an insurance company by examining its financial condition and how its agents sell its products. Our insurance subsidiaries are also required to file various reports, relating to their financial condition, including quarterly filings and detailed annual financial statements. This is required in each jurisdiction where an insurance business is licensed.

      State insurance regulatory authorities and other state law enforcement agencies and attorneys general from time to time make inquiries concerning whether our insurance businesses are in compliance with the regulations covering their businesses. We reasonably and promptly respond to such inquiries and take corrective action if warranted.

      The Illinois, California and Vermont insurance departments have ongoing market conduct examinations involving John Hancock Life Insurance Company. The Company believes that it conducts its business in accordance with all

                       JOHN HANCOCK LIFE INSURANCE COMPANY

applicable state regulations and does not expect that the outcome of these examinations will have a material impact on our business, financial condition or results of operations.

      State insurance regulators and the National Association of Insurance Commissioners are continually re-examining existing laws and regulations. Among other things, these laws and regulations may focus on insurance company investments, financial reporting and solvency issues, risk-adjusted capital guidelines, interpretations of existing laws, the development of new laws, the implementation of non-statutory guidelines and the circumstances under which dividends may be paid.

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

      In addition, we may in the future become subject to New York insurance law governing the activities of insurance holding companies. Delaware insurance holding company laws apply to us as well because we have an insurance subsidiary organized in Delaware. Accordingly, any direct or indirect acquisition of control of John Hancock Life Insurance Company will be subject to the prior approval of the Delaware Commissioner of Insurance and may also be subject to the prior approval of the New York Superintendent of Insurance in the event John Hancock Life Insurance Company is deemed a New York domestic insurer under the provisions of the New York insurance holding company law.

      In addition to the restrictions under applicable insurance holding company statutes, the Plan of Reorganization governing our reorganization also prohibits:

      o any person, or persons acting in concert, from directly or indirectly acquiring or offering to acquire beneficial ownership of 10% or more of the outstanding shares of our common stock until February 1, 2002; and

      o without prior approval of the Board of Directors of JHFS and the Massachusetts Commissioner of Insurance, any person, or persons acting in concert, from directly or indirectly acquiring or offering to acquire beneficial ownership of 10% or more of the outstanding shares of our common stock until February 1, 2003.

      By virtue of these provisions of the Plan of Reorganization, the Company was not subject to acquisition by another company during the two years following the effective date of the reorganization and, until February 1, 2003, may not be subject to acquisition without the prior approval of the Board of Directors of JHFS and the Massachusetts Commissioner of Insurance.

      There is an exception to the foregoing prohibition for an acquisition by a person that becomes a beneficial owner of 10% or more of our common stock as a result of the issuance of such common stock to such person as consideration in an acquisition of another entity that was initiated, by the authority of the JHFS Board of Directors.

      All restrictions described above may deter, delay or prevent a future acquisition of control, including transactions that could be perceived as advantageous to our sole shareholder, JHFS.

Regulation of Dividends and Other Payments from Insurance Subsidiaries

      As a result of the demutualization of John Hancock Mutual Life Insurance Company, a parent holding company, called John Hancock Financial Services, Inc., has been created. John Hancock Financial Services, Inc. (JHFS) is a holding company and its primary asset is the outstanding capital stock of John Hancock Life Insurance Company. As an insurance holding company, JHFS depends primarily on dividends from John Hancock Life Insurance Company to pay dividends to its shareholders, pay operating expenses and implement its capital management strategies. Any inability of John Hancock Life Insurance Company to pay dividends to JHFS in the future in an amount sufficient for JHFS to pay dividends to its shareholders, meet its cash obligations and implement its capital management strategies, may materially adversely affect the market price of JHFS common stock and its business, financial condition or results of operations.

      The Massachusetts insurance law limits how and when John Hancock Life Insurance Company can pay dividends to JHFS. Under the Massachusetts insurance law, no insurer may pay any shareholder dividend from any source other than

                       JOHN HANCOCK LIFE INSURANCE COMPANY

statutory unassigned funds without the prior approval of the Massachusetts Commission of Insurance. The Massachusetts insurance holding company act requires that a report be given to the Massachusetts Commissioner of Insurance no later than five days following declaration, and at least ten days' prior to payment, of any dividend or distribution by a Massachusetts insurance company. Further, this act provides that no extraordinary dividend may be paid without thirty days' prior written notice to the Massachusetts Commissioner of Insurance, and only if the Massachusetts Commissioner of Insurance has not disapproved, or has approved, the payment within the thirty day notice period. An extraordinary dividend is any dividend or distribution of cash or other property whose fair market value, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (1) 10% of an insurance company's surplus as regards policyholders as of the preceding December 31, and (2) a life insurance company's statutory net gain from operations for the twelve months ending on the preceding December 31. Although not currently viewed as such, the Company, in the future, could also be viewed as being commercially domiciled in New York and, if so, dividend payments may also be subject to New York's insurance holding company act as well as Massachusetts law.

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

Risk-Based Capital

      The National Association of Insurance Commissioners (NAIC) has established risk-based capital (RBC) standards for life insurance companies as well as a model act to apply such standards at the state level. The model act provides that life insurance companies must submit an annual risk-based capital report to state regulators reporting their risk-based capital based on five categories of risk: asset risk-affiliates, asset risk-other, insurance risk, interest rate risk and business risk. The formula is intended to be used by insurance regulators as an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action.

      In 2001, the NAIC changed the risked-based capital formula which resulted in RBC charges or a higher risk-based capital ratio. The most significant change made by NAIC is to tax effect the RBC, which is similar to reducing the risk factors being applied to the different risk categories. One other change was the creation of a common stock asset risk category and its treatment in the covariance calculation. This change also lowered RBC. John Hancock took certain actions to improve the risk-based capital ratio. The two most significant actions were the partial reinsurance of the closed block and the upstreaming of some of the Company's foreign insurance affiliates to JHFS. John Hancock Life Insurance Company exceeded the level of risk-based capital that would require it to propose actions to correct a deficiency by 151.2 percentage points as of December 31, 2001.

Statutory Investment Valuation Reserves

      Life insurance companies are required to establish an asset valuation reserve (AVR) consisting of two components: (i) a "default component," which provides for future credit-related losses on fixed maturity investments, and
(ii) an "equity component," which provides for losses on all types of equity investments, including equity securities and real estate. Insurers also are required to establish an interest maintenance reserve (IMR) for net realized capital gains and losses on fixed maturity securities, net of tax, related to changes in interest rates. The IMR is required to be amortized into statutory earnings on a basis reflecting the remaining period to maturity of the fixed maturity securities sold. These reserves are required by state insurance regulatory authorities to be established as a liability on a life insurer's statutory financial statements, but do not affect our financial statements prepared in accordance with GAAP. Although future additions to AVR will reduce the future statutory capital and surplus of John Hancock Life Insurance Company, we do not believe that the impact under current regulations of such reserve requirements will materially affect the ability of John Hancock Life Insurance Company to increase its statutory capital and surplus and pay future dividends to John Hancock Financial Services, Inc.

IRIS Ratios

      The National Association of Insurance Commissioners has developed a set of financial tests known as the Insurance Regulatory Information System (IRIS) for early identification of companies which may require special attention by insurance regulators. Insurance companies submit data on an annual basis to the National Association of Insurance Commissioners. This data is used to calculate ratios covering various categories of financial data, with defined "usual ranges" for each category. IRIS consists of 13 key financial ratios for life insurance companies. An insurance company may fall out of the usual range with respect to one or more ratios because of specific transactions that are in themselves

                       JOHN HANCOCK LIFE INSURANCE COMPANY

immaterial or eliminated at the consolidated level. Departure from the usual range on four or more of the ratios may lead to inquiries from individual states' insurance departments. During the five-year period ended December 31, 2001, John Hancock Life Insurance Company was outside the usual range for Net Change in Capital Surplus ratio for the year 2000, and the Change in Product Mix and Change in Reserving ratios in 2001. The Change in Capital Surplus ratio fell outside the usual range in 2000 because of the demutualization transaction. Specifically, under the applicable statutory accounting rules, the Company was required to exclude the proceeds from the stock offering from surplus while the demutualization consideration paid in cash was deducted from surplus, thereby distorting the ratio. This adjustment did not recur in the year 2001 and it is not expected to occur in 2002. The unusual ratios in 2001 were the result of the implementation of new statutory accounting rules and are not expected to recur. During the same period, John Hancock Variable Life Insurance Company and Investors Partner Life Insurance Company, which are wholly owned direct and indirect subsidiaries of John Hancock Life Insurance Company, respectively, had several ratios outside of the usual range. John Hancock Variable Life Insurance Company had eight unusual ratios, all of which resulted from growth in the business and the effect of reinsurance contracts with John Hancock Life Insurance Company. Investors Partner Life Insurance Company had ten unusual ratios due to the fact it writes no new business.

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

Valuation of Life Insurance Policies Model Regulation

      The National Association of Insurance Commissioners has adopted a revision to the Valuation of Life Insurance Policies Model Regulation (known as Revised
XXX). This model regulation established new minimum statutory reserve requirements for certain individual life insurance policies written in the future. Before the new reserve standards can become effective, individual states must adopt the model regulation. Massachusetts adopted the Regulation effective January 1, 2001 and the Company established increased reserves to be consistent with the new minimum standards with respect to policies issued after the effective date of the regulation. In addition, the Company revised its term life insurance products with guaranteed premium periods and is in the process of revising and expanding its universal life insurance products with no-lapse guarantees.

Federal Insurance Initiatives and Legislation

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

      On October 26, 2001, the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 was enacted into law as part of the USA PATRIOT Act. Among its many provisions the law requires that financial institutions adopt anti-money laundering programs that include policies, procedures and controls to detect and prevent money laundering, designate a compliance officer to oversee the program and provide for employee training, and periodic audits in accordance with regulations to be issued by the U.S. Treasury Department. The Company is actively

                       JOHN HANCOCK LIFE INSURANCE COMPANY

developing a program in order to fully comply with the applicable provisions of the Act and the related Treasury Regulations.

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

      In the past, legislation has been proposed that would have curtailed the tax-favored treatment of some of our insurance and annuity products. If any such proposals were enacted, market demand for such products would be adversely affected. In addition, the Economic Growth and Tax Relief Reconciliation Act of 2001 (EGTRRA), enacted by Congress in 2001, provides for the gradual reduction and eventual elimination of Federal estate taxes by the year 2010. But EGTRRA also contains a sunset provision which would reinstate Federal estate taxes in the year 2011, based on the Internal Revenue Code in effect prior to the enactment of EGTRRA. Many insurance products are designed and sold to help policyholders reduce the effect of Federal estate taxation on their estates. The enactment of EGTRRA has adversely affected sales of certain of our insurance and investment advisory products, but this effect is mitigated somewhat by the sunset provision. If the sunset provision of EGTRRA is eliminated in the future, the adverse affect on the sales of these products could increase. In addition, sales of split dollar life insurance products have been adversely affected by proposed changes being considered by the Internal Revenue Service.

Securities Laws

      Certain of our investment advisory activities are subject to federal and state securities laws and regulations. Our mutual funds are registered under the Securities Act of 1933, as amended (the "Securities Act"), and the Investment Company Act. All of our separate investment accounts that fund retail variable annuity contracts and retail variable life insurance products issued by us, other than those which fund private placement investment options that are exempt from registration or support fixed rate investment options that are also exempt from registration, are registered both under the Securities Act and the Investment Company Act. Institutional products such as group annuity contracts, guaranteed investment contracts and funding agreements are sold to tax qualified pension plans or are sold to other sophisticated investors as "private placements," and are exempt from registration under both acts. Some of our subsidiaries are registered as broker/dealers under the Securities Exchange Act of 1934, as amended (the "Securities Exchange Act"), and with the National Association of Securities Dealers, Inc., and a number are registered as investment advisers under the Investment Advisers Act of 1940. One subsidiary is registered as a commodity pool operator and also as a commodity trading advisor under the Commodity Exchange Act. Our insurance companies or other subsidiaries also own or manage other investment vehicles that are exempt from registration under the Securities Act and the Investment Company Act but may be subject to other requirements of those laws, such as antifraud provisions and the terms of applicable exemptions. We are also subject to similar laws and regulations in the states and foreign countries in which we provide investment advisory services, offer the products described above or non-variable life and annuity products or conduct other securities and investment related activities.

Environmental Considerations

      As owners and operators of real property, we are subject to extensive federal, state and local environmental laws and regulations. Inherent in such ownership and operation is the risk that there may be potential environmental liabilities and costs in connection with any required remediation of such properties. When deemed appropriate, we routinely conduct environmental assessments for real estate being acquired for investment and before taking title to property acquired through foreclosure or deed in lieu of foreclosure. Based on these environmental assessments and compliance with our internal environmental procedures, we believe that any costs associated with compliance with environmental laws and regulations or any remediation of such properties would not be material to our consolidated financial position or results of operations. Furthermore, although we hold equity positions in subsidiaries and investments that could potentially be subject to environmental liabilities, we believe, based on our assessment of the business and properties of these companies and our level of involvement in the operation and management of such companies, that we would not be subject to any environmental liabilities with respect to these investments which would have a material adverse effect on our business, financial position or results of operations.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

ERISA Considerations

      Certain of our lines of business, including our management of employee benefit plan assets in our advisory capacity in separate accounts, are subject to the requirements of ERISA. In addition, the Small Business Job Protection Act, which we refer to as the SBJPA, offers insurers protection from potential litigation exposure prompted by the 1993 U.S. Supreme Court decision in John Hancock Mutual Life Insurance Company v. Harris Trust & Savings Bank, which we refer to as the Harris Trust Decision, in which the Court held that, with respect to a portion of the funds held under certain general account group annuity contracts, an insurer is subject to the fiduciary requirements of ERISA. The pertinent SBJPA provisions provide that insurers are protected from liability for breaches of fiduciary duties under ERISA for past actions with respect to their general account contracts. However, insurers remain subject to federal criminal law and liable for actions brought by the U.S. Secretary of Labor alleging breaches of fiduciary duties that also constitute a violation of federal or state criminal law. The SBJPA also provides that contracts issued from an insurer's general account on or before December 31, 1998, that are not guaranteed benefit policies, will not be subject to ERISA's fiduciary requirements if they meet the requirements of regulations issued by the United States Department of Labor. The SBJPA further provides that contracts issued from an insurer's general account after December 31, 1998, that are not guaranteed benefit policies will be subject to ERISA. In January 2000, the Department of Labor published a regulation pursuant to the SBJPA which provides, among other things, that if an employee benefit plan acquired an insurance policy (other than a guaranteed benefit policy) issued on or before December 31, 1998 that is supported by the assets of the insurer's general account, the plan's assets for purposes of ERISA will not be deemed to include any of the assets of the insurer's general account, provided that the requirements of the regulation are met. Accordingly, if those requirements are met, the insurer is not subject to the fiduciary obligations of ERISA in connection with such an insurance policy. These requirements include detailed disclosures to be made to the employee benefit plan and the requirement that the insurer must permit the policyholder to terminate the policy on 90 days' notice and receive without penalty, at the policyholder's option, either (1) the accumulated fund balance (which may be subject to market value adjustment) or (2) a book value payment of such amount in annual installments with interest. John Hancock Life Insurance Company has implemented procedures to comply with the requirements set forth therein to secure the exemption provided by the regulations from the fiduciary obligations of ERISA. However, John Hancock Life Insurance Company's exposure to disintermediation risk could increase due to the termination options that it would be required to provide to policyholders. Any such increase, however, would not be material. Since there has been no final ruling in the Harris Trust case (described under "Item 3. Legal Proceedings" in this Form 10-K), we are unable at this time to determine the effects of the decision, and therefore cannot compare the litigation risk to the disintermediation risk created by compliance with the regulations. With respect to employee welfare benefit plans subject to ERISA, Congress periodically has considered amendments to the law's Federal preemption provision, which would expose John Hancock Life Insurance Company, and the insurance industry generally, to state law causes of action, and accompanying extra-contractual (e.g., punitive) damages in lawsuits involving, for example, group life and group disability claims. To date, all such amendments to ERISA have been defeated.

Employees

      As of January 31, 2002, we employed approximately 5,386 people. We believe our relations with our employees are satisfactory.

ITEM 2. Properties

      Our home office consists of our 60-story landmark office tower and five other buildings located in Boston, Massachusetts. We own this facility and the Company and its subsidiaries occupy approximately 44.0% of the 3.8 million gross square feet of space in these buildings. The balance of the space in these buildings is rented to commercial tenants. In addition, we lease office space throughout the United States as needed for our operations, including for our sales force. We believe that our current facilities are adequate for our current and expected needs.

ITEM 3. Legal Proceedings

Sales Practice Class Action Settlement

      Over the past several years, companies engaged in the life insurance business have faced extensive claims, including class-action lawsuits, alleging improper marketing and sales of individual life insurance policies or annuities. On December 31, 1997, the United States District Court for the District of Massachusetts approved a settlement of a nationwide class action lawsuit regarding sales practices against John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company and John Hancock Distributors, Inc., captioned Duhaime, et al. v. John Hancock Mutual Life Insurance Company, John Hancock Variable Life Insurance Company and John Hancock Distributors, Inc. With certain limited exceptions, the class that is bound by the terms of the settlement includes persons and entities who at any time during the class period (January 1, 1979 through December 31, 1996) had an ownership interest in one or more of our whole life, universal life or variable life insurance policies (and certain annuities and mutual funds) issued during the class period.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      In conjunction with this settlement, we had a total reserve that stood at $52.7 million and $224.0 million at December 31, 2001 and 2000, respectively. We incurred settlement related costs of $30.0 million and $140.2 million in 2001 and 1999, respectively. No such costs were incurred in 2000. In 1999, the Company updated its estimate of the cost of claims subject to alternative dispute resolution (ADR) relief and revised its reserve estimate accordingly. The reserve estimate was further evaluated quarterly, and was adjusted as noted above in 2001. The adjustment to the reserve in 2001 was the result of the Company being able to better estimate the cost of settling the remaining claims, which on average tend to be the larger more complicated claims. The better estimate is from experience with actual settlement of similar claims.

      Administration of the ADR component of the settlement continues to date. Although some uncertainty remains as to the cost of claims in the final phase (i.e. arbitration) of the ADR process, it is expected that the final cost of the settlement will not differ materially from the amounts presently provided for by the Company.

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

      In that opinion the judge determined that John Hancock should have allowed the Trust to withdraw the free funds by means of an extracontractual payout. The Court awarded the Trust approximately $13.8 million in relation to this claim together with unspecified additional pre-judgment interest on this amount from October 1988.

      The Court also determined that Hancock violated its fiduciary duty when it failed to revalue the liabilities for guaranteed benefits, which had been established at rates set out in the contract, on a basis which was more favorable to the Trust. In addition, the Court concluded that certain of Hancock's internal allocations of expenses and investment income violated ERISA. Damages in the amount of approximately $5.7 million, together with unspecified pre-judgment interest from December 1996, were awarded on these issues. As part of the relief, the judge ordered the removal of Hancock as a fiduciary to the plan. On April 11, 2001, the Court entered a judgment against John Hancock for approximately $84.9 million which includes damages to plaintiff, pre-judgment interest, attorney's fees and other costs.

We believe that the underlying case was incorrectly decided and there are promising grounds for challenging the District Court's decision. Therefore, we have filed an appeal and believe that it is probable that the Appeals Court will reverse the lower court's decision. Notwithstanding what we believe to be the merits of the Company's position in this case, if unsuccessful, our ultimate liability, including fees, costs and interest could have a material adverse impact on net income. However, we do not believe that any such liability would be material in relation to our financial position or liquidity.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

securities laws, and laws governing the activities of broker/dealers. We do not believe at this time that the ultimate resolution of any of these legal or regulatory matters that are currently pending, either individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

      Omitted.

PART II

ITEM 5. Market for John Hancock Life Insurance Company Common Stock and Related Stockholder Matters

      No trading market exists for John Hancock Life Insurance Company common stock because John Hancock Financial Services, Inc. (JHFS) owns all of John Hancock Life Insurance Company's common stock. John Hancock Life Insurance Company paid $550.1 million and $466.0 million in dividends to JHFS in 2001 and 2000, respectively, while no such dividends were paid on its common stock in 1999. The 2001 dividends included payment of $250.0 million in cash, in March 2001, plus a transfer, in December 2001, of both the Company's remaining portion of John Hancock Canadian Holdings Limited and certain international subsidiaries held by the Company, with a total carrying value of $300.1 million at December 31, 2001. The transfer has been accounted for as a de-pooling of interests. As a result of the de-pooling of interests, all current and prior period consolidated financial data has been restated to exclude the results of operations, financial position, and cash flows of these transferred foreign subsidiaries from the Company's financial statements. No gain or loss was recognized on the transfer transaction. See Regulation of Dividends and Other Payments from Insurance Subsidiaries in the Business section for a discussion of the limitations of John Hancock Life Insurance Company and its subsidiaries to pay dividends.

      As of March 1, 2002, the Company had issued and outstanding 1,000 shares of common stock at a par value of $10,000 per share.

ITEM 6. Selected Financial Data

      Omitted.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Management's discussion and analysis reviews our consolidated and segment financial condition as of December 31, 2001 and 2000, the consolidated results of operations for the years ended December 31, 2001, 2000, and 1999 and, where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with the audited consolidated financial statements and related notes, included elsewhere in this Form 10-K.

Forward-Looking Statements

      The statements, analyses, and other information contained herein relating to trends in the John Hancock Life Insurance Company's (the Company's) operations and financial results, the markets for the Company's products, the future development of the Company's business, and the contingencies and uncertainties to which the Company may be subject, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "will," "should," "may," and other similar expressions, are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning future events and their effects on the Company. Future events and their effects on the Company may not be those anticipated by management. The Company's actual results may differ materially from the results anticipated in these forward-looking statements.

      These forward-looking statements are subject to risks and uncertainties including, but not limited to, the risks that (1) a significant downgrade in our ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm our ability to market our products; (2) changes to or elimination of Federal tax benefits for our products and other changes in laws and regulations (including those relating to the Federal Estate Tax Laws) which the Company expects would adversely affect sales of our insurance and investment advisory products; (3) Massachusetts insurance law may restrict the ability of John Hancock Variable Life Insurance Company to pay dividends to us; (4) we face increasing competition in our retail businesses from mutual fund companies, banks and investment management firms as well as from other insurance companies; (5) a decline or increased volatility in the securities markets, and other economic factors, may adversely affect our business, particularly our variable life insurance, mutual fund, variable annuity and investment business; (6) due to acts of terrorism or other hostilities, there could be business disruption, economic contraction, increased mortality, morbidity and liability risks, generally, or

                       JOHN HANCOCK LIFE INSURANCE COMPANY

investment losses that could adversely affect our business; (7) our life insurance sales are highly dependent on a third party distribution relationship;
(8) customers may not be responsive to new or existing products or distribution channels, (9) interest rate volatility may adversely affect our profitability;
(10) our net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies or redeem shares of our open-end mutual funds; (11) the independent directors of our variable series trusts and of our mutual funds could reduce the compensation paid to us or could terminate our contracts to manage the funds; (12) under our Plan of Reorganization, we were required to establish the closed block, a special arrangement for the benefit of a group of our policyholders. We may have to fund deficiencies in our closed block, and any overfunding of the closed block will benefit only the holders of policies included in the closed block, not our sole shareholder; (13) we will face losses if the claims on our insurance products, or reductions in rates of mortality on our annuity products, are greater than we projected; (14) we face investment and credit losses relating to our investment portfolio (15) we may experience volatility in net income due to changes in standards for accounting for derivatives and other changes; (16) we are subject to risk-based capital requirements and possible guaranty fund assessments; (17) the National Association of Insurance Commissioners' codification of statutory accounting practices will adversely affect our statutory surplus; (18) we may be unable to retain personnel who are key to our business; (19) we may incur losses from assumed reinsurance business in respect of personal accident insurance and the occupational accident component of workers compensation insurance; (20) litigation and regulatory proceedings may result in financial losses, harm our reputation and divert management resources, and (21) we face unforeseen liabilities arising from our acquisitions and dispositions of businesses.

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

Overview

      John Hancock Life Insurance Company (John Hancock, or the Company) is a leading financial services company providing a broad range of products and services in two major businesses: (1) the retail business, which offers insurance protection and asset gathering products and services primarily to retail consumers; and (2) the institutional business, which offers guaranteed and structured financial products and investment management products and services primarily to institutional customers. Our retail business is comprised of the Protection Segment and Asset Gathering Segment while our institutional business is comprised of the Guaranteed and Structured Financial Products Segment and the Investment Management Segment. In addition, we have a Corporate and Other Segment.

      Our revenues are derived principally from:

      o premiums on individual life insurance, individual and group long-term care insurance, annuities with life contingencies, single premium annuity contracts and group life insurance;

      o product charges from variable and universal life insurance products and annuities;

      o asset management fees from mutual fund and investment management products ;

      o sales charges and commissions derived from sales of investment and insurance products and distribution fees; and

      o net investment income and net realized investment and other gains on general account assets.

      Our expenses consist principally of insurance benefits provided to policyholders, interest credited on policyholders' general account balances, dividends to policyholders, other operating costs and expenses, which include commissions and general business expenses, net of expenses deferred, amortization of deferred policy acquisition costs, and premium and income taxes.

      Our profitability depends in large part upon: (1) the adequacy of our product pricing, which is primarily a function of competitive conditions, our ability to assess and manage trends in mortality and morbidity experience, our ability to generate investment earnings and our ability to maintain expenses in accordance with pricing assumptions; (2) the amount of assets under management; and (3) the maintenance of our target spreads between the rate of earnings on our investments and credited rates on policyholders' general account balances. Overall financial market conditions have a significant impact on all of these profit drivers. The Company estimates that a full year (decrease) in interest rates of 1.0 % would increase (decrease) segment after tax operating income by approximately $7.0 million, and that a full year increase (decrease) in equity markets of 5% would increase (decrease) segment after tax operating income by approximately $16.3 million.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Critical Accounting Policies

      General

      We have identified the policies below as critical to our business operations and understanding of our results of operations. For a detailed discussion of the application of these and other accounting policies, see Note 1 in the Notes to Consolidated Financial Statements. Note that the application of these accounting policies in the preparation of this report requires management to use judgments involving assumptions and estimates concerning future results or other developments including the likelihood, timing or amount of one or more future transactions or events. There can be no assurance that actual results will not differ from those estimates. These judgments are reviewed frequently by senior management, and an understanding of them may enhance the reader's understanding of the Company's financial statements and Management's Discussion and Analysis.

      Amortization of Deferred Acquisition Costs

      We amortize our deferred acquisition costs on term life and long-term insurance ratably with premiums. We amortize our deferred policy acquisition costs on our annuity products and retail life insurance, other than term, based on a percentage of the estimated gross profits over the life of the policies, which are generally twenty years for annuities and thirty years for life policies. Our estimated gross profits are computed based on assumptions related to the underlying policies including mortality, lapse, expenses, and asset growth rates. We amortize deferred acquisition costs such that the percentage of gross profits to the amount of deferred acquisition costs amortized is constant over the life of the policies.

      Estimated gross profits are adjusted periodically to take into consideration the actual experience to date and changes in the remaining gross profits. When estimated gross profits are adjusted, we also adjust the amortization of deferred acquisition costs to maintain a constant amortization percentage over the life of the policies. Our current estimated gross profits include certain judgments concerning mortality, lapse and asset growth that are based on a combination of actual company experience and historical market experience of equity and fixed income returns. Short-term variances of actual results from the judgments made by management can impact quarter to quarter earnings.

      Benefits to Policyholders

      Reserves for future policy benefits are calculated using management's judgments of mortality, morbidity, lapse, investment experience and expense levels that are based primarily on the Company's past experience and are therefore reflective of the Company's proven underwriting and investing experience. Once these assumptions are made for a given policy or group of policies, they will not be changed over the life of the policy unless the Company recognizes a loss on the entire line of business. The Company periodically reviews its policies for loss recognition and based on management's judgment the Company from time to time may recognize a loss on certain lines of business. Short-term variances of actual results from the judgments made by management are reflected in current period earnings and can impact quarter to quarter earnings.

      Investment in Debt and Equity Securities

      Impairments on our investment portfolio are recorded as a charge to income in the period when the impairment is judged by management to occur. See the discussion of Credit Risk in the Quantitative and Qualitative Information About Market Risk section of this document for a more detailed discussion of the judgments involved in determining impairments.

      Certain of our fixed income securities classified as held-to-maturity and available-for-sale are not publicly traded, and quoted market prices are not available from brokers or investment bankers on these securities. The change in the fair value of the available-for-sale securities is recorded in other comprehensive income as an unrealized gain or loss. We calculate the fair value of these securities ourselves through the use of pricing models and discounted cash flows calling for a substantial level of management's judgment. See the discussion in the General Account Investments section of this document for a more detailed discussion of this process and the judgments used therein.

      Benefit Plans

      The Company annually reviews its pension and other employee benefit plan assumptions concerning the discount rate, the long-term growth rate on plan assets and the expected rate of compensation increase. The discount rate is generally set as an average of the prior year's discount rate and current year December daily average of long-term corporate bond yields, as published by Moody's Investor Services less a 5% allowance for expenses and default. The long-term rate on plan assets reflects the long-term rate expected to be earned based on the investment policy and the various classes of the invested funds. The compensation rate increase is the average of the expected rates of compensation increase, which are based on current and expected long-term salary and compensation policy. Any

                       JOHN HANCOCK LIFE INSURANCE COMPANY

variation of actual results from management's judgments may result in future earnings being materially different than anticipated.

      Income Taxes

      We establish reserves for possible penalty and interest payments to various taxing authorities with respect to the admissibility and timing of tax deductions. Management makes judgments concerning the eventual outcome of these items and reviews those judgments on an ongoing basis.

Economic Trends

      The sales and other financial results of our retail business over the last several years have been affected by general economic and industry trends. Variable products, including variable life insurance and variable annuities, have accounted for the majority of recent increases in total premiums and deposits for the insurance industry as a result of the strong equity market growth in recent years and the "baby boom" generation reaching its high-earnings years and seeking tax-advantaged investments to prepare for retirement. This trend has been challenged recently by fluctuations in stock market performance and we have seen investors return to stable investment products. Our diverse distribution network and product offerings will assist in the maintenance of assets and provide for sales growth. Although sales of traditional life insurance products have experienced continued declines, sales of fixed annuity products and corporate owned life insurance have increased. With respect to our long-term care insurance products, premiums have increased due to the aging of the population and the expected inability of government entitlement programs to meet retirement needs.

      Premiums and deposits of our individual annuity products increased 4.1% to $2,119.3 million in 2001 as compared to 2000. Our variable life insurance product deposits in 2001 increased 2.9% to $948.5 million compared to 2000, while premiums on our long-term care insurance increased 21.4%, to $661.5 million in 2001 due to the acquisition of the long-term care insurance business of Fortis, Inc. (Fortis) in the prior year. Primarily due to marketing of both retail and institutional investment management services, new fund offerings, and refocusing the sales organization on regional broker/dealers and financial planners, mutual fund deposits and reinvestments remained stable, decreasing $183.1 million, or 3.0%, to $5,883.1 million in 2001. In addition, redemptions decreased $842.1 million, or 14.1%, to $5,123.1 million in 2001 due to conservation initiatives. We have reduced operating expenses to protect profit margins as we work to stabilize and grow assets under management in the mutual funds business. However, our mutual fund operations are impacted by general market trends, and a continued downturn in the mutual fund market may negatively affect our future operating results.

      Recent economic and industry trends also have affected the sales and financial results of our institutional business. Sales of fund-type products increased $804.7 million, or 21.1%, to $4,635.1 million. The increase was driven by increasing demand for funding agreements in the non-qualified institutional market, primarily Global Medium Term notes. Premiums from single premium annuity contracts decreased to $465.5 million in 2001 from $594.8 million in 2000, as a result of reinsuring a larger portion of single premium annuity sales, partially offset by increased investment income. Moreover, our investment management services provided to domestic and international institutions include services and products such as investment advisory client portfolios, individually managed and pooled separate accounts, registered investment company funds, bond and mortgage securitizations, collateralized bond obligation funds and mutual fund management capabilities. Assets under management of our Investment Management Segment decreased to $28,770.6 million as of December 31, 2001 from $32,544.7 million as of December 31, 2000.

The Reorganization

      The Board of Directors of John Hancock Mutual Life Insurance Company unanimously adopted the Plan of Reorganization on August 31, 1999. Under the Ierms of the Plan of Reorganization, effective February 1, 2000, John Hancock Mutual Life Insurance Company converted from a mutual life insurance company to a stock life insurance company and became a wholly owned subsidiary of John Hancock Financial Services, Inc., which is a holding company. In connection with the reorganization, John Hancock Mutual Life Insurance Company changed its name to John Hancock Life Insurance Company.

      Under the Plan of Reorganization, as of February 1, 2000, John Hancock Life Insurance Company created a closed block for the benefit of policies included therein. The purpose of the closed block is to protect the policy dividend expectations of the policies included in the closed block after demutualization. Unless the Massachusetts Commissioner of Insurance and, in certain circumstances, the New York Superintendent of Insurance, consent to an earlier termination, the closed block will continue in effect until the date none of such policies is in force. As of February 1, 2000, John Hancock Life Insurance Company segregated closed block assets of $9,343.0 million, an amount that is expected to produce cash flows which, together with anticipated revenues from policies included in the closed block, is

                       JOHN HANCOCK LIFE INSURANCE COMPANY

expected to be reasonably sufficient to provide for payment of policy benefits, taxes and direct asset acquisition and disposal costs, and for continuation of policy dividend scales payable in 1999, so long as the experience underlying such dividend scales continues. The assets allocated to the closed block and any cash flows provided by these assets will solely benefit the holders of policies included in the closed block. Total closed block liabilities were $12,118.3 million as of February 1, 2000.

      For additional information on the creation of the closed block see Note 6 to the consolidated financial statements.

      Costs relating to the demutualization, excluding costs relating to the offering, were $119.6 million, net of income taxes, of which $7.5 million was recognized in the year ended December 31, 2000. Demutualization expenses include printing and mailing costs and our aggregate cost of engaging independent accounting, actuarial, financial, investment banking, legal and other consultants to advise us. In addition, our costs include the costs of the staff and advisors of the Massachusetts Division of Insurance, the New York Insurance Department as to the demutualization process and related matters.

Transactions Affecting Comparability of Results of Operations

      The following acquisitions were recorded under the purchase method of accounting and, accordingly, the operating results have been included in the Company's consolidated results of operations from the applicable date of acquisition. Each purchase price was allocated to the assets acquired and the liabilities assumed based on estimated fair values, with the excess of the applicable purchase price over the estimated fair values, if any, recorded as goodwill. These entities or books of business were generally acquired by the Company in execution of its plan to acquire businesses that have strategic value, meet its earnings requirements and advance the growth of its current businesses. The unaudited pro forma revenues, assuming the transactions had taken place at the beginning of the year of acquisition and the preceding year, for 2001, 2000 and 1999, were approximately $7,177.3 million, $7,622.9 million and $6,894.9 million, an increase of $53.3 million, $248.7 million and $132.9 million, respectively, from reported balances. The unaudited pro forma net income for the years ended December 31, 2001, 2000 and 1999, was approximately $572.7 million, $783.9 million and $118.6 million, a change of $(1.2) million, $(8.3) million and $(7.3) million, respectively, from reported balances.

      On April 2, 2001, a subsidiary of the Company, Signature Fruit Company, LLC (Signature Fruit), purchased certain assets and assumed certain liabilities out of bankruptcy proceedings of Tri Valley Growers, Inc., a cooperative association, for approximately $53.0 million. The net losses related to the acquired operations included in the Company's results from the date of acquisition through December 31, 2001 were $3.4 million.

      On March 1, 2000, the Company acquired the individual long-term care insurance business of Fortis through a coinsurance agreement for approximately $165.0 million. The net income relating to the acquired operations is included in the Company's results from the date of acquisition through December 31, 2000.

Transactions Occurring Subsequent to Year End

      On January 9, and February 5, 2002, the Compensation Committee of the Board of Directors of JHFS approved stock and stock option grants to members of the Policy Committee and certain key employees of the Company. See Note 15 to the consolidated financial statements.

      On January 7, 2002, as part of its ongoing expense reduction program, the Company eliminated certain jobs and incurred severance benefits. See Note 1 to the consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Results of Operations

      The table below presents our consolidated results of operations and consolidated financial information for the years ended 2001, 2000 and 1999.

                                                                      For the Years Ended December 31
                                                                  -------------------------------------
                                                                     2001         2000          1999
                                                                  -------------------------------------
                                                                              (in millions)
Revenues
   Premiums .................................................     $2,351.9       $2,390.7      $2,021.4
   Universal life and investment - type
     product charges ........................................        600.8          591.4         560.9
   Net investment income ....................................      3,646.2        3,563.9       3,338.9
   Net realized investment and other gains (losses),
     net of related amortization of deferred policy
     acquisition costs, amounts credited to
     participating pension contractholders and
     the policyholder dividend obligation (1) ...............       (245.8)          78.3         169.6
   Investment management revenues,
     commissions, and other fees ............................        585.1          746.5         672.5
   Other revenue (expense) ..................................        185.8            3.4          (1.3)
                                                                  --------       --------      --------
       Total revenues .......................................      7,124.0        7,374.2       6,762.0

Benefits and expenses
   Benefits to policyholders, excluding amounts related
     to net realized investment and other gains (losses)
     credited to participating pension
     contractholders and the policyholder dividend
     obligation (2) .........................................      4,328.1        4,247.4       4,585.4
   Other operating costs and expenses .......................      1,227.8        1,288.8       1,251.0
   Amortization of deferred policy acquisition costs,
     excluding amounts related to net realized ..............        249.0          187.1         125.0
     investment and other gains (losses) (3)
   Dividends to policyholders ...............................        551.7          539.2         487.3
   Demutualization expenses .................................           --           10.6          96.2
                                                                  --------       --------      --------
     Total benefits and expenses ............................      6,356.6        6,273.1       6,544.9
                                                                  --------       --------      --------

Income before income taxes and cumulative
     effect of accounting changes ...........................        767.4        1,101.1         217.1

Income taxes ................................................        200.7          308.9          81.5
                                                                  --------       --------      --------

Income before cumulative effect of accounting
     changes ................................................        566.7          792.2         135.6
Cumulative effect of accounting changes,
     net of taxes (4) .......................................          7.2             --          (9.7)
                                                                  --------       --------      --------
Net income ..................................................     $  573.9       $  792.2      $  125.9
                                                                  ========       ========      ========

(1) Net of related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholders and the policyholder dividend obligation of $(4.1) million, $11.6 million, and $85.0 million for the years ended December 31, 2001, 2000, and 1999, respectively.
(2) Excluding amounts related to net realized investment and other gains (losses) credited to participating pension contractholders and the policyholder dividend obligation of $25.3 million, $21.0 million, and $35.3 million for the years ended December 31, 2001, 2000, and 1999, respectively.
(3) Excluding amounts related to net realized investment and other gains (losses) of $(29.4) million, $(9.4) million, and $49.7 million for the years ended December 31, 2001, 2000, and 1999, respectively.
(4) Cumulative effect of accounting changes is shown net of taxes of $(4.2) million and $5.9 million for the years ended December 31, 2001 and 1999, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      The following discussion reflects the adoption of Statement of Position
(SOP) 00-3, "Accounting by Insurance Enterprises for Demutualizations and Formation of Mutual Insurance Holding Companies and Certain Long-Duration Participating Contracts" for all periods subsequent to the adoption of the closed block on February 1, 2000. In addition, the following discussion reflects the December, 2001 transfer of both the Company's remaining portion of John Hancock Canadian Holdings Limited and certain international subsidiaries held by the Company, with a total carrying value of $300.1 million at December 31, 2001, to its parent, JHFS, in the form of a dividend. The transfer has been accounted for as a de-pooling of interests. As a result of the de-pooling of interests, all current and prior period consolidated financial data has been restated to exclude the results of operations, financial position, and cash flows of these transferred foreign subsidiaries from the Company's financial statements. No gain or loss was recognized on the transfer transaction. Consolidated income before income taxes and cumulative effect of accounting changes of $767.4 million for the year ended December 31, 2001 decreased by $333.7 million, or 30.3%, as compared to consolidated income before income taxes and cumulative effect of accounting changes of $1,101.1 million for the year ended December 31, 2000. The decrease in consolidated income before income taxes was driven by $245.8 million in net realized investment and other losses for the year ended December 31, 2001, compared to $78.3 million in net realized investment and other gains for the year ended December 31, 2000. The $245.8 million in net realized investment and other losses in 2001 are net of $42.3 million in net realized investment and other gains allocated to the participating pension contractholders and $17.0 million in net realized investment and other losses allocated to the policyholder dividend obligation in 2001. The change in net realized investment and other gains (losses) is the result of debt write-downs of approximately $380.7 million driven by write-downs on securities of issuers affiliated with Enron Corporation, the Argentina government and other investments in that country, K-Mart Corporation and equity interests in certain collateralized debt obligations (CDO). The Company's Enron Corporation related debt write-downs were mitigated by approximately $77.3 million in net realized investment and other gains in credit swap protection. In addition, partially offsetting the debt write-down were $224.8 million in net realized investment and other gains on common stock sold during the year.

      The decrease in income before income taxes and cumulative effect of accounting changes was primarily attributable to decreases of $220.2 million in the Corporate and Other Segment, $72.5 million in the Asset Gathering Segment, $41.5 million in the Investment Management Segment, and $24.2 million in the Guaranteed and Structured Financial Products Segment (G&SFP). These decreases in income before income taxes and cumulative effect of accounting changes were partially offset by a $24.7 million increase in the Protection Segment. The decrease in the Corporate and Other Segment was primarily due to lower net realized investment and other gains (losses), which decreased $116.5 million, and lower net investment income, which decreased $131.2 million. The decrease in the Asset Gathering Segment was primarily due to a $70.2 million increase in net realized investment and other losses primarily related to the annuity business and an increase in expenses in the mutual funds business which are one-time in nature related primarily to the sale of the full service retirement business. The decrease in the Investment Management Segment is driven by a $74.8 million decrease in management advisory fees due to lower assets under management, partially offset by a decrease in operating expenses primarily due to non-recurring prior year amounts related to timber management contracts and performance fees paid for the management of the mezzanine fund and lower compensation expense in the current period. The decrease in the G&SFP Segment is primarily due to decreases in the fee businesses on lower average reserves driven by customer withdrawals and an increase in net realized investment and other losses of $56.4 million. The Protection Segment experienced an increase in income before income taxes and cumulative effect of accounting changes primarily due to fee revenues on growth in non-traditional life insurance business, partially offset by an increase in net realized investment and other losses of $73.7 million.

      Premium revenue was $2,351.9 million for 2001, a decrease of $38.8 million, or 1.6%, from $2,390.7 million in 2000. The decrease was primarily due to a $137.1 million decrease in premiums in the G&SFP Segment, driven by reinsuring a larger portion of single premium annuity sales. The decrease in G&SFP was partially offset by a $68.3 million increase in premiums in the Protection Segment, driven by an increase of $45.6 in the long-term care business. Renewal premiums are growing due to the acquisition of the Fortis long-term care business in the prior year. Premiums in the Corporate and Other segment increased by $18.5 million primarily due to the international group insurance program, in addition, premiums increased in the Asset Gathering Segment by $11.5 primarily due to continued growth in the single premium annuity business.

      Universal life and investment-type product charges were $600.8 million for 2001, an increase of $9.4 million, or 1.6%, from $591.4 million in 2000. These product charges consist primarily of cost of insurance fees on our variable life insurance and universal life insurance products and mortality and expense fees on our variable annuity products. The increase was primarily due to growth in the average account values in universal life insurance products, partially offset by lower average account balances in variable annuities and surrender fees.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      Net investment income was $3,646.2 million for 2001, an increase of $82.3 million, or 2.3%, from $3,563.9 million in 2000. The increase was primarily the result of higher average invested assets, which increased $4,580.3 million, or 10.0%, to $50,355.7 million in 2001, as compared to $45,775.4 million in 2000, partially offset by a lower net yield on average invested assets which decreased to 7.24% in 2001. The decrease in yield from the prior year is consistent with the average market rates in 2001 compared to 2000. The average 10-year U.S. Treasury rate in 2001 was 101 basis points lower than in 2000.

      Net realized investment and other losses were $245.8 million for 2001, a decrease of $324.1 million from net realized investment and other gains of $78.3 million in 2000. The decrease was driven by debt write-downs on securities of issuers affiliated with Enron Corporation, the Argentina government and other investments in that country, K-Mart Corporation and CDO. Partially offsetting debt losses were net realized investment and other gains on common stock of $224.8 million and approximately $77.3 million in net realized investment and other gains on credit swap protection investment strategy.

      Investment management revenues, commissions, and other fees were $585.1 million, a decrease of $161.4 million, or 21.6%, from $746.5 million in 2000. The decrease in fee revenue was the result of lower assets under management. Assets under management decreased $2,411.2 million compared to the prior year period. Underwriting and distribution fees decreased $72.1 million, or 23.7%, to $232.5 million in 2001 primarily due to the decrease in front-end load mutual fund sales, and accordingly, commission revenue. Mutual fund advisory fees declined $16.3 million in 2001, primarily due to lower average assets under management.

      Other revenue was $185.8 million in 2001, an increase of $182.4 million from $3.4 million reported in 2000. The increase in other revenue is due to the Signature Fruit transaction in 2001. Signature Fruit, a subsidiary of the Company as of April 2, 2001, acquired certain assets and assumed certain liabilities out of bankruptcy proceedings of Tri Valley Growers, Inc., a cooperative association. The revenues and expenses of Signature Fruit are included in the Company's income statement in other revenue and other operating costs and expenses, respectively. Signature Fruit generated $177.8 million in revenue in the year ended December 31, 2001.

      Benefits to policyholders were $4,328.1 million for 2001, an increase of $80.7 million, or 1.9%, from $4,247.4 million in 2000. The increase in benefits to policyholders was primarily driven by an increase in interest credited on fixed annuity account balances and growth in the long-term care insurance business on additions to reserves for premium growth and higher claim volume from the expansion of the long-term care insurance business. In addition, benefits to policyholders increased in the Corporate and Other Segment primarily due to a $30.0 million pre-tax charge in connection with the class action settlement involving individual life insurance policies sold from 1979 through 1996. These increases in benefit to policyholders were partially offset by a decrease in the G&SFP Segment, primarily due to reinsuring a larger proportion of single premium annuity contracts.

      Other operating costs and expenses were $1,227.8 million for 2001, a decrease of $61.0 million, or 4.7%, from $1,288.8 million for 2000. The decrease was primarily due to cost containment measures and lower commission expense in the mutual fund business on lower front-end load charge mutual fund sales and lowered deferred sales charges due to lower redemptions. In addition, lower compensation costs in our Investment Management Segment resulted from lower assets under management. Partially offsetting the decreases in other operating costs and expenses, was the inclusion of $183.0 million in operating costs of Signature Fruit in this balance in 2001.

      Amortization of deferred policy acquisition costs was $249.0 million for 2001, an increase of $61.9 million, or 33.1%, from $187.1 million for 2000. The increase was primarily due to higher amortization expense on non-traditional life insurance business resulting from improved gross profits in this business during 2001.

      Dividends to policyholders were $551.7 million in 2001, an increase of $12.5 million, or 2.3%, from $539.2 million in 2000. The increase primarily resulted from an increase in the dividend scale and aging of the in-force business on traditional insurance business.

      No demutualization costs were incurred during the year ended December 31, 2001. Demutualization expenses were $10.6 million for 2000. These expenses include printing and mailing fees, fees of the regulators' advisors and our financial, legal, actuarial and accounting advisors. While demutualization expenses were previously classified as an extraordinary item in our financial results, recent accounting literature now requires demutualization expenses to be classified as a single line item within income from continuing operations.

      Income taxes were $200.7 million in 2001, compared to $308.9 million for 2000. Our effective tax rate was 26.2% in 2001, as compared to 28.1% in 2000. The lower effective tax rate was primarily due to a decrease in the deferred tax liability associated with the lease residual management strategy, lower state taxes associated with conversions of Independence Investment Associates and our non life subsidiary holding company to limited liability corporations, and

                       JOHN HANCOCK LIFE INSURANCE COMPANY

increased affordable housing tax credits. Increased tax benefits associated with dividends received deductions and employee stock ownership plan interest exclusions also contributed to the overall effective tax rate decrease.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      The following discussion reflects the adoption of SOP 00-3, "Accounting by Insurance Enterprises for Demutualizations and Formation of Mutual Insurance Holding Companies and Certain Long-Duration Participating Contracts" for all periods subsequent to the adoption of the closed block on February 1, 2000. In addition, the following discussion reflects the December, 2001 transfer of both the Company's remaining portion of John Hancock Canadian Holdings Limited and certain international subsidiaries held by the Company, with a total carrying value of $300.1 million at December 31, 2001, to its parent, JHFS, in the form of a dividend. The transfer has been accounted for as a de-pooling of interests. As a result of the de-pooling of interests, all current and prior period consolidated financial data has been restated to exclude the results of operations, financial position, and cash flows of these transferred foreign subsidiaries from the Company's financial statements. No gain or loss was recognized on the transfer transaction. Consolidated income before income taxes and cumulative effect of accounting change of $1,101.1 million for the year ended December 31, 2000 increased by $884.0 million, or 407.2%, as compared to consolidated income before income taxes and cumulative effect of accounting change of $217.1 million for the year ended December 31, 1999. The increase was primarily attributable to increases in income before income taxes and cumulative effect of accounting change of $235.2 million in the Guaranteed and Structured Financial Products Segment, $600.1 million in the Corporate and Other Segment, $65.9 million in the Asset Gathering Segment, and $20.7 million in the Investment Management Segment. These increases were offset by a decrease in the Protection Segment of $37.9 million. The increase in the Guaranteed and Structured Financial Products Segment was primarily due to the recognition of a $345.5 million pre-tax charge in the prior year for compensation of group participating contractholders for assets transferred in conjunction with the formation of the corporate account. The increase in the Corporate and Other Segment was primarily due to a $208.6 million pre-tax charge in the prior year for our exposure to losses under our Workers' Compensation reinsurance programs, including Unicover Managers, Inc., that was associated with the group business we sold in 1998 and a $140.2 million pre-tax charge in the prior year in connection with the class action settlement. The increase in the Asset Gathering Segment was primarily due to an improvement in realized gains from the prior year: $15.4 million in realized gains were recognized in 2000 compared to $11.0 million in realized losses in 1999. In addition, demutualization and restructuring expenses decreased compared to the prior year. The increase in the Investment Management Segment was due primarily to higher investment advisory fees resulting from an incentive fee on contract restructuring and performance fees earned by the mezzanine fund manager. The decrease in the Protection Segment was primarily due to decreased net realized investment and other gains.

      Premium revenue was $2,390.7 million for 2000, an increase of $369.3 million, or 18.3%, from $2,021.4 million in 1999. The increase was primarily due to an increase in premiums in the Guaranteed and Structured Financial Products Segment, including the sale of two significant single premium annuity contracts, and an increase in the Protection Segment primarily due to premiums on individual long-term care insurance products from the acquisition of a block of business.

      Universal life and investment-type product charges were $591.4 million for 2000, an increase of $30.5 million, or 5.4%, from $560.9 million in 1999. These product charges consist primarily of cost of insurance fees on our variable life insurance and universal life insurance products and mortality and expense fees on our variable annuity products. The increase was primarily due to higher cost of insurance fees resulting from growth in the average account values in universal life insurance products and higher average variable annuity liabilities and surrender fees.

      Net investment income was $3,563.9 million for 2000, an increase of $225.0 million, or 6.7%, from $3,338.9 million in 1999. Net investment income in the prior year includes $9.0 million in net investment income earned in operations of disposed businesses in 1999. The increase was primarily the result of higher average invested assets, which increased $2,093.6 million, or 4.8%, to $45,775.4 million in 2000, as compared to $43,681.8 million in 1999. The net yield on average invested assets increased to 7.79% in 2000. The increase in yield from the prior year is consistent with the average market rates in 2000 compared to 1999, the average 10-year U.S. Treasury rate in 2000 was 34 basis points higher than in 1999.

      Net realized investment and other gains on investments were $78.3 million for 2000, a decrease of $91.3 million from $169.6 million in 1999. Net realized investment and other gains in the prior year include $23.0 million in net realized investment and other losses in the operations of disposed businesses in 1999. The decrease was primarily the result of 1999 gains on sales of real estate relating to the planned program to divest the Company of much of its real estate portfolio. The Company recognized an estimated $115.1 million in net realized investment and other gains from the sales of real estate in the prior year compared to net realized losses of approximately $21.1 million in 2000.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      Investment management revenues, commissions, and other fees were $746.5 million, an increase of $74.0 million, or 11.0%, from $672.5 million in 1999. The increase was the result of an increase in the Investment Management segment which increased $45.9 million primarily due to the $45.3 million incentive fee received on the restructuring of a timber management contract and the favorable settlement of a lawsuit. Underwriting and distribution fees increased $25.7 million primarily resulting from the increase in front-end load mutual fund sales, partially offset by a decrease in deferred sales charges due to improved retention of existing accounts. Mutual fund advisory fees declined $6.4 million in 2000, primarily due to lower average assets under management along with a slight decline in the average investment advisory fee rate, as fixed income assets, which bear a lower advisory fee than equity assets, increased as a percentage of total assets.

      Other revenue was $3.4 million in 2000, a increase of $4.7 million from $(1.3) million reported in 1999. Other revenue in the prior year includes $2.9 million in other losses in the operations of disposed businesses in 1999.

      Benefits to policyholders were $4,247.4 million for 2000, a decrease of $338.0 million, or 7.4%, from $4,585.4 million in 1999. Benefits to policyholders in the prior year includes $243.6 million in the operations of disposed businesses in 1999. The decrease was primarily due to recognizing a $345.5 million pre-tax charge in the prior year for compensation of group participating contractholders for assets transferred in conjunction with the formation of the corporate account, a $208.6 million pre-tax charge in the prior year for our exposure to losses under our Workers' Compensation reinsurance programs, including Unicover Managers, Inc., that was associated with the group business we sold in a prior year, a $140.2 million pre-tax charge in the prior year in connection with the class action settlement involving individual life insurance policies sold from 1979 through 1996, and $61.7 million in reserves established in the prior year for incurred but unreported deaths identified as a result of the policyholder demutualization mailing. Partially offsetting these decreases in benefits to policyholders from the prior year were a $358.0 million increase in the Guaranteed and Structured Financial Products Segment primarily due to increased single premium annuity business, and a $72.0 million increase due to our fixed annuities business on the sales of single premium immediate annuities. In addition, we experienced an increase of $88.1 million increase in benefits on individual long-term care insurance products, primarily due to the acquisition of the long-term care business of Fortis, Inc. as of March 1, 2000.

      Other operating costs and expenses were $1,288.8 million for 2000, an increase of $37.8 million, or 3.0%, from $1,251.0 million for 1999. The increase was primarily due to the acquisition of the long-term care business of Fortis, Inc. as of March 1, 2000. In addition, other operating costs increased in the Investment Management Segment primarily resulting from the $15.7 million in incentive compensation payments related to incentive fees on a timber management contract and $9.1 million in performance fees paid for the management of the mezzanine fund.

      Amortization of deferred policy acquisition costs was $187.1 million for 2000, an increase of $62.1 million, or 49.7%, from $125.0 million for 1999. The increase was primarily due to higher amortization expense on non-traditional life insurance products resulting from higher current net investment income increasing margins in the business during 2000, which increased amortization of deferred acquisition costs. In addition, amortization expense increased in the variable annuity business, primarily resulting from poor separate account performance during 2000, which resulted in revised projections of estimated gross profits based upon decreases in estimated future margins thus increasing current amortization.

      Dividends to policyholders were $539.2 million in 2000, an increase of $51.9 million, or 10.7%, from $487.3 million in 1999. The increase primarily resulted from normal growth in dividends on traditional life insurance products.

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

      Income taxes were $308.9 million in 2000, compared to $81.5 million for 1999. Income taxes in the prior year includes $113.8 million in income tax credits due to the loss from operations of disposed businesses in 1999. Our effective tax rate was 28.1% in 2000, as compared to 37.5% in 1999, taking into account the prior year income tax credit generated from operations of disposed businesses. We had been subject to the surplus tax (add-on tax) imposed on mutual life insurance companies which disallows a portion of mutual life insurance company's policyholder dividends as a deduction from taxable income. As a stock company, we are no longer subject to the surplus tax.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

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

                                                                         For the Years Ended December 31
                                                                        --------------------------------
                                                                         2001         2000          1999
                                                                        ------       ------       ------
                                                                                 (in millions)
Segment Data: (1)
Segment after-tax operating income:
   Protection Segment ...............................................   $284.3       $238.8       $188.7
   Asset Gathering Segment ..........................................    148.3        128.8        115.1
                                                                        ------       ------       ------
     Total Retail Segments ..........................................    432.6        367.6        303.8

   Guaranteed and Structured Financial Products Segment .............    238.0        211.6        201.7
   Investment Management Segment ....................................     29.8         46.8         37.3
                                                                        ------       ------       ------
     Total Institutional Segments ...................................    267.8        258.4        239.0

   Corporate and Other Segment ......................................     55.4         82.4         45.6
                                                                        ------       ------       ------
       Total segment after-tax operating income .....................    755.8        708.4        588.4

After-tax adjustments: (1)
   Net realized investment and other gains (losses), net (1) ........   (157.5)        51.6        116.5
   Class action lawsuit .............................................    (19.5)          --        (91.1)
   Workers' compensation reinsurance reserve ........................       --           --       (133.7)
   Restructuring charges ............................................    (25.4)       (12.0)       (17.0)
   Group pension dividend transfer ..................................       --          5.7       (205.8)
   Demutualization expenses .........................................       --          2.5        (92.6)
   Other demutualization related costs ..............................       --        (10.0)        (6.8)
   Surplus tax ......................................................     13.3         46.0        (22.3)
                                                                        ------       ------       ------
       Total after-tax adjustments ..................................   (189.1)        83.8       (452.8)
                                                                        ------       ------       ------

GAAP Reported:
   Income before cumulative effect
     of accounting changes ..........................................    566.7        792.2        135.6
   Cumulative effect of accounting changes, net of tax ..............      7.2           --         (9.7)
                                                                        ------       ------       ------
   Net income .......................................................   $573.9       $792.2       $125.9
                                                                        ======       ======       ======

(1) See "Adjustments to GAAP Reported Net Income" included in this Management's Discussion and Analysis.

Adjustments to GAAP Reported Net Income

      Our GAAP reported net income was significantly affected by net realized investment and other gains (losses) and unusual or non-recurring events and transactions presented above as after-tax adjustments. A description of these adjustments follows.

      In all periods, net realized investment and other gains (losses), except for gains and losses from mortgage securitizations, and investments backing our short-term funding agreements, a business line that we exited in 1999, have been excluded from segment after-tax operating income due to their volatility between periods and because such data are often excluded by analysts and investors when evaluating the overall financial performance of insurers. The

                       JOHN HANCOCK LIFE INSURANCE COMPANY

volatility between periods can be impacted by fluctuations in the market, as well as by changes in the volume of activity which can be influenced by us and our investment decisions. Net realized investment and other gains and losses from mortgage securitizations and investments backing our short-term funding agreements were not excluded from segment after-tax operating income because we view the related gains and losses as an integral part of the core business of those operations.

      Net realized investment and other gains (losses) have been reduced by: (1) amortization of deferred policy acquisition costs to the extent that such amortization results from net realized investment and other gains (losses), (2) the portion of net realized investment and other gains (losses) credited to certain participating contractholder accounts and (3) the portion of net realized investment and other gains (losses) credited to the policyholder dividend obligation. We believe presenting net realized investment and other gains (losses) in this format provides information useful in evaluating our operating performance. This presentation may not be comparable to presentations made by other insurers. Summarized below is a reconciliation of (a) net realized investment and other gains (losses) per the consolidated financial statements and (b) the adjustment made for net realized investment and other gains (losses) to calculate segment after-tax operating income for the years ended December 31, 2001, 2000 and 1999.

                                                                             For the Years Ended December 31
                                                                            --------------------------------
                                                                             2001         2000         1999
                                                                            ------       ------       ------
                                                                                     (in millions)
Net realized investment and other gains (losses) .......................    $(249.9)     $ 89.9       $254.6
Less amortization of deferred policy acquisition costs
     related to net realized investment and other gains (losses) .......      29.4          9.4        (49.7)
Less amounts credited to participating
     pension contractholder accounts ...................................     (42.3)        (6.9)       (35.3)
Less amounts credited to the policyholder dividend obligation ..........      17.0        (14.1)          --
                                                                            ------       ------       ------
Net realized investment and other gains (losses), net of
     related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholders
     and amounts credited to the policyholder dividend
     obligation per consolidated financial statements ..................    (245.8)        78.3        169.6
Less net realized investment and other gains (losses)
     attributable to mortgage securitizations and investments
     backing short-term funding agreements .............................      (3.2)        (3.2)        27.7
Less gain on sale of business ..........................................        --           --        (33.0)
                                                                            ------       ------       ------
Net realized investment and other gains (losses), net -
     pre-tax adjustment to calculate segment operating income ..........    (249.0)        75.1        164.3
Less income tax effect .................................................      91.5        (23.5)       (47.8)
                                                                            ------       ------       ------
Net realized investment and other gains (losses), net -
     after-tax adjustment to calculate segment operating income ........   $(157.5)      $ 51.6       $116.5
                                                                           =======       ======       ======

      During 1997, the Company entered into a court-approved settlement relating to a class action lawsuit involving certain individual life insurance policies sold from 1979 through 1996. In entering into the settlement, the Company specifically denied any wrongdoing. The total reserve held in connection with the settlement to provide for relief to class members and for legal and administrative costs associated with the settlement amounted to $52.7 million and $224.0 million at December 31, 2001 and 2000, respectively. Costs incurred related to the settlement were $19.5 million and $91.1 million, after tax, in 2001 and 1999, respectively. No such costs were incurred in 2000. The estimated reserve is based on a number of factors, including the estimated cost per claim and the estimated costs to administer the claims.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      Through our group health insurance operations, which we sold in 1997, we entered into a number of reinsurance arrangements in respect of personal accident insurance and the occupational accident component of workers compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, we both assumed risks as a reinsurer, and also passed 95% of these risks on to other companies. This business had originally been reinsured by a number of different companies, and has become the subject of widespread disputes. During the fourth quarter of 1999 and early 2000, we received additional information about our exposure to losses under the various reinsurance programs. As a result of this additional information and in connection with global settlement discussions initiated in late 1999 with other parties involved in the reinsurance programs, our present best estimate of our remaining loss exposure to this issue is $133.7 million, after-tax, which we recognized in 1999. The Company believes that any exposure to loss from this issue, in addition to amounts already provided for as of December 31, 2001, would not be material.

      During 2001, 2000 and 1999, we incurred restructuring charges as part of a plan to reduce costs and increase future operating efficiency by consolidating portions of our operations. The plan consists primarily of reducing staff in the home office.

      During 2000 and 1999, we recorded amounts for the transfer of certain assets from the Guaranteed and Structured Financial Products Segment to the corporate account. These assets included investments in certain subsidiaries and the home office real estate complex (collectively, "corporate purpose assets"). Certain group contracts have participating features, under which crediting rates and dividends are affected directly by portfolio earnings. Certain participating contractholders participate in contract experience related to net investment and other realized gains (losses) in the general account. These participating contractholders were compensated for transferred assets based on the fair value of the assets transferred. The difference between the fair value and carrying value of the assets transferred were credited to affected participating contractholders through the crediting rates and dividends on their contracts.

      In December 2000, the American Institute of Certified Public Accountants (AICPA) issued SOP 00-3, "Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and Certain Long-Duration Participating Contracts." The SOP, which was adopted with respect to accounting for demutualization expenses by the Company on December 31, 2000, requires that demutualization related expenses be classified as a single line item within income from continuing operations and should not be classified as an extraordinary item. The adoption of SOP 00-3 resulted in the reclassification of demutualization expenses previously recorded as an extraordinary item in 1999 of $93.6 million, after tax. In addition, the Company recognized $6.8 million, after tax credit, related to demutualization costs for the year ended December 31, 2000.

      During 2000 and 1999, we incurred other demutualization related costs to improve our financial analysis and financial reporting abilities. These charges primarily included consulting fees and planning and expense management costs. The Company considers these other demutualization related costs to be an adjustment to GAAP reported net income.

      We had been subject to the surplus tax imposed on mutual life insurance companies which disallows a portion of mutual life insurance company's policyholder dividends as a deduction from taxable income. As a stock company, we are no longer subject to surplus tax and have excluded the surplus tax from segment after-tax operating income in all periods.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Amortization of Goodwill

      The excess of cost over the fair value of the net assets of businesses acquired was $116.0 million and $131.2 million at December 31, 2001 and 2000, respectively. Goodwill is amortized on systematic basis over periods not exceeding 40 years, which correspond with the benefits estimated to be derived from the acquisitions. Accumulated amortization was $58.1 million and $48.0 million at December 31, 2001 and 2000, respectively. Amortization expense included in other operating costs and expenses was $11.3 million, $11.2 million, and $8.5 million in 2001, 2000 and 1999, respectively. The Company reevaluates the recoverability of recorded goodwill based on the undiscounted cash flows of the related business whenever significant events or changes indicate an impairment may exist. If the undiscounted cash flows do not support the amount recorded, an impairment is recognized by a charge to current operations to reduce the carrying value of the goodwill based on the expected discounted cash flows of the related business.

The following table shows the amount of goodwill amortization by applicable segment:

                                                                    For the Years Ended December 31
                                                                   --------------------------------
                                                                    2001        2000           1999
                                                                   -----       -----          -----
                                                                           (in millions)
Amortization of Goodwill:
   Protection Segment ........................................     $ 4.0       $ 3.3             --
   Asset Gathering Segment ...................................       6.8         6.8          $ 6.8
                                                                   -----       -----          -----
     Total Retail Segments ...................................      10.8        10.1            6.8

   Guaranteed and Structured Financial Products Segment ......        --          --             --
   Investment Management Segment .............................       0.5         1.1            1.1
                                                                   -----       -----          -----
     Total Institutional Segments ............................       0.5         1.1            1.1

   Corporate and Other Segment ...............................        --          --            0.6
                                                                   -----       -----          -----
     Total goodwill amortization expense .....................     $11.3       $11.2          $ 8.5
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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Protection Segment

      The following table presents certain summary financial data relating to the Protection Segment for the periods indicated.

                                                                                 For the Years Ended
                                                                                     December 31
                                                                        --------------------------------------
                                                                          2001           2000           1999
                                                                        --------       --------       --------
                                                                                    (in millions)
Operating Results:
Revenues
  Premiums .......................................................      $1,363.9       $1,295.6       $1,291.0
  Universal life and investment-type product
    charges ......................................................         423.9          388.3          361.1
  Net investment income ..........................................       1,258.5        1,196.3        1,101.9
  Other revenue ..................................................           8.4            6.8            2.9
                                                                        --------       --------       --------
    Total revenues ...............................................       3,054.7        2,887.0        2,756.9

Benefits and expenses
   Benefits to policyholders (1) .................................       1,603.3        1,550.1        1,595.0
   Other operating costs and expenses ............................         339.2          397.4          381.0
   Amortization of deferred policy acquisition
    costs, excluding amounts related to net realized
    and other investment gains (losses) (1) ......................         171.3          106.0           69.2
 Dividends to policyholders ......................................         499.9          475.6          452.0
                                                                        --------       --------       --------
    Total benefits and expenses (1) ..............................       2,613.7        2,529.1        2,497.2

Segment pre-tax operating income (1)(2) ..........................         441.0          357.9          259.7

Income taxes (1) .................................................         156.7          119.1           71.0
                                                                        --------       --------       --------

Segment after-tax operating income (1)(2) ........................         284.3          238.8          188.7

After-tax adjustments: (1)(2)
  Net realized investment and other (losses) gains, net (1) ......         (62.2)         (18.2)         108.6
  Restructuring charges ..........................................          (4.4)          (6.7)          (8.6)
  Demutualization expenses .......................................            --            1.6          (61.3)
  Other demutualization related costs ............................            --           (6.8)          (4.6)
  Surplus tax ....................................................           9.6           20.8          (12.5)
                                                                        --------       --------       --------
    Total after-tax adjustments (1) ..............................         (57.0)          (9.3)          21.6
                                                                        --------       --------       --------
GAAP Reported:
Income before cumulative effect of accounting
    changes (1) ..................................................         227.3          229.5          210.3
Cumulative effect of accounting changes, net of tax ..............          11.7             --             --
                                                                        --------       --------       --------
Net income (1) ...................................................      $  239.0       $  229.5       $  210.3
                                                                        ========       ========       ========
Amortization of goodwill, net of tax .............................           2.6            2.2             --
                                                                        --------       --------       --------
Net income before amortization of goodwill (1) ...................      $  241.6       $  231.7       $  210.3
                                                                        ========       ========       ========

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                                                                 For the Years Ended
                                                                                     December 31
                                                                      --------------------------------------
                                                                       2001            2000           1999
                                                                      --------       --------       --------
                                                                                    (in millions)
Other Data:
Segment after-tax operating income (loss)
  Non-traditional life (variable life and universal life) ......     $  121.0       $   97.0       $   92.8
  Traditional life (1) .........................................        107.8           97.1           68.2
  Long-term care ...............................................         58.6           46.6           26.6
  Other ........................................................         (3.1)          (1.9)           1.1
Statutory premiums (3)
  Variable life ................................................        948.5          922.0          829.8
  Universal life ...............................................        456.1          173.5          117.9
  Traditional life .............................................        997.3          965.5        1,043.6
  Long-term care ...............................................        337.3          292.0          196.2

----------
(1) Certain 2000 amounts were adjusted for the adoption of the provisions of SOP 00-3, "Accounting by Insurance Enterprises for Demutualization and Formations of Mutual Insurance Holding Companies and Certain Long-Duration Participating Contracts" as outlined in Note 1 to the consolidated financial statements.
(2) See "Adjustments to GAAP Reported Net Income" included in this Management's Discussion and Analysis.
(3) Statutory data have been derived from the annual statements of John Hancock Life Insurance Company (formerly John Hancock Mutual Life Insurance Company), John Hancock Variable Life Insurance Company and Investors Partner Life Insurance Company (formerly John Hancock Life Insurance Company of America) as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Segment after-tax operating income was $284.3 million in 2001, an increase of $45.5 million, or 19.1%, from $238.8 million in 2000. Non-traditional life insurance segment after-tax operating income increased $24.0 million, or 24.7%, primarily due to higher fee income and an increase in net investment income partially offset by increased amortization of deferred policy acquisition costs. Traditional life insurance segment after-tax operating income increased $10.7 million, or 11.0%, primarily resulting from lower operating expenses partially offset by increased benefits to policyholders. Long-term care insurance segment after-tax operating income increased $12.0 million, or 25.8%, resulting from growth in the business, higher investment income and positive morbidity gains.

      Total revenues were $3,054.7 million in 2001, an increase of $167.7 million, or 5.8%, from $2,887.0 million in 2000. Premiums increased $68.3 million, or 5.3%, primarily due to an increase in long-term care insurance premiums, which increased $45.6 million, or 14.7%, driven by continued growth in the business. Universal life and investment-type product charges consist primarily of cost of insurance fees and separate account fees and were $423.9 million in 2001, an increase of $35.6 million, or 9.2%, from $388.3 million in 2000. The increase was primarily due to growth in average account values and variable life products fee increases. Net investment income increased $62.2 million, or 5.2%, primarily due to increased asset balances.

      Total benefits and expenses were $2,613.7 million in 2001, an increase of $84.6 million, or 3.3%, from $2,529.1 million in 2000. Benefits to policyholders increased $53.2 million, or 3.4%, due to growth in the long-term care insurance business. Long-term care insurance benefits increased $49.9 million primarily due to additions to reserves for premium growth and to higher claim volume from the expansion of the business. Other operating costs and expenses decreased $58.2 million, or 14.6%, to $339.2 million in 2001 from $397.4 million in 2000, primarily due to a decrease of $51.3 million in operating expenses on traditional life insurance products mainly attributable to ongoing operating cost reduction programs. Amortization of deferred policy acquisition costs of $171.3 million in 2001 increased $65.3 million, or 61.6%, from $106.0 million in 2000 primarily due to higher gross profits on non-traditional life products. Dividends to policyholders increased $24.3 million, or 5.1%, due to a higher dividend scale and aging of the in-force business on traditional life insurance products. The segment's effective tax rate increased to 35.5% in 2001 from 33.3% in 2000, primarily due to a tax charge in 2001 associated with the closed block policyholder dividend obligation.

      Amortization of goodwill in 2001 and 2000 relates to the acquisition of the individual long-term care insurance business from Fortis during 2000.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Segment after-tax operating income was $238.8 million in 2000, an increase of $50.1 million, or 26.6%, from $188.7 million in 1999. Non-traditional life insurance segment after-tax operating income increased $4.2 million, or 4.5%, primarily due to an increase in net investment income resulting from higher yields on higher net average invested assets. Traditional life insurance segment after-tax operating income increased $28.9 million, or 42.4%, primarily resulting from higher net investment income due to higher portfolio rates, lower operating expenses, and not repeating a $29.3 million charge, net of deferred acquisition costs, taken in 1999 for previously unreported claims associated with the demutualization. Long-term care insurance segment after-tax operating income increased $20.0 million, or 75.2%, resulting from growth in the business and the addition of the Fortis business in 2000.

      Total revenues were $2,887.0 million in 2000, an increase of $130.1 million, or 4.7%, from $2,756.9 million in 1999. Premiums increased $4.6 million, or 0.4%, primarily due to an increase in long-term care insurance premiums from both additional premiums assumed relating to the acquisition of Fortis and continued growth in the business. Partially offsetting this increase was a decline in traditional life insurance premiums. Universal life and investment-type product charges consist primarily of cost of insurance fees and separate account fees and were $388.3 million in 2000, an increase of $27.2 million, or 7.5%, from $361.1 million in 1999. The increase was primarily due to growth in average account values. Net investment income increased $94.4 million, or 8.6%, primarily due to increases in average net invested assets and portfolio yields.

      Total benefits and expenses were $2,529.1 million in 2000, an increase of $31.9 million, or 1.3%, from $2,497.2 million in 1999. Benefits to policyholders decreased $44.9 million, or 2.8%, due to several offsetting items, including a decrease of $147.2 million in benefits to policyholders on traditional life insurance products due to improved mortality, and not repeating the prior year $61.7 million charge for previously unreported death claims identified as part of the demutualization. Offsetting this decrease was an increase in benefits to policyholders in the long-term care insurance business due to both the acquisition of the Fortis business and growth in the business. Benefits to policyholders included a $20.7 million increase on non-traditional life insurance products. Other operating costs and expenses increased $16.4 million, or 4.3%, to $397.4 million in 2000 from $381.0 million in 1999, primarily due to increases in operating expenses due to growth in business for non-traditional life products and long-term care business as well as the acquisition of Fortis. Amortization of deferred policy acquisition costs of $106.0 million in 2000 increased $36.8 million, or 53.2 %, from $69.2 million in 1999. The increase resulted from lower amortization of deferred acquisition costs in the prior year for traditional life products due to revised projections of estimated gross profits based on the recording of additional unreported claims related to the demutualization. In addition, amortization expense on non-traditional life products increased due to revised projections of estimated gross profits based upon changes in estimated future interest margins. Dividends to policyholders increased $23.6 million, or 5.2%, primarily due to aging of the in-force business on traditional life insurance products. The segment's effective tax rate increased to 33.3% in 2000 from 27.3% in 1999, primarily due to the transfer of tax-preferenced assets to the Corporate and Other Segment in the fourth quarter of 1999.

      Amortization of goodwill in 2000 relates to the acquisition of the individual long-term care insurance business from Fortis.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Asset Gathering Segment

      The following table presents certain summary financial data relating to the Asset Gathering Segment for the periods indicated.

                                                                            For the Years Ended December 31
                                                                       ---------------------------------------
                                                                          2001           2000          1999
                                                                       ---------      ---------      ---------
                                                                                    (in millions)
Operating Results:
Revenues
   Premiums .......................................................    $    74.8      $    63.4      $    17.2
   Investment-type product charges ................................        125.6          138.3          120.6
   Net investment income ..........................................        498.5          445.8          388.6
   Investment management revenues, commissions, and other fees ....        456.4          547.1          528.8
   Other revenue (expense) ........................................         (0.3)           1.3            2.1
                                                                       ---------      ---------      ---------
     Total revenues ...............................................      1,155.0        1,195.9        1,057.3

Benefits and expenses
   Benefits to policyholders ......................................        441.6          371.3          299.3
   Other operating costs and expenses .............................        424.4          552.9          529.2
   Amortization of deferred policy acquisition costs,
     excluding amounts related to net realized investment
     and other gains (losses)......................................         75.0           78.8           53.5
   Dividends to policyholders .....................................          0.1            0.1            0.1
                                                                       ---------      ---------      ---------
     Total benefits and expenses ..................................        941.1        1,003.1          882.1

Segment pre-tax operating income (1) ..............................        213.9          192.8          175.2

Income taxes ......................................................         65.6           64.0           60.1
                                                                       ---------      ---------      ---------

Segment after-tax operating income (1) ............................        148.3          128.8          115.1

After-tax adjustments (1):
   Net realized investment and other (losses) gains, net ..........        (34.7)          18.6           (6.9)
   Restructuring charges ..........................................        (17.6)          (1.4)          (7.3)
   Demutualization expenses .......................................           --            0.4          (13.0)
   Other demutualization related costs ............................           --           (1.3)          (0.9)
   Surplus tax ....................................................          0.2            0.6           (1.0)
                                                                       ---------      ---------      ---------
     Total after-tax adjustments ..................................        (52.1)          16.9          (29.1)
                                                                       ---------      ---------      ---------
GAAP Reported:
     Income before cumulative effect of accounting changes ........         96.2          145.7           86.0
     Cumulative effect of accounting changes, net of tax ..........         (0.5)            --           (9.6)
                                                                       ---------      ---------      ---------
   Net income .....................................................    $    95.7      $   145.7      $    76.4
                                                                       =========      =========      =========
   Amortization of goodwill, net of tax ...........................          4.5            4.5            4.4
                                                                       ---------      ---------      ---------
   Net income before amortization of goodwill .....................    $   100.2      $   150.2      $    80.8
                                                                       =========      =========      =========

Other Data:
Segment after-tax operating income
   Annuity ........................................................    $    90.3      $    87.5      $    67.0
   Mutual funds ...................................................         55.5           46.3           46.9
   Other ..........................................................          2.5           (5.0)           1.2
Annuity premiums and deposits (2)
   Fixed ..........................................................      1,463.5          854.3          621.0
   Variable (3) ...................................................        639.6        1,120.8          847.7
Mutual fund assets under management, end of year ..................     29,285.8       31,725.8       32,696.6

(1) See "Adjustments to GAAP Reported Net Income" included in this Management's Discussion and Analysis.

(2) Statutory data have been derived from the annual statements of John Hancock Life Insurance Company and

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      John Hancock Variable Life Insurance Company, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

(3) Variable annuity deposits exclude internal exchanges as part of the safe harbor internal exchange program of $1,910.5 million and $25.0 million, respectively, for the years ending December 31, 2001 and 2000.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Segment after-tax operating income was $148.3 million in 2001, an increase of $19.5 million, or 15.1%, from $128.8 million in 2000. Mutual fund segment after-tax operating income increased $9.2 million, or 19.9%, primarily due to a decrease in operating expenses, partially offset by a decrease in management advisory fees. Segment after-tax operating income increased $7.5 million in other Asset Gathering businesses, driven by John Hancock Signature Services. Annuity segment after-tax operating income increased $2.8 million, or 3.2%, primarily due to decreased operating expense related to distribution in variable annuities. The fixed annuity business remained stable despite decreasing investment spread, due to growth in invested assets. Spreads on fixed annuities decreased 42 basis points for the year ended December 31, 2001.

      Total revenues decreased $40.9 million, or 3.4%, to $1,155.0 million in 2001 from $1,195.9 million in 2000, primarily driven by lower investment management revenues. The decrease in investment management revenues was partially offset by growth in net investment income of $52.7 million, or 11.8%, and premiums of $11.4 million, or 18.0%. Net investment income increased primarily due to a higher level of invested assets backing fixed annuity products. The average investment yield on invested assets backing fixed annuity products decreased 23 basis points in 2001, reflecting lower market interest rates on new fixed income investments. Premiums increased due to continued growth in the single premium immediate annuity business. Investment-type product charges decreased $12.7 million, or 9.2%, due to a decrease in average variable fund values, which decreased 9.1% from 2000. Mortality and expense fees as a percentage of average account balances decreased 16 basis points in 2001, while the advisory fees increased 12 basis points.

      Investment management revenues, commissions, and other fees decreased $90.7 million, or 16.6%, to $456.4 million in 2001 from $547.1 million in 2000. Average mutual fund assets under management decreased $3,044.0 million, or 9.3%, to $29,561.2 million in 2001 from $32,605.2 million in 2000, primarily due to market depreciation of $2,633.0 million in 2001. During 2001, redemptions decreased $842.1 million compared to the prior year. The result was net deposits of $554.5 million for the year ended December 31, 2001 compared to net redemptions of $45.5 million for the year ended December 31, 2000, an improvement of $600.0 million. Redemptions improved despite $538.0 million in redemptions for the year ended December 31, 2001, related to the sale of the full service retirement plan business. Absent the impact on assets under management of the sale of the full service retirement plan business, the mutual fund business experienced net deposits of $1,092.5 million for the same period. The improvement in net deposits is primarily due to the marketing of both retail investment management services and increased sales of institutional separate accounts and private managed accounts. Investment advisory fees decreased $16.3 million, or 8.4%, to $177.6 million in 2001 and were 0.60% and 0.59% of average mutual fund assets under management for the years ended December 31, 2001 and 2000, respectively. Underwriting and distribution fees decreased $72.1 million, or 23.7%, to $232.5 million in 2001 primarily due to the decrease in front-end load mutual fund sales and, accordingly, commission revenue. Shareholder service and other fees were $46.4 million in 2001 compared to $48.6 million in 2000, primarily reflecting lower assets under management.

      Total benefits and expenses decreased $62.0 million, or 6.2%, to $941.1 million in 2001 from $1,003.1 million in 2000. Benefits to policyholders increased $70.3 million, or 18.9%, primarily due to an increase in interest credited on fixed annuity account balances of $50.2 million. In addition, benefits to policyholders increased due to growth in immediate annuities. Premiums on immediate annuities increased $11.3 million, or 19.1%, for the year ended December 31, 2001. Interest credited on fixed annuity account balances increased primarily due to higher average fixed annuity account balances in 2001. In addition to the increase in average fixed annuity account balances, the average interest credited rate on fixed annuity account balances increased 19 basis points in 2001. The average interest credited rate pattern is dependent upon the general trend of market interest rates, frequency of credited rate resets, bonus interest on new sales and business mix. Other operating costs and expenses decreased $128.5 million, or 23.2%, to $424.4 million in 2001 from $552.9 million in 2000. The decrease was primarily due to a decrease in operating expenses. Cost savings in the mutual fund business were driven by company wide cost reduction programs and the sale of the full service retirement plan business. The commission expenses incurred in the mutual funds business decreased primarily due to lower front-end load charge mutual fund sales and lower deferred sales charges due to lower redemptions. Amortization of deferred policy acquisition costs decreased $3.8 million, or 4.8%, to $75.0 million in 2001 from $78.8 million in 2000, largely due to favorable lapse and separate account experience in the variable annuity product line. The segment's effective tax rate was 30.6% and 33.2% in 2001 and 2000, respectively. The decrease in the effective tax rate is

                       JOHN HANCOCK LIFE INSURANCE COMPANY

primarily due to increased dividend received deductions in variable annuity separate accounts and a one-time tax charge in 2000 associated with the repatriation of the mutual fund business' United Kingdom subsidiary.

      Amortization of goodwill did not change from the prior year. No new acquisitions were entered into by the Asset Gathering Segment in 2001.

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

      Investment management revenues, commissions, and other fees increased $18.3 million, or 3.5%, to $547.1 million in 2000 from $528.8 million in 1999. Average mutual fund assets under management decreased $742.8 million, or 2.2%, to $32,605.2 million in 2000 from $33,348.0 million in 1999, primarily due to market depreciation of $476.4 million in 2000. During 2000, sales increased $1,950.9 million and redemptions decreased $989.2 million compared to the prior year. The result was net redemptions of $45.5 million for the year ended December 31, 2000 compared to net redemptions of $3,095.6 million for the year ended December 31, 1999, an improvement of $3,050.1 million. The improvement in sales and redemptions is primarily due to the marketing of retail investment management services in addition to the launch of a multi-sector fund in September 2000 and lower redemptions in the financial sector funds and private managed accounts from the prior year. Investment advisory fees decreased $6.4 million, or 3.1%, to $193.9 million in 2000 and were 0.59% and 0.61% of average mutual fund assets under management for the years ended December 31, 2000 and 1999, respectively. The decline in the investment advisory fee rate occurred primarily because fixed income assets, which bear a lower advisory fee than equity assets, increased as a percentage of total assets. Underwriting and distribution fees increased $25.7 million, or 9.2%, to $304.6 million in 2000 primarily due to the increase in front-end load mutual fund sales, and accordingly, commission revenue. The increase in front-end load charges was partially offset by a decrease in deferred sales charges due to improved retention of existing accounts. Shareholder service and other fees were $48.6 million in 2000 compared to $49.6 million in 1999, primarily reflecting lower assets under management.

      Total benefits and expenses increased $121.0 million, or 13.7%, to $1,003.1 million in 2000 from $882.1 million in 1999. Benefits to policyholders increased $72.0 million, or 24.1%, primarily due to an increase in benefits paid on immediate annuities and interest credited on fixed annuity account balances. The increase in benefits paid on immediate annuities is the result of increased premiums in this business. Premiums on immediate annuities increased $45.0 million, or 316.9%, for the year ended December 31, 2000. Interest credited on fixed annuity account balances increased primarily due to higher average fixed annuity account balances of $5,211.6 million in 2000, as compared to $4,862.2 million in 1999. In addition to the increase in average fixed annuity account balances, the average interest credited rate on fixed annuity account balances increased to 25 basis points in 2000 from the prior year. The average interest credited rate pattern is dependent upon the general trend of market interest rates, frequency of credited rate resets, bonus interest on new sales and business mix. Deferred fixed annuities' interest credited rates generally are reset annually on the policy anniversary. Other operating costs and expenses increased $23.6 million, or 4.5%, to $552.9 million in 2000 from $529.3 million in 1999. The increase was primarily due to an increase in the commission fees incurred in the mutual funds business, primarily the result of increased front-end load charge mutual fund sales. In addition, other operating costs and expenses increased due to increased commission expense in Signator, partially offset by a decrease in the annuities business. The increase in other operating costs were partially offset by additional deferrals of acquisition expenses in the annuities business. Amortization of deferred policy acquisition costs increased $25.4 million, or 47.6%, to $78.8 million in 2000 from $53.4 million in 1999, primarily due to poor separate account performance and increased surrenders in the variable annuities business which accelerated current amortization. The segment's effective tax rate was 33.2% and 34.3% in 2000 and 1999, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      Amortization of goodwill increased $0.1 million in 2000 as compared to 1999. No new acquisitions were entered into by the Asset Gathering Segment in 2000.

Guaranteed and Structured Financial Products Segment

      The following table presents certain summary financial data relating to the Guaranteed and Structured Financial Products Segment for the periods indicated.

                                                                           For the Years Ended December 31
                                                                       --------------------------------------
                                                                         2001           2000           1999
                                                                       --------       --------       --------
                                                                                  (in millions)
Operating Results:
Revenues
  Premiums ......................................................      $  483.2       $  620.3       $  298.2
  Investment-type product charges ...............................          51.4           64.7           79.3
  Net investment income .........................................       1,834.5        1,741.9        1,681.3
  Net realized investment and other gains (losses),
    net (1) .....................................................            --             --          (31.2)
  Other revenue .................................................           0.4            0.3            0.6
                                                                       --------------------------------------
    Total revenues ..............................................       2,369.5        2,427.2        2,028.2

Benefits and expenses
  Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to
   participating pension contractholders ........................       1,869.3        1,972.4        1,614.4
  Other operating costs and expenses ............................         105.3           88.6           92.0
  Amortization of deferred policy
  Acquisition costs .............................................           2.4            2.6            3.1
  Dividends to policyholders ....................................          36.1           43.5           25.9
                                                                       --------------------------------------
    Total benefits and expenses .................................       2,013.1        2,107.1        1,735.4

Segment pre-tax operating income (1) ............................         356.4          320.1          292.8

Income taxes ....................................................         118.4          108.5           91.1
                                                                       --------------------------------------

Segment after-tax operating income (1) ..........................         238.0          211.6          201.7

After-tax adjustments: (1)
  Net realized investment and other (losses) gains, net .........         (77.0)         (40.5)          58.4
  Restructuring charges .........................................          (1.2)          (2.6)          (0.6)
  Group pension dividend transfer ...............................            --            5.7         (205.8)
  Demutualization expenses ......................................            --            0.4          (16.1)
  Other demutualization related costs ...........................            --           (1.7)          (1.1)
  Surplus tax ...................................................           2.6            6.5           (6.5)
                                                                       --------------------------------------
    Total after-tax adjustments, net of tax .....................         (75.6)         (32.2)        (171.7)
                                                                       --------------------------------------

GAAP Reported:
  Income before cumulative effect of accounting
    changes
                                                                          162.4          179.4           30.0
  Cumulative effect of accounting changes, net of
    tax .........................................................          (1.2)            --             --
                                                                       --------------------------------------
Net income ......................................................      $  161.2       $  179.4       $   30.0
                                                                       ======================================
Amortization of goodwill, net of tax ............................            --             --             --
                                                                       --------------------------------------
Net income before amortization of goodwill ......................      $  161.2       $  179.4       $   30.0
                                                                       ======================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                                                      For the Years Ended December 31
                                                                ------------------------------------------
                                                                  2001             2000             1999
                                                                --------         -------          --------
                                                                              (in millions)
Other Data:
Segment after-tax operating income
   Spread-based products
     GICs and funding agreements ........................       $  163.7         $  133.1         $  131.5
     Single premium annuities ...........................           50.8             45.0             32.5
   Fee-based products ...................................           23.5             33.5             37.7
Statutory premiums and deposits (2)
   Spread-based products
     General Account GICs ...............................        1,462.6          1,863.4          2,442.2
     GICs and funding agreements ........................        3,256.2          2,578.6          2,775.2
     Single premium annuities ...........................          465.5            594.8            282.4
   Fee-based products
     Participating contracts and ........................          468.9            467.0            527.9
       conversion annuity contracts
     Separate Account GICs ..............................           77.4             50.3            615.7
     Other separate account contracts ...................          130.6            223.9            272.7

(1) See "Adjustments to GAAP Reported Net Income" included in this Management's Discussion and Analysis.
(2) Statutory data has been derived from the annual statements of John Hancock Life Insurance Company, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Segment after-tax operating income was $238.0 million in 2001, an increase of $26.4 million, or 12.5% from $211.6 million in 2000. Spread-based products' after-tax operating income increased $36.4 million, or 20.4%, to $214.5 million in 2001 from $178.1 million in 2000 primarily due to higher investment spread as a result of an increase in average invested assets backing spread-based products. Fee-based products' after-tax operating income decreased $10.0 million, or 29.9%, to $23.5 million in 2001 from $33.5 million in 2000 primarily due to the transfer of non-participating annuities to the spread-based products at year end 2000.

      Total revenues decreased $57.7 million, or 2.4%, to $2,369.5 million in 2001 from $2,427.2 million in 2000, primarily due to a $137.1 million decrease in premiums, the result of reinsuring a larger portion of single premium annuity sales, partially offset by increased investment income. Investment-type product charges were $51.4 million for 2001, a decrease of $13.3 million, or 20.6%, primarily due to lower general account expense recoveries and slower Structured Separate Account sales in the current year. Investment-type product charges were 0.51% and 0.56% of average fee-based policy reserves in 2001 and 2000, respectively. The decrease primarily reflects lower expense charges on participating contracts and the impact of slower sales in the current year. Net investment income increased $92.6 million, or 5.3%, to $1,834.5 million in 2001 from $1,741.9 million in 2000, mainly due to the growth of average invested assets on spread-based products. Average invested assets backing spread-based products increased $3,844.1 million, or 22.8%, to $20,703.3 million in 2001 from $16,859.2 million in 2000 as a result of increased sales of spread-based products. The average investment yield on these invested assets decreased to 7.66% in 2001 compared to 8.65% in 2000, as a result of declining market interest rates.

      Total benefits and expenses decreased $94.0 million, or 4.5%, to $2,013.1 million in 2001 from $2,107.1 million in 2000, primarily due to the decrease in benefits to policyholders as a result of reinsuring a larger proportion of single premium annuity contracts, partially offset by an increase in interest credited. The increase in interest credited was driven by higher average account balances for spread-based products which were up $3,020.0 million to $18,996.5 million in 2001 from $15,976.5 million in 2000, partially offset by a decrease in the average interest credited rate on account balances for spread-based products. The average interest credited rate was 6.33% in 2001 compared to 7.18% in 2000 as a result of declining market interest rates. Other operating costs and expenses were $105.3 million in 2001, an increase of $16.7 million, or 18.8%, from $88.6 million in 2000. The increase was primarily due to the increased level of reinsurance arrangements. The increase in operating expenses from these arrangements is offset in lower benefits to policyholders. Dividends of $36.1 million in 2001, decreased $7.4 million, or 17.0%, from $43.5 million in 2000, reflecting a lower level of distributable surplus to participating contractholder accounts. The segment's effective tax rate was 33.2% in 2001, as compared to 33.9% in 2000.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Segment after-tax operating income was $211.6 million in 2000, an increase of $9.9 million, or 4.9% from $201.7 million in 1999. Spread-based products' after-tax operating income increased $14.1 million, or 8.6%, to $178.1 million primarily due to higher investment spread as a result of an increase in average invested assets backing spread-based products. Fee-based products' after-tax operating income decreased $4.2 million, or 11.1%, to $33.5 million in 2000 from $37.7 million in 1999 primarily due to lower Structured Separate Account fees partially offset by increased gains from non-participating annuities.

      Total revenues increased $399.0 million, or 19.7%, to $2,427.2 million in 2000 from $2,028.2 million in 1999, primarily due to a $322.1 million increase in premiums. During 2000, we sold two significant single premium annuity contracts. Investment-type product charges were $64.7 million for 2000, a decrease of $14.6 million, or 18.4%, primarily due to lower general account expense recoveries and slower Structured Separate Account sales in the current year. Investment-type product charges were 0.56% and 0.65% of average fee-based policy reserves in 2000 and 1999, respectively. The decrease primarily reflects lower expense charges on participating contracts and the impact of slower sales in the current year. Net investment income increased $60.6 million, or 3.6%, to $1,741.9 million in 2000 compared to $1,681.3 million in 1999, primarily as a result of a higher yield on average invested assets backing spread-based products. Average invested assets backing spread-based products decreased $214.6 million, or 1.3%, to $16,859.2 million in 2000 from $17,073.8 million in 1999 reflecting the termination of the short-term funding agreements in 1999, largely offset by asset growth in 2000. The average investment yield on these invested assets increased to 8.65% in 2000 compared to 8.13% in 1999, reflecting the reinvestment of proceeds from lower-yielding assets into relatively higher-yielding securities. Realized investment losses associated with the termination of the short-term funding agreement business in 1999 were not repeated in 2000.

      Total benefits and expenses increased $371.7 million, or 21.4%, to $2,107.1 million in 2000 from $1,735.4 million in 1999. The increase was primarily due to a $358.0 million increase in benefits to policyholders as a result of increased sales of single premium annuity contracts. Excluding interest credited in 1999 on short-term funding agreements that were terminated in that year, the interest credited for spread-based products increased $91.3 million, or 8.6%. The increase was primarily due to an increase in average account balances for spread-based products of $607.0 million, excluding short-term funding agreement balances from 1999, to $15,976.5 million in 2000 from $15,369.5 million in 1999 and an increase in the average interest credited rate on account balances for spread-based products, which was 7.18% in 2000 compared to 6.89% in 1999. The increase in the average interest credited rate on account balances for spread-based products was primarily due to the sale of GICs and funding agreements with higher average interest credited rates. Other operating costs and expenses were $88.6 million in 2000, a decrease of $3.4 million, or 3.7%, from $92.0 million in 1999. The decrease was primarily due to lower deficiency interest charges. Dividends of $43.5 million in 2000, increased $17.6 million, or 68.0%, from $25.9 million in 1999, reflecting higher earnings on participating contractholders' accounts. The segment's effective tax rate was 33.9% in 2000, as compared to 31.1% in 1999.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Investment Management Segment

      The following table presents certain summary financial data relating to the Investment Management Segment for the periods indicated.

                                                                       For the Years Ended December 31
                                                                   ----------------------------------------
                                                                      2001            2000           1999
                                                                   ---------       ---------      ---------
                                                                               (in millions)
Operating Results:
Revenues
   Net investment income .......................................   $    28.7       $    22.7      $    45.9
   Net realized investment and other gains (losses),
     net (1) ...................................................         3.2             3.2            3.5
   Investment management revenues,
     commissions, and other fees ...............................       111.3           186.1          140.2
   Other revenue ...............................................          --              --            0.3
                                                                   ---------       ---------      ---------
     Total revenues ............................................       143.2           212.0          189.9

Benefits and expenses
   Other operating costs and expenses ..........................        96.4           132.7          127.2
                                                                   ---------       ---------      ---------
   Total benefits and expenses .................................        96.4           132.7          127.2

Segment pre-tax operating income (1) ...........................        46.8            79.3           62.7

Income taxes ...................................................        17.0            32.5           25.4
                                                                   ---------       ---------      ---------

Segment after-tax operating income (1) .........................        29.8            46.8           37.3

After-tax adjustments: (1)
   Net realized investment and other
     gains (losses), net .......................................        (0.2)            4.4            2.0
   Restructuring charges, net of tax ...........................        (0.9)             --             --
   Surplus tax .................................................         0.1              --             --
                                                                   ---------       ---------      ---------

   Total after-tax adjustments, net of tax .....................        (1.0)            4.4            2.0
                                                                   ---------       ---------      ---------

GAAP Reported:
   Income before cumulative effect of
     accounting changes ........................................        28.8            51.2           39.3
   Cumulative effect of accounting changes,
     net of tax ................................................        (0.2)             --           (0.1)
                                                                   ---------       ---------      ---------
Net income .....................................................   $    28.6       $    51.2      $    39.2
                                                                   =========       =========      =========
Amortization of goodwill, net of tax ...........................         0.5             0.8            0.7
                                                                   ---------       ---------      ---------

Net income before amortization of goodwill .....................   $    29.1       $    52.0      $    39.9
                                                                   =========       =========      =========

Other Data:
Assets under management, end of year (2) .......................   $28,921.8       $32,651.6      $40,211.7

----------
(1) See "Adjustments to GAAP Reported Net Income" included in this Management's Discussion and Analysis.
(2) Includes general account cash and invested assets of $151.3 million, $106.9 million, and $164.5 million as of December 31, 2001, 2000, and 1999, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Segment after-tax operating income was $29.8 million in 2001, a decrease of $17.0 million, or 36.3%, from $46.8 million in 2000. The decrease was primarily due to lower investment advisory fees, resulting from the non-recurrence of prior-year one-time events and from lower average assets under management in 2001, partially offset by lower operating expenses in 2001.

      Total revenues decreased $68.8 million, or 32.6%, to $143.2 million in 2001 from $212.0 million in 2000. Net investment income was $28.7 million in 2001, an increase of $6.0 million from $22.7 million in 2000. Investment management revenues, commissions, and other fees decreased $74.8 million, or 40.2% in 2001, due primarily to a decrease in investment advisory fees, which decreased $75.9 million to $104.7 million compared to $180.6 million reported in 2000. The decrease in investment advisory fees was primarily due to $60.6 million of non-recurring prior year items; $45.3 million in incentive fees received in connection with the restructuring of timber management contracts, and $15.3 million in performance fees earned by the mezzanine fund manager. Also, asset-based advisory fees decreased $17.2 million at Independence Investment LLC on lower average assets under management resulting from net redemptions and market declines during the year. Investment advisory fees were ..36% and .50% of average advisory assets under management in 2001 and 2000, respectively, for the segment. Mortgage origination and servicing fees were $6.6 million compared to $5.4 million in 2000. Net realized investment and other gains (losses) were flat at $3.2 million for both 2001 and 2000.

      Other operating costs and expenses were $96.4 million in 2001, a decrease of $36.3 million, or 27.4%, from $132.7 million in 2000. The decrease was primarily due to two non-recurring prior year amounts; $15.7 million in incentive compensation payments related to the receipt of incentive fees on timber management contracts and $9.1 million in performance fees paid for the management of the mezzanine fund. Operating expenses were down $14.7 million at Independence Investment LLC, based on lower compensation levels and the results of an overall expense management program. Operating expenses were down $5.2 million at John Hancock Real Estate Finance, primarily from lower borrowing costs due to lower lending activity and lower interest rates, and also from savings from on-going expense management efforts. The segment's effective tax rate was 36.2% and 41.0% in 2001 and 2000, respectively. The decrease in the effective tax rate is primarily due to lower state taxes associated with the conversion of Independence Investment Associates to a limited liability corporation.

      The Investment Management Segment of the Company manages invested assets for customers under various fee-based arrangements. We use a variety of special purpose entities to hold assets under management for customers under these arrangements. These entities include limited partnership funds, separate investment accounts, and collateralized bond obligations (CBOs) and collateralized debt obligations (CDOs). In certain cases other business units of the Company make investments in the equity of these entities to support their insurance liabilities. The partnerships are consolidated with the Company's financial results where the Company also owns a controlling majority interest of the partnership, otherwise they are shown on the equity method. The separate investment accounts are included in the Company's consolidated financial statements as Separate Account Assets and Separate Account Liabilities. Two of the CBOs are consolidated with the Company's financial results, while the remaining CBOs and CDOs are not consolidated since the Company's equity interest is minor and the Company does not guarantee payment of the CBOs' or CDOs' liabilities. These transactions have no impact on the Company's liquidity and capital resources.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Segment after-tax operating income was $46.8 million in 2000, an increase of $9.5 million, or 25.5%, from $37.3 million in 1999. The increase was primarily due to higher investment advisory fees.

      Total revenues increased $22.1 million, or 11.6%, to $212.0 million in 2000 from $189.9 million in 1999. Net investment income was $22.7 million in 2000, a decrease of $23.2 million from $45.9 million for 1999. Net investment income decreased $31.7 million due to the transfer of investments in collateralized bond obligations to other business segments in 1999. Offsetting this decrease was a $7.8 million increase in interest income on mortgage loans held for sale. Investment management revenues, commissions, and other fees increased $45.9 million, or 32.7% in 2000, due primarily to an increase in investment advisory fees, which increased $47.0 million to $180.6 million compared to $133.6 million reported in 1999. The increase in investment advisory fees was primarily due to the $45.3 million in incentive fee receipts in connection with the restructuring of timber management contracts and $15.3 million in performance fees earned by the mezzanine fund manager. Investment advisory fees were .50% and .34% of average advisory assets under management in 2000 and 1999, respectively. Mortgage origination and servicing fees were $5.4 million compared to $6.6 million in 1999. Realized investment gains decreased $0.3 million due to lower securitization activity in 2000.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      Other operating costs and expenses were $132.7 million in 2000, an increase of $5.5 million, or 4.3%, from $127.2 million in 1999. The increase was primarily due to $15.7 million in incentive compensation payments related to the receipt of incentive fees on timber management contracts and $9.1 million in performance fees paid for the management of the mezzanine fund. Offsetting these increases was a $19.8 million decrease due to the transfer of investments in collateralized bond obligations to other business segments in 1999. The segment's effective tax rate on operating income was 41.0% in 2000 and 1999. The effective tax rate for the Investment Management Segment is higher than our other business segments due to the state tax on certain subsidiaries.

Corporate and Other Segment

      The following table presents certain summary financial data relating to the Corporate and Other Segment for the periods indicated.

                                                                      For the Years Ended December 31
                                                                     --------------------------------
                                                                      2001         2000        1999
                                                                     ------       ------      -------
                                                                               (in millions)
Operating Results:
Segment after-tax operating income (loss) (1)
   International group insurance operations ......................   $  3.5       $  5.4      $   3.8
   Corporate operations ..........................................     42.7         69.4         31.2
   Non-core businesses ...........................................      9.2          7.6         10.6
                                                                     ------       ------      -------
Total ............................................................     55.4         82.4         45.6

After-tax adjustments (1):
   Net realized investment and other gains (losses), net .........     16.6         87.3        (45.6)
   Class action lawsuit ..........................................    (19.5)          --        (91.1)
   Restructuring charges .........................................     (1.3)        (1.3)        (0.5)
   Demutualization expenses ......................................       --          0.1         (2.2)
   Other demutualization related costs ...........................       --         (0.2)        (0.2)
   Workers' compensation reinsurance reserve .....................       --           --       (133.7)
   Surplus tax ...................................................      0.8         18.1         (2.3)
                                                                     ------       ------      -------
Total after-tax adjustments ......................................     (3.4)       104.0       (275.6)
                                                                     ------       ------      -------

GAAP Reported:
   Income (loss) before cumulative effect of accounting
     changes .....................................................   $ 52.0       $186.4      $(230.0)
   Cumulative effect of accounting changes, net of tax ...........     (2.6)          --           --
                                                                     ------       ------      -------
Net income (loss) ................................................   $ 49.4       $186.4      $(230.0)
                                                                     ======       ======      =======
Amortization of goodwill, net of tax .............................       --           --          0.6
                                                                     ------       ------      -------
Net income (loss) before amortization
     of goodwill .................................................   $ 49.4       $186.4      $(229.4)
                                                                     ======       ======      =======

(1) See "Adjustments to GAAP Reported Net Income" included in this Management's Discussion and Analysis.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Segment after-tax operating income from international group insurance operations was $3.5 million for 2001, a decrease of $1.9 million from $5.4 million for 2000 due to strong deficit recoveries in 2000 within our international group insurance program.

      Segment after-tax operating income from corporate operations was $42.7 million in 2001, a decrease of $26.7 million from $69.4 million in 2000. The primary driver of this decrease was lower net investment income attributable to our use of cash for stockholder dividends and the stock buyback program, interest earned in 2000 on the IPO proceeds and worse performance within our portfolio of equity method investments.

     Segment after-tax operating income from non-core businesses was $9.2 million in 2001, an increase of $1.6 million from $7.6 million in 2000. We continue with the orderly run-off of business in this segment.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

      Segment after-tax operating income from international group insurance operations was $5.4 million for 2000, an increase of $1.6 million from $3.8 million for 1999 due to strong deficit recoveries in 2000 within our international group insurance program.

      Segment after-tax operating income from corporate operations was $69.4 million in 2000, an increase of $38.2 million from $31.2 million in 1999. During the fourth quarter of 1999, a corporate account was formed and all corporate type assets, including certain tax advantaged assets, were moved from the other segments to the Corporate and Other Segment. Tax credits, associated with the tax advantaged assets, were $15.9 million in 2000 and $0.5 million in 1999. In addition, as part of this move, the group pension participating contractholders were reimbursed at fair market value for these contracts. Because of this transaction, in 2000 there was no longer a need to credit participating policyholders with a share of the change in these assets which amounted to a charge to this segment of $13.7 million for the first nine months of 1999.

      Segment after-tax operating income from non-core businesses was $7.6 million in 2000, a decrease of $3.0 million from $10.6 million in 1999. The decrease was due primarily to lower net investment income earned on lower average invested asset balances resulting from the disposal of certain non-core businesses in 1999.

General Account Investments

Overall Composition of the General Account

      Invested assets, excluding separate accounts, totaled $53.3 billion and $47.4 billion as of December 31, 2001 and 2000, respectively. The portfolio composition has not significantly changed at December 31, 2001 as compared to December 31, 2000. The following table shows the composition of investments in the general account portfolio.

                                                                             As of December 31
                                                        ---------------------------------------------------------
                                                                    2001                        2000
                                                        ---------------------------------------------------------
                                                             Carrying         % of       Carrying        % of
                                                               Value         Total         Value        Total
                                                        ---------------------------------------------------------
                                                            (in millions)               (in millions)

Fixed maturity securities (1)........................        $ 37,995.6       71.3%     $ 30,070.5       63.4%
Mortgage loans (2)...................................           9,667.0       18.1         9,659.4       20.4
Real estate..........................................             380.4        0.7           447.9        0.9
Policy loans (3).....................................           1,927.0        3.6         1,894.9        4.0
Equity securities....................................             563.7        1.1           847.7        1.8
Other invested assets................................           1,676.9        3.1         1,335.2        2.8
Short-term investments...............................              78.6        0.2           174.9        0.4
Cash and cash equivalents (4)........................           1,025.3        1.9         2,966.3        6.3
                                                        ---------------------------------------------------------
Total invested assets................................        $ 53,314.5      100.0%     $ 47,396.8      100.0%
                                                        =========================================================

(1) In addition to bonds, the fixed maturity security portfolio contains redeemable preferred stock with a carrying value of $691.8 million and $732.0 million as of December 31, 2001 and 2000, respectively. Carrying value is composed of investments categorized as `held-to-maturity,' which are carried at amortized cost, and investments categorized as `available-for-sale,' which are carried at fair value. The total fair value of the fixed maturity security portfolio was $37,980.3 and $29,891.2 million, at December 31, 2001 and 2000, respectively.
(2) The fair value for the mortgage loan portfolio was $10,215.0 million and $10,075.2 million as of December 31, 2001 and 2000, respectively.
(3) Policy loans are secured by the cash value of the underlying life insurance policies and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.
(4) Cash and cash equivalents are included in total invested assets in the table above for the purposes of calculating yields on the income producing assets for the Company.

      Consistent with the nature of the Company's product liabilities, assets are heavily oriented toward fixed maturity securities. The Company determines the allocation of assets primarily on the basis of cash flow and return requirements of its products and by the level of investment risk.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Fixed Maturity Securities

      The fixed maturity securities portfolio is predominantly comprised of low risk, investment grade, publicly and privately traded corporate bonds and senior tranches of asset-backed securities (ABS) and mortgage-backed securities (MBS), with the balance invested in government bonds. The fixed maturity securities portfolio also includes redeemable preferred stock. As of December 31, 2001, fixed maturity securities represented 71.3% of general account invested assets with a carrying value of $38.0 billion, comprised of 55% public securities and 45% private securities. Each year the Company directs the majority of net cash inflows into investment grade fixed maturity securities. Typically between 5% and 15% of funds allocated to fixed maturity securities are invested in below-investment-grade bonds while maintaining a policy to limit the overall level of these bonds to no more than 10% of invested assets and the majority of that balance in the BB category. Allocations are based on an assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. While the Company has profited from the below-investment-grade asset class in the past, care is taken to manage its growth strategically by limiting its size relative to the Company's total assets.

      The following table shows the composition by issuer of the fixed maturity securities portfolio.

                     Fixed Maturity Securities -- By Issuer

                                                                              As of December 31
                                                              ---------------------------------------------------
                                                                        2001                        2000
                                                              ---------------------------------------------------
                                                                Carrying       % of        Carrying        % of
                                                                 Value         Total         Value         Total
                                                              ---------------------------------------------------
                                                               (in millions)              (in millions)
Corporate securities..........................................  $ 30,978.5      81.5%      $ 23,761.9       79.0%
MBS/ABS.......................................................     6,124.0      16.1          5,369.2       17.9
U.S. Treasury securities and Obligations of
   U.S. government agencies...................................       292.0       0.8            203.1        0.7
Debt securities issued by foreign
   governments................................................       497.8       1.3            606.9        2.0
Obligations of states and political
   subdivisions...............................................       103.3       0.3            129.4        0.4
                                                              ---------------------------------------------------
     Total....................................................  $ 37,995.6     100.0%      $ 30,070.5      100.0%
                                                              ===================================================

      In keeping with the investment philosophy of tightly managing interest rate risk, the Company's MBS & ABS holdings are heavily concentrated in commercial MBS where the underlying loans are largely call protected, which means they are not pre-payable without penalty prior to maturity at the option of the issuer. By investing in MBS and ABS securities with relatively predictable repayments, the Company adds high quality, liquid assets to the Company's portfolios without incurring the risk cash flow variability. The Company believes the portion of the MBS/ABS portfolio subject to prepayment risk as of December 31, 2001 and 2000 was limited to 10.4% and 3.3% of the Company's total MBS/ABS portfolio and 1.7% and 0.6% of the total fixed maturity securities holdings, respectively. The increase is due to a $500 million portfolio in a new duration neutral strategy, implemented in 2000 and used in the corporate segment as a liquid alternative to a cash portfolio.

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

      The following table sets forth the SVO ratings for the bond portfolio along with an equivalent S&P rating agency designation. The majority of the bonds are investment grade, with 87.4% of fixed maturity investments invested in Category 1 and 2 securities as of December 31, 2001. Below investment grade bonds were 12.5% of fixed maturity investments and 8.8% of total invested assets as of December 31, 2001. This allocation reflects the Company strategy of avoiding the unpredictability of interest rate risk in favor of relying on the Company's bond analysts' ability to better predict credit or default risk. The bond analysts operate in an industry-based, team-oriented structure that permits the evaluation of a wide range of below investment grade offerings in a variety of industries resulting in a well-diversified high yield portfolio.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      Valuation techniques for the bond portfolio vary by security type and the availability of market data. Pricing models and their underlying assumptions impact the amount and timing on unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. External pricing services are used where available, broker dealer quotes are used for thinly traded securities, and a spread pricing matrix is used when price quotes are not available. When utilizing the spread pricing matrix, securities are valued by utilizing a discounted cash flow method where each bond is assigned a spread, that is added to the current U.S. Treasury rates to discount the cash flows of the security. The spread assigned to each security is derived from external market data. Certain market events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation, and government actions among others. The Company's pricing analysts take appropriate actions to reduce valuations of securities where such an event occurs which negatively impacts the securities' value. To the extent that bonds have longer maturity dates, management's estimate of fair value may involve greater subjectivity since they involve judgment about events well into the future.

      A majority (59.1%) of the below investment grade bonds are in Category 3, the highest quality below investment grade. Category 6 bonds, those in or near default, represent securities that were originally acquired as long-term investments, but subsequently became distressed. The carrying value of bonds near default was $388.7 million and $207.2 million as of December 31, 2001 and 2000, respectively. For the years ended December 31, 2001 and 2000, $2.4 million and $2.6 million of interest on bonds near default was included in accrued investment income. It is the Company's policy to reverse any accrued investment income and cease accruing interest income on bonds in default and accrue interest income on bonds near default that the Company expects to collect. Management judgment is used and the actual results could be materially different.

                 Fixed Maturity Securities -- By Credit Quality

                                                                           As of December 31
                                                ---------------------------------------------------------------
                                                              2001                              2000
                                                ---------------------------------------------------------------
   SVO                 S&P Equivalent                 Carrying          % of          Carrying          % of
Rating (1)            Designation (2)                 Value (3)         Total         Value (3)         Total
---------------------------------------------------------------------------------------------------------------
                                                     (in millions)                   (in millions)
   1        AAA/AA/A...........................          $ 14,336.9     38.4%           $ 12,541.4      42.7%
   2        BBB................................            18,275.9     49.0              12,499.6      42.6
   3        BB.................................             2,771.9      7.4               2,758.6       9.4
   4        B..................................             1,095.1      2.9               1,064.9       3.6
   5        CCC and lower......................               435.3      1.2                 266.8       0.9
   6        In or near default.................               388.7      1.1                 207.2       0.7
                                                ---------------------------------------------------------------
            Total..............................          $ 37,303.8    100.0%           $ 29,338.5     100.0%
                                                ===============================================================

(1) For securities that are awaiting an SVO rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Does not include redeemable preferred stock with a carrying value of $691.8 million and $732.0 million as of December 31, 2001 and 2000, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      Mortgage Loans. As of December 31, 2001 and 2000, the Company held mortgage loans with a carrying value of $9.7 billion at each period end; including $2.5 billion at each period end of agricultural loans.

      The following table shows the distribution of the Company's mortgage loan portfolio by property type as of the dates indicated. The commercial mortgage loan portfolio consists primarily of non-recourse fixed-rate mortgages on fully, or nearly fully, leased commercial properties.

                                                                         As of December 31
                                                  --------------------------------------------------------------
                                                                2001                              2000
                                                  --------------------------------------------------------------
                                                       Carrying          % of           Carrying          % of
                                                        Value            Total           Value            Total
                                                  --------------------------------------------------------------
                                                      (in millions)                    (in millions)
Apartment........................................       $ 1,590.3        16.5%           $ 1,738.9        18.0%
Office Buildings.................................         2,578.3        26.6              2,283.3        23.6
Retail...........................................         1,419.3        14.7              1,424.4        14.8
Agricultural.....................................         2,476.0        25.6              2,510.6        26.0
Industrial.......................................           804.0         8.3                777.8         8.0
Hotels...........................................           448.4         4.6                412.1         4.3
Multi-Family.....................................             1.8         0.1                  2.5         0.1
Mixed Use........................................           107.3         1.1                274.7         2.8
Other............................................           241.6         2.5                235.1         2.4
                                                  --------------------------------------------------------------
     Total.......................................       $ 9,667.0       100.0%           $ 9,659.4       100.0%
                                                  ==============================================================

      The following table shows the distribution of the Company's mortgage loan portfolio by geographical region, as defined by the American Council of Life Insurers (ACLI).

                        Mortgage Loans -- By ACLI Region

                                                                       As of December 31
                                                 -------------------------------------------------------------
                                                                 2001                              2000
                                                 -------------------------------------------------------------
                                                      Number     Carrying     % of      Carrying        % of
                                                      Of Loans    Value       Total       Value         Total
                                                 -------------------------------------------------------------
                                                             (in millions)            (in millions)
East North Central...............................       137   $ 1,061.7        11.0%   $ 1,101.0         11.4%
East South Central...............................        38       457.7         4.7        530.4          5.5
Middle Atlantic..................................       114     1,478.2        15.3      1,481.3         15.3
Mountain.........................................        88       414.3         4.3        401.9          4.2
New England......................................       121       884.8         9.2        838.6          8.7
Pacific..........................................       257     1,802.2        18.6      1,969.0         20.4
South Atlantic...................................       196     2,082.3        21.5      2,048.6         21.2
West North Central...............................        70       382.0         4.0        368.2          3.8
West South Central...............................       142       900.2         9.3        817.2          8.5
Canada...........................................         7       203.6         2.1        103.2          1.0
                                                 -------------------------------------------------------------
     Total.......................................     1,170   $ 9,667.0       100.0%   $ 9,659.4        100.0%
                                                 =============================================================

      The allowance for losses on mortgage loans on real estate and real estate to be disposed of is maintained at a level that is adequate enough to absorb estimated probable credit losses. Management's periodic evaluation of the adequacy of the allowance for losses is based on past experience, known and inherent risks, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of the underlying security, the general composition of the portfolio, current economic conditions and other factors. This evaluation is inherently subjective and is susceptible to significant changes and no assurance can be given that the allowances taken will in fact be adequate to cover all losses or that additional valuation allowances or asset write-downs will not be required in the future. The portion of the investment valuation allowance for the mortgage loan portfolio was $112.8 million, or 1.2% of carrying value before reserves and $81.6 million, or 0.8% of carrying value before reserves as of December 31, 2001 and 2000, respectively. The portion of the investment valuation allowance for our real estate to be disposed of was $83.6 million, or 18.0% of carrying value before reserves and $43.5 million, or 8.9% of carrying value before reserves as of December 31, 2001 and 2000, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Investment Results

      Overall, the yield, net of investment expenses, on the general account portfolio decreased from the year ended December 31, 2000 compared to December 31, 2001. The decrease in portfolio yield in 2001 was driven primarily by the sharp drop in short-term interest rates during the year. As of December 31, 2001, we had $8.9 billion of exposure to short-term LIBOR rates, mostly created through interest rate swaps designed to match our portfolio with an increasing volume of floating rate liabilities. As a result, at least two-thirds of the decline in portfolio yields is offset dollar for dollar by declining payments on floating rate liabilities. The actual balance of cash and short-terms declined during 2001, offsetting some of the decline in portfolio yield that would otherwise have occurred. In addition, the overall decline in interest rates during 2001 reduced yields on new acquisitions relative to those on maturing investments, as the 10-year U.S. Treasury rate averaged 101 basis points lower than in 2000 while BAA spreads narrowed by 11 basis points.

      The yield, net of investment expenses, on the general account portfolio increased from the year ended December 31, 1999 compared to December 31, 2000. The portfolio yield in 2000 benefited from higher U.S Treasury rates and relatively wide spreads in both the public and private sector. Indicative of this environment, the 10-year U.S. Treasury rate increased 34 basis points from 1999 to 2000, while typical BAA spreads increased 42 basis points.

      The following table summarizes the Company's investment results for the periods indicated:

                                                                For the Years Ended
                                                                    December 31
                                      -----------------------------------------------------------------------
                                             2001                      2000                     1999
                                       Yield     Amount         Yield      Amount         Yield      Amount
                                      -----------------------------------------------------------------------
                                             (in millions)              (in millions)            (in millions)
General account assets-
excluding policy loans
   Gross income ...............        7.79%   $ 3,768.3         8.44%   $ 3,706.3         8.53%   $ 3,569.7
   Ending assets-excluding
     policy loans .............                 51,387.5                  45,501.9                  42,288.7
Policy loans
   Gross income ...............        6.20%       118.4         5.99%       112.7         5.70%       105.3
Ending assets .................                  1,927.0                   1,894.9                   1,865.2
   Total gross income .........        7.73%     3,886.7         8.34%     3,819.0         8.41%     3,675.0
     Less: investment expenses.                   (240.5)                   (255.1)                   (336.1)
                                               ---------                 ---------                 ---------
       Net investment income ..        7.25%   $ 3,646.2         7.79%   $ 3,563.9         7.64%   $ 3,338.9
                                               =========                 =========                 =========

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

      John Hancock Life Insurance Company is wholly-owned by, and the primary operating subsidiary of, John Hancock Financial Services, Inc. (JHFS). As an insurance holding company, JHFS is reliant on dividends of the Company for its operating cash flows. State insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of prescribed limitations without prior approval from the applicable state insurance commissioner. The Company's limit is the greater of 10% of the statutory surplus or the prior calendar year's statutory net gain from operations. The ability of the Company to pay shareholder dividends is and will continue to be subject to restrictions set forth in the insurance laws and regulations of Massachusetts, its domiciliary state. The Massachusetts insurance law limits how and when the Company can pay shareholder dividends. The Company, in the future, could also

                       JOHN HANCOCK LIFE INSURANCE COMPANY

be viewed as being commercially domiciled in New York. If so, dividend payments may also be subject to New York's holding company act as well as Massachusetts law.

      Currently, the Company does not expect such regulatory requirements to impair its ability to dividend sufficient cash flows to sustain JHFS' liquidity and capital needs. However, the Company can give no assurance it will declare or pay dividends on a regular basis.

      In March and December 2001, the Commissioner of Insurance for the Commonwealth of Massachusetts approved, and the Company paid, dividends to JHFS in the amount of $250.0 million and $479.5 million, respectively. The March dividend was a cash transfer. The December dividend was a transfer of the Company's remaining ownership of John Hancock Canadian Holdings and also of certain international subsidiaries held by the Company. None of these dividends were classified as extraordinary by state regulators.

      The liquidity of our insurance operations is also related to the overall quality of our investments. As of December 31, 2001, $32,612.8 million, or 87.4% of the fixed maturity securities held by us and rated by Standard & Poor's Ratings Services, a division of the McGraw-Hill Companies, Inc. (S&P) or the National Association of Insurance Commissioners were rated investment grade (BBB or higher by S&P or 1 or 2 by the National Association of Insurance Commissioners). The remaining $4,691.0 million, or 12.6% of fixed maturity investments were rated non-investment grade. For additional discussion of our investment portfolio see the General Account Investments section above in this Management's Discussion and Analysis of Financial Condition and Results of Segment Operations.

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

      Net cash provided by operating activities was $2,774.9 million, $2,043.2 million, and $1,567.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. The $731.7 million increase in 2001 as compared to 2000 is largely attributable to the net increase in policy reserves of $525.6 million and increased net realized investment and other gains of $324.1 million partially offset by a decrease in earnings of $218.3 million and income taxes of $141.3 million and an increase in other assets net of other liabilities. The net increase in 2000 as compared to 1999 is primarily due to an increase in net income of $666.3 million.

      Net cash used in investing activities was $6,551.1 million, $1,371.8 million and $1,837.7 million for the years ended December 31, 2001, 2000, and 1999, respectively. The net cash used in investing activities increased by $5,179.3 million in 2001 compared to 2000 primarily due to increases in net acquisitions of fixed maturities. The decrease in cash used in 2000 compared to 1999 resulted primarily from a decrease in net acquisitions of fixed maturity securities.

      Net cash provided by financing activities was $1,835.2 million, $691.9 million and $117.2 million, for the years ended December 31, 2001, 2000 and 1999, respectively. The increase in 2001 as compared to 2000 is attributed to a larger increase in universal life and investment-type contract deposits of $2,602.1 million, as compared to increase of cash payments on withdrawals of $1,237.6 million. The increase in 2000 as compared to 1999 resulted from a reduction in cash payments made on withdrawals of universal life insurance and investment-type contracts offset somewhat by a reduction in cash deposits withdrawals of universal life insurance and investment-type contracts.

      Cash flow requirements also are supported by a committed line of credit of $1.0 billion. The line of credit agreement provides for two facilities: one for $500 million pursuant to a 364-day commitment (subject to renewal) and a second for $500 million pursuant to a multi-year facility (renewable in 2005). The line of credit is available for general corporate purposes. The line of credit agreement contains various covenants, among these being that shareholder's equity meet certain requirements. To date, we have not borrowed any amounts under the line of credit.

      As of December 31, 2001, we had $743.3 million of debt outstanding consisting of $447.3 million of surplus notes, and $296.0 million of other notes payable. A new commercial paper program has been established at the Company that has replaced the commercial paper program that was in place at the Company's indirect subsidiary, John Hancock Capital Corporation, and there were no commercial paper borrowings outstanding at December 31, 2001.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      A primary liquidity concern with respect to life insurance and annuity products is the risk of early policyholder and contractholder withdrawal. The following table summarizes our annuity policy reserves and deposit fund liabilities for the contractholder's ability to withdraw funds for the indicated periods:

                                                                      As of December 31
                                                        ----------------------------------------------
                                                                 2001                    2000
                                                        ----------------------  ----------------------
                                                           Amount         %        Amount          %
                                                        ------------   -------  -----------     ------
                                                       (in millions)           (in millions)
Not subject to discretionary withdrawal provisions ..   $25,846.3        81.7%   $21,395.1        79.2%
Subject to discretionary withdrawal adjustment:
   With market value adjustment .....................         7.6         0.0        824.2         3.0
   At contract value ................................     2,312.4         7.3      1,888.6         7.0
Subject to discretionary withdrawal at contract value
   less surrender charge ............................     3,493.3        11.0      2,928.1        10.8
                                                        ----------------------------------------------
Total annuity reserves and deposit funds liability ..   $31,659.6       100.0%   $27,036.0       100.0%
                                                        ==============================================

      Individual life insurance policies are less susceptible to withdrawal than are individual annuity contracts because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. Annuity benefits under group annuity contracts are generally not subject to early withdrawal. As indicated in the table above, there is a substantial percentage of annuity reserves and deposit fund liabilities that are not subject to withdrawal. As a matter of policy, we seek to include provisions limiting withdrawal rights from general account institutional structured investment products. These include GICs and funding agreements sold to plan sponsors where the contract prohibits the contractholder from making withdrawals other than on a scheduled maturity date. In addition, none of these obligations can be accelerated based on any change in the Company's credit rating.

      Individual life insurance policies (other than term life insurance policies) increase in cash value over their lives. Policyholders have the right to borrow from us an amount generally up to the cash value of their policy at any time. As of December 31, 2001, we had approximately $17.7 billion in cash values in which policyholders have rights to policy loans. The majority of cash values eligible for policy loans are at variable interest rates which are reset annually on the policy anniversary. Moreover, a portion of our fixed interest rate policy loans have features that provide for reduced crediting rates on the portion of cash values loaned. The amount of policy loans has remained consistent over the past three years, at approximately $1.9 billion, $1.6 billion of which are in the closed block at December 31, 2001.

      The following table summarizes the Company's information about contractual obligations by due date as of December 31, 2001. Contractual obligations of the Company are those obligations fixed by agreement as to dollar amount and date of payment. These obligations are inputs into the Company's asset liability management system described elsewhere in this document. Other commercial commitments are those commitments entered into by the Company with known expiration dates. No such other commercial commitments existed at December 31, 2001.

                                                                 Payments due by period
                                            --------------------------------------------------------------
                                                        Less than
                                              Total      1 year     1-3 years    4-5 years   After 5 years
                                              -----      ------     ---------    ---------   -------------
                                                                (in millions)
Debt ..................................     $   743.3   $   124.6   $    63.7    $    32.9       $   522.1
GIC's .................................       7,763.4     1,920.0     3,319.6      1,299.5         1,224.3
Funding agreements ....................      12,281.0       426.7     3,293.5      4,251.5         4,309.3
Institutional structured settlements ..       1,283.7         9.5        25.3         29.4         1,219.5
Annuity certain .......................      13,519.9       650.2     1,363.7      1,160.3        10,345.7
Investment commitments ................       1,222.8     1,222.8          --           --              --
Operating lease obligations ...........         103.2        21.2        34.7         17.4            29.9
                                            --------------------------------------------------------------
   Total contractual cash obligations .     $36,917.3   $ 4,375.0   $ 8,100.5    $ 6,791.0       $17,650.8
                                            ==============================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      The risk-based capital standards for life insurance companies, as prescribed by the National Association of Insurance Commissioners, establish a risk-based capital ratio comparing adjusted surplus to required surplus for each of our United States domiciled insurance subsidiaries. If the risk-based capital ratio falls outside of acceptable ranges, regulatory action may be taken ranging from increased information requirements to mandatory control by the domiciliary insurance department. The risk-based capital ratios of all our insurance subsidiaries as of December 31, 2001, were above the ranges that would require regulatory action.

      We maintain reinsurance programs designed to protect against large or unusual losses. Based on our periodic review of our reinsurers' financial statements, financial strength ratings and reputations in the reinsurance marketplace, we believe that our reinsurers are financially sound, and, therefore, that we have no significant exposure to uncollectible reinsurance in excess of uncollectible amounts recognized in our audited consolidated financial statements.

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

ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk

Capital Markets Risk Management

      The Company maintains a disciplined, comprehensive approach to managing capital market risks inherent in its business and investment operations.

      To mitigate capital market risks, and effectively support Company objectives, investment operations are organized and staffed to focus investment management expertise on specific classes of investments, with particular emphasis placed on private placement markets. In addition, a dedicated unit of asset/liability risk management (ALM) professionals centralizes the implementation of the Company's and its subsidiaries' implementation of the interest rate risk management program. As an integral component of its ALM program, derivative instruments are used in accordance with risk reduction techniques established through Company policy and with formal approval granted from the New York Insurance Department. The Company's use of derivative instruments is monitored on a regular basis by the Company's Investment Compliance Department and reviewed quarterly with senior management and the Committee of Finance.

      The Company's principal capital market exposures are credit and interest rate risk, which includes the impact of inflation, although we have certain exposures to changes in equity prices and foreign currency exchange rates. Credit risk pertains to the uncertainty associated with the ability of an obligor or counterparty to continue to make timely and complete payments of contractual principal and interest. Interest rate risk pertains to the change in fair value that occurs within fixed maturity securities or liabilities as market interest rates move. Equity and foreign currency risk pertain to price fluctuations, associated with the Company's ownership of equity investments or non-US dollar denominated investments and liabilities, driven by dynamic market environments.

Credit Risk

      The Company manages the credit risk inherent in its fixed maturity securities by applying strict credit and underwriting standards, with specific limits regarding the proportion of permissible below investment grade holdings. We also diversify our fixed maturity securities with respect to investment quality and credit concentration. Concentrations are monitored with respect to issuer, industry, geographic location, and loan property-type. Where possible, consideration of external measures of creditworthiness, such as ratings assigned by nationally recognized rating agencies, supplement our internal credit analysis. The Company uses simulation models to examine the probability distribution of credit losses to ensure that it can readily withstand feasible adverse scenarios. In certain limited circumstances the Company may use the credit derivatives market to exchange credit risk for fixed rate payments if it believes this approach is more efficient than entering into a cash-based security transaction. In addition, the Company periodically examines, on various levels of aggregation, its actual default loss experience on significant asset classes to determine if the losses are consistent with the (1) levels assumed in product pricing, (2) ACLI loss experience and (3) rating agencies' quality-specific cohort default data. These tests have generally found the Company's aggregate experience to be favorable relative to these external benchmarks and consistent with priced-for-levels. The Company evaluates fixed income securities on a case by case basis for issues of collectibility. The Company's bond analysts operate in an industry-based, team-oriented structure that facilitates the evaluation of the Company's entire fixed income holdings quarterly and formal presentations to management twice annually. In addition, trading levels of publicly traded

                       JOHN HANCOCK LIFE INSURANCE COMPANY

securities and other market factors and industry trends are followed and their impact on individual credits are assessed as they occur. Indenture covenants which provide the Company additional protection in the event of credit deterioration are also monitored continuously. When as a result of any of these analyses, management believes that the collectibility of any amounts owed is other than temporarily impaired, the underlying asset is written down to fair value.

      As of December 31, 2001, the Company's fixed maturity portfolio was comprised of 87.4% investment grade securities and 12.6% below-investment-grade securities. These percentages are consistent with recent experience and indicative of the Company's long-standing investment philosophy of pursuing moderate amounts of credit risk in anticipation of earning higher expected returns. We believe that credit risk can be successfully managed given our proprietary credit evaluation models and experienced personnel. For additional information regarding the credit quality of the Company's portfolio see Note 3 to our consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Segment Operations.

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

      We manage interest rate sensitive segments of our business, and their supporting investments, under one of two broadly defined risk management methods designed to provide an appropriate matching of assets and liabilities. For guaranteed rate products, where contractual liability cash flows are highly predictable (e.g., GICs or immediate annuities) we apply sophisticated duration-matching techniques to manage the segment's exposure to both parallel and non-parallel yield curve movements. Typically this approach involves a duration mismatch tolerance of less than +/- .05 years, with other techniques used for limiting exposure to non-parallel risk. Duration measures the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, should interest rates increase by 100 basis points, the fair value of an asset with a 5-year duration is expected to decrease in value by approximately 5.0%. For non-guaranteed rate products we apply scenario-modeling techniques to develop investment policies with what we believe to be the optimal risk/return tradeoff given our risk constraints. Each scenario is based on near term reasonably possible hypothetical changes in interest rates that illustrate the potential impact of such events.

      We project asset and liability cash flows on guaranteed rate products and then discount them against credit-specific interest rate curves to attain fair values. Duration is then calculated by re-pricing these cash flows against a modified or "shocked" interest rate curve and evaluating the change in fair value versus the base case. As of December 31, 2001, the fair value of fixed maturity securities and mortgage loans supporting duration managed liabilities was approximately $27,788.4 million.

      The risk management method for non-guaranteed rate products, such as whole life insurance or single premium deferred annuities, is less formulaic, but more complex, due to the less predictable nature of the liability cash flows. For these products, we manage interest rate risk based on scenario-based portfolio modeling that seeks to identify the most appropriate investment strategy given probable policyholder behavior and liability crediting needs under a wide range of interest rate environments. As of December 31, 2001, the fair value of fixed maturity securities and mortgage loans supporting liabilities managed under this modeling was approximately $23,091.2 million

Derivative Instruments

      The Company uses a variety of derivative financial instruments, including swaps, caps, floors, and exchange traded futures contracts, in accordance with Company investment policy. Permissible derivative applications include the reduction of economic risk (i.e., hedging) related to changes in yields, prices, cash flows, and currency exchange rates. In addition, certain limited applications of income generation are allowed. Examples of this type of use include the purchase of call options to offset the sale of embedded options in Company liability issuance or the purchase of swaptions to offset the purchase of embedded put options in certain investments. The Company does not make a market or trade derivatives for speculative purposes.

      As of January 1, 2001, SFAS No. 133 became effective for all companies reporting under GAAP in the United States. Briefly stated, SFAS No. 133 requires that all derivative instruments must be recorded as either assets or liabilities on the Company's balance sheet, with quarterly recognition thereafter of changes in derivative fair values through its income statement. The income effect of derivatives that meet all requirements of a "qualified hedge" under SFAS No. 133 guidance may be offset, in part or in its entirety, by recognition of changes in fair value on specifically identified underlying hedged-items. These hedged-items must be identified at the inception of the hedge and may

                       JOHN HANCOCK LIFE INSURANCE COMPANY

consist of assets, liabilities, firm commitments or forecasted transactions. Depending upon the designated form of the hedge (i.e., fair value or cash flow), changes in fair value must either be recorded immediately through income or through shareholder's equity (Other Comprehensive Income) for subsequent amortization into income.

      In preparing for the implementation of SFAS No. 133, the Company invested significant time and resources to achieve two primary objectives. First, preserving the ability to hedge economic risks inherent in its business operations, with assurance that such hedges were structured in a SFAS No. 133 compliant fashion. Second, the reduction of income volatility arising from "ineffective" or less than perfect hedges, whereby income from hedged-item fair value recognition only partially offsets income from derivatives fair value recognition. In the course of achieving these objectives the Company undertook an extensive examination of its derivatives hedging program. The examination identified two areas where the Company's risk management applications required adjustment to accommodate the requirements of SFAS No. 133. Each of these hedging applications was modified so as to retain its economic effectiveness and achieve compliance with SFAS No. 133. In addition, the examination proved beneficial in several other ways, including the implementation and customization of a vendor derivatives valuation and accounting software, improved front and back office derivatives capabilities, refinement of responsibilities to ensure appropriate separation of duties, and enhanced derivatives compliance procedures.

      Through the year ended December 31, 2001, the reported income volatility attributable to SFAS No. 133 accounting treatment was $(16.3) million and well in line with our pre-SFAS No. 133 implementation expectations. We also reported income volatility of $2.3 million during 2001 due to GAAP derivatives accounting treatment on options that predated SFAS No. 133. This volatility relates to the "inherent ineffectiveness" associated with marking-to-market each quarter out-of-the-money interest rate and equity options. These options hedge interest rate and equity risks present in certain of our asset and liability portfolios. The Company continues to seek process improvements to further reduce expected income volatility, without unduly hindering our objective of aggressively managing economic risks inherent in its lines of business.

      The Company's Investment Compliance Unit monitors all derivatives activity for consistency with internal policies and guidelines. All derivatives trading activity is reported monthly to the Company's Committee of Finance for review, with a comprehensive governance report provided jointly each quarter by the Company's Derivatives Supervisory Officer and Chief Investment Compliance Officer. The table below reflects the Company's derivative positions hedging interest rate risk as of December 31, 2001.

     The notional amounts in the table represent the basis on which pay or receive amounts are calculated and are not reflective of credit risk. These fair value exposures represent only a point in time and will be subject to change as a result of ongoing portfolio and risk management activities.

                                                              As of December 31, 2001
                             --------------------------------------------------------------------------
                                                                             Fair Value
                                          Weighted-    ------------------------------------------------
                               Notional  Average Term  -100 Basis Point     As of      +100 Basis Point
                                Amount     (Years)        Change (2)       12/31/01        Change (2)
                               --------  ------------  ----------------    --------    ----------------
                                                (in millions, except for Weighted-Average Term)

Interest rate swaps .....     $13,397.2      7.8         $(632.2)          $(361.2)        $(97.9)
CMT swaps ...............         353.0      1.0             8.4               8.3            8.3
Futures contracts (1) ...         310.7      6.0            (6.0)             (1.0)           5.7
Interest rate caps ......         297.0      5.4             1.9               3.6            6.6
Interest rate floors ....       8,328.0      8.3           120.0              56.5           30.7
Swaptions ...............          30.0     23.4            (3.0)             (1.3)          (0.5)
                              ---------                  ----------------------------------------

      Totals ............     $22,715.9      7.9         $(510.9)          $(295.1)        $(47.1)
                              =========                  ========================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

(1)   Represents the notional value on open contracts as of December 31, 2001.

(2) The selection of a 100 basis point immediate change in interest rates should not be construed as a prediction by us of future market events but rather as an illustration of the potential impact of such an event.

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

Equity Risk

Equity risk is the possibility that we will incur economic losses due to adverse changes in a particular common stock or warrant. In order to reduce our exposure to market fluctuations on some of our common stock portfolio, we use equity collar agreements. These equity collar agreements limit the market value fluctuations on their underlying equity securities. Our equity collars are comprised of an equal number of purchased put options and written call options, each with strike rates equidistant from the stock price at the time the contract is established. As of December 31, 2001, the fair value of our common stock portfolio was $563.7 million. The fair value of our equity collar agreements as of December 31, 2001 was $(2.2) million. A hypothetical 15% decline in the December 31, 2001 value of the equity securities hedged with equity collar agreements would result in an unrealized loss of approximately $3.6 million. The selection of a 15% immediate change in the value of equity securities should not be construed as a prediction by us of future market events but rather as an illustration of the potential impact of such an event. The fair value of any unhedged common stock holdings will rise or fall with equity market and company-specific trends. In certain cases the Company classifies its equity holdings as trading securities. These holdings are marked-to-market through the income statement, creating investment income volatility that is effectively neutralized by changes in corresponding liability reserves.

Foreign Currency Risk

     Foreign currency risk is the possibility that we will incur economic losses due to adverse changes in foreign currency exchange rates. This risk arises in part from our international operations and the issuance of certain foreign currency-denominated funding agreements sold to non-qualified institutional investors in the international market. We apply currency swap agreements to hedge the exchange risk inherent in our investments and funding agreements denominated in foreign currencies. We also own fixed maturity securities that are denominated in foreign currencies. We use derivatives to hedge the foreign currency risk of these securities (both interest and principal payments). At December 31, 2001, the fair value of our foreign currency denominated fixed maturity securities was approximately $707.8 million. The fair value of our currency swap agreements at December 31, 2001 supporting foreign denominated bonds was $42.6 million.

     We estimate that as of December 31, 2001, a hypothetical 10% immediate change in each of the foreign currency exchange rates to which we are exposed, including the currency swap agreements, would result in no material change to the net fair value of our foreign currency-denominated instruments identified above. The selection of a 10% immediate change in all currency exchange rates should not be construed as a prediction by us of future market events but rather as an illustration of the potential impact of such an event.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

ITEM 8. Financial Statements and Supplementary Data

      See Index to Consolidated Financial Statements and Schedules elsewhere in this Form 10-K.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

ITEM 10. Directors and Executive Officers of John Hancock Life Insurance Company

     Omitted.

ITEM 11. Executive Compensation

     Omitted.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

     Omitted.

ITEM 13. Certain Relationships and Related Transactions

     Omitted.

PART IV

ITEM 14. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)   Documents filed as part of this report:

      1. CONSOLIDATED FINANCIAL STATEMENTS. See Index to Audited Consolidated Financial Statements and Schedules included elsewhere herein.
      2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES. See Index to Audited Consolidated Financial Statements and Schedules included elsewhere herein.
      3.    EXHIBITS. See Exhibit Index elsewhere in this Form 10-K.

(b)   Reports on Form 8-K.

There were no reports on Form 8-K filed for John Hancock Life Insurance Company during the fourth quarter of 2000.

(b)   Exhibits

                       JOHN HANCOCK LIFE INSURANCE COMPANY

               INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors...............................................F-2

Audited Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2001 and 2000.................F-3

Consolidated Statements of Income for the Years Ended
      December 31, 2001, 2000 and 1999.......................................F-5

Consolidated Statements of Changes in Shareholder's Equity and
      Comprehensive Income for the Years Ended December 31, 2001,
      2000 and 1999..........................................................F-6

Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2001, 2000 and 1999.......................................F-7

Notes to Consolidated Financial Statements...................................F-9

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
John Hancock Life Insurance Company

We have audited the accompanying consolidated balance sheets of John Hancock Life Insurance Company as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholder's equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of John Hancock Life Insurance Company at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2001 the Company changed its method of accounting for its employee pension plan and postretirement health and welfare plans, derivatives and certain long-duration participating contracts.

                                                           /s/ ERNST & YOUNG LLP

Boston, Massachusetts
March 1, 2002

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                                                December 31
                                                              2001       2000
                                                           ---------------------
                                                               (in millions)

Assets

Investments - Notes 3 and 4
Fixed maturities:
   Held-to-maturity--at amortized cost
   (fair value: 2001--$1,908.2; 2000--$13,965.8) .......   $ 1,923.5   $14,145.1
   Available-for-sale--at fair value
   (cost: 2001--$35,778.0; 2000--$15,822.4) ............    36,072.1    15,925.4
Equity securities:
   Available-for-sale--at fair value
   (cost: 2001--$433.1; 2000--$587.6) ..................       562.3       846.1
   Trading securities--at fair value
   (cost: 2001--$2.7; 2000--$1.1) ......................         1.4         1.6
Mortgage loans on real estate ..........................     9,667.0     9,659.4
Real estate ............................................       380.4       447.9
Policy loans ...........................................     1,927.0     1,894.9
Short-term investments .................................        78.6       174.9
Other invested assets ..................................     1,676.9     1,335.2
                                                           ---------------------

     Total Investments .................................    52,289.2    44,430.5

Cash and cash equivalents ..............................     1,025.3     2,966.3
Accrued investment income ..............................       745.9       699.4
Premiums and accounts receivable .......................       117.2       129.0
Deferred policy acquisition costs ......................     3,186.3     3,027.1
Reinsurance recoverable - Note 9 .......................     2,464.3     1,905.9
Other assets ...........................................     2,298.4     1,946.8
Separate accounts assets ...............................    18,998.1    23,307.0
                                                           ---------------------

     Total Assets ......................................   $81,124.7   $78,412.0
                                                           =====================

The accompanying notes are an integral part of these consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                                                 December 31
                                                              2001        2000
                                                           ---------------------
                                                               (in millions)
Liabilities and Shareholder's Equity

Liabilities
Future policy benefits .................................   $29,715.0   $26,726.8
Policyholders' funds ...................................    20,530.3    18,543.1
Unearned revenue .......................................       346.0       323.1
Unpaid claims and claim expense reserves ...............       203.8       256.4
Dividends payable to policyholders .....................       472.8       453.7
Short-term debt - Note 7 ...............................       124.6       245.3
Long-term debt - Note 7 ................................       618.7       534.0
Income taxes - Note 5 ..................................       803.9       526.3
Other liabilities ......................................     3,675.5     2,370.7
Separate accounts liabilities ..........................    18,998.1    23,307.0
                                                           ---------------------

     Total Liabilities .................................    75,488.7    73,286.4

Minority interest - Note 8 .............................        28.8          --

Commitments and contingencies - Note 11

Shareholder's Equity - Note 12
Common stock, $10,000 par value; 1,000 shares
   authorized and outstanding ..........................        10.0        10.0
Additional paid in capital .............................     4,763.4     4,764.6
Retained earnings ......................................       608.2       284.3
Accumulated other comprehensive income (loss) ..........       225.6        66.7
                                                           ---------------------
     Total Shareholder's Equity ........................     5,607.2     5,125.6
                                                           ---------------------

     Total Liabilities and Shareholder's Equity ........   $81,124.7   $78,412.0
                                                           =====================

The accompanying notes are an integral part of these consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                     Years Ended December 31
                                                                                   2001        2000       1999
                                                                                 -------------------------------
                                                                                          (in millions)
Revenues
   Premiums ..................................................................   $2,351.9    $2,390.7   $2,021.4
   Universal life and investment-type product charges ........................      600.8       591.4      560.9
   Net investment income - Note 3 ............................................    3,646.2     3,563.9    3,338.9
   Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholders and
     the policyholder dividend obligation ($(4.1), $11.6 and $85.0,
     respectively) - Notes 1, 3 and 13 .......................................     (245.8)       78.3      169.6
   Investment management revenues, commissions and
     Other fees ..............................................................      585.1       746.5      672.5
   Other revenue (expense) ...................................................      185.8         3.4       (1.3)
                                                                                 -------------------------------
     Total revenues ..........................................................    7,124.0     7,374.2    6,762.0

Benefits and expenses
   Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to participating pension contractholders and the policyholder dividend obligation ($25.3,
     $21.0, and $35.3, respectively) - Notes 1, 3 and 13 .....................    4,328.1     4,247.4    4,585.4
   Other operating costs and expenses ........................................    1,227.8     1,288.8    1,251.0
   Amortization of deferred policy acquisition costs, excluding amounts related to net realized investment and other gains (losses)
     ($(29.4) $(9.4) and $49.7, respectively) - Notes 1, 3 and 13 ............      249.0       187.1      125.0
   Dividends to policyholders ................................................      551.7       539.2      487.3
   Demutualization expenses ..................................................         --        10.6       96.2
                                                                                 -------------------------------
     Total benefits and expenses .............................................    6,356.6     6,273.1    6,544.9
                                                                                 -------------------------------

Income before income taxes and cumulative effect of
     accounting changes ......................................................      767.4     1,101.1      217.1

Income taxes - Note 5 ........................................................      200.7       308.9       81.5
                                                                                 -------------------------------

Income before cumulative effect of accounting changes ........................      566.7       792.2      135.6

Cumulative effect of accounting changes, net of income tax - Note 1 ..........        7.2          --       (9.7)
                                                                                 -------------------------------

Net income ...................................................................   $  573.9    $  792.2   $  125.9
                                                                                 ===============================

The accompanying notes are an integral part of these consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S
                         EQUITY AND COMPREHENSIVE INCOME

                                                            Additional                Accumulated Other     Total
                                               Common        Paid In       Retained     Comprehensive    Shareholder's  Outstanding
                                                Stock        Capital       Earnings     Income (Loss)       Equity        Shares
                                              -------------------------------------------------------------------------------------
                                                                     (in millions, except for share amounts)
Balance at January 1, 1999 .............            --             --      $ 4,226.6        $ 281.5        $4,508.1         --

  Comprehensive income:
   Net income ..........................                                       125.9                          125.9

   Other comprehensive income,
    net of tax:
     Net unrealized investment
      gains (losses) ...................                                                     (251.4)         (251.4)
     Foreign currency translation
      Adjustment .......................                                                       (1.8)           (1.8)
     Minimum pension liability .........                                                      (22.9)          (22.9)
                                                                                                           --------
  Comprehensive income .................                                                                     (150.2)
                                              -------------------------------------------------------------------------------------

Balance at December 31, 1999 ...........            --             --        4,352.5            5.4         4,357.9         --

  Demutualization transaction ..........         $10.0       $4,722.1       (4,394.4)                         337.7      1,000

  Comprehensive income:
   Net income before
    demutualization ....................                                        41.9                           41.9
   Net income after demutualization ....                                       750.3                          750.3
                                                                           ---------                       --------
    Net income .........................                                       792.2                          792.2

   Other comprehensive income,
    Net of tax:
     Net unrealized investment
      gains (losses) ...................                                                       54.6            54.6
     Foreign currency translation
      Adjustment .......................                                                       (1.5)           (1.5)
     Minimum pension liability .........                                                        8.2             8.2
                                                                                                           --------
  Comprehensive income .................                                                                      853.5

  Capital contributions from
    parent company .....................                         42.5                                          42.5
  Dividend paid to parent company ......                                      (466.0)                        (466.0)
                                              -------------------------------------------------------------------------------------

Balance at December 31, 2000  ..........          10.0        4,764.6          284.3           66.7         5,125.6      1,000

  Demutualization transactions .........                         (1.2)                                         (1.2)

  Comprehensive income:
   Net income ..........................                                       573.9                          573.9

   Other comprehensive income,
    Net of tax:
     Net unrealized investment gains
      (losses) .........................                                                      (81.1)          (81.1)
     Foreign currency translation
      adjustment .......................                                                        1.0             1.0
     Minimum pension liability .........                                                       15.2            15.2
     Cash flow hedges ..................                                                       (3.8)           (3.8)
                                                                                                           --------
  Comprehensive income .................                                                                      505.2

  Dividends paid to parent company .....                                      (250.0)                        (250.0)
  Change in accounting principles ......                                                      227.6           227.6
                                              -------------------------------------------------------------------------------------

Balance at December 31, 2001  ..........         $10.0       $4,763.4      $   608.2        $ 225.6        $5,607.2      1,000
                                              =====================================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Years Ended December 31
                                                                                 2001            2000             1999
                                                                              -------------------------------------------
                                                                                            (in millions)
Cash flows from operating activities:
  Net income ...........................................................      $    573.9       $   792.2       $    125.9
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Amortization of discount - fixed maturities .......................          (134.0)         (102.9)           (67.9)
     Net realized investment and other gains (losses), net .............           245.8           (78.3)          (169.6)
     Change in deferred policy acquisition costs .......................          (204.0)         (235.4)          (251.3)
     Depreciation and amortization .....................................            72.1            78.8             70.0
     Net cash flows from trading securities ............................             0.2            (0.1)              --
     Increase in accrued investment income .............................           (46.5)          (89.8)           (92.6)
     Decrease in premiums and accounts
      receivable .......................................................            11.8             8.4             32.0
     Increase in other assets and other liabilities, net ...............          (263.5)         (464.5)          (304.4)
     Increase in policy liabilities and accruals, net ..................         2,323.7         1,798.1          2,235.1
     Loss on sale of subsidiaries ......................................              --              --             21.3
     Increase (decrease) in income taxes ...............................           195.4           336.7            (31.5)
                                                                              -------------------------------------------

       Net cash provided by operating activities .......................         2,774.9         2,043.2          1,567.0

Cash flows from investing activities:
  Sales of:
    Fixed maturities held-to-maturity ..................................              --              --             24.3
    Fixed maturities available-for-sale ................................        16,058.9         4,360.5          9,567.7
    Equity securities available-for-sale ...............................           614.6           669.9            149.7
    Real estate ........................................................            53.8            59.8          1,277.1
    Short-term investments and other invested assets ...................           113.4            81.5            695.9
  Maturities, prepayments and scheduled redemptions of:
    Fixed maturities held-to-maturity ..................................           241.8         1,807.2          1,769.3
    Fixed maturities available-for-sale ................................         3,051.1         1,476.6          1,800.5
    Equity securities available-for-sale ...............................            35.9            13.4               --
    Short-term investments and other invested assets ...................           168.4           418.8            270.9
    Mortgage loans on real estate ......................................         1,342.0         1,447.4          1,304.3
  Purchases of:
    Fixed maturities held-to-maturity ..................................           (66.7)       (2,092.4)        (2,688.5)
    Fixed maturities available-for-sale ................................       (26,321.9)       (6,961.4)       (12,272.9)
    Equity securities available-for-sale ...............................          (285.8)         (425.3)          (283.6)
    Real estate ........................................................           (52.8)          (58.7)          (190.9)
    Short-term investments and other invested assets ...................          (448.5)         (784.8)          (649.1)
  Mortgage loans on real estate issued .................................        (1,204.5)       (1,499.9)        (2,348.0)
  Net cash (paid) received related to acquisition/sale of businesses ...           (28.2)          141.3           (206.5)
  Other, net ...........................................................           177.4           (25.7)           (57.9)
                                                                              -------------------------------------------

       Net cash used in investing activities ...........................      $ (6,551.1)      $(1,371.8)      $ (1,837.7)

The accompanying notes are an integral part of these consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                                                                    Years Ended December 31
                                                                              2001            2000            1999
                                                                           -----------------------------------------
                                                                                         (in millions)
Cash flows from financing activities:
  Issuance of common stock ..........................................             --       $    10.0              --
  Contribution from Parent ..........................................             --         1,552.0              --
  Payments to eligible policyholders under Plan of Reorganization ...             --        (1,076.7)             --
  Dividend paid to parent company ...................................      $  (250.0)         (466.0)             --
  Universal life and investment-type contract deposits ..............       10,520.3         7,918.2       $ 8,134.9
  Universal life and investment-type contract maturities and
   withdrawals ......................................................       (8,271.8)       (7,034.2)       (7,977.7)
  Issuance of long-term debt ........................................           81.9            20.0             6.0
  Repayment of long-term debt .......................................          (22.9)          (73.2)          (15.5)
  Net decrease in commercial paper ..................................         (222.3)         (158.2)          (30.5)
                                                                           -----------------------------------------

   Net cash provided by financing activities ........................        1,835.2           691.9           117.2
                                                                           -----------------------------------------

   Net (decrease) increase in cash and cash equivalents .............       (1,941.0)        1,363.3          (153.5)

Cash and cash equivalents at beginning of year ......................        2,966.3         1,603.0         1,756.5
                                                                           -----------------------------------------

Cash and cash equivalents at end of year ............................      $ 1,025.3       $ 2,966.3       $ 1,603.0
                                                                           =========================================

The accompanying notes are an integral part of these consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Summary of Significant Accounting Policies

Business

John Hancock Life Insurance Company, (the Company), formerly known as John Hancock Mutual Life Insurance Company (the Mutual Company) and Subsidiaries, is a diversified financial services organization that provides a broad range of insurance and investment products and investment management and advisory services.

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries. All significant intercompany transactions and balances have been eliminated.

Partnerships, joint venture interests and other equity investments in which the Company does not have a controlling interest, but has significant influence, are recorded using the equity method of accounting and are included in other invested assets.

Certain prior year amounts have been reclassified to conform to the current year presentation.

In December 2001, the Company transferred both its remaining portion of John Hancock Canadian Holdings Limited and certain international subsidiaries held by the Company, with a carrying value at December 31, 2001 of $300.1 million, to its parent, JHFS, in the form of a dividend. The transfer has been accounted for as a de-pooling of interests. As a result of the de-pooling of interests, all current and prior period consolidated financial data has been restated to exclude the results of operations, financial position, and cash flows of these transferred foreign subsidiaries from the Company's financial statements. No gain or loss was recognized on the transaction.

The following acquisitions were recorded under the purchase method of accounting and, accordingly, the operating results have been included in the Company's consolidated results of operations from the applicable date of acquisition. Each purchase price was allocated to the assets acquired and the liabilities assumed based on estimated fair values, with the excess of the applicable purchase price over the estimated fair values, if any, recorded as goodwill. These entities or books of business were generally acquired by the Company in execution of its plan to acquire businesses that have strategic value, meet its earnings requirements and advance the growth of its current businesses. The unaudited pro forma revenues, assuming the transactions had taken place at the beginning of the year of acquisition and the preceding year, for 2001, 2000 and 1999, were approximately $7,177.3 million, $7,714.1 million and $6,894.9 million, an increase of $53.3 million, $248.7 million and $132.9 million, respectively, from reported balances. The unaudited pro forma net income for the years ended December 31, 2001, 2000 and 1999, was approximately $572.7 million, $783.9 million and $118.6 million, a change of $(1.2) million, $(8.3) million and $(7.3) million, respectively, from reported balances.

On April 2, 2001, a subsidiary of the Company, Signature Fruit Company, LLC (Signature Fruit), purchased certain assets and assumed certain liabilities out of the bankruptcy proceedings of Tri Valley Growers, Inc., a cooperative association, for approximately $53.0 million. The net losses related to the acquired operations included in the Company's results from the date of acquisition through December 31, 2001 were $3.4 million. The unaudited pro forma results for the years ended December 31, 2001 and 2000, assuming the transaction had taken place at the beginning of 2001 and 2000, would not be materially different from the reported results.

On March 1, 2000, the Company acquired the individual long-term care insurance business of Fortis, Inc. (Fortis) through a coinsurance agreement for approximately $165.0 million. The unaudited pro forma results for the years ended December 31, 2000 and 1999, assuming the acquisition of Fortis had taken place at the beginning of 2000 and 1999, would not be materially different from the reported results.

Reorganization

In connection with the Mutual Company's Plan of Reorganization (the Plan), effective February 1, 2000, the Mutual Company converted from a mutual life insurance company to a stock life insurance company (i.e., demutualized) and became a wholly-owned subsidiary of John Hancock Financial Services, Inc. (JHFS or the parent company), which is a holding company. All policyholder membership interests in the Mutual Company were extinguished on that date

                       JOHN HANCOCK LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 1 -- Summary of Significant Accounting Policies - (Continued)

and eligible policyholders of the Mutual Company received, in the aggregate,
212.8 million shares of common stock of JHFS, $1,438.7 million of cash and $43.7 million of policy credits as compensation. In addition, the Company established a closed block to fund the guaranteed benefits and dividends of certain participating insurance policies. In connection with the Plan, the Mutual Company changed its name to John Hancock Life Insurance Company.

In addition, on February 1, 2000, JHFS completed its initial public offering
(IPO) in which 102.0 million shares of common stock were issued at a price of $17.00 per share. Net proceeds from the IPO were $1,657.7 million, of which $105.7 million was retained by JHFS and $1,552.0 million was contributed to the Company.

Investments

The Company classifies its debt and equity investment securities into one of three categories: held-to-maturity, available-for-sale or trading. The Company determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Fixed maturity investments include bonds, mortgage-backed securities, and redeemable preferred stock and are classified as held-to-maturity or available-for-sale. Those bonds and mortgage-backed securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Fixed maturity investments not classified as held-to-maturity are classified as available-for-sale and are carried at fair value. Unrealized gains and losses related to available-for-sale securities are reflected in shareholder's equity, net of related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholders, amounts credited to the policyholder dividend obligation, and applicable taxes. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. The amortized cost of fixed maturity investments is adjusted for impairments in value deemed to be other than temporary and such adjustments are reported as a component of net realized investment and other gains (losses).

For the mortgage-backed bond portion of the fixed maturity investment portfolio, the Company recognizes income using a constant effective yield based on anticipated prepayments and the estimated economic life of the securities. When actual prepayments differ significantly from anticipated prepayments, the effective yield is recalculated to reflect actual payments to date plus anticipated future payments, and any resulting adjustment is included in net investment income.

Equity securities include common stock and non-redeemable preferred stock. Equity securities that have readily determinable fair values are carried at fair value. For equity securities that the Company has classified as available-for-sale, unrealized gains and losses are reflected in shareholder's equity, as described above for available-for-sale fixed maturity securities. Impairments in value deemed to be other than temporary are reported as a component of net realized investment and other gains (losses). Gains and losses, both realized and unrealized, on equity securities classified as trading are included in net realized investment and other gains (losses).

Mortgage loans on real estate are carried at unpaid principal balances adjusted for amortization of premium or discount, less allowance for probable losses. When it is probable that the Company will be unable to collect all amounts of principal and interest due according to the contractual terms of the mortgage loan agreement, the loan is deemed to be impaired and a valuation allowance for probable losses is established. The valuation allowance is based on the present value of the expected future cash flows, discounted at the loan's original effective interest rate or on the collateral value of the loan if the loan is collateral dependent. Any change to the valuation allowance for mortgage loans on real estate is reported as a component of net realized investment and other gains (losses). Interest received on impaired mortgage loans on real estate is included in interest income in the period received. If foreclosure becomes probable, the measurement method used is collateral value. Foreclosed real estate is then recorded at the collateral's fair value at the date of foreclosure, which establishes a new cost basis.

Investment real estate, which the Company has the intent to hold for the production of income, is carried at depreciated cost, using the straight-line method of depreciation, less adjustments for impairments in value. In those cases where it is determined that the carrying amount of investment real estate is not recoverable, an impairment loss is recognized based on the difference between the depreciated cost and fair value of the asset. The Company reports impairment losses as part of net realized investment and other gains (losses).

Real estate to be disposed of is carried at the lower of cost or fair value less costs to sell. Any change to the valuation allowance for real estate to be disposed of is reported as a component of net realized investment and other gains (losses). The Company does not depreciate real estate to be disposed of.

                       JOHN HANCOCK LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 1 -- Summary of Significant Accounting Policies - (Continued)

Policy loans are carried at unpaid principal balances, which approximate fair value.

Short-term investments are carried at amortized cost, which approximates fair value.

Net realized investment and other gains (losses), other than those related to separate accounts for which the Company does not bear the investment risk, are determined on the basis of specific identification of cost and are reported net of related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholder accounts, and amounts credited to the policyholder dividend obligation.

Derivative Financial Instruments

The Company uses various derivative instruments to hedge and manage its exposure to changes in interest rate levels, foreign exchange rates, and equity market prices, and to manage the duration of assets and liabilities. All derivatives are carried on the consolidated balance sheets at fair value.

In certain cases, the Company uses hedge accounting as allowed by Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," by designating derivative instruments as either fair value hedges or cash flow hedges. For derivative instruments that are designated and qualify as fair value hedges, the change in fair value of the derivative instrument as well as the offsetting change in fair value of the hedged item are recorded in net realized investment and other gains (losses). Basis adjustments are amortized into income through net realized investment and other gains and losses. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the change in fair value of the derivative instrument is recorded in other comprehensive income, and then reclassified into income when the hedged item affects income. Hedge effectiveness is assessed quarterly by a variety of techniques including regression analysis and cumulative dollar offset. In certain cases, there is no hedge ineffectiveness because the derivative instrument was constructed such that all the terms of the derivative exactly match the hedged risk in the hedged item. If a hedge becomes ineffective, the hedge accounting described above ceases.

In cases where the Company receives or pays a premium as consideration for entering into a derivative instrument (i.e., interest rate caps and floors, swaptions, and equity collars), the premium is amortized into investment income over the useful life of the derivative instrument. The fair value of such premiums (i.e., the inherent ineffectiveness of the derivative) is excluded from the assessment of hedge effectiveness and is included in net realized investment and other gains (losses). Changes in fair value of derivatives that are not hedges are included in net realized investment and other gains (losses).

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid debt investments with a remaining maturity of three months or less when purchased.

Deferred Policy Acquisition Costs

Costs that vary with, and are related primarily to, the production of new business have been deferred to the extent that they are deemed recoverable. Such costs include commissions, certain costs of policy issue and underwriting, and certain agency expenses. For participating traditional life insurance policies, such costs are amortized over the life of the contracts at a constant rate based on the present value of the estimated gross margin amounts expected to be realized over the lives of the contracts. Estimated gross margin amounts include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. For universal life insurance contracts and investment-type products, such costs are being amortized generally in proportion to the present value of expected gross profits arising principally from surrender charges and investment results, and mortality and expense margins. The effects on the amortization of deferred policy acquisition costs of revisions to estimated gross margins and profits are reflected in earnings in the period such estimated gross margins and profits are revised. For non-participating term life and long-term care insurance products, such costs are being amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policy benefit reserves. Amortization of deferred policy acquisition costs was $219.6 million, $177.7 million and $174.7 million in 2001, 2000 and 1999, respectively.

Amortization of deferred policy acquisition costs is allocated to: (1) net realized investment and other gains (losses) for those products in which such gains (losses) have a direct impact on the amortization of deferred policy acquisition costs; (2) unrealized investment gains and losses, net of tax, to provide for the effect on the deferred

                       JOHN HANCOCK LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 1 -- Summary of Significant Accounting Policies - (Continued)

policy acquisition cost asset that would result from the realization of unrealized gains and losses on assets backing participating traditional life insurance and universal life and investment-type contracts; and (3) a separate component of benefits and expenses to reflect amortization related to the gross margins or profits, excluding net realized investment and other gains (losses), relating to policies and contracts in force.

Net realized investment and other gains (losses) related to certain products have a direct impact on the amortization of deferred policy acquisition costs as such gains and losses affect the amount and timing of profit emergence.

Accordingly, to the extent that such amortization results from net realized investment and other gains (losses), management believes that presenting realized investment and other gains and losses net of related amortization of deferred policy acquisition costs provides information useful in evaluating the operating performance of the Company. This presentation may not be comparable to presentations made by other insurers.

Reinsurance

The Company utilizes reinsurance agreements to provide for greater diversification of business, allowing management to control exposure to potential losses arising from large risks and provide additional capacity for growth.

Assets and liabilities related to reinsurance ceded contracts are reported on a gross basis. The accompanying statements of income reflect premiums, benefits and settlement expenses net of reinsurance ceded. Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. The Company remains liable to its policyholders to the extent that counterparties to reinsurance ceded contracts do not meet their contractual obligations.

Goodwill and Value of Business Acquired

The excess of cost over the fair value of the net assets of businesses acquired (goodwill) was $116.0 million and $131.2 million at December 31, 2001 and 2000, respectively, and is included in other assets in the consolidated balance sheets. Goodwill relating to acquisitions completed before July 1, 2001 is amortized on systematic bases over periods not exceeding 40 years, which correspond with the benefits estimated to be derived from the acquisitions. Accumulated amortization was $58.1 million and $48.0 million at December 31, 2001 and 2000, respectively. Amortization expense included in other operating costs and expenses was $11.3 million, $11.2 million, and $8.5 million, in 2001, 2000 and 1999, respectively. The Company reevaluates the recoverability of recorded goodwill based on the undiscounted cash flows of the related business whenever significant events or changes indicate an impairment might exist. If the undiscounted cash flows do not support the amount recorded, an impairment is recognized by a charge to current operations to reduce the carrying value of the goodwill based on the expected discounted cash flows of the related business.

The Company records an asset representing the present value of estimated future profits of insurance policies inforce related to the businesses acquired. This asset is recorded as the value of business acquired (VOBA) and amounted to $76.2 million and $81.4 million at December 31, 2001 and 2000, respectively, and is included in other assets in the consolidated balance sheets. VOBA is amortized in proportion to the present value of expected gross profits. Amortization expense included in other operating costs and expenses was $2.3 million, $4.2 million and $1.3 million in 2001, 2000 and 1999 respectively.

Separate Accounts

Separate accounts assets and liabilities reported in the accompanying consolidated balance sheets represent funds that are administered and invested by the Company to meet specific investment objectives of the contractholders. Net investment income and net realized investment and other gains (losses) generally accrue directly to such contractholders who bear the investment risk, subject in some cases to minimum guaranteed rates. The assets of each separate account are legally segregated and are not subject to claims that arise out of any other business of the Company. Separate account assets are reported at fair value. Deposits, net investment income and net realized investment and other gains (losses) of separate accounts are not included in the revenues of the Company. Fees charged to contractholders, principally mortality, policy administration and surrender charges, are included in universal life and investment-type product charges.

                       JOHN HANCOCK LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

For non-participating traditional life insurance policies, future policy benefits are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency, interest and expenses established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on the Company's experience, which, together with interest and expense assumptions, include a margin for adverse deviation. Benefit liabilities for annuities during the accumulation period are equal to accumulated contractholders' fund balances and after annuitization are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 2.5% to 8.0% for life insurance liabilities, from 2.0% to 14.2% for individual annuity liabilities and from 2.0% to 11.3% for group annuity liabilities.

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

Policyholders' funds for universal life and investment-type products, including guaranteed investment contracts and funding agreements, are equal to the policyholder account values before surrender charges. Policy benefits that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policyholders' account balances. Interest crediting rates range from 3.0% to 9.0% for universal life products and from 2.0% to 14.7% for investment-type products.

Major components of policyholder funds presented in the consolidated balance sheets are summarized as follows:

                                                                          December 31
                                                                      2001           2000
                                                                   ------------------------
                                                                         (in millions)
Liabilities for policyholder funds
    Guaranteed investment contracts .........................      $ 6,583.5      $ 7,985.5
    U.S. funding agreements .................................           67.1           80.9
    Global funding agreements backing medium-term notes .....        9,490.4        6,266.3
    Other investment-type contracts .........................        2,247.7        2,341.8
                                                                   ---------      ---------

          Total liabilities for investment type contracts ...       18,388.7       16,674.5

  Liabilities for individual annuities ......................           56.6           62.2
  Universal life and other reserves .........................        2,085.0        1,806.4
                                                                   ---------      ---------

          Total liabilities for policyholder funds ..........      $20,530.3      $18,543.1
                                                                   =========      =========

The Company is authorized to issue up to $15.0 billion in global funding agreements under two distribution programs, and through December 31, 2001, we have $9.5 billion outstanding. Global funding agreements are

                       JOHN HANCOCK LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 1 -- Summary of Significant Accounting Policies - (Continued)

investment products which require the Company to pay a stated rate of interest on the principal amount and to repay the principal at maturity. These agreements may not be terminated prior to maturity by the Company or the contractholder. Claims for principal and interest under these global funding agreements are afforded equal priority to claims of life insurance and annuity policyholders under the insolvency provisions of Massachusetts Insurance Laws. Under the Company's programs, the global funding agreements are issued to special purpose entities. The special purpose entities fund the purchase of the global funding agreement through the issuance of medium-term notes to investors. These notes are non-recourse to the Company. If the medium-term notes issued by the special purpose entity are denominated in a foreign currency, the Company also enters into a currency swap with the special purpose entity. Similarly, the Company may enter into an interest rate swap with the special purpose entity to match the interest rate characteristics of the global funding agreement to those of the medium term note. As a result, the payment terms of any particular series of notes issued by the special purpose entity correspond to the payment terms of the global funding agreement and swap agreement(s), if any, that secure that series.

Under the first program, established in May 1998 for $2.5 billion, expanded to $7.5 billion in 1999, an affiliated offshore special purpose entity issued medium-term notes in Europe, Asia and Australia. Through December 31, 2001, there is $3.9 billion outstanding under this program. This special purpose entity is consolidated in the Company's financial statements. The medium-term notes issued by this special purpose entity are reported with global funding agreements in the Company's consolidated balance sheet.

Under the second program, established in June 2000, for $5.0 billion, expanded to $7.5 billion in 2001, the unaffiliated special purpose entity issued medium-term notes in Europe, Asia, and to institutional investors in the United States. Through December 31, 2001, there is $5.6 billion outstanding under this program. Although this special purpose entity is not consolidated in the Company's financial statements, the funding agreements backing the related medium-term notes are included in policyholders' funds in the Company's consolidated balance sheets.

At December 31, 2001, the annual contractual maturities of global funding agreements on notes issued under both programs were as follows: 2002 - $236.6 million; 2003 - $1,227.8 million; 2004 - $1,227.6 million; 2005 - $1,246.3 million; 2006 - $2,047.9 million; 2007 and thereafter - $3,504.2 million.

Participating Insurance

Participating business represents approximately 76.6%, 86.3%, and 88.1% of the Company's life insurance in force, 98.1%, 97.9%, and 98.3% of the number of life insurance policies in force, and 92.1%, 99.6% and 97.4%, of life insurance premiums in 2001, 2000 and 1999, respectively.

The portion of earnings allocated to participating pension contractholders and closed block policyholders that cannot be expected to inure to the Company is excluded from net income and shareholder's equity.

The amount of policyholders' dividends to be paid is approved annually by the Company's Board of Directors. The determination of the amount of policyholder dividends is complex and varies by policy type. In general, the aggregate amount of policyholders' dividends is related to actual interest, mortality, morbidity, persistency and expense experience for the year and is also based on management's judgment as to the appropriate level of statutory surplus to be retained by the Company. For policies included in the closed block, expense experience is not included in determining policyholders' dividends.

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

Premiums from long-term care insurance contracts are recognized as income when due. Premiums from group life

                       JOHN HANCOCK LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

Severance

As part of JHFS's ongoing Competitive Position Project, it has initiated a restructuring plan to reduce costs and increase future operating efficiency by consolidating portions of its operations. The plan consists primarily of reducing staff in the home office and terminating certain operations outside the home office.

In connection with the restructuring plan, approximately 872 employees have been or will be terminated. These employees are or have been associated with operations in the Boston office and outside the home office. As of December 31, 2001 and 2000, the liability for employee termination costs, included in other liabilities was $18.0 million and $20.6 million, respectively. Employee termination costs, included in other operating costs and expenses, were $40.0 million, $18.8 million and $26.3 million for the years ended December 31, 2001, 2000 and 1999, respectively. Of the total number of employees affected, approximately 855 employees were terminated as of December 31, 2001, having received benefit payments of approximately $67.8 million.

On January 7, 2002, as part of its ongoing expense reduction program, the Company eliminated an additional 160 jobs. During the first quarter of 2002, affected employees will receive severance benefits and outplacement services of approximately $5.7 million.

Cumulative Effect of Accounting Changes

During the first quarter of 2001, the Company changed the method of accounting for the recognition of deferred gains and losses considered in the calculation of the annual expense for its employee pension plan under SFAS No. 87, "Employers' Accounting for Pensions," and for its postretirement health and welfare plans under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company changed the method of recognizing gains and losses from deferral within a 10% corridor and amortization of gains outside this corridor over the future working careers of the participants to deferral within a 5% corridor and amortization of gains and losses outside this corridor over the future working careers of the participants. The new method is preferable because in the Company's situation, it produces results that more closely match current economic realities of the Company's retirement and welfare plans through the use of the current fair values of assets while still mitigating the impact of extreme gains and losses. As a result, on January 1, 2001, the Company recorded a credit of $18.6 million (net of tax of $9.9 million), related to its employee benefit pension plans, and a credit of $4.7 million (net of tax of $2.6 million), related to its postretirement health and welfare plans. The total credit recorded as a cumulative effect of an accounting change was $23.3 million (net of tax of $12.5 million) for the year ended December 31, 2001. This

                       JOHN HANCOCK LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 1 -- Summary of Significant Accounting Policies - (Continued)

change in accounting increased net income for the year ended December 31, 2001 by $4.4 million. The unaudited pro forma results for the years ended December 31, 2000 and 1999, assuming this change in accounting had taken place as of the beginning of 2000 and 1999, would not be materially different from the reported results.

On January 1, 2001, the Company adopted SFAS No. 133, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". The adoption of SFAS No. 133, as amended, resulted in a charge to operations accounted for as a cumulative effect of accounting change of $16.1 million (net of tax benefit of $8.3 million) as of January 1, 2001. In addition, as of January 1, 2001, a $227.6 million (net of tax of $122.6 million) cumulative effect of accounting change was recorded in other comprehensive income for (1) the transition adjustment in the adoption of SFAS No. 133, as amended, an increase of $40.5 million (net of tax of $21.8 million), and (2) the reclassification of $12.1 billion in securities from the held-to-maturity category to the available-for-sale category, an increase of $187.1 million (net of tax of $100.8 million).

In April 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-5, "Reporting the Costs of Start-Up Activities." The SOP, which was adopted by the Company on January 1, 1999, required that start-up costs capitalized prior to January 1, 1999 be written-off immediately and any start-up costs incurred on or after January 1, 1999 be expensed as incurred. The adoption of SOP 98-5 resulted in a charge to operations of $9.7 million (net of tax of $5.9 million) and was accounted for as a cumulative effect of an accounting change.

Recent Accounting Pronouncements

In September 2001, the Financial Accounting Standards Board's (FASB's) Emerging Issues Task Force (EITF) reached a consensus on Issue 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001." Issue 01-10 presents guidance relative to accounting for and financial reporting of the events of September 11, 2001 (the Events), including both how and when to measure, record and report losses and any resulting liabilities which are directly attributable to the Events. Based on a comprehensive review of the Company's operations, the Company believes that the Events had no material financial impact on the Company's results of operations or financial position.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also clarifies the criteria to recognize intangible assets separately from goodwill, and prohibits the amortization of goodwill relating to acquisitions completed after July 1, 2001. SFAS No. 141 is effective for business combinations initiated after June 30, 2001.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets deemed to have indefinite lives no longer be amortized to earnings, but instead be reviewed at least annually for impairment. Intangible assets with definite lives will continue to be amortized over their useful lives. SFAS No. 142 will be effective January 1, 2002. The Company estimates that adoption of SFAS No. 142 on January 1, 2002, and the cessation of amortization of previously amortizable goodwill, will result in an increase in net income of $7.8 million (net of tax of $3.4 million) for the year ending December 31, 2002. During early 2002, the Company will perform initial impairment tests of goodwill as of January 1, 2002 based on the guidance in SFAS No. 142. The Company plans on evaluating the goodwill of each reporting unit for impairment using valuations of reporting units based on earnings and book value multiples and by reference to similar multiples of publicly traded peers. Any goodwill impairments resulting from these initial impairment tests would be recorded as the cumulative effect of a change in accounting principle. The Company has conducted preliminary impairment tests which indicated no impairments of goodwill. The Company does not expect the impact of the impairment tests required under SFAS No. 142 to have a material impact on its results of operations, earnings or financial position.

In January 2001, the EITF reached a consensus on Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". Issue 99-20 requires investors in certain asset-backed securities to record changes in their estimated yield on a prospective basis and specifies evaluation methods with which to evaluate these securities for an other-than-temporary decline in value. The adoption of EITF 99-20 did not have a material financial impact on the Company's results of operations or financial position.

In December 2000, the AICPA issued SOP 00-3, "Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance

                       JOHN HANCOCK LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 1 -- Summary of Significant Accounting Policies - (Continued)

Holding Companies and Certain Long-Duration Participating Contracts." The SOP, which was adopted with respect to accounting for demutualization expenses by the Company on December 31, 2000, requires that demutualization related expenses be classified as a single line item within income from continuing operations and should not be classified as an extraordinary item. The adoption of SOP 00-3 resulted in the reclassification of demutualization expenses previously recorded as an extraordinary item in 1999 of $93.6 million (net of tax of $2.6 million). On October 1, 2001, the Company adopted the remaining provisions of SOP 00-3 which required the reclassification of $9,710.0 million and $12,035.9 million of closed block assets and liabilities, respectively at December 31, 2000, and $1,467.7 million and $1,343.6 million of closed block revenues, and benefits and expenses, respectively, for the period from February 1, 2000 (date of demutualization) to December 31, 2000, all of which were reclassified to other existing asset, liability, revenue, and benefit and expense accounts. The required implementation of SOP 00-3 also resulted in a reduction of net income of $20.2 million (net of tax of $6.6 million), for the period from February 1, 2000 to December 31, 2000 and $3.4 million (net of tax of $1.8 million), for the nine months ended September 30, 2001. Finally, adoption also resulted in the recognition of a policyholder dividend obligation of $77.0 million at December 31, 2000, which represents cumulative actual closed block earnings in excess of expected periodic amounts calculated at the date of the demutualization. See
Note 6 for a summary description of the closed block assets, liabilities, revenues and expenses.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 provides new accounting and reporting standards which are based on consistent application of a financial components approach that focuses on control. Under this approach, after a transfer of financial assets, the Company recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 140 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The adoption of SFAS No. 140 did not have a material impact on the Company's results of operations or financial position.

Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," provides guidance on how to account for the issuance of stock and stock options to employees. Certain of the Company's employees are compensated, in part, with non-vested stock and stock options, issued by the parent company, JHFS, and the related expenses are borne by the Company. The Company adopted APB No. 25 upon its demutualization and upon JHFS' IPO effective February 1, 2000. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of JHFS' stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost is recognized over the requisite vesting periods based on market value on the date of grant. APB No. 25 was amended by SFAS No. 123, "Accounting for Stock-Based Compensation," to require pro forma disclosures of net income and earnings per share as if a "fair value" based method was used. On March 31, 2000, the FASB issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25." The Interpretation clarifies guidance for certain issues that arose in the application of APB No. 25. The Company was required to adopt the Interpretation on July 1, 2000. Interpretation No. 44 did not have a material impact on the Company's results of operations or financial position.

In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial
Statements." SAB 101 clarifies the SEC staff's views on applying generally accepted accounting principles to revenue recognition in financial statements. In March 2000, the SEC issued an amendment, SAB 101A, which deferred the effective date of SAB 101. In June 2000, the SEC issued a second amendment, SAB 101B, which deferred the effective date of SAB 101 to no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company adopted SAB 101 in the fourth quarter of fiscal 2000. The adoption of SAB 101 did not have a material impact on the Company's results of operations or financial position.

Codification

In March 1998, the National Association of Insurance Commissioners (NAIC) adopted codified statutory accounting principles (Codification) effective January 1, 2001. Codification changes prescribed statutory accounting practices and resulted in changes to the accounting practices that the Company and its domestic life insurance subsidiaries use

                       JOHN HANCOCK LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 1 -- Summary of Significant Accounting Policies - (Continued)

to prepare their statutory-basis financial statements. The states of domicile of the Company and its domestic life insurance subsidiaries have adopted Codification as the prescribed basis of accounting on which domestic insurers must report their statutory-basis results effective January 1, 2001. The cumulative effect of changes in accounting principles adopted to conform to the requirements of Codification is reported as an adjustment to surplus in the statutory-basis financial statements as of January 1, 2001. Implementation of Codification did not have a material impact on the Company's domestic life insurance subsidiaries' statutory-basis capital and surplus, and these companies remain in compliance with all regulatory and contractual obligations.

Note 2 -- Related Party Transactions

Certain directors of the Company are members or directors of other entities that periodically perform services for or have other transactions with Company. Such transactions are either subject to bidding procedures or are otherwise entered into on terms comparable to those that would be available to unrelated third parties and are not material to the Company's results of operations or financial condition.

The Company provides certain administrative and asset management services to its pension plans and employee welfare trust. Fees paid to the Company for these services were $8.4 million, $6.4 million and $6.5 million during the years ended December 31, 2001, 2000 and 1999, respectively.

The Company provides JHFS with personnel, property and facilities in carrying out certain of its corporate functions. JHFS determines fees, annually, for these services and facilities based on a number of criteria. The amount of these service fees charged to JHFS were $28.5 million and $19.8 million for the years ended December 31, 2001 and 2000, respectively. These fees are included as a reduction of other operating costs and expenses in the consolidated statements of income.

The Company has reinsured certain portions of its long term care and group pension businesses with John Hancock Reassurance Company, Ltd. of Bermuda (JHReCo), a wholly owned subsidiary of JHFS. The Company entered into these reinsurance contracts in order to facilitate its capital management process. These reinsurance contracts are primarily written on a funds withheld basis where the related financial assets remain invested at the Company. As a result, the Company recorded accounts payable to JHReCo for coinsurance amounts withheld of $1,158.9 million and $633.2 million at December 31, 2001 and 2000, respectively, which are included with other liabilities in the consolidated balance sheets, and recorded reinsurance recoverable from JHReCo of $1,504.6 million and $870.4 million at December 31, 2001 and 2000, respectively, which are included with other reinsurance recoverables on the consolidated balance sheets. Premiums ceded to JHReCo were $740.8 million, $396.7 million and $306.2 million during 2001, 2000 and 1999 respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 3 -- Investments

The following information summarizes the components of net investment income and net realized investment and other gains (losses):

                                                                                     Years Ended December 31
                                                                                2001           2000           1999
                                                                             --------------------------------------
                                                                                         (in millions)
Net Investment Income
    Fixed maturities ..................................................      $2,721.2       $2,456.2       $2,407.0
    Equity securities .................................................          29.7           23.3           19.2
    Mortgage loans on real estate .....................................         774.4          796.2          750.7
    Real estate .......................................................          67.7           82.7          147.3
    Policy loans ......................................................         118.4          112.7          105.3
    Short-term investments ............................................          73.9          147.1           83.7
    Other .............................................................         101.4          200.7          161.8
                                                                             --------------------------------------
    Gross investment income ...........................................       3,886.7        3,818.9        3,675.0

       Less investment expenses .......................................         240.5          255.0          336.1
                                                                             --------------------------------------

Net investment income .................................................      $3,646.2       $3,563.9       $3,338.9
                                                                             ======================================

Net realized investment and other gains (losses),
    net of related amortization of deferred policy
    acquisition costs, amounts credited to the policyholder
    dividend obligation and amounts credited to
    participating pension contractholders
    Fixed maturities ..................................................      $ (351.1)      $ (135.3)      $  (34.2)
    Equity securities .................................................         201.8          196.1          109.7
    Mortgage loans on real estate and real estate to be disposed of ...         (60.4)         (15.2)         141.3
    Derivatives and other invested assets .............................         (40.2)          44.3           37.8
    Amortization adjustment for deferred policy acquisition
      costs ...........................................................          29.4            9.4          (49.7)
    Amounts credited to the policyholder dividend obligation ..........          17.0          (14.1)            --
    Amounts credited to participating pension contractholders .........         (42.3)          (6.9)         (35.3)
                                                                             --------------------------------------

Net realized investment and other gains (losses),
    net of related amortization of deferred policy
    acquisition costs, amounts credited to the policyholder
    dividend obligation and amounts credited to participating
    pension contractholders ...........................................      $ (245.8)      $   78.3       $  169.6
                                                                             ======================================

Gross gains of $ 349.9 million in 2001, $294.6 million in 2000 and $186.4 million in 1999, and gross losses of $119.0 million in 2001, $123.6 million in 2000 and $173.7 million in 1999, were realized on the sale of available-for-sale securities.

                       JOHN HANCOCK LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 3 -- Investments - (Continued)

The Company's investments in held-to-maturity securities and available-for-sale securities are summarized below:

                                                               Gross         Gross
                                               Amortized     Unrealized    Unrealized       Fair
                                                 Cost          Gains         Losses         Value
                                               ----------------------------------------------------
                                                                  (in millions)
December 31, 2001
Held-to-Maturity:

Corporate securities ....................      $ 1,073.9      $   28.3      $   15.2      $ 1,087.0

Mortgage-backed securities ..............          844.9          14.5          43.0          816.4

Obligations of states and
  political subdivisions ................            4.7           0.1            --            4.8
                                               ----------------------------------------------------

   Total fixed maturities held-to-
     maturity ...........................      $ 1,923.5      $   42.9      $   58.2      $ 1,908.2
                                               ====================================================

Available-for-Sale:

Corporate securities ....................      $29,680.2      $1,103.5      $  879.1      $29,904.6

Mortgage-backed securities ..............        5,252.7         125.1          98.7        5,279.1

Obligations of states and
  political subdivisions ................           93.3           5.5           0.2           98.6

Debt securities issued by foreign
  governments ...........................          457.1          44.7           4.0          497.8

U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies .............          294.7           3.8           6.5          292.0
                                               ----------------------------------------------------

Fixed maturities available-for-sale .....       35,778.0       1,282.6         988.5       36,072.1

Equity securities .......................          433.1         175.5          46.3          562.3
                                               ----------------------------------------------------

   Total fixed maturities and equity
     securities available-for-sale ......      $36,211.1      $1,458.1      $1,034.8      $36,634.4
                                               ====================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 3 -- Investments - (Continued)

                                                              Gross       Gross
                                               Amortized    Unrealized  Unrealized       Fair
                                                 Cost         Gains       Losses        Value
                                               ------------------------------------------------
                                                                (in millions)
December 31, 2000
Held-to-Maturity:

Corporate securities ....................      $12,834.7      $553.7      $698.4      $12,690.0

Mortgage-backed securities ..............        1,202.5        11.5        53.0        1,161.0

Obligations of states and
  political subdivisions ................          102.3         3.1         0.9          104.5

Debt securities issued by foreign
  governments ...........................            5.6         4.7          --           10.3
                                               ------------------------------------------------

   Total fixed maturities held-to-
     maturity ...........................      $14,145.1      $573.0      $752.3      $13,965.8
                                               ================================================

Available-for-Sale:

Corporate securities ....................      $10,948.3      $457.1      $478.2      $10,927.2

Mortgage-backed securities ..............        4,105.0        94.7        33.0        4,166.7

Obligations of states and
  political subdivisions ................           25.3         1.8          --           27.1

Debt securities issued by foreign
  governments ...........................          546.0        67.3        12.0          601.3

U.S. Treasury securities and
  obligations of U.S. government
  corporations and agencies .............          197.8         5.4         0.1          203.1
                                               ------------------------------------------------

Fixed maturities available-for-sale .....       15,822.4       626.3       523.3       15,925.4

Equity securities .......................          587.6       348.5        90.0          846.1
                                               ------------------------------------------------

   Total fixed maturities and equity
     securities available-for-sale ......      $16,410.0      $974.8      $613.3      $16,771.5
                                               ================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 3 -- Investments - (Continued)

The amortized cost and fair value of fixed maturities at December 31, 2001, by contractual maturity, are shown below:

                                                        Amortized         Fair
                                                          Cost           Value
                                                        ------------------------
                                                             (in millions)
Held-to-Maturity:
Due in one year or less ..........................      $    62.9      $    68.0
Due after one year through five years ............           15.4           22.2
Due after five years through ten years ...........           67.7           65.4
Due after ten years ..............................          932.6          936.2
                                                        ------------------------
                                                          1,078.6        1,091.8

Mortgage-backed securities .......................          844.9          816.4
                                                        ------------------------

Total ............................................      $ 1,923.5      $ 1,908.2
                                                        ========================

Available-for-Sale:
Due in one year or less ..........................      $ 1,861.7      $ 1,905.8
Due after one year through five years ............        9,874.3       10,073.3
Due after five years through ten years ...........       10,902.5       10,927.6
Due after ten years ..............................        7,886.8        7,886.3
                                                        ------------------------
                                                         30,525.3       30,793.0

Mortgage-backed securities .......................        5,252.7        5,279.1
                                                        ------------------------

Total ............................................      $35,778.0      $36,072.1
                                                        ========================

Expected maturities may differ from contractual maturities because eligible borrowers may exercise their right to call or prepay obligations with or without call or prepayment penalties.

The sale of fixed maturities held-to-maturity relate to certain securities with amortized cost of $24.3 million for the year ended December 31, 1999, which were sold due to a significant decline in the issuers' credit quality or as part of the sale of the property and casualty operations in 1999. The related net realized investment and other gains on the sales were $0.9 million in 1999.

The change in net unrealized gains (losses) on trading securities that has been included in earnings during 2001, 2000 and 1999 amounted to $(1.8) million, $0.1 million and $(0.1) million, respectively.

The Company participates in a security lending program for the purpose of enhancing income on securities held. At December 31, 2001 and 2000, $775.4 million and $88.6 million, respectively, of the Company's securities, at market value, were on loan to various brokers/dealers, and were fully collateralized by cash and highly liquid securities. The market value of the loaned securities is monitored on a daily basis, and the collateral is maintained at a level of at least 102.0% of the loaned securities' market value.

                       JOHN HANCOCK LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 3 -- Investments - (Continued)

For 2001, 2000 and 1999, investment results passed through to participating pension contractholders as interest credited to policyholders' account balances amounted to $170.5 million, $171.7 million and $180.9 million, respectively.

Mortgage loans on real estate are evaluated periodically as part of the Company's loan review procedures and are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The allowance for losses is maintained at a level believed adequate by management to absorb estimated probable credit losses that exist at the balance sheet date. Management's periodic evaluation of the adequacy of the allowance for losses is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires estimating the amounts and timing of future cash flows expected to be received on impaired mortgage loans that may be susceptible to significant change.

Changes in the allowance for probable losses on mortgage loans on real estate and real estate to be disposed of are summarized below.

                                          Balance at                        Balance at
                                          Beginning                           End of
                                           of Year   Additions   Deductions    Year
                                         ----------------------------------------------
                                                        (in millions)
Year ended December 31, 2001
   Mortgage loans on real estate ....      $ 81.6      $37.8      $  6.6      $112.8
   Real estate to be disposed of ....        43.5       46.0         5.9        83.6
                                           -----------------------------------------
Total ...............................      $125.1      $83.8      $ 12.5      $196.4
                                           =========================================

Year ended December 31, 2000
   Mortgage loans on real estate ....      $107.9      $ 4.6      $ 30.9      $ 81.6
   Real estate to be disposed of ....        58.1       17.1        31.7        43.5
                                           -----------------------------------------
Total ...............................      $166.0      $21.7      $ 62.6      $125.1
                                           =========================================

Year ended December 31, 1999
   Mortgage loans on real estate ....      $ 96.0      $38.4      $ 26.5      $107.9
   Real estate to be disposed of ....       112.0       22.5        76.4        58.1
                                           -----------------------------------------
Total ...............................      $208.0      $60.9      $102.9      $166.0
                                           =========================================

At December 31, 2001 and 2000, the total recorded investment in mortgage loans that are considered to be impaired under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," along with the related provision for losses were as follows:

                                                                              December 31
                                                                           2001        2000
                                                                          -----------------
                                                                            (in millions)
Impaired mortgage loans on real estate with provision for losses ...      $92.5       $32.4
Provision for losses ...............................................      (42.6)      (14.9)
                                                                          -----------------
Net impaired mortgage loans on real estate .........................      $49.9       $17.5
                                                                          =================

                       JOHN HANCOCK LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 3 -- Investments - (Continued)

The average recorded investment in impaired loans and the interest income recognized on impaired loans were as follows:

                                                       Years Ended December 31
                                                      2001      2000       1999
                                                     ---------------------------
                                                            (in millions)

Average recorded investment in impaired loans.....   $62.5     $100.3     $135.5
Interest income recognized on impaired loans......     8.4        2.9        4.9

The payment terms of mortgage loans on real estate may be restructured or modified from time to time. Generally, the terms of the restructured mortgage loans call for the Company to receive some form or combination of an equity participation in the underlying collateral, excess cash flows or an effective yield at the maturity of the loans sufficient to meet the original terms of the loans.

Restructured commercial mortgage loans aggregated $56.0 million and $60.4 million as of December 31, 2001 and 2000, respectively. The expected gross interest income that would have been recorded had the loans been current in accordance with the original loan agreement and the actual interest income recorded were as follows:

                                                     Years Ended December 31
                                                 2001         2000          1999
                                                 -------------------------------
                                                         (in millions)

Expected ...............................         $5.0         $5.2         $11.1
Actual .................................          3.8          4.7           7.2

At December 31, 2001, the mortgage portfolio was diversified by specific collateral property type and geographic region as displayed below:

Collateral                                Carrying          Geographic                          Carrying
Property Type                              Amount           Concentration                        Amount
------------------------------------------------------------------------------------------------------------
                                        (in millions)                                         (in millions)
Apartments..........................           $ 1,601.7    East North Central............         $ 1,072.5
Hotels..............................               451.6    East South Central............             490.6
Industrial..........................               809.8    Middle Atlantic...............           1,490.4
Office buildings ...................             2,601.5    Mountain......................             417.4
Retail..............................             1,429.7    New England...................             891.1
Multi family........................                 1.8    Pacific.......................           1,823.1
Mixed Use...........................               108.0    South Atlantic................           2,097.5
Agricultural .......................             2,532.3    West North Central............             385.1
Other...............................               243.4    West South Central............             907.0
                                                            Canada/Other..................             205.1

Allowance for losses................              (112.8)   Allowance for losses..........           (112.8)
                                      -------------------                                   ----------------

Total...............................           $ 9,667.0    Total.........................         $ 9,667.0
                                      ===================                                   ================

                       JOHN HANCOCK LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 3 -- Investments - (Continued)

Mortgage loans with outstanding principal balances of $2.0 million, bonds with amortized cost of $388.7 million and real estate with a carrying value of $0.5 million were non-income producing for the year ended December 31, 2001.

Depreciation expense on investment real estate was $4.6 million, $7.9 million, and $7.1 million in 2001, 2000, and 1999, respectively. Accumulated depreciation was $65.1 million and $60.9 million at December 31, 2001 and 2000, respectively.

The Company sold $542.9 million, $359.2 million, and $172.0 million of commercial mortgage loans in securitization transactions in 2001, 2000, and 1999, respectively, for which it received net proceeds of $546.1 million, $362.4 million and $175.5 million, in 2001, 2000 and 1999, respectively. During 2001, 2000 and 1999, the Company recognized pre-tax gains of $3.2 million, $3.2 million and $3.5 million, respectively, related to these transactions.

As a result of these securitizations, the Company retained mortgage servicing responsibilities which were recorded as servicing assets. These servicing assets were valued at $1.2 million and $0.8 million at December 31, 2001 and 2000, respectively.

Investments in other assets, which include unconsolidated joint ventures, partnerships, and limited liability corporations, accounted for by using the equity method of accounting totaled $1,062.1 million and $826.5 million at December 31, 2001 and 2000, respectively. Total combined assets of such investments were $12,541.6 million and $5,040.1 million (consisting primarily of investments), and total combined liabilities were $1,108.6 million and $823.3 million (including $580.0 million and $354.0 million of notes payable) at December 31, 2001 and 2000, respectively. Total combined revenues and expenses of these investments in 2001 were $942.5 million and $645.2 million, respectively, resulting in $297.3 million of total combined income from operations. Total combined revenues and expenses were $508.0 million and $172.7 million, respectively, resulting in $335.3 million of total combined income from operations in 2000. Net investment income on investments accounted for using the equity method totaled $56.4 million, $143.8 million and $65.1 million in 2001, 2000, and 1999 respectively.

Note 4 -- Derivatives and Hedging Instruments

The fair value of derivative instruments classified as assets at December 31, 2001 was $331.2 million, and appears on the consolidated balance sheet in other assets. The fair value of derivative instruments classified as liabilities at December 31, 2001 was $580.0 million, and appears on the consolidated balance sheet in other liabilities.

Fair Value Hedges

The Company uses interest rate futures contracts and interest rate swap agreements as part of its overall strategies of managing the duration of assets and liabilities or the average life of certain asset portfolios to specified targets. Interest rate swap agreements are contracts with a counterparty to exchange interest rate payments of a differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal). The net differential to be paid or received on interest rate swap agreements is accrued and recognized as a component of net investment income.

The Company also manages interest rate exposure by using interest rate swap agreements to modify certain liabilities, such as fixed rate debt and Constant Maturity Treasuries (CMT) indexed liabilities, by converting them to a LIBOR-based floating rate.

The Company enters into interest rate cap agreements, cancelable interest rates swap agreements, and written swaptions to manage the interest rate exposure of options that are embedded in certain assets and liabilities. A written swaption obligates the Company to enter into an interest rate agreement on the expiration date, contingent on future interest rates. Interest rate cap and floor agreements are contracts with a counterparty which require the payment of a premium for the right to receive payments for the difference between the cap or floor interest rate and a

                       JOHN HANCOCK LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 4 -- Derivatives and Hedging Instruments - (Continued)

market interest rate on specified future dates based on an underlying principal balance (notional principal). Amounts earned on interest rate cap and floor agreements and swaptions are recorded as an adjustment to net investment income.

The Company uses equity collar agreements to reduce its equity market exposure with respect to certain common stock investments that the Company holds. A collar consists of a written call option that limits the Company's potential for gain from appreciation in the stock price as well as a purchased put option that limits the Company's potential for loss from a decline in the stock price.

Currency rate swap agreements are used to manage the Company's exposure to foreign exchange rate fluctuations. Currency rate swap agreements are contracts to exchange the currencies of two different countries at the same rate of exchange at specified future dates. The net differential to be paid or received on currency rate swap agreements is accrued and recognized as a component of net investment income.

For the year ended December 31, 2001, the Company recognized a net loss of $16.5 million related to the ineffective portion of its fair value hedges, and a net gain of $1.9 million, related to the portion of the hedging instruments that were excluded from the assessment of hedge effectiveness. Both of these amounts are recorded in net realized investment and other gains and losses. For the year ended December 31, 2001, all of the Company's hedged firm commitments qualified as fair value hedges.

Cash Flow Hedges

The Company uses forward starting interest rate swap agreements to hedge the variable cash flows associated with future fixed income asset acquisitions, which will support the Company's long-term care and life insurance businesses. These agreements will reduce the impact of future interest rate changes on the cost of acquiring adequate assets to support the investment income assumptions used in pricing these products. During the periods in the future when the acquired assets are held by the Company, the accumulated gain or loss will be amortized into investment income as a yield adjustment on the assets.

The Company used interest rate futures contracts to hedge the variable cash flows associated with variable benefit payments that it will make on certain annuity contracts. Amounts are reclassified from other comprehensive income when benefit payments are made.

The Company used interest rate floor agreements to hedge the interest rate risk associated with minimum interest rate guarantees in certain of its life insurance and annuity businesses. Amounts are reclassified from other comprehensive income if interest rates fall below certain levels.

For the year ended December 31, 2001, the Company recognized a loss of $0.2 million related to the ineffective portion of its cash flow hedges, and a net gain of $0.4 million related to the portion of the hedging instruments that was excluded from the assessment of hedge effectiveness. Both of these amounts are recorded in net realized investment and other gains and losses. For the year ended December 31, 2001, all of the Company's hedged forecast transactions qualified as cash flow hedges.

For the year ended December 31, 2001, a net loss of $0.2 million was reclassified from other accumulated comprehensive income to earnings. It is anticipated that approximately $0.6 million of net gains will be reclassified from other accumulated comprehensive income to earnings within the next twelve months. The maximum length for which variable cash flows are hedged is 24 years.

For the year ended December 31, 2001, none of the Company's cash flow hedges have been discontinued because it was probable that the original forecasted transactions would not occur by the end of the originally specified time period documented at inception of the hedging relationship.

The transition adjustment for the adoption of SFAS No. 133, as amended, resulted in an increase in other comprehensive income of $23.0 million (net of tax of $12.3 million) representing the accumulation in other comprehensive income of the effective portion of the Company's cash flow hedges as of January 1, 2001. For the year ended December 31, 2001, $3.8 million of loss (net of tax of $2.1 million) representing the effective portion of

                       JOHN HANCOCK LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 4 -- Derivatives and Hedging Instruments - (Continued)

the change in fair value of derivative instruments designated as cash flow hedges was added to accumulated other comprehensive income, resulting in a balance of $19.1 million (net of tax of $10.3 million).

Derivatives Not Designated as Hedging Instruments

The Company enters into interest rate swap agreements, cancelable interest rate swap agreements, interest rate futures contracts, and interest rate cap and floor agreements to manage exposure to interest rates as described above under Fair Value Hedges without designating the derivatives as hedging instruments.

Note 5 -- Income Taxes

The Company participates in the filing of a life/non-life consolidated federal income tax return. The life company sub-group includes three domestic life insurance companies (the Company, John Hancock Variable Life Insurance Company and Investors Partner Life Insurance Company) and a Bermuda life insurance company (John Hancock Reassurance Company, Ltd.) that is treated as a U.S. company for federal income tax purposes. The non-life subgroup consists of John Hancock Financial Services, Inc., John Hancock Subsidiaries, LLC and John Hancock International Holdings, Inc.

In addition to taxes on operations, mutual life insurance companies are charged an equity base tax. As the Company was a mutual life insurance company for the entire year 1999, it was subject to the re-computation of its 1999 equity base tax liability in its 2000 tax return. The equity base tax is determined by application of an industry-based earnings rate to mutual companies' average equity base, as defined by the Internal Revenue Code. The industry earnings rate is determined by the Internal Revenue Service (IRS) and is not finalized until the subsequent year. The Company estimated its taxes for the current year based on estimated industry earnings rates and revised these estimates up or down when the earnings rates were finalized and published by the IRS in the subsequent year.

Income before income taxes and cumulative effect of accounting changes includes the following:

                                                                 Years Ended December 31
                                                              2001         2000         1999
                                                             --------------------------------
                                                                      (in millions)
Domestic ..............................................      $761.8      $1,093.5      $210.7
Foreign ...............................................         5.6           7.6         6.4
                                                             --------------------------------

Income before income taxes and cumulative effect of
accounting changes ....................................      $767.4      $1,101.1      $217.1
                                                             ================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 5 -- Income Taxes - (Continued)

The components of income taxes were as follows:

                                                  Years Ended December 31
                                              2001          2000          1999
                                             ----------------------------------
                                                       (in millions)
Current taxes:
   Federal ...........................       $ (9.9)       $ 15.7        $(34.1)
   Foreign ...........................          3.1           1.2           2.3
   State .............................          4.6          12.0           5.8
                                             ----------------------------------
                                               (2.2)         28.9         (26.0)

Deferred taxes:
   Federal ...........................        210.5         279.4         108.6
   Foreign ...........................         (0.9)          1.6            --
   State .............................         (6.7)         (1.0)         (1.1)
                                             ----------------------------------
                                              202.9         280.0         107.5
                                             ----------------------------------

Total income taxes ...................       $200.7        $308.9        $ 81.5
                                             ==================================

A reconciliation of income taxes computed by applying the federal income tax rate to income before income taxes and the consolidated income tax expense charged to operations follows:

                                                    Years Ended December 31
                                                 2001         2000         1999
                                                -------------------------------
                                                         (in millions)

Tax at 35% .................................    $268.6       $385.4       $76.0
Add (deduct):
   Equity base tax .........................     (13.4)       (46.0)       22.2
   Prior year taxes ........................       9.9         (0.3)        1.8
   Tax credits .............................     (28.1)       (20.6)      (12.9)
   Foreign taxes ...........................       1.3          0.4         1.0
   Tax exempt investment income ............     (25.7)       (11.5)      (14.4)
   Non-taxable gain on sale of subsidiary ..        --           --       (15.4)
   Disallowed demutualization expenses .....        --           --        31.1
   Other ...................................     (11.9)         1.5        (7.9)
                                                -------------------------------

        Total income taxes .................    $200.7       $308.9       $81.5
                                                ===============================

                       JOHN HANCOCK LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 5 -- Income Taxes - (Continued)

The significant components of the Company's deferred tax assets and liabilities were as follows:

                                                                December 31
                                                            2001          2000
                                                          ----------------------
                                                              (in millions)
Deferred tax assets:
     Policy reserve adjustments ....................      $  485.5      $  492.2
     Other postretirement benefits .................         136.6         148.9
     Book over tax basis of investments ............         418.1         299.5
     Dividends payable to policyholders ............         125.7         117.6
     Interest ......................................          34.5          38.3
     Other .........................................         163.1          51.2
                                                          ----------------------
         Total deferred tax assets .................       1,363.5       1,147.7
                                                          ----------------------

Deferred tax liabilities:
     Deferred policy acquisition costs .............         824.5         649.1
     Depreciation ..................................         214.2         211.7
     Basis in partnerships .........................         130.7         109.8
     Market discount on bonds ......................          72.9          64.2
     Pension plan expense ..........................         133.6         104.0
     Capitalized charges related to mutual funds ...          31.5          56.9
     Lease Income ..................................         523.2         339.4
     Unrealized gains ..............................         135.8          56.7
                                                          ----------------------
         Total deferred tax liabilities ............       2,066.4       1,591.8
                                                          ----------------------

         Net deferred tax liabilities ..............      $  702.9      $  444.1
                                                          ======================

The Company made an income tax payment of $3.7 million , received an income tax refund of $21.7 million and made an income tax payment of $83.4 million in 2001, 2000 and 1999, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 6 -- Closed Block

As of February 1, 2000, the Company established a closed block for the benefit of certain classes of individual or joint traditional participating whole life insurance policies for which the Company had a dividend scale payable in 1999 and individual term life insurance policies that were in force on February 1, 2000. Assets were allocated to the closed block in an amount that, together with anticipated revenues from policies included in the closed block, was reasonably expected to be sufficient to support such business, including provision for payment of benefits, direct asset acquisition and disposition costs, and taxes, and for continuation of dividend scales payable in 1999, assuming experience underlying such dividend scales continues. Assets allocated to the closed block inure solely to the benefit of the holders of the policies included in the closed block and will not revert to the benefit of the shareholders of JHFS. No reallocation, transfer, borrowing, or lending of assets can be made between the closed block and other portions of the Company's general account, any of its separate accounts, or any affiliate of the Company without approval of the Massachusetts Division of Insurance.

If, over time, the aggregate performance of the closed block assets and policies is better than was assumed in funding the closed block, dividends to policyholders will be increased. If, over time, the aggregate performance of the closed block assets and policies is less favorable than was assumed in the funding, dividends to policyholders could be reduced.

The assets and liabilities allocated to the closed block are recorded in the Company's financial statements on the same basis as other similar assets and liabilities. The carrying amount of closed block liabilities in excess of the carrying amount of closed block assets at the date of demutualization (adjusted to eliminate the impact of related amounts in accumulated other comprehensive income) represents the maximum future earnings from the assets and liabilities designated to the closed block that can be recognized in income over the period the policies in the closed block remain in force. The Company has developed an actuarial calculation of the timing of such maximum future shareholder earnings, and this is the basis of the policyholder dividend obligation.

If actual cumulative earnings are greater than expected cumulative earnings, only expected earnings will be recognized in income. Actual cumulative earnings in excess of expected cumulative earnings represents undistributed accumulated earnings attributable to policyholders, which are recorded as a policyholder dividend obligation because the excess will be paid to closed block policyholders as an additional policyholder dividend unless otherwise offset by future performance of the closed block that is less favorable than originally expected. If actual cumulative performance is less favorable than expected, only actual earnings will be recognized in income.

The principal cash flow items that affect the amount of closed block assets and liabilities are premiums, net investment income, purchases and sales of investments, policyholders' benefits, policyholder dividends, premium taxes, guaranty fund assessments, and income taxes. The principal income and expense items excluded from the closed block are management and maintenance expenses, commissions and net investment income and realized investment gains and losses of investment assets outside the closed block that support the closed block business, all of which enter into the determination of total gross margins of closed block policies for the purpose of the amortization of deferred acquisition costs. The amounts shown in the following tables for assets, liabilities, revenues and expenses of the closed block are those that enter into the determination of amounts that are to be paid to policyholders.

                       JOHN HANCOCK LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 6 -- Closed Block - (Continued)

The following tables set forth certain summarized financial information relating to the closed block as of the dates indicated:

                                                                         December 31,   December 31,
                                                                             2001           2000
                                                                         ------------   ------------
                                                                                (in millions)
Liabilities
Future policy benefits .............................................      $10,198.7       $ 9,910.5
Policyholder dividend obligation ...................................          251.2            77.0
Policyholders' funds ...............................................        1,460.9         1,459.5
Policyholder dividends payable .....................................          433.4           409.8
Other closed block liabilities .....................................           53.7            84.6
                                                                          ---------       ---------
   Total closed block liabilities ..................................       12,397.9        11,941.4
                                                                          ---------       ---------

Assets
Investments
Fixed maturities:
   Held-to-maturity--at amortized cost
      (fair value: 2001--$100.7; 2000--$2,327.4) ...................          103.3         2,269.9
   Available-for-sale--at fair value
      (cost: 2001--$5,204.0; 2000--$2,378.7) .......................        5,320.7         2,353.0
Equity securities:
   Available-for-sale--at fair value
      (cost: 2001--$8.8; 2000--$5.3) ...............................           13.4             6.3
Mortgage loans on real estate ......................................        1,837.0         1,944.0
Policy loans .......................................................        1,551.9         1,540.6
Short-term investments .............................................             --            62.1
Other invested assets ..............................................           83.1            40.7
                                                                          ---------       ---------
   Total investments ...............................................        8,909.4         8,216.6

Cash and cash equivalents ..........................................          192.1           305.6
Accrued investment income ..........................................          158.9           149.3
Other closed block assets ..........................................          297.5           317.1
                                                                          ---------       ---------
   Total closed block assets .......................................        9,557.9         8,988.6
                                                                          ---------       ---------

Excess of reported closed block liabilities over assets
   designated to the closed block ..................................        2,840.0         2,952.8
                                                                          ---------       ---------

Portion of above representing other comprehensive income:
   Unrealized appreciation (depreciation), net of tax of $43.3 million and $(8.8) million at 2001 and 2000,
      respectively .................................................           80.1           (16.1)
   Allocated to the policyholder dividend obligation, net of tax
      $50.8 million and $4.7 million at 2001 and 2000,
      respectively .................................................          (94.4)           (8.8)
                                                                          ---------       ---------
      Total ........................................................          (14.3)          (24.9)
                                                                          ---------       ---------

Maximum future earnings to be recognized from closed block
  assets and liabilities ...........................................      $ 2,825.7       $ 2,927.9
                                                                          =========       =========

                       JOHN HANCOCK LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 6 -- Closed Block - (Continued)

                                                                   December 31,     December 31,
                                                                       2001             2000
                                                                   ------------     ------------
                                                                           (in millions)
Change in the policyholder dividend obligation:
   Balance at beginning of period ..............................      $ 77.0              --
      Impact on net income before income taxes .................        42.5           $63.5
      Unrealized investment gains (losses) .....................        67.1            13.5
      Cumulative effect of change in accounting principle (1) ..        64.6              --
                                                                      ------           -----

   Balance at end of period ....................................      $251.2           $77.0
                                                                      ======           =====

(1) The cumulative effect of change in accounting principle represents the impact of transferring fixed maturities from held-to-maturity to available-for-sale as part of the adoption of SFAS No. 133 effective January 1, 2001. See Note 1.

                                                                                         Year         For the period
                                                                                        Ended       February 1 through
                                                                                     December 31,       December 31,
                                                                                         2001              2000
                                                                                     ------------   ------------------
                                                                                             (in millions)
Revenues
    Premiums .................................................................         $  940.0          $  865.0
    Net investment income ....................................................            667.5             591.6
    Net realized investment and other gains (losses), net of amounts credited to the policyholder dividend obligation of $(17.0) million
       and $14.1 million, respectively .......................................             (3.6)             (2.9)
    Other closed block revenues ..............................................              0.6              (0.6)
                                                                                       --------          --------
       Total closed block revenues ...........................................          1,604.5           1,453.1

Benefits and Expenses
    Benefits to policyholders ................................................            924.4             870.0
    Change in policyholder dividend
       obligation ............................................................             54.9              46.6
    Other closed block operating
       costs and expenses ....................................................             (6.3)            (10.0)
    Dividends to policyholders ...............................................            474.9             407.1
                                                                                       --------          --------
       Total benefits and expenses ...........................................          1,447.9           1,313.7
                                                                                       --------          --------

    Closed block revenues, net of closed block benefits and
       expenses, before income taxes and cumulative
       effect of accounting change ...........................................            156.6             139.4
    Income taxes, net of amounts credited to the  policyholder dividend
       obligation of $4.6 million and $2.8 million, respectively .............             53.0              52.3
                                                                                       --------          --------
       Closed block revenues, net of closed block benefits and expenses and income taxes, before cumulative effect
          of accounting change ...............................................            103.6              87.1
                                                                                       --------          --------
       Cumulative effect of accounting change, net of tax ....................             (1.4)               --
                                                                                       --------          --------
       Closed block revenues, net of closed block benefits and expenses, income taxes and the cumulative effect of accounting
          change .............................................................         $  102.2          $   87.1
                                                                                       ========          ========

                       JOHN HANCOCK LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 6 -- Closed Block - (Continued)

Maximum future earnings from closed block assets and liabilities:

                                                                                  For the period
                                                                   Year              February 1
                                                                  ended                through
                                                               December 31,         December 31,
                                                                   2001                 2000
                                                               ------------        --------------
                                                                         (in millions)
Beginning of period .........................................    $2,927.9             $3,015.0
End of period ...............................................     2,825.7              2,927.9
                                                                 --------             --------
   Change during period .....................................    $  102.2             $   87.1
                                                                 ========             ========

Note 7 -- Debt and Line of Credit

Short-term and long-term debt consists of the following:

                                                                           December 31
                                                                    2001                 2000
                                                                   ---------------------------
                                                                          (in millions)
Short-term debt:
     Commercial paper .......................................          --               $222.3
     Current maturities of long-term debt ...................      $124.6                 23.0
                                                                   ------               ------
Total short-term debt .......................................       124.6                245.3
                                                                   ------               ------

Long-term debt:
     Surplus notes, 7.38% maturing in 2024 ..................       447.3                447.2
     Notes payable, interest ranging from 5.43% to 14.0%,
         due in varying amounts through 2007 ................       296.0                109.8
                                                                   ------               ------
Total long-term debt ........................................       743.3                557.0

Less current maturities .....................................      (124.6)               (23.0)
                                                                   ------               ------
Long-term debt ..............................................       618.7                534.0
                                                                   ------               ------

     Total debt .............................................      $743.3               $779.3
                                                                   ======               ======

The Company issues commercial paper primarily to meet working capital needs. The Company had no commercial paper outstanding at December 31, 2001. The weighted-average interest rate for outstanding commercial paper at December 31, 2000 was 6.59%. The weighted-average life for outstanding commercial paper at December 31, 2000 was approximately 11 days. Commercial paper borrowing arrangements are supported by a syndicated line of credit.

The issuance of surplus notes was approved by the Massachusetts Commissioner of Insurance, and any payments of interest or principal on the surplus notes requires the prior approval of the Massachusetts Commissioner of Insurance.

At December 31, 2001, the Company had a syndicated line of credit with a group of banks totaling $1.0 billion, $500.0 million pursuant to a 364-day commitment which expires on July 26, 2002 and $500.0 million pursuant to a multi-year facility, which expires on August 3, 2005. The banks will commit, when requested, to loan funds at prevailing interest rates as determined in accordance with the line of credit agreement. Under the terms of the agreement, the Company is required to maintain certain minimum levels of net worth and comply with certain other covenants, which were met at December 31, 2001. At December 31, 2001, the Company had no outstanding borrowings under the agreement.

Aggregate maturities of long-term debt are as follows: 2002--$124.6 million; 2003--$32.2 million; 2004--$31.5 million; 2005--$25.4 million; 2006--$7.5 million and thereafter--$522.1 million.

Interest expense on debt, included in other operating costs and expenses, was $59.0 million, $62.6 million, and $70.1 million in 2001, 2000 and 1999, respectively. Interest paid amounted to $55.8 million in 2001, $63.4 million in 2000, and $70.1 million in 1999.

                       JOHN HANCOCK LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 8 -- Minority Interest

Minority interest relates to preferred stock issued by Signature Tomato, a subsidiary of Signature Fruit, a subsidiary of the Company, which acquired certain assets and assumed certain liabilities out of bankruptcy proceedings of Tri-Valley Growers, Inc., a cooperative association, and equity interests in consolidated partnerships. For financial reporting purposes, the assets, the liabilities, and earnings of Signature Fruit and the partnerships are consolidated in the Company's financial statements.

In conjunction with the transaction discussed above, Signature Tomato, a subsidiary of Signature Fruit, issued $2.1 million of 14.24% cumulative, voting preferred stock in exchange for debt. In addition, Signature Fruit sold 3.0% of its Class A membership shares to outside third parties with put options exercisable in a period from one to three years from acquisition. All amounts arising from these transactions have been included in minority interest in the accompanying consolidated balance sheets.

The minority interest in the equity of consolidated partnerships of approximately $26.1 million reflects the original investment by minority shareholders in various consolidated partnerships, along with their proportional share of the earnings or losses of these partnerships.

Note 9 -- Reinsurance

The effect of reinsurance on premiums written and earned was as follows:

                                              2001                            2000                            1999
                                            Premiums                        Premiums                        Premiums
                                    Written         Earned          Written         Earned          Written         Earned
                                   -----------------------------------------------------------------------------------------
                                                                         (in millions)
Life, Health and Annuity:
  Direct ....................      $ 3,076.8       $ 3,080.7       $ 3,181.1       $ 3,180.3       $ 2,940.2       $ 2,938.3
  Assumed ...................          427.7           427.7           465.3           465.4           311.3           311.3
  Ceded .....................       (1,156.5)       (1,156.5)       (1,255.0)       (1,255.0)       (1,228.5)       (1,228.5)
                                   -----------------------------------------------------------------------------------------
     Net life, health and
     annuity premiums .......        2,348.0         2,351.9         2,391.4         2,390.7         2,023.0         2,021.1
                                   -----------------------------------------------------------------------------------------

Property and Casualty:
  Direct ....................             --              --              --              --              --              --
  Assumed ...................             --              --              --              --             0.3             0.3
  Ceded .....................             --              --              --              --              --              --
                                   -----------------------------------------------------------------------------------------
     Net property and
     casualty premiums ......             --              --              --              --             0.3             0.3
                                   -----------------------------------------------------------------------------------------

     Net premiums ...........      $ 2,348.0       $ 2,351.9       $ 2,391.4       $ 2,390.7       $ 2,023.3       $ 2,021.4
                                   =========================================================================================

For the years ended December 31, 2001, 2000 and 1999, benefits to policyholders under life, health and annuity ceded reinsurance contracts were $552.7 million, $649.4 million, and $514.5 million, respectively.

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

Through the Company's group health insurance operations, the Company entered into a number of reinsurance arrangements in respect of personal accident insurance and the occupational accident component of workers

                       JOHN HANCOCK LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 9 -- Reinsurance - (Continued)

compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, the Company both assumed risks as a reinsurer, and also passed 95% of these risks on to other companies. This business had originally been reinsured by a number of different companies, and has become the subject of widespread disputes. The disputes concern the placement of the business with reinsurers and recovery of the reinsurance. The Company is engaged in disputes, including a number of legal proceedings, in respect of this business. The risk to the Company is that other companies that reinsured the business from the Company may seek to avoid their reinsurance obligations. However, the Company believes that it has a reasonable legal position in this matter. During the fourth quarter of 1999 and early 2000, the Company received additional information about its exposure to losses under the various reinsurance programs. As a result of this additional information and in connection with global settlement discussions initiated in late 1999 with other parties involved in the reinsurance programs, during the fourth quarter of 1999 the Company recognized a charge for uncollectible reinsurance of $133.7 million, after tax, as its best estimate of its remaining loss exposure. The Company believes that any exposure to loss from this issue, in addition to amounts already provided for as of December 31, 2001, would not be material.

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

Note 10 -- Pension Benefit Plans and Other Postretirement Benefit Plans

The Company provides pension benefits to substantially all employees and general agency personnel. These benefits are provided through both qualified defined benefit and defined contribution pension plans. In addition, through nonqualified plans, the Company provides supplemental pension benefits to employees with salaries and/or pension benefits in excess of the qualified plan limits imposed by federal tax law. Pension benefits under the defined benefit plans had been based on years of service and average compensation generally during the three years prior to retirement. In 2001, the defined benefit pension plans were amended to a cash balance basis under which benefits are based on career average compensation. Under grandfathering rules, employees over a certain age and with at least a certain number of years of service will receive pension benefits based on the greater of the benefit from the cash balance basis or the prior final average salary basis. This amendment became effective on January 1, 2002. Benefits related to the Company's defined benefit pension plans paid to employees and retirees covered by annuity contracts issued by the Company amounted to $115.9 million in 2001, $102.2 million in 2000, and $97.6 million in 1999. Plan assets consist principally of listed equity securities and corporate obligations and U.S. government securities.

The Company's funding policy for qualified defined benefit plans is to contribute annually an amount in excess of the minimum annual contribution required under the Employee Retirement Income Security Act (ERISA). This amount is limited by the maximum amount that can be deducted for federal income tax purposes. Because the qualified defined benefit plans are overfunded, no amounts were contributed to these plans in 2001 or 2000. The funding policy for nonqualified defined benefit plans is to contribute the amount of the benefit payments made during the year. The projected benefit obligation and accumulated benefit obligation for the non-qualified defined benefit pension plans, which are underfunded, for which accumulated benefit obligations are in excess of plan assets were $258.7 million, and $236.2 million, respectively, at December 31, 2001, and $256.3 million, and $244.3 million, respectively, at December 31, 2000. Non-qualified plan assets, at fair value, were $4.6 million and $0.8 million at December 31, 2000 and 1999, respectively.

Defined contribution plans include The Investment Incentive Plan and the Savings and Investment Plan. The expense for defined contribution plans was $10.6 million, $8.3 million, and $8.3 million, in 2001, 2000 and 1999, respectively.

In addition to the Company's defined benefit pension plans, the Company has employee welfare plans for medical, dental, and life insurance covering most of its retired employees and general agency personnel.

                       JOHN HANCOCK LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 10 -- Pension Benefit Plans and Other Postretirement Benefit Plans - (Continued)

Substantially all employees may become eligible for these benefits if they reach certain age and service requirements while employed by the Company. The postretirement health care and dental coverages are contributory based on service for post January 1, 1992 non-union retirees. A small portion of pre-January 1, 1992 non-union retirees also contribute. The applicable contributions are based on service.

The Company's policy is to fund postretirement benefits in amounts at or below the annual tax qualified limits. As of December 31, 2001 and 2000, plan assets related to non-union employees were comprised of an irrevocable health insurance contract to provide future health benefits to retirees. Plan assets related to union employees were comprised of approximately 60% equity securities and 40% fixed income investments.

The changes in benefit obligation and plan assets related to the Company's qualified and nonqualified benefit plans are summarized as follows:

                                                                   Years Ended December 31
                                                                                    Other Postretirement
                                                         Pension Benefits                 Benefits
                                                     ---------------------------------------------------
                                                       2001           2000           2001          2000
                                                     ---------------------------------------------------
                                                                         (in millions)
Change in benefit obligation:
   Benefit obligation at beginning of year ....      $1,803.6       $1,905.3       $ 486.8       $ 443.2
   Service cost ...............................          30.7           34.0           5.9           7.8
   Interest cost ..............................         129.1          129.2          31.8          30.9
   Amendments .................................          50.1          (10.3)        (48.3)           --
   Actuarial loss (gain) ......................          46.7         (143.7)         (1.3)         36.6
   Benefits paid ..............................        (127.1)        (110.9)        (29.6)        (31.7)
   Curtailment ................................            --             --          (3.9)           --
                                                     ---------------------------------------------------
   Benefit obligation at end of year ..........       1,933.1        1,803.6         441.4         486.8
                                                     ---------------------------------------------------

Change in plan assets:
   Fair value of plan assets at beginning
     of year ..................................       2,410.9        2,384.4         261.4         232.9
   Actual return on plan assets ...............        (105.8)         125.2          (6.7)          0.3
   Employer contribution ......................          18.9           12.2            --          35.5
   Benefits paid ..............................        (127.1)        (110.9)         (9.0)         (7.3)
                                                     ---------------------------------------------------
   Fair value of plan assets at end of year ...       2,196.9        2,410.9         245.7         261.4
                                                     ---------------------------------------------------

Funded status .................................         263.8          607.3        (195.7)       (225.4)
Unrecognized actuarial loss (gain) ............          24.3         (400.5)        (95.3)       (139.7)
Unrecognized prior service cost ...............          67.9           24.1         (47.5)         (1.4)
Unrecognized net transition asset .............           0.1            0.2            --            --
                                                     ---------------------------------------------------
Prepaid (accrued) benefit cost, net ...........      $  356.1       $  231.1       $(338.5)      $(366.5)
                                                     ===================================================

Amounts recognized in the consolidated
balance sheets consist of:
   Prepaid benefit cost .......................      $  523.9       $  380.7
   Accrued benefit liability ..................        (231.6)        (243.5)
   Intangible asset ...........................           0.5            6.0
   Accumulated other comprehensive
     income ...................................          63.3           87.9
                                                     -----------------------
Prepaid benefit cost, net .....................      $  356.1       $  231.1
                                                     =======================

                       JOHN HANCOCK LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 10 -- Pension Benefits Plans and Other Postretirement Benefit Plans - (Continued)

The assumptions used in accounting for the Company's qualified and nonqualified benefit plans were as follows:

                                                                      Years Ended December 31
                                                                                            Other
                                                             Pension Benefits       Postretirement Benefits
                                                         ---------------------------------------------------
                                                            2001         2000         2001          2000
                                                         ---------------------------------------------------
Discount rate......................................         7.25%        7.25%        7.25%         7.25%
Expected return on plan assets ....................         9.50%        9.00%        9.50%         9.00%
Rate of compensation increase......................         4.20%        4.77%        4.20%         4.77%

For measurement purposes, an 8.75% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to decrease gradually to 5.25% in 2006 and remain at that level thereafter.

For the prior valuation, a 5.50% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease gradually to 5.25% in 2001 and remain at that level thereafter.

The net periodic benefit (credit) cost related to the Company's qualified and nonqualified benefit plans includes the following components:

                                                                            Year Ended December 31
                                                                                                         Other
                                                            Pension Benefits                    Postretirement Benefits
                                                  --------------------------------------------------------------------------
                                                    2001          2000          1999         2001         2000         1999
                                                  --------------------------------------------------------------------------
                                                                             (in millions)
Service cost ...............................      $  30.7       $  34.0       $  33.8       $  5.9       $  7.8       $  7.5
Interest cost ..............................        129.1         129.2         119.0         31.8         30.9         28.7
Expected return on plan assets .............       (223.8)       (209.9)       (182.9)       (24.4)       (24.1)       (18.3)
Amortization of transition asset ...........          0.1         (12.0)        (12.1)          --           --           --
Amortization of prior service cost .........          6.5           4.6           3.9         (2.2)        (0.2)        (0.2)
Recognized actuarial gain ..................        (18.3)         (9.3)         (6.3)        (6.8)        (8.7)        (8.5)
Other ......................................           --            --            --         (3.9)          --           --
                                                  --------------------------------------------------------------------------
     Net periodic benefit (credit) cost ....      $ (75.7)      $ (63.4)      $ (44.6)      $  0.4       $  5.7       $  9.2
                                                  ==========================================================================

Assumed health care cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                                          1-Percentage             1-Percentage
                                                                         Point Increase           Point Decrease
                                                                     -------------------------------------------------
                                                                                      (in millions)
Effect on total of service and interest costs
   in 2001.......................................................             $ 4.0                   $ (3.7)
Effect on postretirement benefit obligations
   as of December 31, 2001.......................................              42.2                    (38.8)

                       JOHN HANCOCK LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 11 -- Commitments and Contingencies

The Company has extended commitments to purchase fixed maturity investments, preferred and common stock, and other invested assets and to issue mortgage loans on real estate totaling $518.4 million, $0.3 million, $491.2 million and $212.9 million, respectively at December 31, 2001. If funded, loans related to real estate mortgages would be fully collateralized by related properties. The Company monitors the creditworthiness of borrowers under long-term bond commitments and requires collateral as deemed necessary. The estimated fair values of the commitments described above aggregate $1.2 billion at December 31, 2001. The majority of these commitments expire in 2002.

In the normal course of its business operations, the Company is involved with litigation from time to time with claimants, beneficiaries and others, and a number of litigation matters were pending as of December 31, 2001. It is the opinion of management, after consultation with counsel, that the ultimate liability with respect to these claims, if any, will not materially affect the financial position or results of operations of the Company.

Class Action

During 1997, the Company entered into a court-approved settlement relating to a class action lawsuit involving certain individual life insurance policies sold from 1979 through 1996. In entering into the settlement, the Company specifically denied any wrongdoing. The total reserve held in connection with the settlement to provide for relief to class members and for legal and administrative costs associated with the settlement amounted to $52.7 million and $224.0 million at December 31, 2001 and 2000, respectively. Costs incurred related to the settlement were $30.0 million and $140.2 million in 2001 and 1999, respectively. No such costs were incurred in 2000. The estimated reserve is based on a number of factors, including the estimated cost per claim and the estimated costs to administer the claims.

During 1996, management determined that it was probable that a settlement would occur and that a minimum loss amount could be reasonably estimated. Accordingly, the Company recorded its best estimate based on the information available at the time. The terms of the settlement agreement were negotiated throughout 1997 and approved by the court on December 31, 1997. In accordance with the terms of the settlement agreement, the Company contacted class members during 1998 to determine the actual type of relief to be sought by class members. The majority of the responses from class members were received by the fourth quarter of 1998. The type of relief sought by class members differed from the Company's previous estimates, primarily due to additional outreach activities by regulatory authorities during 1998 encouraging class members to consider alternative dispute resolution (ADR) relief. In 1999, the Company updated its estimate of the cost of claims subject to alternative dispute resolution relief and revised its reserve estimate accordingly. The reserve estimate was further evaluated quarterly, and was adjusted as noted above, in the fourth quarter of 2001. The adjustment to the reserve in 2001 was the result of the Company being able to better estimate the cost of settling the remaining claims, which on average tend to be larger, more complicated claims. The better estimate comes from experience with actual settlements on similar claims.

Administration of the ADR component of the settlement continues to date. Although some uncertainty remains as to the cost of claims in the final phase (i.e., arbitration) of the ADR process, it is expected that the final cost of the settlement will not differ materially from the amounts presently provided for by the Company.

Harris Trust

Since 1983, the Company has been involved in complex litigation known as Harris Trust and Savings Bank, as Trustee of Sperry Master Retirement Trust No. 2 v. John Hancock Mutual Life Insurance Company (S.D.N.Y. Civ. 83-5491). After successive appeals to the Second Circuit and to the U.S. Supreme Court, the case was remanded to the District Court and tried to a Federal District Court judge in 1997. The judge issued an opinion in November 2000.

In that opinion the Court found against the Company and awarded the Trust approximately $13.8 million in relation to this claim together with unspecified additional pre-judgment interest on this amount from October 1988. The Court also found against the Company on issues of liability valuation and ERISA law. Damages in the amount of approximately $5.7 million, together with unspecified pre-judgment interest from December 1996, were awarded on these issues. As part of the relief, the judge ordered the removal of Hancock as a fiduciary to the plan. On April 11, 2001, the Court entered a judgment against the Company for approximately $84.9 million, which includes damages to the plaintiff, pre-judgment interest, attorney's fees and other costs.

                       JOHN HANCOCK LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 11 -- Commitments and Contingencies - (Continued)

The Company believes that the underlying case was incorrectly decided and there are promising grounds for challenging the District Court's decision. Therefore, the Company has filed an appeal and believes that it is probable that the Appeals Court will reverse the lower court's decision. Notwithstanding what the Company believes to be the merits of the Company's position in this case, if unsuccessful, its ultimate liability, including fees, costs and interest could have a material adverse impact on net income. However, the Company does not believe that any such liability would be material in relation to its financial position or liquidity.

Note 12 - Shareholder's Equity

(a) Common Stock

As result of the Reorganization, as described in Note 1, the Company was converted to a stock life insurance company. The Company has one class of capital stock, common stock ($10,000 par value, 1,000 shares authorized and outstanding). All of the outstanding common stock of the Company is owned by JHFS, the parent.

(b) Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

                                                                         Net
                                                                      Accumulated       Foreign                        Accumulated
                                                         Net          Gain (Loss)      Currency         Minimum           Other
                                                      Unrealized        on Cash       Translation       Pension       Comprehensive
                                                    Gains (Losses)    Flow Hedges      Adjustment      Liability          Income
                                                    -------------------------------------------------------------------------------
                                                                                     (in millions)
Balance at December 31, 1998 ...................       $ 320.5               --          $ (0.7)         $(38.3)         $ 281.5
Gross unrealized gains (losses) (net of
   deferred income tax benefit of $234.7
   million) ....................................        (453.8)              --              --              --           (453.8)
Reclassification adjustment for gains
   (losses), realized in net income (net of
   tax expense of $4.5 million) ................           8.2               --              --              --              8.2
Adjustment for participating group annuity
   contracts (net of deferred income tax
   expense of $40.1 million) ...................          74.6               --              --              --             74.6
Adjustment for deferred policy acquisition
   costs and present value of future profits
   (net of deferred income tax expense of
   $60.7 million) ..............................         119.6               --              --              --            119.6
                                                    -------------------------------------------------------------------------------
Net unrealized gains (losses) ..................        (251.4)              --              --              --           (251.4)

Foreign currency translation adjustment ........            --                             (1.8)             --             (1.8)
Minimum pension liability (net of deferred
   income tax benefit of $12.3 million) ........            --                               --           (22.9)           (22.9)
                                                    -------------------------------------------------------------------------------
Balance at December 31, 1999 ...................       $  69.1               --          $ (2.5)         $(61.2)         $   5.4
                                                    ================================================================================

                                             JOHN HANCOCK LIFE INSURANCE COMPANY
                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 12 - Shareholder's Equity - (Continued)

                                                                         Net
                                                                      Accumulated       Foreign                        Accumulated
                                                         Net          Gain (Loss)       Currency        Minimum          Other
                                                      Unrealized       on Cash        Translation       Pension       Comprehensive
                                                    Gains (Losses)    Flow Hedges      Adjustment      Liability         Income
                                                    ------------------------------------------------------------------------------
                                                                                     (in millions)
Balance at December 31, 1999 ...................        $ 69.1               --          $ (2.5)         $(61.2)          $  5.4
Gross unrealized gains (losses) (net of
   deferred income tax benefit of $8.1
   million) ....................................         (12.7)              --              --              --            (12.7)
Reclassification adjustment for gains
   (losses), realized in net income (net of
   tax expense of $59.8 million) ...............         111.2               --              --              --            111.2
Adjustment for participating group annuity
   contracts (net of deferred income tax
   benefit of $3.6 million) ....................          (6.8)              --              --              --             (6.8)
Adjustment for policyholder dividend
   obligation (net of income tax benefit
   of $4.7 million) ............................          (8.8)              --              --              --             (8.8)
Adjustment for deferred policy acquisition
   costs and present value of future profits
   (net of deferred income tax benefit of
   $15.4 million) ..............................         (28.3)              --              --              --            (28.3)
                                                    ------------------------------------------------------------------------------
Net unrealized gains (losses) ..................          54.6               --              --              --             54.6

Foreign currency translation adjustment ........                                           (1.5)                            (1.5)
Minimum pension liability (net of deferred
   income tax expense of $4.4 million) .........            --               --              --             8.2              8.2
                                                    ------------------------------------------------------------------------------
Balance at December 31, 2000 ...................        $123.7               --          $ (4.0)         $(53.0)          $ 66.7
                                                    ==============================================================================
Gross unrealized gains (losses) (net of
   deferred income tax benefit of $49.1
   million) ....................................         (88.3)              --              --              --            (88.3)
Reclassification adjustment for gains
   (losses), realized in net income (net of
   tax expense of  $80.8 million) ..............         150.1               --              --              --            150.1
Adjustment for participating group annuity
   contracts (net of deferred income tax
   benefit of $5.1 million) ....................          (9.5)              --              --              --             (9.5)
Adjustment for deferred policy acquisition
   costs and present value of future profits
   (net of deferred income tax benefit of
   $25.8 million) ..............................         (47.8)              --              --              --            (47.8)
Adjustment for policyholder dividend obligation
   (net of tax benefit of $46.1 million) .......         (85.6)              --              --              --            (85.6)
                                                    ------------------------------------------------------------------------------
Net unrealized gains (losses) ..................         (81.1)                              --              --            (81.1)

Foreign currency translation adjustment ........            --               --             1.0              --              1.0
Minimum pension liability (net of deferred
   income tax expense
   of $8.2 million) ............................            --               --              --            15.2             15.2
Net accumulated gains (losses) on cash
   flow hedges (net of tax benefit of
   $2.1 million) ...............................            --             (3.8)             --              --             (3.8)
Change in accounting principle (net of
   income tax expense of $122.6 million) .......         204.7             22.9              --              --            227.6
                                                    ------------------------------------------------------------------------------
Balance at December 31, 2001 ...................        $247.3            $19.1           $(3.0)         $(37.8)          $225.6
                                                    ==============================================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 12 - Shareholder's Equity - (Continued)

Net unrealized investment and other gains (losses), included in the consolidated balance sheets as a component of shareholder's equity, are summarized as follows:

                                                                    Year Ended
                                                          2001         2000         1999
                                                         --------------------------------
                                                                  (in millions)
Balance, end of year comprises:
   Unrealized investment gains (losses) on:
      Fixed maturities ............................      $294.1       $103.0      $(190.5)
      Equity investments ..........................       129.2        258.5        136.6
      Derivatives and other .......................       205.0       (155.8)       107.5
                                                         --------------------------------
Total .............................................       628.3        205.7         53.6

Amounts of unrealized investment (gains) losses
   attributable to:
      Participating group annuity contracts .......       (49.0)       (34.4)       (24.0)
      Deferred policy acquisition cost and
         present value of future profits ..........       (51.0)        22.6         66.3
      Policyholder dividend obligation ............      (145.2)       (13.5)          --
      Deferred federal income taxes ...............      (135.8)       (56.7)       (26.8)
                                                         --------------------------------
Total .............................................      (381.0)       (82.0)        15.5
                                                         --------------------------------

Net unrealized investment gains ...................      $247.3       $123.7      $  69.1
                                                         ================================

(c) Statutory Results

The Company adopted the new codified statutory accounting principles (Codification) effective January 1, 2001. Codification changes prescribe statutory accounting practices and results in changes to the accounting practices that the Company and its domestic life insurance subsidiaries use to prepare their statutory-basis financial statements.

The Company and its domestic insurance subsidiaries prepare their statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the state of domicile. For the Company, the Commonwealth of Massachusetts only recognizes statutory accounting practices prescribed or permitted by Massachusetts insurance regulations and laws. The National Association of Insurance Commissioners' "Accounting Practices and Procedures" manual (NAIC SAP) has been adopted as a component of prescribed or permitted practices by Massachusetts. The Commissioner of Insurance has the right to permit other specific practices that deviate from prescribed practices.

Prior to 2001, the Commissioner had provided the Company approval to recognize as an admitted asset the pension plan prepaid expense in accordance with the requirements of SFAS No. 87, "Employers' Accounting for Pensions." Beginning in 2001, the Commissioner has provided the Company with approval to phase-in over a three-year period the impact of implementing the material provisions of statutory SSAP No. 8, "Pensions." As a result of this permitted practice, the Company's reported statutory surplus as of December 31, 2001 is increased by $319.5 million over what it would be under NAIC SAP. Statutory net income is not impacted by this permitted practice.

In addition, during 2000 and 1999, the Company received permission from the Commonwealth of Massachusetts Division of Insurance to record its Asset Valuation Reserve in excess of the prescribed maximum reserve level by $36.7 million and $48.0 million at December 31, 2000 and 1999, respectively. There are no other material permitted practices.

                       JOHN HANCOCK LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 12 - Shareholder's Equity - (Continued)

Statutory net income and surplus include the accounts of the Company and its variable life insurance subsidiary, John Hancock Variable Life Insurance Company, including its wholly-owned subsidiary, Investors Partner Life Insurance Company. Investors Guaranty Life Insurance Company, a former subsidiary of the Company, was sold in 2001, and its statutory net income for the period January 1, 2001 to May 22, 2001 and for the years 2000 and 1999, and its statutory surplus at December 31, 2000 and 1999, are included in the table below.

                                      As of or for the Years Ended December 31
                                      2001             2000              1999
                                    -------------------------------------------
                                                  (in millions)

Statutory surplus...............    $3,513.6         $3,700.5          $3,456.7

Statutory net income............       631.4            617.6             573.2

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 13 -- Segment Information

The Company's reportable segments are strategic business units offering different products and services. The reportable segments are managed separately, as they focus on different products, markets or distribution channels.

Protection Segment. Offers a variety of individual life insurance and individual and group long-term care insurance products, including participating whole life, term life, universal life, variable life, and retail and group long-term care insurance. Products are distributed through multiple distribution channels, including insurance agents and brokers and alternative distribution channels that include banks, financial planners, direct marketing and the Internet.

Asset Gathering Segment. Offers individual annuities and mutual fund products and services. Individual annuities consist of fixed deferred annuities, fixed immediate annuities, single premium immediate annuities, and variable annuities. Mutual fund products and services primarily consist of open-end mutual funds and closed end funds. This segment distributes its products through distribution channels including insurance agents and brokers affiliated with the Company, securities brokerage firms, financial planners, and banks.

Guaranteed and Structured Financial Products (G&SFP) Segment. Offers a variety of retirement products to qualified defined benefit plans, defined contribution plans and non-qualified buyers. The Company's products include guaranteed investment contracts, funding agreements, single premium annuities, and general account participating annuities and fund type products. These contracts provide non-guaranteed, partially guaranteed, and fully guaranteed investment options through general and separate account products. The segment distributes its products through a combination of dedicated regional representatives, pension consultants and investment professionals.

Investment Management Segment. Offers a wide range of investment management products and services to investors covering a variety of private and publicly traded asset classes including fixed income, equity, mortgage loans, and real estate. This segment distributes its products through a combination of dedicated sales and marketing professionals, independent marketing specialists, and investment professionals.

Corporate and Other Segment. Primarily consists of the Company's international group insurance program, certain corporate operations, and businesses that are either disposed or in run-off. The international group insurance program consists of an international network of 46 insurers that coordinate and/or reinsure group life, health, disability and pension coverage for foreign and globally mobile employees of multinational companies in 50 countries and territories. Corporate operations primarily include certain financing activities, income on capital not specifically allocated to the reporting segments and certain non-recurring expenses not allocated to the segments. The disposed businesses primarily consist of group health insurance and related group life insurance, property and casualty insurance and selected broker/dealer operations.

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

Management of the Company evaluates performance based on segment after-tax operating income, which excludes the effect of net realized investment and other gains (losses) and unusual or non-recurring events and transactions. Segment after-tax operating income is determined by adjusting GAAP net income for net realized investment and other gains (losses), including gains and losses on disposals of businesses and certain other items which management believes are not indicative of overall operating trends. While these items may be significant components in understanding and assessing the Company's financial performance, management believes that the presentation of after-tax operating income enhances its understanding of the Company's results of operations by highlighting net income attributable to the normal, recurring operations of the business.

Amounts reported as segment adjustments in the tables below primarily relate to:
(i) certain net realized investment and other gains (losses), net of related amortization adjustment for deferred policy acquisition costs, amounts credited to participating pension contractholder accounts and policyholder dividend obligation (the adjustment for net realized investment and other gains (losses) excludes gains and losses from mortgage securitizations and investments backing short-term funding agreements because management views the related gains and losses as an integral part of the core business of those operations); (ii) benefits to policyholders and expenses incurred relating to the settlement of a class action lawsuit against the Company involving certain individual life insurance policies sold from 1979 through 1996; (iii) restructuring costs related to our distribution systems, retail operations and mutual fund operations; (iv) the surplus tax on mutual life insurance companies which as a stock company is no longer

                       JOHN HANCOCK LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 13- Segment Information - (continued)

applicable to the Company; (v) a fourth quarter 1999 charge for uncollectible reinsurance related to certain assumed reinsurance business; (vi) a fourth quarter 1999 charge for a group pension dividend resulting from demutualization related asset transfers and the formation of a corporate account; (vii) a charge for certain one time costs associated with the demutualization process; and
(viii) cumulative effect of accounting changes.

The following table summarizes selected financial information by segment for the year ended or as of December 31 and reconciles segment revenues and segment after-tax operating income to amounts reported in the consolidated statements of income (in millions):

                                                                      Asset                  Investment   Corporate
2001                                                   Protection   Gathering      G&SFP     Management   and Other  Consolidated
                                                       --------------------------------------------------------------------------
Revenues:
     Segment revenues ..............................   $ 3,054.7    $ 1,155.0    $ 2,369.5    $   143.2    $   650.6    $ 7,373.0
     Net realized investment and other
       gains (losses) ..............................       (98.1)       (54.8)      (121.1)        (0.2)        25.2       (249.0)
                                                       --------------------------------------------------------------------------
     Revenues ......................................   $ 2,956.6    $ 1,100.2    $ 2,248.4    $   143.0    $   675.8    $ 7,124.0
                                                       ==========================================================================
     Net investment income .........................   $ 1,258.5    $   498.5    $ 1,834.5    $    28.7    $    26.0    $ 3,646.2
Net Income:
     Segment after-tax operating income ............       284.3        148.3        238.0         29.8         55.4        755.8
     Realized investment gains (losses), net .......       (62.2)       (34.7)       (77.0)        (0.2)        16.6       (157.5)
     Class action lawsuit ..........................          --           --           --           --        (19.5)       (19.5)
     Restructuring charges .........................        (4.4)       (17.6)        (1.2)        (0.9)        (1.3)       (25.4)
     Surplus tax ...................................         9.6          0.2          2.6          0.1          0.8         13.3
     Cumulative effect of accounting
       changes, net of tax .........................        11.7         (0.5)        (1.2)        (0.2)        (2.6)         7.2
                                                       --------------------------------------------------------------------------
     Net income ....................................   $   239.0    $    95.7    $   161.2    $    28.6    $    49.4    $   573.9
                                                       ==========================================================================
Supplemental Information:
     Inter-segment revenues ........................          --           --           --    $    28.0    $   (28.0)          --
     Equity in net income of investees
       accounted for by the equity method ..........   $    12.9    $     7.0    $    24.8          6.9          4.8    $    56.4
     Amortization of deferred policy
       acquisition costs ...........................       171.3         75.0          2.4           --          0.3        249.0
     Interest expense ..............................         0.9          1.9           --         12.4         43.8         59.0
     Income tax expense ............................       108.8         35.0         71.0         16.2        (30.3)       200.7
     Segment assets ................................    28,912.5     14,740.5     32,253.9      2,049.8      3,168.0     81,124.7
Net Realized Investment and other Gains
   (Losses) Data:
   Net realized investment and other gains
     (losses) ......................................      (122.9)       (76.4)       (78.8)         3.0         25.2       (249.9)
   Less amortization of deferred policy
     acquisition costs related to net
     realized investment and other gains
     (losses) ......................................         7.8         21.6           --           --           --         29.4
   Less amounts credited to participating
     pension contractholder accounts ...............          --           --        (42.3)          --           --        (42.3)
   Add amounts credited to the policyholder
     dividend obligation ...........................        17.0           --           --           --           --         17.0
                                                       --------------------------------------------------------------------------
   Net realized investment and other gains (losses),
     net of related amortization of deferred policy
     acquisition costs, amounts credited to
     participating pension contractholders and
     amounts credited to the policyholder dividend
     obligation -- per the consolidated
     financial statements ..........................       (98.1)       (54.8)      (121.1)         3.0         25.2       (245.8)
   Less net realized investment and other
     gains (losses) attributable to
     mortgage securitizations ......................          --           --           --         (3.2)          --         (3.2)
                                                       --------------------------------------------------------------------------
   Net realized investment and other gains
     (losses), net-pre-tax adjustment made
     to calculate segment operating income .........       (98.1)       (54.8)      (121.1)        (0.2)        25.2       (249.0)
   Less income tax effect ..........................        35.9         20.1         44.1           --         (8.6)        91.5
                                                       --------------------------------------------------------------------------
   Net realized investment and other gains (losses),
     net-after-tax adjustment made to calculate
     segment operating income ......................   $   (62.2)   $   (34.7)   $   (77.0)   $    (0.2)   $    16.6    $  (157.5)
                                                       ==========================================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 13 -- Segment Information (continued)

                                                              Asset                  Investment    Corporate
2000                                           Protection   Gathering      G&SFP     Management    and Other   Consolidated
                                               ----------------------------------------------------------------------------
Revenues:
     Segment revenues ......................   $ 2,887.0    $ 1,195.9    $ 2,427.2    $   212.0    $   577.0      $ 7,299.1
     Net realized investment and other
       gains (losses) ......................       (24.4)        15.4        (64.7)         7.1        141.7           75.1
                                               ----------------------------------------------------------------------------
     Revenues ..............................   $ 2,862.6    $ 1,211.3    $ 2,362.5    $   219.1    $   718.7      $ 7,374.2
                                               ============================================================================
     Net investment income .................   $ 1,196.3    $   445.8    $ 1,741.9    $    22.7    $   157.2      $ 3,563.9
Net Income:
     Segment after-tax operating income ....       238.8        128.8        211.6         46.8         82.4          708.4
     Realized investment gains (losses), net       (18.2)        18.6        (40.5)         4.4         87.3           51.6
     Restructuring charges .................        (6.7)        (1.4)        (2.6)          --         (1.3)         (12.0)
     Surplus tax ...........................        20.8          0.6          6.5           --         18.1           46.0
     Demutualization expenses ..............         1.6          0.4          0.4           --          0.1            2.5
     Other demutualization related costs ...        (6.8)        (1.3)        (1.7)          --         (0.2)         (10.0)
     Group pension dividend transfer .......          --           --          5.7           --           --            5.7
                                               ----------------------------------------------------------------------------
     Net income ............................   $   229.5    $   145.7    $   179.4    $    51.2    $   186.4      $   792.2
                                               ============================================================================
Supplemental Information:
     Inter-segment revenues ................          --           --           --    $    39.1    $   (39.1)            --
     Equity in net income of investees
       accounted for by the equity method ..   $     7.5    $     3.5    $    11.2         16.8        104.8      $   143.8
     Amortization of deferred policy
       acquisition costs ...................       106.0         78.8          2.6           --         (0.3)         187.1
     Interest expense ......................         2.9          3.5          1.0         12.1         43.1           62.6
     Income tax expense ....................        82.0         57.9         78.3         35.2         55.5          308.9
     Segment assets ........................    27,091.5     14,067.2     31,161.1      3,124.5      2,967.7       78,412.0
Net Realized Investment and other Gains
   (Losses) Data:
   Net realized investment and other gains
     (losses) ..............................       (23.2)        18.9        (57.8)        10.3        141.7           89.9
   Less amortization of deferred policy
     acquisition costs related to net
     realized investment and other gains
     (losses) ..............................        12.9         (3.5)          --           --           --            9.4
   Less amounts credited to participating
     pension contractholder accounts .......          --           --         (6.9)          --           --           (6.9)
   Less amounts credited to policyholder
     dividend obligation ...................       (14.1)          --           --           --           --          (14.1)
                                               ----------------------------------------------------------------------------
   Net realized investment and other gains
     (losses), net of related amortization
     of deferred policy acquisition costs,
     amounts credited to participating
     pension contractholders and amounts
     credited to the policyholder dividend
     obligation-- per consolidated financial
     statements ............................       (24.4)        15.4        (64.7)        10.3        141.7           78.3
   Less net realized investment and other
     gains (losses) attributable to
     mortgage securitizations ..............          --           --           --         (3.2)          --           (3.2)
                                               ----------------------------------------------------------------------------
   Net realized investment and other gains
     (losses), net-pre-tax adjustment made
     to calculate segment operating income .       (24.4)        15.4        (64.7)         7.1        141.7           75.1
   Less income tax effect ..................         6.2          3.2         24.2         (2.7)       (54.4)         (23.5)
                                               ----------------------------------------------------------------------------
   Net realized investment and other gains
     (losses), net-after-tax adjustment
     made to calculate segment operating
     income ................................   $   (18.2)   $    18.6    $   (40.5)   $     4.4    $    87.3      $    51.6
                                               ============================================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 13 -- Segment Information (continued)

                                                               Asset                   Investment    Corporate
1999                                           Protection    Gathering      G&SFP      Management    and Other   Consolidated
                                               ------------------------------------------------------------------------------
Revenues:
     Segment revenues ......................   $ 2,756.9    $ 1,057.3      $ 2,028.2    $   189.9      $   532.4    $ 6,564.7
     Net realized investment and other
       gains (losses) ......................       173.6        (11.0)          93.3          3.1          (61.7)       197.3
                                               ------------------------------------------------------------------------------
     Revenues ..............................   $ 2,930.5    $ 1,046.3      $ 2,121.5    $   193.0      $   470.7    $ 6,762.0
                                               ==============================================================================
     Net investment income .................   $ 1,101.9    $   388.6      $ 1,681.3    $    45.9      $   121.2    $ 3,338.9
Net Income:
     Segment after-tax operating income ....       188.7        115.1          201.7         37.3           45.6        588.4
     Realized investment gains (losses), net       108.6         (6.9)          58.4          2.0          (45.6)       116.5
     Class action lawsuit ..................          --           --             --           --          (91.1)       (91.1)
     Restructuring charges .................        (8.6)        (7.3)          (0.6)          --           (0.5)       (17.0)
     Surplus tax ...........................       (12.5)        (1.0)          (6.5)          --           (2.3)       (22.3)
     Workers compensation reinsurance
       reserves ............................          --           --             --           --         (133.7)      (133.7)
     Group pension dividend transfer .......          --           --         (205.8)          --             --       (205.8)
     Demutualization expenses ..............       (61.3)       (13.0)         (16.1)          --           (2.2)       (92.6)
     Other demutualization related costs ...        (4.6)        (0.9)          (1.1)          --           (0.2)        (6.8)
     Cumulative effect of accounting change           --         (9.6)            --         (0.1)            --         (9.7)
                                               ------------------------------------------------------------------------------
     Net income ............................   $   210.3    $    76.4      $    30.0    $    39.2      $  (230.0)   $   125.9
                                               ==============================================================================
Supplemental Information:
     Inter-segment revenues ................          --           --             --    $    43.6      $   (43.6)          --
     Equity in net income of investees
       accounted for by the equity method ..   $    46.2    $    (0.3)     $    14.3          3.5            1.4    $    65.1
     Amortization of deferred policy
       acquisition costs ...................        69.2         53.5            3.1           --           (0.8)       125.0
     Interest expense ......................         0.7          6.2             --          5.3           57.9         70.1
     Income tax expense (credit) ...........       138.9         52.6           (7.5)        26.5         (129.0)        81.5
     Segment assets ........................    25,372.1     14,297.2       30,370.5      3,531.4        2,488.7     76,059.9
Net Realized Investment and other Gains
   (Losses) Data:
   Net realized investment and other gains
     (losses) ..............................       228.4        (16.1)          97.4          6.6          (61.7)       254.6
   Less amortization of deferred policy
     acquisition costs related to net
     realized investment and other gains
     (losses) ..............................       (54.8)         5.1             --           --             --        (49.7)
   Less amounts credited to participating
     pension contractholder accounts .......          --           --          (35.3)          --             --        (35.3)
                                               ------------------------------------------------------------------------------
   Net realized investment and other gains
     (losses), net of related amortization
     of deferred policy acquisition costs
     and amounts credited to participating
     pension contractholders -- per
     consolidated financial statements .....       173.6        (11.0)          62.1          6.6          (61.7)       169.6
   Less net realized investment and other
     gains (losses) attributable to
     mortgage securitizations and
     investments backing short-term funding
     agreements ............................          --           --           31.2         (3.5)            --         27.7
   Less gain on sale of business ...........          --           --             --           --          (33.0)       (33.0)
                                               ------------------------------------------------------------------------------
   Net realized investment and other gains
     (losses), net-pre-tax adjustment made
     to calculate segment operating income .       173.6        (11.0)          93.3          3.1          (94.7)       164.3
   Less income tax effect ..................       (65.0)         4.1          (34.9)        (1.1)          49.1        (47.8)
                                               ------------------------------------------------------------------------------
   Net realized investment and other gains
     (losses), net-after-tax adjustment
     made to calculate segment operating
     income ................................   $   108.6    $    (6.9)     $    58.4    $     2.0      $   (45.6)   $   116.5
                                               ==============================================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 13 -- Segment Information (continued)

The Company operates primarily in the United States and also in Indonesia. In addition, the international group insurance program consists of a network of 46 insurers that coordinate and/or reinsure group life, health, disability and pension coverage for foreign and globally mobile employees of multinational companies in 50 countries and territories. The following table summarizes selected financial information by geographic location for the year ended or at December 31:

                                                                             Income Before
                                                                           Income Taxes and
                                                                              Cumulative
                                                            Long-Lived        Effect of
Location                     Revenues         Assets          Assets      Accounting Changes
--------------------------------------------------------------------------------------------
                                                  (in millions)
2001
United States ......         $6,917.4         $533.8         $81,052.9         $  761.4
Foreign -- other ...            206.6            0.6              71.8              6.0
                             ----------------------------------------------------------
                             $7,124.0         $534.4         $81,124.7         $  767.4
                             ==========================================================
2000
United States ......         $7,201.4         $419.6         $78,346.9         $1,093.4
Foreign -- other ...            172.8            0.3              65.1              7.7
                             ----------------------------------------------------------
                             $7,374.2         $419.9         $78,412.0         $1,101.1
                             ==========================================================
1999
United States ......         $6,573.0         $440.0         $75,993.0         $  211.2
Foreign -- other ...            189.0            0.4              66.9              5.9
                             ----------------------------------------------------------
                             $6,762.0         $440.4         $76,059.9         $  217.1
                             ==========================================================

The Company has no reportable major customers and revenues are attributed to countries based on the location of customers.

                       JOHN HANCOCK LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 14 -- Fair Value of Financial Instruments - (Continued)

The following table presents the carrying amounts and fair values of the Company's financial instruments:

                                                                                        December 31
                                                             -----------------------------------------------------------------
                                                                        2001                                  2000
                                                             ---------------------------          ----------------------------
                                                             Carrying            Fair             Carrying             Fair
                                                               Value             Value              Value              Value
                                                             ---------------------------          ----------------------------
                                                                                      (in millions)
Assets:
     Fixed maturities:
       Held-to-maturity ............................         $ 1,923.5         $ 1,908.2          $14,145.1          $13,965.8
       Available-for-sale ..........................          36,072.1          36,072.1           15,925.4           15,925.4
     Equity securities:
       Available-for-sale ..........................             562.3             562.3              846.1              846.1
       Trading securities ..........................               1.4               1.4                1.6                1.6
     Mortgage loans on real estate .................           9,667.0          10,215.0            9,659.4           10,075.2
     Policy loans ..................................           1,927.0           1,927.0              447.9              447.9
     Short-term investments ........................              78.6              78.6              174.9              174.9
     Cash and cash equivalents .....................           1,025.3           1,025.3            2,966.3            2,966.3
Derivatives:
     Futures contracts, net ........................               0.0               0.0              (14.8)             (14.8)
     Interest rate swap agreements .................              24.9              24.9             (178.2)            (296.8)
     Interest rate swap CMT ........................               7.5               7.5                0.0                0.0
     Interest rate cap agreements ..................               3.6               3.6                0.1                0.1
     Interest rate floor agreements ................              56.5              56.5                0.0                0.0
     Interest rate swaption agreements .............               0.0               0.0               (1.3)              (1.3)
     Currency rate swap agreements .................             401.6             401.6               11.4               11.4
     Equity collar agreements ......................              16.7              16.7               11.7               11.7

Liabilities:
     Debt ..........................................             743.3             758.8              779.3              771.5
     Guaranteed investment contracts and
       funding agreements ..........................          16,142.7          15,947.0           14,333.9           13,953.8
     Fixed rate deferred and immediate annuities ...           6,212.2           6,123.3            5,195.2            5,101.3
     Supplementary contracts
       without life contingencies ..................              54.4              58.4               60.0               63.1
Derivatives:
     Futures contracts, net ........................               0.9               0.9                1.4                1.4
     Interest rate swap agreements .................             420.3             420.3                0.0              114.3
     Interest rate swap CMT ........................               0.0               0.0                0.0               (5.2)
     Interest rate cap agreements ..................               0.0               0.0                2.1                2.1
     Interest rate floor agreements ................               0.0               0.0               59.0               59.0
     Interest rate swaption agreements .............               1.3               1.3                0.0                0.0
     Currency rate swap agreements .................             318.2             318.2                0.0             (473.0)
     Equity collar agreements ......................              18.9              18.9                0.0                0.0

Commitments ........................................                --          (1,241.3)                --           (1,694.2)

                       JOHN HANCOCK LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 15 -- Stock Compensation Plans

On January 5, 2000, the Company, as sole shareholder of John Hancock Financial Services, Inc., approved and adopted the 1999 Long-Term Stock Incentive Plan (the Incentive Plan), which originally had been approved by the Board of Directors (the Board) of the Company on August 31, 1999. Under the Incentive Plan, which became effective on February 1, 2000, the effective date of the Plan of Reorganization of the Company, options of JHFS common stock granted may be either non-qualified options or incentive stock options qualifying under Section 422 of the Internal Revenue Code. The Incentive Plan objectives include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company by providing employees the opportunity to acquire JHFS' common stock. In 2001, JHFS' Board adopted and the shareholders approved the amended and restated 1999 Long-Term Stock Incentive Plan (as amended, the Long-Term Stock Incentive Plan) and the Non-Employee Directors Long-Term Stock Incentive Plan (the Directors' Plan, collectively, the Incentive Plans).

The maximum number of shares of JHFS common stock available under the Long-Term Stock Incentive Plan is 40,741,403. Of these, no more than 8,148,281 shares shall be available for stock awards, and the maximum number of shares that may be granted as incentive stock options is 32,593,122 shares. The aggregate number of shares that may be covered by awards for any one participant over the period that the Long-Term Stock Incentive Plan is in effect shall not exceed 8,148,281 shares. Subject to these overall limits, there is no annual limit on the number of stock options or stock awards that may be granted in any one year.

The maximum number of shares available in the Non-Employee Directors' Long-Term Stock Incentive Plan is 1,000,000 shares of common stock. Pursuant to the Non-Employee Directors' Long-Term Stock Incentive Plan, each director receives 50% of the annual retainer paid to eligible directors in the form of stock awards. If a director elects to have the remaining 50% of their retainer invested in shares of the JHFS' common stock through purchases on the open market, JHFS grants a partial matching stock award, which is forfeitable within three years prior to a change of control if his/her service as a director terminates (other than for death, disability or retirement). In addition, on shareholder approval of the Non-Employee Directors' Long-Term Stock Incentive Plan, each director received a non-qualified stock option award of 15,000 shares and annually thereafter will receive non-qualified stock option awards for 5,000 shares (except that each new director shall receive an option exercisable for 15,000 shares and will not be eligible for an annual grant in the same year.)

The Incentive Plans have options exercisable at the dates listed in the table below. JHFS granted 11.0 million options to the Company's employees during the year ended December 31, 2001. Options outstanding under the Long-Term Stock Incentive Plan were granted at a price equal to the fair market value of the stock on the date of grant, vest over a two-year period, and expire five years after the grant date. Options outstanding under the Non-Employee Director's Long Term Stock Incentive Plan were granted at a price equal to the fair market value of the stock on the date of grant, vest immediately, and expire five years after grant date.

The status of JHFS stock options held by the Company's employees under the Long-Term Stock Incentive Plan and and Directors of the Company under the Non-Employee Directors' Long-Term Stock Incentive Plan are summarized below as of December 31:

                                                           Weighted-
                                                            average
                                                           exercise   Shares subject      Weighted-
                                              Number of    price per  to exercisable  average exercise
                                               options       option      options      price per option
                                        --------------------------------------------------------------
                                           (in thousands)             (in thousands)
Outstanding at February 1, 2000                       -          -
     Granted                                    4,165.0     $14.06
     Exercised                                      0.2      13.94
     Canceled                                     275.8      13.94

                                        --------------------------------------------------------------
Outstanding at December 31, 2000                3,889.0     $14.07
                                        --------------------------------------------------------------

     Granted                                   10,992.1      35.96
     Exercised                                    746.3      14.05
     Canceled                                     984.8      29.61

                                        --------------------------------------------------------------
Outstanding at December 31, 2001               13,150.0     $31.21        2,270.5        $26.03
                                        --------------------------------------------------------------

                       JOHN HANCOCK LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 15 - Stock Compensation Plans - (Continued)

The Company accounts for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value, with the exception of the Signator Stock Option Program. Had compensation expense for the remaining Company's stock-based compensation plans been determined based upon fair values at the grant dates for awards under the plan in accordance with SFAS No. 123, the Company's net earnings would have been reduced to the pro forma amounts indicated below. Additional stock option awards are anticipated in future years. The effects of applying SFAS No. 123 on proforma disclosures of net income indicated below are not likely to be representative of the pro-forma effects on net income in future years for the following reasons: 1) the number of future shares to be issued under these plans is not known, 2) the effect of an additional year of vesting options granted in prior years is not considered in the assumptions and 3) the assumptions used to determine the fair value can vary significantly.

The Black-Scholes option valuation model was developed for use in estimating fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require input of highly subjective assumptions including the expected stock price volatility. Because the JHFS stock options granted to the employees of the Company have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of the employee stock options.

The estimated weighted-average fair value per share using the Black-Scholes option valuation model is $9.24 and $3.66, respectively, for the years ending December 31, 2001 and 2000, using the following assumptions:

                                           2001                   2000
                                   ---------------------------------------------
Expected term                           3-5 years               2-5 years
Risk free rate (1)                     4.6% - 6.0%             4.8% - 5.6%
Dividend yield                             1.0%                    1.8%
Expected volatility                       32.0%                   24.0%

(1) Dependent on grant date.

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                    Year Ended December 31,      For the Period
                                  Year Ended                  2000             February 1 through
                               December 31, 2001     Pro Forma (unaudited)      December 31, 2000
                            -------------------------------------------------------------------------
                                                        (in millions)
Net income:
     As reported                    $573.9                   $792.2                   $750.3
     Pro forma (unaudited)           540.6                    790.0                    748.8

The following table summarizes information about JHFS' stock options held by the Company's employees, outstanding at December 31, 2001:

                                     Weighted-average
                       Number of        remaining                          Number of
                        options        contractual    Weighted-average    exercisable      Weighted-average
      Range of       outstanding at       life         exercise price      options at     exercise price per
   exercise price       12/31/01         (years)         per option         12/31/01      exercisable options
--------------------------------------------------------------------------------------------------------------
                     (in thousands)                                      (in thousands)
   $12.29 - $16.39       2,849.3           3.2              $13.94          1,013.9             $13.94
   $20.49 - $24.58          35.2           3.6               23.59             16.6              23.59
   $32.78 - $36.88       9,240.0           4.1               35.55          1,045.0              35.53
   $36.88 - $40.98       1,025.5           4.4               39.31            195.0              38.18
--------------------------------------------------------------------------------------------------------------
                        13,150.0           3.9              $30.92          2,270.5             $26.03
                   ===========================================================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 15 - Stock Compensation Plans - (Continued)

In February 2001, JHFS implemented the Signator Stock Options Grant Program, under the Long-Term Stock Incentive Plan. The program granted 339,307 stock options to non-employee general agents (agents) at the market price of $35.53 per share. The stock options vest over a two-year period, subject to continued participation in the JHFS sales program and attainment of established, individual sales goals. After one year of vesting, an agent is allowed to exercise 50% of the stock options granted. The Company amortizes compensation expense for the grant over a 24-month period commencing on grant date at a fair value of $9.24 per option determined by the Black-Scholes option valuation model. Total expense recognized for the year ended December 31, 2001, is $1.3 million. The total grant date fair value of the stock options granted under the program from January 1, 2001 through December 31, 2001, is $3.1 million. During 2001, 4,737 stock options were forfeited with a total grant date price of $0.01 million. The outstanding option balance in the Signator Grant Program is 334,570 at December 31, 2001.

On March 13, 2000, JHFS granted 281,084 shares of non-vested stock to key Company personnel at a weighted- average grant price of $14.34 per share. These grants of non-vested stock are forfeitable and vest at three or five years of service within the Company. The Company recognizes compensation expense immediately, as the grants are based on historical compensation. The total grant-date price of the non-vested stock granted from January 1, 2000 through December 31, 2000 is $4.0 million. During 2001 and 2000, 12,142 and 50,837 shares of this non-vested stock were forfeited with a total grant date price of $0.2 million and $0.7 million, respectively. The outstanding share balance in the 2000 plan is 218,105 as of December 31, 2001.

On February 12, March 12 and March 15, 2001, JHFS granted an aggregate 265,391 total shares of non-vested stock to key Company personnel. The program was funded with cash and the shares were purchased on the open market at the weighted-average grant price of $37.22 per share. These grants of non-vested stock are forfeitable and vest at three years of service within the Company. The Company recognizes compensation expense immediately, as the grants are based on historical compensation. The total grant-date price of the non-vested stock granted from January 1, 2001 through December 31, 2001 is $9.9 million. During 2001, 16,414 shares of non-vested stock were forfeited with a total grant-date price of $0.6 million. The outstanding share balance in the 2001 plan is 248,977.

During 2001, JHFS granted 72,749 shares of non-vested stock to Company executive officers at a weighted-average grant price of $35.72 per share. These grants of non-vested stock are forfeitable and vest at three or five years of service within the Company. The Company amortizes compensation expense for the grant over the vesting period. Total amortization for the period ending December 31, 2001, is $0.3 million. The total grant-date price of the non-vested stock granted from January 1, 2001 through December 31, 2001, is $2.6 million. During 2001, 14,000 shares of non-vested stock were forfeited with a total grant-date exercise price of $0.5 million. The outstanding share balance in the Executive Restricted Stock Compensation Plan is 58,749 at December 31, 2001.

In 2001, JHFS issued 3,129 shares to Non-Employee Directors as payment of 50% of their quarterly retainer. These shares are not forfeitable and vest immediately. The total grant-date price of this stock issued to the Company's non-employee directors from January 1, 2001 through December 31, 2001 is $0.1 million. In addition, in July 2001, the Company implemented a plan that would allow directors, at their discretion, to invest one half of their quarterly retainer in JHFS' common stock in lieu of receiving cash. JHFS will match any investment at a rate of 50%. The restricted stock given as matching shares, is forfeitable and vests over three years, thus amortizes the balance to director compensation expense over the vesting period. At December 31, 2001, 256 shares were matched under the program at a weighted-average grant price per share of $39.07. Total amortization expense recognized for the period ending December 31, 2001 is $0.01 million. There were no forfeitures through December 31, 2001.

On January 9, 2002, the Compensation Committee of JHFS' Board of Directors approved stock and stock option grants to the Policy Committee and certain key employees of the Company. The equity grants were made in compliance with the terms of the Long-Term Stock Incentive Plan. A total of 550.0 thousand shares of non-vested stock was granted, with a total grant date price of $22.9 million. A total of 6.2 million options were granted, with a grant date fair value of $12.57 per option as determined by the Black-Scholes option valuation model.

                       JOHN HANCOCK LIFE INSURANCE COMPANY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

Note 15 - Stock Compensation Plans - (Continued)

On February 5, 2002, the Compensation Committee of JHFS' Board of Directors approved stock grants to executive officers and approved stock and stock option grants to certain key employees and agents of the Company. A total of 87.4 thousand shares of non-vested stock was issued by the Company to executive officers for cash totaling $3.3 million or $38.22 per share. A total of 154.6 thousand shares of non-vested stock was granted to certain key personnel, with a total grant price of $5.9 million. This program was funded with cash and the shares were purchased on the open market at the weighted-average grant price of $38.22 per share. A total of 602.0 thousand options were granted, with a grant date price of $11.34 per option as determined by the Black-Scholes option valuation model.

Stock Ownership Loan Program

In January 2000, JHFS adopted a loan program whereby JHFS may extend credit to key Company executives to purchase JHFS stock in order for them to meet mandatory stock ownership requirements. These full recourse loans bear interest at variable rates and principal and interest are payable no later than the death of the executive, termination of employment or five years. As of December 31, 2001 and 2000, these amounts loaned by JHFS to Company executives were $2.9 million and $3.6 million, respectively

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                     SCHEDULE I -- SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                             As of December 31, 2001
                                  (in millions)

Column A                                                     Column B         Column C          Column D
                                                                                             AMOUNT AT WHICH
                                                                                              SHOWN IN THE
                                                                                              CONSOLIDATED
TYPE OF INVESTMENT                                           COST (2)           VALUE         BALANCE SHEET
------------------------------------------------------------------------------------------------------------
Fixed maturity securities, available-for-sale:
Bonds:
United States government and government
agencies and authorities ...............................    $   332.7         $   330.1         $   330.1
States, municipalities and political subdivisions ......        202.6             206.9             206.9
Foreign governments ....................................        457.0             497.8             497.8
Public utilities .......................................      3,178.5           3,198.0           3,198.0
Convertibles and bonds with warrants attached ..........        496.7             503.5             503.5
All other corporate bonds ..............................     30,405.2          30,644.0          30,644.0
Certificates of deposits ...............................           --                --                --
Redeemable preferred stock .............................        705.3             691.8             691.8
                                                            ------------------------------------------------
Total fixed maturity securities, available-for-sale ....    $35,778.0         $36,072.1         $36,072.1
                                                            ------------------------------------------------

Equity securities, available-for-sale:
Common stocks:
Public utilities .......................................           --                --                --
Banks, trust and insurance companies ...................           --                --                --
Industrial, miscellaneous and all other ................    $   307.2         $   433.7         $   433.7
Non-redeemable preferred stock .........................        125.9             128.6             128.6
                                                            ------------------------------------------------
Total equity securities, available-for-sale ............    $   433.1         $   562.3         $   562.3
                                                            ------------------------------------------------

Fixed maturity securities, held-to-maturity:
Bonds
United States government and government
agencies and authorities ...............................    $    25.8         $    27.2         $    25.8
States, municipalities and political subdivisions ......        509.8             499.6             509.8
Foreign governments ....................................           --                --                --
Public utilities .......................................        140.2             140.1             140.2
Convertibles and bonds with warrants attached ..........           --                --                --
All other corporate bonds ..............................      1,169.1           1,164.4           1,169.1
Certificates of deposits ...............................         78.6              76.9              78.6
Redeemable preferred stock .............................           --                --                --
                                                            ------------------------------------------------
Total fixed maturity securities, held-to-maturity ......    $ 1,923.5         $ 1,908.2         $ 1,923.5
                                                            ------------------------------------------------

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                     SCHEDULE I -- SUMMARY OF INVESTMENTS -
             OTHER THAN INVESTMENTS IN RELATED PARTIES - (CONTINUED)
                             As of December 31, 2001
                                  (in millions)

Column A                                        Column B           Column C         Column D
                                                                                AMOUNT AT WHICH
                                                                                  SHOWN IN THE
                                                                                  CONSOLIDATED
TYPE OF INVESTMENT                              COST (2)             VALUE       BALANCE SHEET
-----------------------------------------------------------------------------------------------
Equity securities, trading:
Common stocks:
Public utilities ............................          --                --                --
Banks, trust and insurance companies ........          --                --                --
Industrial, miscellaneous and all other .....   $     2.7         $     1.4         $     1.4
Non-redeemable preferred stock ..............          --                --                --
                                                -----------------------------------------------
Total equity securities, trading ............         2.7               1.4               1.4
                                                -----------------------------------------------

Mortgage loans on real estate, net (1) ......     9,779.8              XXXX           9,667.0
Real estate, net:
Investment properties (1) ...................       290.0              XXXX             253.3
Acquired in satisfaction of debt (1) ........       174.0              XXXX             127.1
Policy loans ................................     1,927.0              XXXX           1,927.0
Other long-term investments (2) .............     1,676.9              XXXX           1,676.9
Short-term investments ......................        78.6              XXXX              78.6
                                                -----------------------------------------------
Total investments ...........................   $52,060.5         $38,544.0         $52,289.2
                                                ===============================================

(1) Difference between Column B and Column D is primarily due to valuation allowances due to impairments on mortgage loans on real estate and due to accumulated depreciation. See Note 3 to the audited consolidated financial statements.
(2) Difference between Column B and Column C is primarily due to operating gains (losses) of investments in limited partnerships.

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

               SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
   As of December 31, 2001, 2000 and 1999 and for each of the years then ended
                                  (in millions)

Column A                        Column B         Column C         Column D       Column E         Column F

                                                  FUTURE                           OTHER
                                                  POLICY                          POLICY
                                                 BENEFITS,                        CLAIMS
                                DEFERRED          LOSSES,                           AND
                                 POLICY         CLAIMS AND                       BENEFITS
                              ACQUISITION          LOSS           UNEARNED        PAYABLE          PREMIUM
          SEGMENT                COSTS           EXPENSES       PREMIUMS (1)        (1)            REVENUE
2001:
Protection ................     $2,557.1         $18,369.2         $280.4          $102.0          $1,363.8
Asset Gathering ...........        616.2           6,689.4             --             0.1              74.8
Guaranteed & Structured
     Financial Products ...          8.8          24,375.1           65.7             4.9             483.3
Investment Management .....           --                --             --              --                --
Corporate & Other .........          4.2           1,284.4           (0.1)           96.8             430.0
                              -----------------------------------------------------------------------------
     Total ................     $3,186.3         $50,718.1         $346.0          $203.8          $2,351.9
                              =============================================================================

2000:
Protection ................     $2,455.7         $16,671.2         $262.6          $ 89.9          $1,295.5
Asset Gathering ...........        558.2           5,619.9             --            (4.5)             63.4
Guaranteed & Structured
     Financial Products ...          8.5          21,944.2           60.4             0.7             620.3
Investment Management .....           --                --             --              --                --
Corporate & Other .........          4.7           1,488.3            0.1           170.3             411.5
                              -----------------------------------------------------------------------------
     Total ................     $3,027.1         $45,723.6         $323.1          $256.4          $2,390.7
                              =============================================================================

1999:
Protection ................     $2,291.6         $15,035.0         $217.4          $112.1          $1,291.0
Asset Gathering ...........        521.5           5,166.8             --             0.2              17.2
Guaranteed & Structured
     Financial Products ...          8.4          20,310.4           56.1             0.5             298.2
Investment Management .....           --                --             --              --                --
Corporate & Other .........          4.8           1,882.4            0.1           171.5             415.0
                              -----------------------------------------------------------------------------
     Total ................     $2,826.3         $42,394.6         $273.6          $284.3          $2,021.4
                              =============================================================================

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

   As of December 31, 2001, 2000 and 1999 and for each of the years then ended
                                  (in millions)

         Column A                Column B        Column C              Column D              Column E

                                                                   AMORTIZATION OF
                                                                   DEFERRED POLICY
                                                 BENEFITS,        ACQUISITION COSTS,
                                                  CLAIMS,         EXCLUDING AMOUNTS
                                    NET         LOSSES, AND    RELATED TO NET REALIZED        OTHER
                                INVESTMENT       SETTLEMENT      INVESTMENT AND OTHER       OPERATING
          SEGMENT                 INCOME          EXPENSES          GAINS (LOSSES)           EXPENSES
2001:
Protection ................      $1,258.5         $1,603.3              $171.3               $  346.0
Asset Gathering ...........         498.5            441.6                75.0                  452.4
Guaranteed & Structured
     Financial Products ...       1,834.5          1,869.2                 2.4                  107.0
Investment Management .....          28.7               --                  --                   97.9
Corporate & Other .........          26.0            414.0                 0.3                  224.5
                              -----------------------------------------------------------------------
     Total ................      $3,646.2         $4,328.1              $249.0               $1,227.8
                              =======================================================================

2000:
Protection ................      $1,196.3         $1,550.1              $106.0               $  405.2
Asset Gathering ...........         445.8            371.3                78.8                  557.2
Guaranteed & Structured
     Financial Products ...       1,741.9          1,963.4                 2.6                  108.8
Investment Management .....          22.7               --                  --                  132.7
Corporate & Other .........         157.2            362.6                (0.3)                  84.9
                              -----------------------------------------------------------------------
     Total ................      $3,563.9         $4,247.4              $187.1               $1,288.8
                              =======================================================================

1999:
Protection ................      $1,101.9         $1,595.0              $ 69.2               $  401.2
Asset Gathering ...........         388.6            299.3                53.5                  542.1
Guaranteed & Structured
     Financial Products ...       1,681.3          1,959.9                 3.1                   94.5
Investment Management .....          45.9               --                  --                  127.2
Corporate & Other .........         121.2            731.2                (0.8)                  86.0
                              -----------------------------------------------------------------------
     Total ................      $3,338.9         $4,585.4              $125.0               $1,251.0
                              =======================================================================

(1) Unearned premiums and other policy claims and benefits payable are included in Column C amounts.
(2) Allocations of net investment income and certain operating expenses are based on a number of assumptions and estimates, and reported operating results would change by segment if different methods were applied.

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                           SCHEDULE IV -- REINSURANCE
  As of December 31, 2001, 2000 and 1999 and for each of the years then ended:
                                  (in millions)

                                                                         ASSUMED                             PERCENTAGE
                                                     CEDED TO             FROM                               OF AMOUNT
                                    GROSS              OTHER              OTHER              NET             ASSUMED TO
                                    AMOUNT           COMPANIES          COMPANIES           AMOUNT               NET
2001:
Life insurance in force ...       $282,557.8         $107,601.2         $27,940.6         $202,897.2            13.8%
                               ========================================================================
Premiums:
Life insurance ............          2,551.6              787.6             233.2            1,997.2            11.7%
Accident and health
     Insurance ............            529.1              368.9             194.5              354.7            54.8%
P&C .......................               --                 --                --                 --             0.0%
                               ------------------------------------------------------------------------
     Total ................       $  3,080.7         $  1,156.5         $   427.7         $  2,351.9            18.2%
                               ========================================================================

2000:
Life insurance in force ...       $245,171.2         $ 49,119.2         $27,489.1         $223,541.0            12.3%
                               ========================================================================
Premiums:
Life insurance ............          2,369.9              313.7             279.0            2,335.2            11.9%
Accident and health
     Insurance ............            810.4              941.3             186.4               55.5           335.9%
P&C .......................               --                 --                --                 --             0.0%
                               ------------------------------------------------------------------------
     Total ................       $  3,180.3         $  1,255.0         $   465.4         $  2,390.7            19.5%
                               ========================================================================

1999:
Life insurance in force ...       $283,946.1         $ 43,244.4         $29,214.6         $269,916.3            10.8%
                               ========================================================================
Premiums:
Life insurance ............          2,074.5              408.1             139.4            1,806.1             7.7%
Accident and health
     Insurance ............            863.8              820.4             171.6              215.0            79.8%
P&C .......................               --                 --               0.3                0.3           100.0%
                               ------------------------------------------------------------------------
     Total ................       $  2,938.3         $  1,228.5         $   311.3         $  2,021.4            15.4%
                               ========================================================================

Note: The life insurance caption represents principally premiums from traditional life insurance and life-contingent immediate annuities and excludes deposits on investment products and the universal life insurance products.

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                                    EXHIBITS

Exhibit
Number                                  Description
-------                                 -----------

2.1         Plan of Reorganization **
3.1 Restated Articles of Organization and Articles of Amendment of John Hancock Life Insurance Company #
3.2         Amended and Restated By-laws of John Hancock Life Insurance Company
            *
10.1 Credit Agreement dated as of August 3, 2000, among John Hancock Financial Services, Inc., John Hancock Life Insurance Company, John Hancock Capital Corporation, The Banks listed therein, Fleet National Bank, as Co-Administrative Agent, The Chase Manhattan Bank, as Co-Administrative Agent, Citicorp USA, Inc., as Syndication Agent, and BankOne, NA as Documentation Agent, and FleetBoston Robertson Stephens, Inc., and Chase Securities, Inc., as Joint Book Managers and Joint Lead Arrangers. ***
10.1.2 First Amendment dated as of July 27, 2001 to the Credit Agreement dated as of August 3, 2000 among John Hancock Financial Services, Inc., John Hancock Life Insurance Company, the Banks listed therein, Fleet National Bank, as Co-Administrative Agent, The Chase Manhattan Bank, as Co-Administrative Agent, Citicorp USA, Inc., as Syndication Agent, BankOne, NA as Documentation Agent (Multi-Year Revolver), The Bank of New York, as Co-Documentation Agent (364-Day Revolver) and The Bank of Nova Scotia, as Co-Documentation Agent (364-Day Revolver) and Fleet Securities, Inc., and J.P. Morgan Securities, Inc., as Joint Book Managers and Joint Lead Arrangers.****
10.2.1 Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Michael
            A. Bell##+
10.2.2 Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Thomas E. Moloney##+
10.2.3 Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and David F. D'Alessandro##+
10.2.4 Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Derek Chilvers##+
10.2.5 Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Maureen Ford##+
10.2.6 Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Robert Walters##+
10.2.7 Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and John M. DeCiccio##+
10.2.8 Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Wayne A. Budd##+
10.3 Fiscal Agency Agreement, dated as of February 25, 1994 by and between John Hancock Mutual Life Insurance Company, as Issuer, and First National Bank of Boston, as Fiscal Agent **
10.4 Reinsurance Agreement, dated as of July 30, 1992 by and between John Hancock Mutual Life Insurance Company and Provident Life and Accident Insurance Company **
10.5 Reinsurance Agreement, dated as of July 30, 1992 by and between John Hancock Mutual Life Insurance Company and Provident Life and Accident Insurance Company **
10.6 Coinsurance Agreement, dated as of March 1, 1997 by and between John Hancock Mutual Life Insurance Company and UNICARE Life & Health Insurance Company **
10.7 Letter of Credit Agreement, dated as of January 2, 1997 by and among John Hancock Mutual Life Insurance Company, Banks named therein and Morgan Guaranty Trust Company of New York as Issuing Bank and Agent
            **
10.8 Long-Term Incentive Plan for Senior Executives (as Amended and Restated Effective February 11, 2002)@@@+
10.9 Incentive Compensation Plan for Certain Senior Executives (as Amended and Restated Effective February 11, 2002)@@@+

10.10       Form of Shareholder Rights Agreement **
10.10.1     Amendment No. 1 to the Rights Agreement (As Adopted on March 4,
            2002)@@@
10.11 1999 Long-Term Stock Incentive Plan (As Amended and Restated as of May 14, 2001)###+
10.12       Form of Capitalized Interest Note for stock ownership Loan
            Program@@+
10.12.1     Form of promissory Note for stock ownership Loan Program@@@+
10.13       Deferred Compensation Plan for Non-Employee Directors @@+
10.14       Non-Employee Directors' Long-Term Stock Incentive Plan###+
10.15       Deferred Compensation Plan for Executives @+

-----------------------------------

The principal amount of debt outstanding under each instrument (excepting those listed above) defining the rights of holders of our long-term debt does not exceed ten percent (10%) of our total assets on a consolidated basis. The Company agrees to furnish the SEC, upon request, a copy of each instrument defining the rights of holders of our long-term debt.

Any exhibit not included with this Form 10-K when furnished to any shareholder of record will be furnished to such shareholder upon written request and payment of up to $.25 per page plus postage. Such requests should be directed to John Hancock Financial Services, Inc., Investor Relations, John Hancock Place, Post Office Box 111, Boston, Massachusetts 02117.

*           Filed herewith
** Previously filed as an exhibit to John Hancock Financial Services, Inc.'s S-1 Registration Statement (file no. 333-87271), and incorporated by reference herein.
*** Previously filed as an exhibit to the John Hancock Financial Services, Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 2000, and incorporated by reference herein.
**** Previously filed as an exhibit to John Hancock Financial Services, Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 2001, and incorporated by reference herein.

@           Previously filed as an exhibit to John Hancock Financial Services,
            Inc.'s S-8 Registration Statement (file no. 333-55064), and incorporated by reference herein.
@@          Previously filed as an exhibit to John Hancock Financial Services,
            Inc.'s annual report on Form 10-K for the year ended December 31,
            2000, and incorporated by reference herein.
@@@         Previously filed as an exhibit to John Hancock Financial Services,
            Inc.'s annual report on Form 10-K for the year ended December 31,
            2001, and incorporated by reference herein.
+           Management Contract or Compensatory Plan or Arrangement.
#           Previously filed as an exhibit to the John Hancock Life Insurance
            Company annual report on form 10-K for the year ended December 31, 2000 and incorporated by reference herein.
##          Previously filed as an exhibit to John Hancock Financial Services,
            Inc.'s quarterly report on Form 10-Q for the quarter ended September
            30, 2001, and incorporated by reference herein.
###         Previously filed with John Hancock Financial Services, Inc.
            definitive proxy statement for the 2001 annual meeting of shareholders, and incorporated by reference herein.

(b) Reports on Form 8-K.

There were no reports on Form 8-K required to be filed during the fourth quarter of 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   JOHN HANCOCK FINANCIAL SERVICES, INC.

                                   By:      __________________________________
                                            Thomas E. Moloney
                                            Senior Executive Vice President and
                                            Chief Financial Officer
                                   Date:    March 25, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

        SIGNATURE                                     TITLE                                  DATE
David F. D'Alessandro                 Chairman, President, Chief Executive              March 25, 2002
                                      Officer and Director
                                      (Principal Executive Officer)

Thomas E. Moloney                     Senior Executive Vice President and               March 25, 2002
                                      Chief Financial Officer
                                      (Principal Financial and Accounting Officer)

Wayne A. Budd                         Executive Vice President, General                 March 25, 2002
                                      Counsel and Director

John M. Connors, Jr.                  Director                                          March 25, 2002


Robert E. Fast                        Director                                          March 25, 2002


Kathleen Foley Feldstein              Director                                          March 25, 2002


Nelson S. Gifford                     Director                                          March 25, 2002


Thomas P. Glynn                       Director                                          March 25, 2002


Michael C. Hawley                     Director                                          March 25, 2002


Edward H. Linde                       Director                                          March 25, 2002


Judith A. McHale                      Director                                          March 25, 2002

R. Robert Popeo                       Director                                          March 25, 2002


Richard F. Syron                      Director                                          March 25, 2002


Robert J. Tarr, Jr.                   Director                                          March 25, 2002


Foster L. Aborn                       Director                                          March 25, 2002


John M. DeCiccio                      Director                                          March 25, 2002