Form 10-K/A
period 2001-12-31
HANCOCK JOHN LIFE INSURANCE CO
filed 2002-04-19
CIK 917406

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] Not Applicable.

The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with reduced disclosure format.

At March 1, 2002 there were outstanding 1,000 shares of common stock, $10,000 par value per share, of the registrant, all of which were owned by John Hancock Financial Services, Inc.

                                EXPLANATORY NOTE

This Form 10-K/A is being filed to include in the Form 10-K filed on March 28, 2002 a conformed signature inadvertently omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   JOHN HANCOCK LIFE INSURANCE COMPANY


                                   By:      /s/Thomas E. Moloney
                                            --------------------
                                            Thomas E. Moloney
                                            Senior Executive Vice President and
                                            Chief Financial Officer
                                   Date:    March 25, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


SIGNATURE                     TITLE                               DATE

/s/David F. D'Alessandro      Chairman, President,                March 25, 2002
------------------------      Chief Executive
David F. D'Alessandro         Officer and Director
                              (Principal Executive Officer)

/s/Thomas E. Moloney          Senior Executive Vice President     March 25, 2002
--------------------          and Chief Financial Officer
Thomas E. Moloney             (Principal Financial and
                              Accounting Officer)


/s/Wayne A. Budd              Executive Vice President,           March 25, 2002
------------------            General Counsel and Director
Wayne A. Budd

/s/John M. Connors, Jr.       Director                            March 25, 2002
------------------------
John M. Connors, Jr.

/s/Robert E. Fast             Director                            March 25, 2002
------------------
Robert E. Fast

/s/Kathleen Foley Feldstein   Director                            March 25, 2002
---------------------------
Kathleen Foley Feldstein

/s/Nelson S. Gifford          Director                            March 25, 2002
--------------------
Nelson S. Gifford

/s/Thomas P. Glynn            Director                            March 25, 2002
------------------
Thomas P. Glynn

/s/Michael C. Hawley          Director                            March 25, 2002
--------------------
Michael C. Hawley

/s/Edward H. Linde            Director                            March 25, 2002
--------------------
Edward H. Linde

/s/Judith A. McHale           Director                            March 25, 2002
-------------------
Judith A. McHale

/s/R. Robert Popeo            Director                            March 25, 2002
------------------
R. Robert Popeo

/s/Richard F. Syron           Director                            March 25, 2002
-------------------
Richard F. Syron

/s/Robert J. Tarr, Jr.        Director                            March 25, 2002
----------------------
Robert J. Tarr, Jr.

/s/Foster L. Aborn            Director                            March 25, 2002
------------------
Foster L. Aborn

/s/John M. DeCiccio           Director                            March 25, 2002
-------------------
John M. DeCiccio

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    JOHN HANCOCK LIFE INSURANCE COMPANY


                                    By:     /s/Thomas E. Moloney
                                            ----------------------
                                            Thomas E. Moloney
                                            Senior Executive Vice President and
                                            Chief Financial Officer

                                    Date:   April 18, 2002