Form 10-Q
period 2002-03-31
HANCOCK JOHN LIFE INSURANCE CO
filed 2002-05-15
CIK 917406

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                        Commission File Number: 333-45862

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Number of shares outstanding of our only class of common stock as of May 10, 2002:

                                      1,000

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                                                            March 31,
                                                                               2002         December 31,
                                                                           (Unaudited)          2001
                                                                           -----------------------------
                                                                                   (in millions)
Assets

Investments
Fixed maturities:
     Held-to-maturity--at amortized cost
     (fair value: 2002--$1,893.6; 2001--$1,908.2)......................     $ 1,873.5        $ 1,923.5
     Available-for-sale--at fair value
     (cost: 2002--$36,538.1; 2001--$35,778.0)..........................      36,678.8         36,072.1
Equity securities:
     Available-for-sale--at fair value
     (cost: 2002--$436.5; 2001--$433.1)................................         604.0            562.3
     Trading securities--at fair value
     (cost: 2002--$1.1; 2001--$2.7)....................................           1.0              1.4
Mortgage loans on real estate..........................................       9,718.1          9,667.0
Real estate............................................................         359.4            380.4
Policy loans...........................................................       1,928.7          1,927.0
Short-term investments.................................................          16.0             78.6
Other invested assets..................................................       1,799.3          1,676.9
                                                                           -----------------------------

         Total Investments.............................................      52,978.8         52,289.2

Cash and cash equivalents..............................................         922.9          1,025.3
Accrued investment income..............................................         721.3            745.9
Premiums and accounts receivable.......................................         110.5            117.2
Deferred policy acquisition costs......................................       3,316.7          3,186.3
Reinsurance recoverable................................................       2,501.0          2,464.3
Other assets...........................................................       2,765.5          2,298.4
Separate account assets................................................      18,989.2         18,998.1
                                                                           -----------------------------

         Total Assets..................................................     $82,305.9        $81,124.7
                                                                           =============================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                                                               March 31,
                                                                                  2002         December 31,
                                                                              (Unaudited)          2001
                                                                              -----------------------------
                                                                                     (in millions)
Liabilities and Shareholder's Equity

Liabilities
Future policy benefits.................................................         $30,387.8       $29,715.0
Policyholders' funds...................................................          21,096.1        20,530.3
Unearned revenue.......................................................             358.2           346.0
Unpaid claims and claim expense reserves...............................             173.0           203.8
Dividends payable to policyholders.....................................             457.3           472.8
Short-term debt........................................................             102.0           124.6
Long-term debt.........................................................             616.1           618.7
Income taxes...........................................................             731.4           803.9
Other liabilities......................................................           3,732.1         3,675.5
Separate account liabilities...........................................          18,989.2        18,998.1
                                                                              -----------------------------

     Total Liabilities.................................................          76,643.2        75,488.7

Minority interest......................................................              28.8            28.8

Commitments and contingencies - Note 4

Shareholder's Equity
Common stock, $10,000 par value; 1,000 shares authorized, issued
   and outstanding.....................................................              10.0            10.0
Additional paid in capital.............................................           4,763.3         4,763.4
Retained earnings......................................................             729.0           608.2
Accumulated other comprehensive income.................................             131.6           225.6
                                                                              -----------------------------

     Total Shareholder's Equity........................................           5,633.9         5,607.2
                                                                              -----------------------------

     Total Liabilities and Shareholder's Equity........................         $82,305.9       $81,124.7
                                                                              =============================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                     2002           2001
                                                                                    -----------------------
                                                                                       (in millions)
Revenues
Premiums........................................................................    $  448.8      $  454.4
Universal life and investment-type product charges..............................       148.3         148.1
Net investment income...........................................................       887.7         918.0
Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholders and the policyholder
   dividend obligation ($(22.3) and $3.4, respectively) ........................       (86.1)        (25.0)
Investment management revenues, commissions and other fees......................       135.9         146.7
Other revenue...................................................................        70.6           2.1
                                                                                    -----------------------

     Total revenues.............................................................     1,605.2       1,644.3

Benefits and Expenses
Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to participating pension contractholders and the policyholder dividend obligation
   ($(6.8) and $3.9, respectively)..............................................       904.2         953.5
Other operating costs and expenses..............................................       324.7         283.9
Amortization of deferred policy acquisition costs, excluding amounts related to net realized investment and other gains
   (losses) ($(15.5) and $(0.5), respectively)..................................        57.7          74.0
Dividends to policyholders......................................................       138.3         131.1
                                                                                    -----------------------

     Total benefits and expenses................................................     1,424.9       1,442.5
                                                                                    -----------------------

Income before income taxes and
   cumulative effect of accounting changes......................................       180.3         201.8
Income taxes....................................................................        48.5          60.5
                                                                                    -----------------------

Income before cumulative effect of
   accounting changes...........................................................       131.8         141.3

Cumulative effect of accounting changes, net of tax - Note 1....................        --             7.2
                                                                                    -----------------------

Net income......................................................................    $  131.8      $  148.5
                                                                                    =======================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                            AND COMPREHENSIVE INCOME

                                                                               Accumulated
                                                       Additional                 Other          Total
                                               Common    Paid in    Retained  Comprehensive   Shareholder's  Outstanding
                                               Stock     Capital    Earnings     Income          Equity        Shares
                                             ----------------------------------------------------------------------------
                                                       (in millions, except for outstanding share amounts)

Balance at January 1, 2001.................    $10.0    $ 4,764.6    $ 284.3     $  66.7        $ 5,125.6      1,000

Demutualization transactions...............                  (0.4)                                   (0.4)

Comprehensive income:
   Net income..............................                            148.5                        148.5

   Other comprehensive income, net of tax:
     Net unrealized gains (losses).........                                         24.0             24.0
     Cash flow hedges......................                                         (2.6)            (2.6)
     Foreign currency translation
       Adjustment..........................                                          0.8              0.8
                                                                             ------------------------------
Comprehensive income.......................                                         22.2             22.2

Dividend paid to parent company............                           (250.0)                      (250.0)
Change in accounting principle - Note 1....                                        227.6            227.6
                                             ----------------------------------------------------------------------------

Balance at March 31, 2001..................    $10.0    $ 4,764.2    $ 182.8     $ 316.5        $ 5,273.5      1,000
                                             ============================================================================

Balance at January1, 2002..................    $10.0    $ 4,763.4    $ 608.2     $ 225.6        $ 5,607.2      1,000

Demutualizaton transactions................                  (0.1)                                   (0.1)

Comprehensive income:
   Net income..............................                            131.8                        131.8

   Other comprehensive income, net of tax:
     Net unrealized gains (losses).........                                        (83.1)           (83.1)
     Cash flow hedges......................                                        (12.2)           (12.2)
     Foreign currency translation
       Adjustment..........................                                          0.1              0.1
Minimum pension liability..................                                          1.2              1.2
                                                                             ------------------------------
Comprehensive income.......................                                        (94.0)           (94.0)

Dividend paid to parent company............                            (11.0)                       (11.0)
                                             ----------------------------------------------------------------------------

Balance at March 31, 2002..................    $10.0    $ 4,763.3    $ 729.0     $ 131.6        $ 5,633.9      1,000
                                             ============================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                               2002        2001
                                                                                            -----------------------
                                                                                                 (in millions)
Cash flows from operating activities:
   Net income...........................................................................    $    131.8   $    148.5
   Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization of discount - fixed maturities........................................         (17.8)       (30.2)
     Net realized investment and other (gains) losses...................................          86.1         25.0
     Change in deferred policy acquisition costs........................................         (66.8)       (34.4)
     Depreciation and amortization......................................................          15.1         17.4
     Net cash flows from trading securities.............................................           0.4         (1.2)
     Decrease (increase) in accrued investment income...................................          24.6        (91.5)
     Decrease (increase) in premiums and accounts receivable............................           6.7        (96.9)
     Increase in other assets and other liabilities, net................................         112.4        284.3
     Increase in policy liabilities and accruals, net...................................         299.1        287.1
     (Decrease) increase in income taxes................................................         (19.9)        66.0
                                                                                            -------------------------

         Net cash provided by operating activities                                               571.7        574.1

Cash flows from investing activities:
     Sales of:
       Fixed maturities available-for-sale..............................................         890.2      4,817.4
       Equity securities available-for-sale.............................................          64.4         50.7
       Real estate......................................................................           7.0          0.3
       Short-term investments and other invested assets.................................          32.1         15.6
     Maturities, prepayments and scheduled redemptions of:
       Fixed maturities held-to-maturity................................................          61.5         66.5
       Fixed maturities available-for-sale..............................................         874.7        734.3
       Short-term investments and other invested assets.................................          72.1         48.2
       Mortgage loans on real estate....................................................         247.4        257.9
     Purchases of:
       Fixed maturities held-to-maturity................................................         (10.9)        (6.7)
       Fixed maturities available-for-sale..............................................      (3,017.5)    (6,986.0)
       Equity securities available-for-sale.............................................         (44.7)       (81.5)
       Real estate......................................................................          (0.7)        (0.8)
       Short-term investments and other invested assets.................................        (136.8)       (76.2)
     Mortgage loans on real estate issued...............................................        (388.9)      (325.8)
     Other, net.........................................................................        (291.1)       (51.7)
                                                                                            -------------------------

         Net cash used in investing activities..........................................    $ (1,641.2)  $ (1,537.8)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                        2002         2001
                                                                                     -----------------------
                                                                                          (in millions)
Cash flows from financing activities:
     Dividends paid to parent....................................................    $   (11.0)   $  (250.0)
     Universal life and investment-type contract deposits........................      2,506.1      1,752.9
     Universal life and investment-type contract maturities and withdrawals......     (1,502.8)    (1,579.1)
     Repayment of short-term debt................................................        (22.6)        --
     Repayment of long-term debt.................................................         (2.6)        --
     Net increase (decrease) in commercial paper.................................         --           20.3
                                                                                     -----------------------

         Net cash provided by (used in) financing activities.....................        967.1        (55.9)
                                                                                     -----------------------

         Net decrease in cash and cash equivalents...............................       (102.4)    (1,019.6)

Cash and cash equivalents at beginning of period.................................      1,025.3      2,966.3
                                                                                     -----------------------

         Cash and cash equivalents at end of period..............................    $   922.9    $ 1,946.7
                                                                                     =======================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -- Summary of Significant Accounting Policies

Business

John Hancock Life Insurance Company, (the Company) is a diversified financial services organization that provides a broad range of insurance and investment products, and investment management and advisory services. The Company is a wholly owned subsidiary of John Hancock Financial Services (JHFS).

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the Company's annual audited financial statements as of December 31, 2001 included in the Company's Form 10-K for the year ended December 31, 2001 filed with the United States Securities and Exchange Commission (hereafter referred to as the Company's 2001 Form 10-K).

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain prior year amounts have been reclassified to conform to the current year presentation.

During the fourth quarter of 2001, the Company transferred its remaining ownership interest of both John Hancock Canadian Holdings Limited and certain other international subsidiaries held by the Company, with a combined carrying value at December 31, 2001 of $300.1 million, to JHFS in the form of a dividend. The transfer has been accounted for as a transfer of entities under common control. As a result of the transfer, all prior period consolidated financial data has been restated to exclude the results of operations, financial position, and cash flows of these transferred foreign subsidiaries from the Company's financial statements. No gain or loss was recognized on the transaction.

On April 2, 2001, a subsidiary of the Company, Signature Fruit Company, LLC (Signature Fruit), purchased certain assets and assumed certain liabilities out of bankruptcy proceedings of Tri Valley Growers, Inc., a cooperative association, for approximately $53.0 million. The acquisition was recorded under the purchase method of accounting and, accordingly, the operating results have been included in the Company's consolidated results of operations from the applicable date of acquisition. Each purchase price was allocated to the assets acquired and the liabilities assumed based on estimated fair values. The unaudited pro forma revenues, assuming the transactions had taken place at the beginning of the year of acquisition for 2001, were approximately $1,697.6 million, a change of $53.3 million from reported balances. The unaudited pro forma net income for the three months ended March 31, 2001, was approximately $147.3 million, a change of $(1.2) million from reported balances. The net income related to the acquired operations included in the Company's results from January 1, 2002 through March 31, 2002 was $0.9 million.

Severance

During the three months ended March 31, 2002, the Company continued its ongoing Competitive Position Project. This project was initiated in the first quarter of 1999 to reduce costs and increase future operating efficiency by consolidating portions of the Company's operations and is expected to continue through 2003. The project consists primarily of reducing staff in the home office and terminating certain operations outside the home office.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (Continued)

Since the inception of the project, approximately 1,075 employees have been terminated and 25 have been given notice of termination. As of March 31, 2002 and December 31, 2001, the liability for employee termination costs, included in other liabilities was $16.9 million and $18.0 million, respectively. Employee termination costs net of related curtailment pension and other post employment benefit related gains are included in other operating costs and expenses and were $5.0 million and $23.6 million for the three months ended March 31, 2002 and 2001, respectively. Benefits paid since the inception of the project are $77.8 million.

Cumulative Effect of Accounting Changes

During the first quarter of 2001, the Company changed the method of accounting for the recognition of deferred gains and losses considered in the calculation of the annual expense for its employee pension plan under Statement of Financial Accounting Standards (SFAS) No. 87, "Employers' Accounting for Pensions," and for its postretirement health and welfare plans under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company changed the method of recognizing gains and losses from deferral within a 10% corridor and amortization of gains outside this corridor over the future working careers of the participants to a deferral within a 5% corridor and amortization of gains and losses outside this corridor over the future working careers of the participants. The new method is preferable because in the Company's situation, it produces results that more closely match current economic realities of the Company's retirement and welfare plans through the use of the current fair values of assets while still mitigating the impact of extreme gains and losses. As a result, the Company recorded a credit of $18.6 million (net of tax of $9.9 million), related to its employee benefit pension plans, and a credit of $4.7 million (net of tax of $2.6 million), related to its postretirement health and welfare plans. The total credit recorded as a cumulative effect of an accounting change was $23.3 million (net of tax of $12.5 million). This change in the method of recognizing gains and losses from deferrals lowered benefit plan expense, thus increased net income for the quarter ended March 31, 2001 by $1.1 million.

On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement 133". The adoption of SFAS No. 133, as amended, resulted in a charge to operations accounted for as a cumulative effect of accounting change of $16.1 million (net of tax of $8.3 million) as of January 1, 2001. In addition, as of January 1, 2001, a $227.6 million (net of tax of $122.6 million) cumulative effect of accounting change was recorded in other comprehensive income for (1) the transition adjustment in the adoption of SFAS No. 133, as amended, an increase in comprehensive income of $40.5 million (net of tax of $21.8 million), and (2) the reclassification of $12.1 billion in securities from the held-to-maturity category to the available-for-sale category, an increase in comprehensive income of $187.1 million (net of tax of $100.8 million).

Recent Accounting Pronouncements

On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets deemed to have indefinite lives no longer be amortized to earnings, but instead be reviewed at least annually for impairment. Intangible assets with definite lives will continue to be amortized over their useful lives. The Company has performed the required impairment tests of goodwill as of January 1, 2002 based on the guidance in SFAS No. 142. The Company evaluated the goodwill of each reporting unit for impairment using valuations of reporting units based on earnings and book value multiples and by reference to similar multiples of publicly traded peers. No goodwill impairments resulted from these required impairment tests.

In December 2000, the AICPA issued Statement of Position (SOP) 00-3, "Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and Certain Long-Duration Participating Contracts". The SOP details accounting requirements for the demutualization of mutual insurance companies. The SOP required demutualized insurance companies to standardize the presentation of demutualization expenses and presentation of the closed block in their financial statements. The adoption of SOP 00-3 also resulted in the recognition of a policyholder dividend obligation, which represents cumulative actual closed block earnings in

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (Continued)

excess of expected periodic amounts calculated at the date of the demutualization. Adoption of SOP 00-3 resulted in an increase of net income of $0.1 million for the three months ended March 31, 2001.

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

The Company provides JHFS, it's parent, with personnel, property, and facilities in carrying out certain of its corporate functions. The Company annually determines a fee (the parent company service fee) for these services and facilities based on a number of criteria, which are periodically revised to reflect continuing changes in the Company's operations. The parent company service fee is included in other operating costs and expenses within the Company's income statements. The Company charged JHFS a service fee of $6.8 million; $5.7 million for the three months ended March 31, 2002 and 2001, respectively. As of March 31, 2002, JHFS owed the Company $ 16.8 million related to these services, which is included in other liabilities.

In the first quarter of 2002, the Company purchased $100.0 million of corporate owned life insurance from an affiliate, John Hancock Insurance Company of Vermont (JHIC of Vermont), to provide insurance coverage on key management employees. The death benefit on this COLI product would cover the cost of replacing these employees, including recruiting, training, and development.

The Company has reinsured certain portions of its long term care insurance and group pension businesses with John Hancock Reassurance Company, Ltd. of Bermuda (JHReCo), an affiliate and wholly owned subsidiary of JHFS. The Company entered into these reinsurance contracts in order to facilitate its capital management process. These reinsurance contracts are primarily written on a funds withheld basis where the related financial assets remain invested at the Company. As a result, the Company recorded a liability for coinsurance amounts withheld from JHReCo of $1,259.5 million and $1,158.9 million at March 31, 2002 and December 31, 2001, respectively, which are included with other liabilities in the consolidated balance sheets. There is also recorded reinsurance recoverable from JHReCo of $1,597.7 million and $1,504.6 million at March 31, 2001 and December 31, 2000, respectively, which are included with other reinsurance recoverables on the consolidated balance sheets. Premiums ceded to JHReCo were $110.8 million and $458.0 million during the first three months of 2002 and 2001, respectively.

In the first quarter of 2002, the Company reinsured certain portions of its group pension businesses with an affiliate, JHIC of Vermont. The Company entered into these reinsurance contracts in order to facilitate its capital management process. These reinsurance contracts are primarily written on a funds withheld basis where the related financial assets remain invested at the Company. As a result, the Company recorded a liability for coinsurance amounts withheld from JHIC of Vermont of $0.2 million at March 31, 2002, which is included with other liabilities in the consolidated balance sheets. At March 31, 2002, the Company had not recorded any reinsurance recoverable from JHIC of Vermont. Reinsurance recoverable is typically recorded with other reinsurance recoverables on the consolidated balance sheet. Premiums ceded by the Company to JHIC of Vermont were $0.1 million during the three months ended March 31, 2002.

Note 3 -- Segment Information

The Company operates in the following five business segments: two segments primarily serve retail customers, two segments serve institutional customers and our fifth segment is the Corporate and Other Segment, which includes our international operations. Our retail segments are the Protection Segment and the Asset Gathering Segment. Our institutional segments are the Guaranteed and Structured Financial Products Segment (G&SFP) and the Investment

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Segment Information - (Continued)

Management Segment. For additional information about the Company's business segments please refer to the Company's 2001 Form 10-K.

The following table summarizes selected financial information by segment for the periods and dates indicated and reconciles segment revenues and segment after-tax operating income to amounts reported in the unaudited consolidated statements of income (in millions). Included in the Protection Segment for 2002 are the closed block assets, liabilities, revenues and expenses. For additional information on the closed block see the closed block footnote in the notes to the unaudited consolidated financial statements and the related footnote in the Company's 2001 Form 10-K.

Amounts reported as segment adjustments in the tables below primarily relate to:
(i) certain net realized investment and other gains (losses), net of related amortization adjustment for deferred policy acquisition costs, amounts credited to participating pension contractholder accounts and policyholder dividend obligation (the adjustment for net realized investment and other gains (losses) excludes gains and losses from mortgage securitizations because management views the related gains and losses as an integral part of the core business of those operations); (ii) restructuring costs related to reducing staff in the home office and terminating certain operations outside the home office and (iii) cumulative effect of accounting changes.

                                                               Asset                Investment   Corporate
                                                Protection   Gathering    G&SFP     Management   and Other  Consolidated
                                                -------------------------------------------------------------------------
As of or for the three months ended
March 31, 2002
Revenues:
     Revenues from external customers.........   $   462.2   $   145.3   $    13.1    $   16.9    $  165.3    $   802.8
     Net investment income....................       320.4       130.5       419.5         4.0        13.3        887.7
     Inter-segment revenues...................        --         --          --            9.7        (9.7)        --
                                                -------------------------------------------------------------------------
     Segment revenues.........................       782.6   $   275.8   $   432.6    $   30.6    $  168.9      1,690.5
     Net realized investment and other gains
       (losses)...............................       (28.9)      (23.7)      (21.5)       --         (11.2)       (85.3)
                                                -------------------------------------------------------------------------
     Revenues.................................   $   753.7   $   252.1   $   411.1    $   30.6    $  157.7    $ 1,605.2
                                                =========================================================================

Net Income:
     Segment after-tax operating income.......   $    70.8   $    40.0   $    64.1    $    4.9    $    9.5    $   189.3
     Net realized investment and other gains
       (losses)...............................       (18.5)      (14.8)      (13.5)       --          (7.1)       (53.9)
     Restructuring charges....................        (3.2)       (1.4)       (0.3)       --           1.3         (3.6)
                                                -------------------------------------------------------------------------
       Net income.............................   $    49.1   $    23.8   $    50.3    $    4.9    $    3.7    $   131.8
                                                =========================================================================

Supplemental Information:
     Equity in net income of investees
       accounted for by the equity method.....   $     4.2   $     2.7   $     7.4        (0.1)       11.0    $    25.2
     Amortization of deferred policy
       acquisition costs, excluding amounts
       related to net realized investment
         and other gains (loss) ..............        35.8        21.6         0.4        --          (0.1)        57.7
     Segment assets...........................    29,156.7    15,173.8    32,745.1     2,258.1     2,972.2     82,305.9

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Segment Information - (Continued)

                                                               Asset                Investment   Corporate
                                                Protection   Gathering    G&SFP     Management   and Other  Consolidated
                                                -------------------------------------------------------------------------
As of or for the three months ended
March 31, 2001
Revenues:
     Revenues from external customers.........   $   416.9   $   169.1   $    35.9    $   22.0    $  110.0    $   753.9
     Net investment income....................       313.3       119.8       466.8         5.5        12.6        918.0
     Inter-segment revenues...................        --          --          --           8.1        (8.1)        --
                                                -------------------------------------------------------------------------
     Segment revenues.........................       730.2       288.9       502.7        35.6       114.5      1,671.9
     Net realized investment and other gains
       (losses)...............................        (9.9)        6.9       (14.4)       (0.1)      (10.1)       (27.6)
                                                -------------------------------------------------------------------------
     Revenues.................................   $   720.3   $   295.8   $   488.3    $   35.5    $  104.4    $ 1,644.3
                                                =========================================================================

Net Income:
     Segment after-tax operating income.......   $    68.3   $    31.5   $    58.4    $    5.4    $    7.8    $   171.4
     Net realized investment and other gains
       (losses)...............................        (5.5)        4.6        (8.2)       (0.1)       (5.9)       (15.1)
     Restructuring charges....................        (1.2)      (13.2)       (0.1)       (0.4)       (0.1)       (15.0)
     Cumulative effect of accounting changes,
           net of tax.........................        11.7        (0.5)       (1.2)       (0.2)       (2.6)         7.2
                                                -------------------------------------------------------------------------
     Net income...............................   $    73.3   $    22.4   $    48.9    $    4.7    $   (0.8)   $   148.5
                                                =========================================================================

Supplemental Information:
     Equity in net income of investees
       accounted for by the equity method.....   $     2.3   $     1.1   $     3.4        --      $   12.6    $    19.4
     Amortization of deferred policy
       acquisition costs, excluding amounts
       related to net realized investment
         and other gains (loss) ..............        50.5        23.4         0.6        --          (0.5)        74.0
     Segment assets...........................    27,070.3    13,634.4    31,590.1     2,700.9     3,129.7     78,125.4

Note 4 -- Commitments and Contingencies

Class Action

During 1997, the Company entered into a court-approved settlement relating to a class action lawsuit involving certain individual life insurance policies sold from 1979 through 1996. In entering into the settlement, the Company specifically denied any wrongdoing. The total reserve held in connection with the settlement to provide for relief to

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 4 -- Commitments and Contingencies - (Continued)

class members and for legal and administrative costs associated with the settlement amounted to $36.6 million and $52.7 million at March 31, 2002 and December 31 2001, respectively. There were no costs related to the settlement incurred for the three months ended March 31, 2002 or 2001. The estimated reserve is based on a number of factors, including the estimated cost per claim and the estimated costs to administer the claims.

During 1996, management determined that it was probable that a settlement would occur and that a minimum loss amount could be reasonably estimated. Accordingly, the Company recorded its best estimate based on the information available at the time. The terms of the settlement agreement were negotiated throughout 1997 and approved by the court on December 31, 1997. In accordance with the terms of the settlement agreement, the Company contacted class members during 1998 to determine the actual type of relief to be sought by class members. The majority of the responses from class members were received by the fourth quarter of 1998. The type of relief sought by class members differed from the Company's initial estimates. In 1999, the Company updated its estimate of the cost of claims subject to alternative dispute resolution relief and revised its reserve estimate accordingly. The reserve estimate was further evaluated quarterly, and was adjusted, in the fourth quarter of 2001. The adjustment to the reserve in the fourth quarter of 2001 was the result of the Company being able to better estimate the cost of settling the remaining claims, which on average tend to be larger, more complicated claims. The better estimate comes from experience with actual settlements on similar claims.

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

The Company believes that the underlying case was incorrectly decided and there are promising grounds for challenging the District Court's decision. Therefore, on May 14, 2001 the Company filed an appeal and believes that it is probable that the Appeals Court will reverse the lower court's decision. On April 29, 2002, the Appeals Court heard oral arguments from the parties in the case. Notwithstanding what the Company believes to be the merits of the Company's position in this case, if unsuccessful, its ultimate liability, including fees, costs and interest could have a material adverse impact on net income. However, the Company does not believe that any such liability would be material in relation to its financial position or liquidity.

Reinsurance Recoverable

On February 28, 1997, the Company sold a major portion of its group insurance business to UNICARE Life & Health Insurance Company (UNICARE), a wholly owned subsidiary of WellPoint Health Networks, Inc. The business sold included the Company's group accident and health business and related group life business and Cost

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 4 -- Commitments and Contingencies - (Continued)

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

Through the Company's group health insurance operations, the Company entered into a number of reinsurance arrangements in respect of personal accident insurance and the occupational accident component of workers compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, the Company both assumed risks as a reinsurer, and also passed 95% of these risks on to other companies. This business had originally been reinsured by a number of different companies, and has become the subject of widespread disputes. The disputes concern the placement of the business with reinsurers and recovery of the reinsurance. The Company is engaged in disputes, including a number of legal proceedings, in respect of this business. The risk to the Company is that other companies that reinsured the business from the Company may seek to avoid their reinsurance obligations. However, the Company believes that it has a reasonable legal position in this matter. During the fourth quarter of 1999 and early 2000, the Company received additional information about its exposure to losses under the various reinsurance programs. As a result of this additional information and in connection with global settlement discussions initiated in late 1999 with other parties involved in the reinsurance programs, during the fourth quarter of 1999 the Company recognized a charge for uncollectible reinsurance of $133.7 million, after tax, as its best estimate of its remaining loss exposure. The Company believes that any exposure to loss from this issue, in addition to amounts already provided for as of March 31, 2002, would not be material.

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

Other Matters

In the normal course of its business operations, the Company is involved with litigation from time to time with claimants, beneficiaries and others, and a number of litigation matters were pending as of March 31, 2002. It is the opinion of management, after consultation with counsel, that the ultimate liability with respect to these claims, if any, will not materially affect the financial position or results of operations of the Company.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 5 -- Closed Block

In connection with the Company's plan of reorganization for its demutualization and initial public offering, the Company created a closed block for the benefit of policies included therein. Additional information regarding the creation of the closed block and relevant accounting issues is contained in the notes to consolidated financial statements of the Company's December 31, 2001 Form 10-K. The following table sets forth certain summarized financial information relating to the closed block as of the dates indicated.

                                                                                         March 31,
                                                                                            2002           December 31,
                                                                                        (unaudited)            2001
                                                                                        -------------------------------
                                                                                                (in millions)
Liabilities
Future policy benefits.................................................................   $10,273.8         $10,198.7
Policyholder dividend obligation.......................................................       153.1             251.2
Policyholders' funds...................................................................     1,474.8           1,460.9
Policyholder dividends payable.........................................................       436.2             433.4
Other closed block liabilities.........................................................        71.8              53.7
                                                                                        -------------------------------
   Total closed block liabilities......................................................    12,409.7          12,397.9
                                                                                        -------------------------------
Assets
Investments
Fixed maturities:
   Held-to-maturity--at amortized cost
     (fair value: March 31--$102.0; December 31--$100.7)...............................        98.4             103.3
   Available-for-sale--at fair value
     (cost: March 31--$5,358.8; December 31--$5,204.0).................................     5,408.8           5,320.7
Equity securities:
   Available-for-sale--at fair value
     (cost: March 31--$10.6; December 31--$8.8)........................................        15.6              13.4
Mortgage loans on real estate..........................................................     1,852.5           1,837.0
Policy loans...........................................................................     1,551.9           1,551.9
Other invested assets..................................................................       104.4              83.1
                                                                                        -------------------------------
   Total investments...................................................................     9,031.6           8,909.4

Cash and cash equivalents..............................................................       103.6             192.1
Accrued investment income..............................................................       156.7             158.9
Other closed block assets..............................................................       303.2             297.5
                                                                                        -------------------------------
   Total closed block assets...........................................................     9,595.1           9,557.9
                                                                                        -------------------------------

Excess of reported closed block liabilities over assets
   designated to the closed block......................................................     2,814.6           2,840.0
                                                                                        -------------------------------

Portion of above representing other comprehensive income:
   Unrealized appreciation (depreciation), net of tax of $19.0 million and $43.3 million at March 31 and December 31,
     respectively......................................................................        35.3              80.1
   Allocated to the policyholder dividend obligation, net of tax of
     $26.1 million and $50.8 million at March 31 and December 31,
     respectively......................................................................       (48.4)            (94.4)
                                                                                        -------------------------------
       Total...........................................................................       (13.1)            (14.3)
                                                                                        -------------------------------

Maximum future earnings to be recognized from closed block
   assets and liabilities..............................................................   $ 2,801.5        $  2,825.7
                                                                                        ===============================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 5 - Closed Block - (Continued)

                                                                                         March 31,
                                                                                            2002         December 31,
                                                                                        (unaudited)          2001
                                                                                        -------------------------------
                                                                                                (in millions)
Change in the policyholder dividend obligation:
   Balance at beginning of period......................................................    $  251.2        $     77.0
     Impact on net income before income taxes..........................................       (27.4)             42.5
     Unrealized investment gains (losses)..............................................       (70.7)             67.1
     Cumulative effect of change in accounting principle (1)...........................        --                64.6
                                                                                        -------------------------------

   Balance at end of period............................................................    $  153.1        $    251.2
                                                                                        ===============================

(1) The cumulative effect of change in accounting principle represents the impact of transferring fixed maturities from held-to-maturity to available-for-sale as part of the adoption of SFAS No. 133 effective January 1, 2001. See Note 1 - Summary of Significant Accounting Policies in the notes to the unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 5 - Closed Block - (continued)

The following table sets forth certain summarized financial information relating to the closed block for the period indicated:

                                                                                          Three Months Ended March 31,
                                                                                             2002              2001
                                                                                                  (unaudited)
                                                                                         -----------------------------
Revenues
   Premiums............................................................................     $236.4            $233.6
   Net investment income...............................................................      166.5             169.0
   Net realized investment and other gains (losses), net of amounts credited to the policyholder dividend obligation of $(6.4)
     million and $3.0 million, respectively............................................       (1.2)             (1.4)
   Other closed block revenues.........................................................       --                 0.3
                                                                                         -----------------------------
     Total closed block revenues.......................................................      401.7             401.5

Benefits and Expenses
   Benefits to policyholders...........................................................      258.4             253.6
   Change in the policyholder dividend
     obligation........................................................................      (18.0)              1.7
   Other closed block operating
     costs and expenses................................................................       (1.5)             (2.3)
   Dividends to policyholders..........................................................      126.0             109.8
                                                                                         -----------------------------
     Total benefits and expenses.......................................................      364.9             362.8
                                                                                         -----------------------------

   Closed block revenues, net of closed block benefits and
     expenses, before income taxes and cumulative
     effect of accounting change.......................................................       36.8              38.7
   Income taxes, net of amounts credited to the policyholder
     dividend obligation of $(3.0) million and $(1.1) million,
     respectively......................................................................       12.5              13.1
                                                                                         -----------------------------
     Closed block revenues, net of closed block benefits and expenses,
       income taxes before the  cumulative effect of accounting change.................       24.3              25.6
                                                                                         -----------------------------
     Cumulative effect of accounting change, net of tax, and net of amounts
         credited to policy holder dividend obligation of $(1.4) million for 2001......       --                --
     Closed block revenues, net of closed block benefits and expenses,
       income taxes and the cumulative effect of accounting change.....................     $ 24.3            $ 25.6
                                                                                         =============================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 6 - Goodwill and Value of Business Acquired

The Company recognizes two purchased intangible assets. The present value of estimated future profits of insurance policies in force related to businesses acquired is recorded as the value of business acquired (VOBA). The excess of the cost over the fair value of identifiable assets (including VOBA) acquired in business combinations is recorded as goodwill.

The following tables set forth certain summarized financial information relating to goodwill and VOBA as of the dates and periods indicated (all amounts are in millions).

                                                                  Gross carrying     Accumulated     Net Carrying
                                                                      Amount         Amortization       Amount
                                                                 ---------------------------------------------------
March 31, 2002
Amortizable intangible assets:
   VOBA.......................................................        $  97.4           $ (20.5)         $  76.9
Unamortizable intangible assets:
   Goodwill...................................................        $ 166.8           $ (58.1)         $ 108.7

March 31, 2001
Amortizable intangible assets:
   VOBA.......................................................        $  97.4           $ (19.5)         $  77.9
Unamortizable intangible assets:
   Goodwill...................................................        $ 180.2           $ (51.3)         $ 128.9

                                                                                Three Months Ended
Amortization expense                                                                 March 31,
                                                                            2002                 2001
                                                                  --------------------------------------------

VOBA, net of tax of $0.2 and $0.1, respectively                            $ 0.5                 $ 0.3

Goodwill, net of tax of $ -- and $0.8, respectively                          --                  $ 2.0

Estimated future amortization expense for the years ended
December 31,                                                              Tax Effect         Net Expense
                                                                  --------------------------------------------

2002..........................................................               $1.2                $2.2

2003..........................................................                1.4                 2.5

2004..........................................................                1.5                 2.6

2005..........................................................                1.6                 2.9

2006..........................................................                1.6                 3.0

2007..........................................................                1.6                 2.9

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 6 - Goodwill and Value of Business Acquired - (Continued)

The changes in the carrying value of VOBA, presented for each business segment, for the three months ended March 31, 2002 are as follows:

                                                      Asset                  Investment   Corporate
                                      Protection    Gathering     G&SFP      Management   and Other   Consolidated
                                      ------------------------------------------------------------------------------

Balance at January 1, 2002..........     $ 76.2           --          --            --          --         $ 76.2
Amortization........................       (0.7)          --          --            --          --           (0.7)
Adjustment to unrealized
    gains on securities
    available-for-sale..............        1.4           --          --            --          --            1.4
                                      ------------------------------------------------------------------------------
Balance at March 31, 2002...........     $ 76.9           --          --            --          --         $ 76.9
                                      ==============================================================================

The changes in the carrying value of goodwill, presented for each business segment and in total, for the three months ended March 31, 2002 are as follows:

                                                      Asset                  Investment   Corporate
                                      Protection    Gathering     G&SFP      Management   and Other   Consolidated
                                      ------------------------------------------------------------------------------

Balance at January 1, 2002 .........    $ 73.5       $ 42.1          --         $ 0.4          --        $ 116.0
Adjustment (1)......................      (7.3)          --          --            --          --           (7.3)
                                      ------------------------------------------------------------------------------
Balance at March 31, 2002...........    $ 66.2       $ 42.1          --         $ 0.4          --        $ 108.7
                                      ==============================================================================

(1) Purchase price negotiations with Fortis, Inc. were concluded during the first quarter of 2002, resulting in an adjustment of $(7.3) million to the goodwill related to the Company's 1999 acquisition of Fortis' long term care business.

The net income of the Company, if the Company had not amortized goodwill prior to the adoption of SFAS No. 142, would have been as follows:

                                                      Three Months Ended
                                                           March 31,
                                                     2002             2001
                                                --------------------------------
Net income:
  As reported.................................     $ 131.8            $ 148.5
  Goodwill amortization.......................          --                2.0
                                                --------------------------------
  Pro forma (unaudited).......................     $ 131.8            $ 150.5
                                                ================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

      Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of John Hancock Life Insurance Company (John Hancock or the Company) as of March 31, 2002, compared with December 31, 2001, and its consolidated results of operations for the three-month periods ended March 31, 2002 and March 31, 2001, and, where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with the Company's MD&A and annual audited financial statements as of December 31, 2001 included in the Company's Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission (hereafter referred to as the Company's 2000 Form 10-K) and unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q.

      Statements, analyses, and other information contained in this report relating to trends in the Company's operations and financial results, the markets for the Company's products, the future development of the Company's business, and the contingencies and uncertainties to which the Company may be subject, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "intend," "will," "should," "may," and other similar expressions, are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning future events and their effects on the Company, which may not be those anticipated by management. The Company's actual results may differ materially from the results anticipated in these forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements" included herein for a discussion of factors that could cause or contribute to such material differences.

Critical Accounting Policies

      General

      We have identified the policies below as critical to our business operations and understanding of our results of operations. For a detailed discussion of the application of these and other accounting policies, see Note 1 -- Summary of Significant Accounting Policies in the notes to consolidated financial statements of the Company's 2001 Form 10-K. Note that the application of these accounting policies in the preparation of this report requires management to use judgments involving assumptions and estimates concerning future results or other developments including the likelihood, timing or amount of one or more future transactions or events. There can be no assurance that actual results will not differ from those estimates. These judgments are reviewed frequently by senior management, and an understanding of them may enhance the reader's understanding of the Company's financial statements and MD&A.

      Amortization of Deferred Acquisition Costs

      We amortize our deferred acquisition costs on term life and long-term care insurance ratably with premiums. We amortize our deferred policy acquisition costs on our annuity products and retail life insurance, other than term, based on a percentage of the estimated gross profits over the life of the policies, which are generally twenty years for annuities and thirty years for life policies. Our estimated gross profits are computed based on assumptions related to the underlying policies including mortality, lapse, expenses, and asset growth rates. We amortize deferred acquisition costs such that the percentage of gross profits to the amount of deferred acquisition costs amortized is constant over the life of the policies.

      Estimated gross profits, including net realized investment and other gains (losses), are adjusted periodically to take into consideration the actual experience to date and changes in the remaining gross profits. When estimated gross profits are adjusted, we also adjust the amortization of deferred acquisition costs to maintain a constant amortization percentage over the life of the policies. Our current estimated gross profits include certain judgments concerning mortality, lapse and asset growth that are based on a combination of actual Company experience and historical market experience of equity and fixed income returns. Short-term variances of actual results from the judgments made by management can impact quarter to quarter earnings.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


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

      Benefit Plans

      The Company annually reviews its pension and other employee benefit plan assumptions concerning the discount rate, the long-term growth rate on plan assets and the expected rate of compensation increase. The discount rate is generally set as an average of the prior year's discount rate and current year December daily average of long-term corporate bond yields, as published by Moody's Investor Services less a 5% allowance for expenses and default. The long-term rate on plan assets reflects the long-term rate expected to be earned based on the investment policy and the various classes of the invested funds. The compensation rate increase is the average of the expected rates of compensation increase, which are based on current and expected long-term salary and compensation policy. Any variation of actual results from management's judgments may result in future earnings being materially different than anticipated.

      Income Taxes

      We establish reserves for possible penalty and interest payments to various taxing authorities with respect to the admissibility and timing of tax deductions. Management makes judgments concerning the eventual outcome of these items and reviews those judgments on an ongoing basis.

Economic Trends

      The sales and other financial results of our retail business over the last several years have been affected by general economic and industry trends. Variable products, including variable life insurance and variable annuities, have accounted for the majority of recent increases in total premiums and deposits for the insurance industry as a result of the strong equity market growth in recent years and the "baby boom" generation reaching its high-earnings years and seeking tax-advantaged investments to prepare for retirement. This trend has been challenged recently by fluctuations in stock market performance and we have seen investors return to stable investment products. Our diverse distribution network and product offerings will assist in the maintenance of assets and provide for sales growth. Although sales of traditional life insurance products have experienced continued declines, sales of fixed

                       JOHN HANCOCK LIFE INSURANCE COMPANY


annuity products and single life and term life insurance have increased. With respect to our long-term care insurance products, premiums have increased due to the aging of the population and the expected inability of government entitlement programs to meet retirement needs.

      Premiums and deposits of our individual annuity products increased 87.0% to $925.6 million for the three months ended March 31, 2002 from the comparable prior year period. Our variable life insurance product deposits for the three months ended March 31, 2001 decreased 9.8% to $158.7 million from the comparable prior year period, primarily from reduced premiums in the corporate and bank owned life insurance products partially offset by growth in sales of single life and term life insurance. Premiums on our long-term care insurance increased 12.6%, to $176.6 million for the three months ended March 31, 2001 from the comparable prior year period, driven by renewal premiums in the individual long term care insurance business. Primarily due to the declining equity markets mutual fund deposits and reinvestments decreased $617.8 million, or 41.2%, to $882.0 million for the three months ended March 31, 2002. In addition, the sale of the full service retirement plan business during 2001 contributed to the decrease in deposits in the current period. There were $232.5 million in deposits for the three months ended March 31, 2001, in the full service retirement plan business. In addition, redemptions decreased $51.8 million, or 4.3%, to $1,154.2 million for the three months ended March 31, 2002, due to conservation initiatives. We have reduced operating expenses to protect profit margins as we work to stabilize and grow assets under management in the mutual funds business. However, our mutual fund operations are impacted by general market trends, and a continued downturn in the mutual fund market may negatively affect our future operating results.

      Recent economic and industry trends also have affected the sales and financial results of our institutional business. Sales of fund-type products increased $331.5 million, or 28.1%, to $1,510.2 million. The increase was driven by increasing demand for funding agreements in the non-qualified institutional market, primarily Global Medium Term notes. Premiums from single premium annuity contracts decreased to $3.2 million for the three months ended March 31, 2002 from $22.7 million from the comparable prior year period, as a result of lower single premium annuity sales. Our investment management services provided to domestic and international institutions include services and products such as investment advisory client portfolios, individually managed and pooled separate accounts, registered investment company funds, bond and mortgage securitizations, collateralized bond obligation funds and mutual fund management capabilities. Assets under management of our Investment Management Segment decreased to $28,856.4 million for the three months ended March 31, 2002 from $29,048.4 million for the comparable prior year period.

Transactions Affecting Comparability of Results of Operations

      On April 2, 2001, a subsidiary of the Company, Signature Fruit Company, LLC (Signature Fruit), purchased certain assets and assumed certain liabilities out of bankruptcy proceedings of Tri Valley Growers, Inc., a cooperative association, for approximately $53.0 million. The acquisition was recorded under the purchase method of accounting and, accordingly, the operating results have been included in the Company's consolidated results of operations from the applicable date of acquisition. The purchase price was allocated to the assets acquired and the liabilities assumed based on estimated fair values. The unaudited pro forma revenues, assuming the transactions had taken place at the beginning of the year of acquisition for 2001, were approximately $1,697.6 million, a change of $53.3 million from reported balances. The unaudited pro forma net income for the three months ended March 31, 2001, was approximately $147.3 million, a change of $(1.2) million from reported balances. The net income related to the acquired operations included in the Company's results from January 1, 2002 through March 31, 2002 was $0.9 million.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Results of Operations

      The table below presents the consolidated results of operations for the periods presented.

                                                               Three Months Ended
                                                                   March 31,
                                                               2002          2001
                                                            ------------------------
                                                                 (in millions)

Revenues .................................................   $1,605.2      $1,644.3

Benefits and expenses ....................................    1,424.9       1,442.5
                                                            ------------------------

Income before income taxes, minority
    interest and cumulative effect of
    accounting changes....................................      180.3         201.8

Income taxes..............................................       48.5          60.5
                                                            ------------------------

Income before minority interest and
cumulative effect of accounting changes...................      131.8         141.3

Cumulative effect of accounting changes, net of tax (1)...       --             7.2
                                                            ------------------------

Net income................................................   $  131.8      $  148.5
                                                            ========================

(1) Cumulative effect of accounting changes is shown net of taxes of $4.2 million for the three months ended March 31, 2001.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

      The following discussion reflects the adoption of Statement of Position
(SOP) 00-3, "Accounting by Insurance Enterprises for Demutualizations and Formation of Mutual Insurance Holding Companies and Certain Long-Duration Participating Contracts" for all periods presented. In addition, in the fourth quarter of 2001 the Company transferred its remaining ownership interest in both John Hancock Canadian Holdings Limited and certain other international subsidiaries, with a total carrying value of $300.1 million at December 31, 2001, to its parent, JHFS, in the form of a dividend. The transfer has been accounted for as a transfer of entities under common control . As a result of the transfer of entities under common control, all current and prior period consolidated financial data has been restated to exclude the results of operations, financial position, and cash flows of these transferred foreign subsidiaries from the Company's financial statements. No gain or loss was recognized on the transfer transaction. Consolidated income before income taxes and cumulative effect of accounting changes of $180.3 million for the three months ended March 31, 2002 decreased by $21.5 million, or 10.7%, compared to $201.8 million for the three months ended March 31, 2001. The decrease in income before income taxes and cumulative effect of accounting changes consisted of decreases of $20.4 million in the Protection Segment, $0.7 million in the Corporate and Other Segment, $0.5 million in both the Asset Gathering Segment and the Investment Management Segment. Partially offsetting theses decreases in income before income taxes and cumulative effect of accounting changes was an increase in income of $0.6 million in the Guaranteed and Structured Financial Products Segment (G&SFP).

      Revenues of $1,605.2 million for the three months ended March 31, 2002 decreased $39.1 million, or 2.4%, compared to the three months ended March 31, 2001. Revenue decreased $77.2 million, or 15.8%, in the G&SFP Segment, $43.7 million, or 14.8%, in the Asset Gathering Segment and $5.0 million, or 14.0%, in the Investment Management Segment. Net realized investment and other losses increased $61.1 million to $86.1 million for the three months ended March 31, 2002 compared to $25.0 million in the comparable prior year period. The $86.1 million in net realized investment and other losses in the current period, are net of $0.4 million in net realized investment and other losses allocated to the participating pension contractholders and $6.4 million in net realized investment and other gains allocated to the closed block policyholder dividend obligation. The change in net

                       JOHN HANCOCK LIFE INSURANCE COMPANY


realized investment and other losses is primarily the result of impairments of certain collateralized debt obligations (CDO), $37.2 million, the impairment of securities of the Argentina government and other investments in that country, $27.3 million and losses on derivative instruments totaling $10.9 million. Net investment income decreased $30.3 million to $887.7 million for the three months ended March 31, 2002, from $918.0 million in the comparable prior year period, primarily resulting from the decrease in the G&SFP Segment due to the decline in the average investment yield on invested assets from 8.49% for the three months ended March 31, 2001 to 6.59% for the three months ended March 31, 2002. This decline in yield is impacted by the fluctuation of the return on approximately $9 billion of the G&SFP segment asset portfolio which floats with market rates. The portfolio float is designed to match the interest exposure on our asset portfolio to the exposure on our liabilities. Advisory fees decreased $10.8 million to $135.9 million for the three months ended March 31, 2002, compared to $146.7 million for the three months ended March 3, 2001. The decrease was driven by lower assets under management of $0.6 billion, for mutual funds in the Asset Gathering Segment combined with a lower effective rate of asset based fees as a percentage of assets under management. This is caused by the decline in retail assets under management and an increase in institutional assets under management as a percentage of total assets under management, as lower fees are collected on institutional assets. Premiums decreased $5.6 million to $448.8 million for the three months ended March 31, 2002 from $454.4 million in the comparable prior year period, as a result of a larger portion of single premium annuity contracts being reinsured. These decreases in revenue were partially offset by an increase in other revenue of $68.5 million to $70.6 million for the three months ended March 31, 2002 from $2.1 million in the comparable prior year period, primarily in the Corporate and Other Segment, due to the inclusion of $69.4 million of Signature Fruit revenue, as other revenue, in the Company's income statement. Signature Fruit was acquired in April 2001. In addition, universal life and investment-type product charges increased $0.2 million to $148.3 million for the three months ended March 31, 2002 from $148.1 in the comparable prior year period.

      Benefits and expenses of $1,424.9 million for the three months ended March 31, 2002, decreased $17.6 million, or 1.2%, from $1,442.5 million for the three months ended March 31, 2001. The decrease in benefits and expenses was driven by a $77.8 million decrease in the G&SFP segment, $43.2 million decrease in the Asset Gathering Segment, and a $3.6 million decrease in the Investment Management Segment. Benefits to policyholders was $904.2 million for the three months ended March 31, 2002, a decrease of $49.3 million, from $953.5 million in the comparable prior year period. The decrease in benefits to policyholders was driven by the decrease in the G&SFP Segment, resulting from a larger portion of single premium annuity contracts being reinsured. In addition, interest credited decreased $59.5 million due to the reset on floating rate liabilities. Amortization of deferred policy acquisition costs decreased $16.3 million to $57.7 million for the three months ended March 31, 2002 from $74.0 million for the three months ended March 31, 2001. The decrease is attributed to lower amortization in the Protection segment resulting from lower margins on the traditional life business. Partially offsetting the decreases to benefits to policyholders and amortization of deferred policy acquisition costs was an increase to other operating costs and expenses of $40.8 million to $324.7 million for the three months ended March 31, 2002 from $283.9 million in the comparable prior year period. The increase in other operating costs and expenses is driven by the acquisition of Signature Fruit, in April 2001, in the Corporate and Other Segment. Expenses of $63.8 million attributed to Signature Fruit were included in other operating costs and expenses for the three months ended March 31, 2002. In addition, dividends to policyholders increased $7.2 million to $138.3 million for the three months ended March 31, 2002 from $131.1 million in the comparable prior year period, primarily due to increased dividends on traditional life insurance products.

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

      We evaluate segment performance and base management's incentives on segment after-tax operating income, which excludes the effect of net realized investment and other gains (losses) and unusual or non-recurring events and transactions. Segment after-tax operating income is determined by adjusting GAAP net income for net realized investment and other gains (losses), extraordinary items, and certain other items which we believe are not indicative of overall operating trends or are one-time in nature. While these items may be significant components in understanding and assessing our consolidated financial performance, we believe that the presentation of segment after-tax operating income enhances the understanding of our results of operations by highlighting net income attributable to the normal, recurring operations of the business. However, segment after-tax operating income is not a substitute for net income determined in accordance with GAAP.

      A discussion of the adjustments to GAAP reported income, many of which affect each operating segment, follows the table below. A reconciliation of segment after-tax operating income, as adjusted, to GAAP reported net income precedes each segment discussion.

                                                            Three Months Ended
                                                                March 31,
                                                          2002            2001
                                                        ------------------------
                                                             (in millions)
Segment Data: (1)
Segment after-tax operating income:
   Protection Segment................................    $ 70.8          $ 68.3
   Asset Gathering Segment...........................      40.0            31.5
                                                        ------------------------
     Total Retail Segments...........................     110.8            99.8

   Guaranteed and Structured Financial Products
     Segment.........................................      64.1            58.4
   Investment Management Segment.....................       4.9             5.4
                                                        ------------------------
     Total Institutional Segments....................      69.0            63.8

                                                        ------------------------
   Corporate and Other Segment.......................       9.5             7.8
                                                        ------------------------
   Total segment after-tax operating income..........     189.3           171.4

After-tax adjustments: (1)
   Net realized investment and other gains(losses)...     (53.9)          (15.1)
   Restructuring charges.............................      (3.6)          (15.0)
                                                        ------------------------
   Total after-tax adjustments.......................     (57.5)          (30.1)
                                                        ------------------------

GAAP Reported:
   Income before cumulative effect of accounting
     changes.........................................     131.8           141.3
   Cumulative effect of accounting changes...........      --               7.2
                                                        ------------------------
   Net income........................................    $131.8          $148.5
                                                        ========================

(1)   See "Adjustments to GAAP Reported Net Income" set forth below.

Adjustments to GAAP Reported Net Income

      Our GAAP reported net income was significantly affected by net realized investment and other gains and losses and unusual or non-recurring events and transactions presented in the reconciliation of GAAP reported net income

                       JOHN HANCOCK LIFE INSURANCE COMPANY


to segment after-tax operating income in Note 3 -- Segment Information in the notes to the unaudited consolidated financial statements. A description of these adjustments follows.

      In both periods, net realized investment and other gains (losses), except for gains (losses) from mortgage securitizations and mezzanine funds have been excluded from segment after-tax operating income because such data are often excluded by analysts and investors when evaluating the overall financial performance of insurers. Net realized investment and other gains (losses) from mortgage securitizations and mezzanine funds are not excluded from segment after-tax operating income because we view the related gains (losses) as in integral part of the core business of those operations.

      Net realized investment and other gains (losses) have been reduced by: (1) amortization of deferred policy acquisition costs to the extent that such amortization results from net realized investment and other gains (losses) (2) the portion of net realized investment and other gains (losses) credited to participating pension contractholder accounts. And (3) the portion of the net realized investment and other gains (losses) credited to the policyholder dividend obligation. We believe presenting net realized investment and other gains (losses) in this format provides information useful in evaluating our operating performance. This presentation may not be comparable to presentations made by other insurers. Summarized below is a reconciliation of (a) net realized investment and other gains (losses) per the unaudited consolidated financial statements and (b) the adjustment made for net realized investment and other gains (losses) to calculate segment after-tax operating income for the three months ended March 31, 2002 and 2001.

                                                                  Three Months Ended
                                                                      March 31,
                                                                   2002        2001
                                                                ----------------------
                                                                     (in millions)

Net realized investment and other gains (losses)..............    $(108.4)    $(21.6)
Add amortization of deferred policy acquisition costs
      related to net realized investment gains and other
     (losses).................................................       15.5        0.5
Add amounts credited to participating pension
     Contractholder accounts..................................        0.4       (2.3)
Add amounts credited to policyholder dividend obligation......        6.4       (1.6)
                                                                ----------------------

Net realized investment and other gains (losses),
     net of related amortization of deferred policy
     acquisition costs and amounts credited to participating
     pension contractholders per unaudited consolidated
     financial statements ....................................      (86.1)     (25.0)
Add net realized investment and other gains (losses)
     attributable to mortgage securitizations and
     mezzanine funds..........................................        0.8       (2.6)
                                                                ----------------------

Net realized investment and other gains (losses), net -
     pre-tax adjustment to calculate segment
     operating income.........................................      (85.3)     (27.6)
Income tax effect.............................................       31.4       12.5
                                                                ----------------------

Net realized investment and other gains (losses),
     after-tax adjustment to calculate segment
     Operating income.........................................    $ (53.9)    $(15.1)
                                                                ======================

                       JOHN HANCOCK LIFE INSURANCE COMPANY


      The Company incurred after-tax restructuring charges to reduce costs and increase future operating efficiency by consolidating portions of our operations. Additional information regarding restructuring costs is included in
Note 1 -- Summary of Significant Accounting Policies in the notes to the unaudited consolidated financial statements. After-tax restructuring costs net of related curtailment pension and other post employment benefit related gains, were $3.6 million for the three months ended March 31, 2002 and $15.0 million for the three months ended March 31, 2001, which included $9.0 million from the sale of our full service retirement plan business.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Protection Segment

      The following table presents certain summary financial data relating to the Protection Segment for the periods indicated.

                                                           Three Months Ended
                                                                March 31,
                                                            2002        2001
                                                          ---------------------
                                                              (in millions)

Revenues (1)............................................   $782.6      $730.2

Benefits and expenses (2)...............................    675.7       625.0

Income taxes (2)........................................     36.1        36.9
                                                          ---------------------

Segment after-tax operating income (1)..................     70.8        68.3
                                                          ---------------------

After-tax adjustments: (1)
   Net realized investment and other gains
     (losses) (2).......................................    (18.5)       (5.5)
   Restructuring charges................................     (3.2)       (1.2)
                                                          ---------------------
 Total after-tax adjustments............................    (21.7)       (6.7)
                                                          ---------------------

GAAP Reported:
Income before cumulative effect
   of accounting changes (2)............................     49.1        61.6
Cumulative effect of accounting
   Changes, net of tax..................................     --          11.7
                                                          ---------------------
Net income (2)..........................................   $ 49.1       $73.3
                                                          =====================

Other Data:
Segment after-tax operating income: (1)
   Traditional life.....................................   $ 29.3       $25.8
   Non-traditional life (variable and universal life)...     26.7        31.1
   Long-term care.......................................     15.0        13.4
   Other................................................     (0.2)       (2.0)
                                                          ---------------------
Segment after-tax operating income (1)..................   $ 70.8       $68.3
                                                          =====================

(1)   See "Adjustments to GAAP Reported Net Income" included in this MD&A.

(2) Certain 2001 amounts were adjusted for the adoption of the provisions of SOP 00-3, "Accounting by Insurance Enterprises for Demutualization and Formations of Mutual Insurance Holding Companies and Certain Long-Duration Participating Contracts" as outlined in Note 1 -- Summary of Significant Accounting Principles in the notes to the unaudited consolidated financial statements.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

      Segment after-tax operating income was $70.8 million for the three months ended March 31, 2002, an increase of $2.5 million or 3.7%, from $68.3 million for the three months ended March 31, 2001. Traditional life insurance business after-tax operating income increased $3.5 million, or 13.6%, primarily resulting from lower operating and amortization expenses of $16.6 million pretax, partially offset by lower net investment income of $5.4 million pretax on lower portfolio yields, which were down 31 basis point. Non-traditional life insurance business after-tax

                       JOHN HANCOCK LIFE INSURANCE COMPANY


operating income decreased $4.4 million, or 14.1%, primarily due to adverse mortality on a small number of large face amount policies of $9.4 million partially offset by higher product fees of $6.3 million. Long-term care insurance business after-tax operating income increased $1.6 million, or 11.9%, resulting from higher net investment income of $7.5 million partially offset by higher expenses of $6.4 million.

      Revenues were $782.6 million for the three months ended March 31, 2002, an increase of $52.4 million, or 7.2%, from $730.2 million for the three months ended March 31, 2001. Premiums increased $42.3 million, or 13.6%, primarily due to long-term care insurance premiums, which increased $48.1 million of which $4.9 million driven by continued growth overall in the business. The prior period long-term care insurance premiums were reduced by $43.2 million of reserves transferred to John Hancock Reassurance Company, Ltd. Partially offsetting this increase was a decline in traditional life insurance premiums of $5.8 million, or 2.2%, driven by the continued trend away from whole life insurance products, which represented only 2.4% of total life sales for the quarter, compared to 4.5% a year ago. Universal life and investment-type product charges were $108.3 million for the three months ended March 31, 2002, an increase of $6.3 million, or 6.2%, from $102.0 million for the three months ended March 31, 2001. This increase was due primarily to the variable life insurance products, which increased by $5.9 million, or 7.1%, from the comparable prior year period driven by a 4.1% increase in average account value. Segment net investment income increased $7.1 million, or 2.3%, primarily due to a $1,293.0 million increase in average asset balances.

      Benefits and expenses were $675.7 million for the three months ended March 31, 2002, an increase of $50.7 million, or 8.1%, from $625.0 million for the three months ended March 31, 2001. Long-term care insurance benefits and expenses increased $54.1 million, primarily due to the transfer of $43.2 million of reserves to John Hancock Reassurance Company, Ltd. in the first quarter of 2001. The remaining increase in long-term care insurance benefits and expenses are attributable to additions to reserves for premium growth and higher claim volume on growth of the business during the period (future policyholder benefits increased from $1,171.5 million to $1,443.7 million). The non-traditional life insurance business had an increase in benefits and expenses of $16.2 million, which was driven primarily by an increase in the number of claims on policies over $1.0 million resulting in an increase of $16.3 million for death claims paid less reserves released and reinsurance ceded. Partially offsetting this increase was a decrease in benefits to policyholders on the traditional life insurance line of business due to an increase in the closed block policyholder dividend obligation of $18.0 million, resulting from actual closed block earnings below that projected at the date of demutualization. Other operating costs and expenses decreased $4.9 million, or 5.7%, primarily due to a decrease of $5.1 million in operating expenses on non-traditional life insurance products mainly attributable to lower commissions resulting from a change in the product mix of new business. Dividends to policyholders increased $15.5 million, or 13.4%, primarily due to increased dividends on traditional life insurance products of $16.1 million due to both an increase in the dividend scale and normal aging of the policies. Amortization of deferred policy acquisition costs decreased $14.6 million, or 29.0%, primarily due to a decrease of $13.9 million in the traditional life insurance business line attributed to lower margins on the declining business. The Segment's effective tax rate on operating income was 33.8% and 35.1% for the three months ended March 31, 2002 and 2001, respectively. The decrease was primarily due to affordable housing investment tax credits, deductions for general account dividends received on common stock investments and first quarter 2001 corporate-owned life insurance activity.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Asset Gathering Segment

      The following table presents certain summary financial data relating to the Asset Gathering Segment for the periods indicated.

                                                            Three Months Ended
                                                                 March 31,
                                                            2002         2001
                                                          ----------------------
                                                               (in millions)

Revenues ...............................................   $ 275.8      $ 288.9

Benefits and expenses...................................     217.3        242.0

Income taxes............................................      18.5         15.4
                                                          ----------------------
Segment after-tax operating income (1)..................      40.0         31.5
                                                          ----------------------

After-tax adjustments: (1)
     Net realized investment and other gains (losses)...     (14.8)         4.6
     Restructuring charges..............................      (1.4)       (13.2)
                                                          ----------------------
Total after-tax adjustments.............................     (16.2)        (8.6)
                                                          ----------------------

GAAP Reported:
Income before cumulative effect of
     accounting changes.................................      23.8         22.9
Cumulative effect of accounting changes, net of tax.....      --           (0.5)
                                                          ----------------------
Net income .............................................   $  23.8      $  22.4
                                                          ======================

(1)   See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended March 31, 2002 Compared to Three months Ended March 31, 2001

      Segment after-tax operating income was $40.0 million for the three months ended March 31, 2002, an increase of $8.5 million, or 27.0%, from $31.5 million reported in the comparable prior year period. Annuity business after-tax operating income was $24.9 million for the three months ended March 31, 2002, an increase of $4.7 million, or 23.3%, due to an increase in variable annuity after-tax operating income of $3.0 million, or 69.8%, and an increase in fixed annuity after-tax operating income of $1.7 million, or 10.7%. Signature Services after-tax operating income increased $2.6 million, or 152.9% driven by an increase in transfer agency fees of $5.4 million, from the same period in 2001. Signator, the Company's distribution company, had after-tax operating income of $0.4 million, an increase of $2.3 million. The increase was primarily due to an increase in commission revenue of $4.3 million or 111.9% from the prior year period. Mutual funds after-tax operating income decreased $2.0 million, or 13.9%, primarily due to lower management advisory fees that decreased $12.7 million, or 13.2%, partially offset by a decline in operating expenses of $11.1 million.

      Revenues were $275.8 million for the three months ended March 31, 2002, a decrease of $13.1 million, or 4.5%, from $288.9 million reported for the comparable prior year period. The decreased revenue was due to a $16.7 million or 79.1% decline in life-contingent immediate fixed annuity premiums. Net investment income was $130.5 million for the three months ended March 31, 2002, an increase of $10.7 million, or 8.9%, from $119.8 million reported in the comparable prior year period. Net investment income increased primarily due to increases in invested assets backing fixed annuity products, partially offset by lower earned yields in the portfolio. Average invested assets increased 22.0% to $7,172.2 million while the average investment yield decreased 82 basis points. Investment-type product charges decreased $2.6 million, or 7.9%, due to a decline in the average variable annuity reserves, which decreased $497.1 million, or 7.3%, to $6,283.4 million for the three months ended March 31, 2002 from $6,780.5 million reported in the comparable prior year period. This decrease is primarily due to approximately $814.8 million withdrawals and surrenders, during the year ended December 31, 2001. Withdrawals and surrenders

                       JOHN HANCOCK LIFE INSURANCE COMPANY


decreased by $9.9 million, or 4.3%, for the three months ended March 31, 2002 compared to the comparable prior year period. For variable annuities, the mortality and expense fees as a percentage of average account balances were 1.26% and 1.29% for the three months ended March 31, 2002 and 2001, respectively. In addition, other revenue increased $0.7 million driven by the mutual fund business.

      Investment management revenues, commissions, and other fees were $110.1 million for the three months ended March 31, 2002, a decrease of $5.2 million, or 4.5%, from $115.3 million for the comparable prior year period. Average mutual fund assets under management were $29,034.8 million for the three months ended March 31, 2002, a decrease of $1,525.5 million or 5.0%, from $30,560.3 million reported in the comparable prior year period, due to market depreciation of approximately $2.6 billion for the year ended December 31, 2001. The mutual fund business experienced net redemptions for the three months ended March 31, 2002 of $317.6 million compared to net deposits of $260.6 million in the comparable prior year period, a change of $578.2 million. This change was primarily due to a decrease in deposits of $617.8 million, or 41.2%, driven by a $247 million institutional advisory account deposit in the prior year period. No such deposits were received for the three months ended March 31, 2002. In addition, the sale of the full service retirement plan business during 2001 contributed to the decrease in deposits in the current period. There were $232.5 million in deposits for the three months ended March 31, 2001, in the full service retirement plan business. Investment advisory fees were $41.3 million for the three months ended March 31, 2002, a decrease of $4.8 million, or 10.4%, from $46.1 million reported in the comparable prior year period and were 0.57% and 0.60% of average mutual fund assets under management for the three months ended March 31, 2002 and 2001, respectively. Underwriting and distribution fees decreased $1.1 million, or 1.9%, to $57.9 million for the three months ended March 31, 2002, primarily due to a decrease in front end load charge on mutual fund sales. The decrease was partially offset by a $2.1 million increase in distribution and other fees. Shareholder service and other fees were $11.0 million for the three months ended March 31, 2002 compared to $10.2 million reported in the comparable prior year period.

      Benefits and expenses decreased $24.7 million, or 10.2%, to $217.3 million for the three months ended March 31, 2002 from $242.0 million reported in the comparable prior year period. Benefits to policyholders decreased $6.0 million, or 5.7%, primarily due to lower life-contingent immediate fixed annuity reserves on new business, which contributed $15.5 million to the decrease, partially offset by a $8.2 million increase in interest credited on retail annuity account balances due to higher average account balances. Other operating costs and expenses decreased $16.9 million, or 14.9%, to $96.2 million for the three months ended March 31, 2002 from $113.1 million reported in the comparable prior year period. The decrease was primarily due to cost savings in the mutual fund business, and the sale of the full service retirement plan business, which had $5.1 million in other operating costs and expense for the three months ended March 31, 2001. Company wide cost reduction programs also drove the decline in total expense. Amortization of deferred policy acquisition costs decreased $1.8 million, or 7.7%, to $21.6 million for the three months ended March 31, 2002 from $23.4 million reported in the comparable prior year period. The decrease was primarily driven by lower variable annuity amortization of deferred policy acquisition costs, of $4.7 million, partially offset by higher amortization of $2.9 million in the fixed annuities business. The segment's effective tax rate on operating income was 31.6% and 32.8% for the three months ended March 31, 2002 and 2001, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Guaranteed and Structured Financial Products Segment

      The following table presents certain summary financial data relating to the Guaranteed and Structured Financial Products Segment for the periods indicated.

                                                          Three Months Ended
                                                               March 31,
                                                            2002       2001
                                                         --------------------
                                                             (in millions)
Revenues...............................................    $432.6     $502.7

Benefits and expenses..................................     336.7      415.0

Income taxes...........................................      31.8       29.3
                                                         --------------------

Segment after-tax operating income (1).................      64.1       58.4
                                                         --------------------

After-tax adjustments: (1)
   Net realized investment and other gains
     (losses)..........................................     (13.5)      (8.2)
   Restructuring charges...............................      (0.3)      (0.1)
                                                         --------------------
Total after-tax adjustments............................     (13.8)      (8.3)
                                                         --------------------

GAAP Reported:
Income before cumulative effect of
   accounting changes..................................      50.3       50.1
Cumulative effect of accounting changes,
   net of tax..........................................      --         (1.2)
                                                         --------------------
Net income.............................................    $ 50.3       48.9
                                                         ====================

Other Data:
Segment after-tax operating income: (1)
   Spread-based products:
   GICs and funding agreements                             $ 45.3     $ 40.0
   Single premium annuities............................      13.1       11.7
   Fee-based products..................................       5.7        6.7
                                                         --------------------
Segment after-tax operating income (1) ................    $ 64.1     $ 58.4
                                                         ====================

(1)   See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

      Segment after-tax operating income was $64.1 million for the three months ended March 31, 2002, an increase of $5.7 million, or 9.8%, from $58.4 million reported in the comparable prior year period. Spread-based products after-tax operating income was $58.4 million, an increase of $6.7 million, or 13.0%, from $51.7 million reported in the comparable prior year period, primarily due to increased investment spreads as a result of growth in the average invested assets. GICs and funding agreements accounted for 70.7% of segment after-tax operating income for the three months ended March 31, 2002 compared to 68.5% in the comparable prior period. On a total company basis, GICs and funding agreements accounted for 23.9% of after tax operating income for the three months ended March 31, 2002 compared to 23.3% in the comparable prior year period. Fee-based products after-tax operating income was $5.7 million, a decrease of $1.0 million, or 14.9%, from $6.7 million reported in the comparable prior year period, primarily due to lower risk-based capital and lower separate account risk charges from the comparable prior year period.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


      Revenues decreased $70.1 million, or 13.9%, to $432.6 million for the three months ended March 31, 2002 from $502.7 million in the comparable prior year period. The decrease in revenues is primarily due to a decrease in net investment income of $47.2 million, primarily due to floating rate investments. Despite an increase of $3.0 billion in average invested assets backing spread-based products to $22.9 billion for the three months ended March 31, 2002 from $19.9 billion for the three months ended March 31, 2001, spread-based net investment income decreased $41.0 million, or 10.2%, to $362.9 million for the three months ended March 31, 2002 compared to $403.9 million in the comparable prior year period as the average investment yield fell to 6.59% for the three months ended March 31, 2002 compared to 8.49% reported in the prior year period, reflecting the lower interest rate environment in the current period. Net investment income will vary with market interest rates as the return on approximately $9 billion of the asset portfolio floats with market rates. Matching the interest rate exposure on our asset portfolio to the exposure on our liabilities is a central feature of our asset/liability management process. Premiums decreased $19.5 million, or 85.9%, to $3.2 million compared to $22.7 million in the comparable period in the prior year, driven by lower sales of single premium annuities for the current period. Investment type product charges were $9.8 million at March 31, 2002, a decrease of $3.5 million, or 26.3%, from $13.3 million reported in the comparable prior year period, primarily due to lower expense recoveries from participating contracts.

      Benefits and expenses decreased $78.3 million, or 18.9%, to $336.7 million for the three months ended March 31, 2002 from $415.0 million reported in the comparable prior year period, primarily due to an $89.2 million decrease in benefits to policyholders reflecting lower current period sales of single premium annuities, an increased level of reinsurance arrangements, and lower interest credited. Interest credited was $253.6 million for the three months ended March 31, 2002, a decrease of $59.5 million, or 19.0%, from $313.1 million reported in the comparable prior year period. The decrease in interest credited was due to a decrease in the average interest credited rate on account balances for spread-based products, as liabilities with floating rates reset and new business was added at market rates. The average crediting rate was 5.06% for the three months ended March 31, 2002 compared to 7.08% reported in the prior year period. Dividends to contractholders of $8.3 million for the three months ended March 31, 2002 decreased $0.5 million, or 5.7%, from $8.8 million, reported in the comparable prior year period. Partially offsetting these decreases was a $11.4 million increase in other operating costs and expenses to $30.6 million for the three months ended March 31, 2002, from $19.2 million reported in the comparable prior year period. This increase was primarily due to the increased level of reinsurance arrangements. The Segment's effective tax rate on operating income was 33.2% and 33.4% for the three months ended March 31, 2002 and 2001, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Investment Management Segment

The following table presents certain summary financial data relating to the Investment Management Segment for the periods indicated.

                                                            Three Months Ended
                                                                 March 31,
                                                              2002       2001
                                                            --------------------
                                                               (in millions)

Revenues .................................................   $ 30.6     $ 35.6

Benefits and expenses.....................................     22.9       26.5

Income taxes..............................................      2.8        3.7
                                                            --------------------

Segment after-tax operating income (1)....................      4.9        5.4
                                                            --------------------

After-tax adjustments: (1)
   Net realized investment and other gains (losses).......       --       (0.1)
   Restructuring charges..................................       --       (0.4)
                                                            --------------------
Total after-tax adjustments...............................       --       (0.5)
                                                            --------------------

GAAP Reported:
Income before cumulative effect of
   accounting changes.....................................      4.9        4.9
Cumulative effect of accounting changes, net of tax.......       --       (0.2)
                                                            --------------------
Net income................................................    $ 4.9      $ 4.7
                                                            ====================

(1) See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

      Segment after-tax operating income was $4.9 million for the three months ended March 31, 2002, a decrease of $0.5 million, or 9.3%, from $5.4 million reported in the comparable prior year period. The decrease was primarily due to after-tax changes of $2.2 million lower net realized investment and other gains (losses) on mortgage securitizations and $1.0 million lower net investment income partially offset by $2.8 million lower operating expenses.

      Revenues decreased $5.0 million, or 14.0%, to $30.6 million for the three months ended March 31, 2002 from $35.6 million reported in the comparable prior year period. Net realized investment and other gains (losses) on mortgage securitizations decreased to a loss of $(0.8) million from a gain of $2.6 million in the comparable prior year period, a decline of $3.4 million. The decrease in securitization gains was due to lower securitization activity of $148.0 million in 2002 compared to $214.0 million in the comparable prior year quarter, and lower prices received from the securitizations. The Company's mortgage securitization activity was still profitable during the period, considering the interest income on warehoused mortgage loans, and reduced interest expense on borrowings to support those loans, as discussed below. Also, net investment income decreased $1.5 million, or 27.3%, to $4.0 million from the prior year period, primarily due to $1.7 million lower interest income from a lower level of warehoused mortgage loans. Investment management revenues, commissions, and other fees decreased $0.1 million, or 0.4%, for the three months ended March 31, 2002. Investment advisory fees decreased $1.2 million to $25.3 million compared to $26.5 million in the comparable prior year period. This included a decrease of $3.1 million, or 17.8% from the comparable prior year period in advisory fees at John Hancock's institutional advisor Independence Investment, LLC, resulting from a decline in assets under management. This decline at Independence was largely offset by increases of $1.2 million, or 34.3% in advisory fees at the Company's Bond and Corporate Finance Group and by increases of

                       JOHN HANCOCK LIFE INSURANCE COMPANY


$1.1 million, or 100.0%, to $2.2 million in mortgage origination and servicing fees. Investment advisory fees were 0.35% and 0.34% of average advisory assets under management for the three months ended March 31, 2002 and 2001, respectively.

      Benefits and expenses were $22.9 million for the three months ended March 31, 2002, a decrease of $3.6 million, or 13.6%, from $26.5 million reported in the comparable prior year period. The decrease was primarily due to $2.6 million savings on interest expenses for warehoused mortgage loans, of which approximately $1.3 million was due to lower average borrowings and approximately $1.3 million was due to lower interest rates this period. In addition, compensation expenses at Independence Investment, LLC, decreased $0.4 million due to lower average assets under management. These reductions were partially offset by an increase of $0.7 million in commission expenses due to signing new timber investors in the current period. Other operating costs and expenses were 0.31% and 0.34% of average advisory assets under management for the three months ended March 31, 2002 and 2001, respectively. The Segment's effective tax rate on operating income fell to 36.4% from 40.7% for the three months ended March 31, 2001 and 2000, respectively, primarily due to changes in the state tax status of an investment subsidiary. The effective tax rate for the Investment Management Segment remains higher than for our other business segments due to state taxes on certain investment management subsidiaries, and fewer tax benefits from portfolio holdings in this segment.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Corporate and Other Segment

      The following table presents certain summary financial data relating to the Corporate and Other Segment for the periods indicated.

                                                         Three Months Ended
                                                              March 31,
                                                          2002         2001
                                                      -------------------------
                                                           (in millions)

Revenues (1).......................................     $ 168.9     $ 114.5

Benefits and expenses..............................       166.7       110.6

Income taxes.......................................        (7.3)       (3.9)
                                                      -------------------------

Segment after-tax operating income (1).............         9.5         7.8
                                                      -------------------------

After-tax adjustments: (1)
   Net realized investment and other gains
     (losses) (1)..................................        (7.1)       (5.9)
   Restructuring charges...........................         1.3        (0.1)
                                                      -------------------------
Total after-tax adjustments........................        (5.8)       (6.0)
                                                      -------------------------

GAAP Reported:
Income before cumulative effect of
   accounting changes..............................         3.7         1.8
Cumulative effect of accounting
   changes, net of tax.............................         --         (2.6)
                                                      -------------------------
Net income.........................................     $   3.7     $  (0.8)
                                                      =========================

(1) See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three months Ended March 31, 2002 Compared to Three months Ended March 31,2001

      Segment after-tax operating income from international operations was $1.1 million for the three months ended March 31, 2002, an increase of $0.9 million from $0.2 million reported in the comparable prior year period. This increase is due primarily to the impact of favorable foreign currency fluctuations on the results of our International Group Program.

      Segment after-tax operating income from corporate operations was $6.8 million for the three months ended March 31, 2002, an increase of $0.9 million from $5.9 million reported in the comparable prior year period. The increase was primarily due to an increase in the asset base and improved performance on assets supporting our corporate owned life insurance program of $8.0 million, partially offset by a decrease in net periodic pension plan credits of $5.1 million and an increase in other corporate expenses of $1.9 million.

      The Segment's effective tax rate on operating income was (331.8)% and (100.0)% for the three months ended March 31, 2002 and 2001, respectively. This rate decreased primarily due to the increase in non-taxable income related to increased low income housing tax credits, lease residual management, dividend received deduction and corporate owned life insurance program.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


General Account Investments

Overall Composition of the General Account

      Invested assets, excluding separate accounts, totaled $53.9 billion and $53.3 billion as of March 31, 2002 and December 31, 2001, respectively. The composition of the portfolio has not significantly changed at March 31, 2002 as compared to December 31, 2001. The majority of the $0.6 billion increase in the invested assets is attributable to an increase in the fixed maturity security portfolio where the Company directs a majority of its net cash inflows. The following table shows the composition of investments in our general account portfolio.

                                                     As of March 31,           As of December 31,
                                                          2002                        2001
                                           ---------------------------------------------------------
                                                 Carrying        % of         Carrying       % of
                                                   Value         Total         Value        Total
                                           ---------------------------------------------------------
                                                (in millions)              (in millions)
Fixed maturity securities (1)...........         $38,552.3       71.5%       $37,995.6      71.3%
Mortgage loans (2)......................           9,718.1       18.0          9,667.0      18.1
Real estate.............................             359.4        0.6            380.4       0.7
Policy loans (3)........................           1,928.7        3.6          1,927.0       3.6
Equity securities.......................             605.0        1.1            563.7       1.1
Other invested assets...................           1,799.3        3.5          1,676.9       3.1
Short-term investments..................              16.0        0.0             78.6       0.2
Cash and cash equivalents (4)...........             922.9        1.7          1,025.3       1.9
                                           ---------------------------------------------------------
Total invested assets...................         $53,901.7      100.0%       $53,314.5     100.0%
                                           =========================================================

(1) In addition to bonds, the fixed maturity security portfolio contains redeemable preferred stock with a carrying value of $702.8 million and $691.8 million as of March 31, 2002 and December 31, 2001, respectively. Carrying value is composed of investments categorized as `held-to-maturity,' which are carried at amortized cost, and investments categorized as `available-for-sale,' which are carried at fair value. The total fair value of the fixed maturity security portfolio was $38,572.4 and $37,980.3 million, as of March 31, 2002 and December 31, 2001, respectively.

(2) The fair value for the mortgage loan portfolio was $10,184.5 million and $10,215.0 million as of March 31, 2002 and December 31, 2001, respectively.

(3) Policy loans are secured by the cash value of the underlying life insurance policies and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.

(4) Cash and cash equivalents are included in total invested assets in the table above for the purposes of calculating yields on the income producing assets for the Company.

      Consistent with the nature of the Company's product liabilities, assets are heavily oriented toward fixed maturity securities. The Company determines the allocation of assets on the basis of both cash flow and return requirements of its products and by the level of investment risk.

      Fixed Maturity Securities. The fixed maturity securities portfolio is predominantly comprised of low risk, investment grade, publicly and privately traded corporate bonds and senior tranches of asset-backed securities (ABS) and mortgage-backed securities (MBS), with the balance invested in government bonds. The fixed maturity securities portfolio also includes redeemable preferred stock. As of March 31, 2002, fixed maturity securities represented 71.5% of general account invested assets with a carrying value of $38.6 billion, roughly comprised of 55% public securities and 45% private securities. Each year the Company directs the majority of net cash inflows into investment grade fixed maturity securities. Typically between 5% and 15% of funds allocated to fixed maturity securities are invested in below-investment-grade bonds while maintaining the Company's policy to limit the overall level of these bonds to

                       JOHN HANCOCK LIFE INSURANCE COMPANY


no more than 10% of invested assets and two thirds of that balance in the BB category. Allocations are based on an assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. While the Company has profited from the below-investment-grade asset class in the past, care is taken to manage its growth strategically by limiting its size relative to the Company's total assets.

The following table shows the composition by issuer of the fixed maturity securities portfolio.

                     Fixed Maturity Securities -- By Issuer

                                                                 As of March 31,          As of December 31,
                                                                      2002                        2001
                                                       ----------------------------------------------------------
                                                              Carrying       % of         Carrying        % of
                                                               Value         Total          Value        Total
                                                       ----------------------------------------------------------
                                                           (in millions)               (in millions)
Corporate securities................................         $31,057.9       80.6%       $30,978.5       81.5%
MBS/ABS.............................................           6,692.8       17.3          6,124.0       16.1
U.S. Treasury securities and Obligations of
   U.S. government agencies.........................              98.9        0.3            292.0        0.8
Debt securities issued by foreign
   governments......................................             449.1        1.2            497.8        1.3
Obligations of states and political
   subdivisions.....................................             253.6        0.6            103.3        0.3
                                                       ----------------------------------------------------------
     Total..........................................         $38,552.3      100.0%       $37,995.6      100.0%
                                                       ==========================================================

      In keeping with the investment philosophy of tightly managing interest rate risk, the Company's MBS & ABS holdings are heavily concentrated in commercial MBS where the underlying loans are largely call protected, which means they are not pre-payable without penalty prior to maturity at the option of the issuer, rather than in residential MBS where the underlying loans have no call protection. By investing in MBS and ABS securities with relatively predictable repayments, we add high quality, liquid assets to our portfolios without incurring the risk of excessive cash flow in periods of low interest rates or a cash flow deficit in periods of high interest rates. We believe the portion of our MBS/ABS portfolio subject to prepayment risk as of March 31, 2002 and December 31, 2001 was limited to 9.5% and 10.4% of our total MBS/ABS portfolio and 1.6% and 1.7% of our total fixed maturity securities holdings, respectively.

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

      The following table sets forth the SVO ratings for the bond portfolio along with an equivalent S&P rating agency designation. The majority of the fixed maturity investments are investment grade, with 87.5% and 87.4% of fixed maturity investments invested in Category 1 and 2 securities as of March 31, 2002 and December 31, 2001, respectively. Below investment grade bonds were 12.5% and 12.6% of fixed maturity investments and 8.8% and 8.8% of total invested assets as of March 31, 2002 and December 31, 2001, respectively. This allocation reflects the Company strategy of avoiding the unpredictability of interest rate risk in favor of relying on the ability of bond analysts to better predict credit or default risk. The Company's bond analysts operate in an industry-based, team-oriented structure that permits the evaluation of a wide range of offerings in a variety of credit qualities and industries resulting in a well-diversified portfolio.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


      Valuation techniques for the bond portfolio vary by security type and the availability of market data. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. External pricing services are used where available, broker dealer quotes are used for thinly traded securities, and a spread pricing matrix is used when price quotes are not available. When utilizing the spread pricing matrix, securities are valued by utilizing a discounted cash flow method where each bond is assigned a spread, that is added to the current U.S. Treasury rates to discount the cash flows of the security. The spread assigned to each security is derived from external market data. Certain market events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation, and government actions among others. The Company's pricing analysts take appropriate actions to reduce valuations of securities where such an event occurs which negatively impacts the securities' value. To the extent that bonds have longer maturity dates, management's estimate of fair value may involve greater subjectivity since they involve judgment about events well into the future.

      A majority (56.6%) of the below investment grade bonds are in Category 3, the highest quality below investment grade. Category 6 bonds, those in or near default, represent securities that were originally acquired as long-term investments, but subsequently became distressed. The carrying value of bonds near default was $377.0 million and $388.7 million as of March 31, 2002 and December 31, 2001, respectively. At March 31, 2002 and December 31, 2001, $2.7 million and $2.4 million, respectively, of interest on bonds near default was included in accrued investment income. It is the Company's policy to reverse any accrued investment income and cease accruing interest income on bonds in default and to only accrue interest income on bonds near default that the Company expects to collect. Management judgment is used and the actual results could be materially different.

                     Fixed Maturity Securities -- By Quality

                                                       As of March 31,                           As of December 31,
                                                            2002                                       2001
                                     ----------------------------------------------------------------------------------------
     SVO          S&P Equivalent              Carrying                % of                Carrying               % of
  Rating (1)     Designation (2)              Value (3)               Total               Value (3)               Total
-----------------------------------------------------------------------------------------------------------------------------
                                            (in millions)                               (in millions)
      1       AAA/AA/A.............           $14,611.2               38.6%               $14,336.9               38.4%
      2       BBB..................            18,522.8               48.9                 18,275.9               49.0
      3       BB...................             2,666.7                7.1                  2,771.9                7.4
      4       B....................             1,064.3                2.8                  1,095.1                2.9
      5       CCC and lower........               607.5                1.6                    435.3                1.2
      6       In or near default...               377.0                1.0                    388.7                1.1
                                     ----------------------------------------------------------------------------------------
              Total................           $37,849.5              100.0%               $37,303.8              100.0%
                                     ========================================================================================

(1) For securities that are awaiting an SVO rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.
(2) Comparisons between the SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Does not include redeemable preferred stock with a carrying value of $702.8 million and $691.8 million as of March 31, 2002 and December 31, 2001, respectively.

Mortgage Loans. As of March 31, 2002 and December 31, 2001, we held mortgage loans with a carrying value of $9.7 billion, at each period end, including $2.4 billion and $2.5 billion of agricultural loans, respectively.

Investment Results

      Overall, the yield, net of investment expenses, on the general account portfolio decreased from the first quarter of the prior year. The lower yield was driven primarily by the sharp drop in short-term rates during the year. As of March 31, 2002, the Company had approximately $11 billion of net exposure to the short-term floating rates (primarily LIBOR), mostly created through interest rate swaps designed to match our portfolio with an increasing volume of floating rate liabilities. Therefore, approximately 87% of the decline in investment income was off set by a decline in floating-rate liability payments. In addition, old assets rolling over into new investments with less

                       JOHN HANCOCK LIFE INSURANCE COMPANY


favorable interest rates and narrower acquisition spreads than those present in the 2001 fixed maturity portfolio contributed to the decline. The inflow of new cash for the twelve month period between the first quarter of 2001 and the first quarter of 2002 was invested at rates that were less than the overall portfolio earnings rate during the first quarter of 2001. The following table summarizes the Company's investment results for the periods indicated.

                                                                As of                     As of
                                                           March 31, 2002             March 31, 2001
                                                     ------------------------------------------------------
                                                          Yield       Amount         Yield       Amount
                                                     ------------------------------------------------------
                                                                  (in millions)              (in millions)
General account assets-excluding policy loans
  Gross income                                            7.08%    $    914.3        8.20%     $   950.7
  Ending assets-excluding policy
    Loans                                                            51,973.0                   47,199.8
Policy loans
  Gross income                                            5.99%          28.9        6.31%          30.0
  Ending assets                                                       1,928.7                    1,906.2
    Total gross income                                    7.04%         943.2        8.13%         980.7
    Less: investment expenses                                           (55.5)                     (62.7)
                                                                  ---------------            --------------
      Net investment income                               6.62%    $    887.7        7.61%     $   918.0
                                                                  ===============            ==============

                       JOHN HANCOCK LIFE INSURANCE COMPANY


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

      Currently, the Company does not expect such regulatory requirements to impair its ability to dividend sufficient cash flows to sustain JHFS' liquidity and capital needs. However, the Company can give no assurance it will declare or pay dividends on a regular basis. The Commissioner of Insurance for the Commonwealth of Massachusetts previously approved, and in 2002 the Company paid, dividends to JHFS in the amount of $11.0 million in the form of a cash transfer.

      The liquidity of our insurance operations is also related to the overall quality of our investments. As of March 31, 2002, $33,134.0 million, or 87.5% of the fixed maturity securities held by us and rated by Standard & Poor's Ratings Services, a division of the McGraw-Hill Companies, Inc. (S&P) or the National Association of Insurance Commissioners were rated investment grade (BBB or higher by S&P or 1 or 2 by the National Association of Insurance Commissioners). The remaining $4,715.5 million, or 12.5% of fixed maturity investments were rated non-investment grade. For additional discussion of our investment portfolio see the General Account Investments section above in this Management's Discussion and Analysis of Financial Condition and Results of Segment Operations.

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

      Net cash provided by operating activities was $571.7 million and $574.1 million for the three months ended March 31, 2002 and 2001, respectively, resulting in a slight decrease of $2.4 million for the first three months of 2002 as compared to the same period for 2001. Cash increases from decreases in accrued investment income and premiums and accounts receivable and increases in realized net gains were largely offset by increases in net other assets, changes in deferred policy acquisition costs and decreased income taxes.

      Net cash used in investing activities was $1,641.2 million and $1,537.8 million for the three months ended March 31, 2002 and 2001, respectively. The net cash used in investing activities increased by $103.4 million in 2002 compared to 2001 primarily due to increased purchases of short-term investments, mortgages and other invested assets offset by decreases in net acquisitions of fixed maturities.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


      Net cash provided/(used) by financing activities was $967.1 million and ($55.9) million, for the three months ended March 31, 2002 and 2001, respectively. This $1,023.0 million increase in 2002 as compared to 2001 is attributed to a larger increase in universal life and investment-type contract deposits of $753.2 million, as compared to increase of cash payments on withdrawals of $22.6 million, and to a smaller dividend paid to the parent company, JHFS.

      Cash flow requirements also are supported by a committed line of credit, through a syndication of banks lead by FleetBoston Financial Corporation, of $1.0 billion. The line of credit agreement provides for two facilities: one for $500 million pursuant to a 364-day commitment (subject to renewal) and a second for $500 million pursuant to a multi-year facility (renewable in 2005). The line of credit is available for general corporate purposes. The line of credit agreement contains various covenants, among these being that shareholder's equity meet certain requirements. To date, we have not borrowed any amounts under the line of credit.

      As of March 31, 2002, we had $718.1 million of debt outstanding consisting of $447.3 million of surplus notes, and $270.8 million of other notes payable. A new commercial paper program has been established at the JHFS that has replaced the commercial paper program that was in place at the Company's indirect subsidiary, John Hancock Capital Corporation, and there were no commercial paper borrowings outstanding at March 31, 2002.

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

These forward-looking statements are subject to risks and uncertainties including, but not limited to, the risks that (1) a significant downgrade in our ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm our ability to market our products; (2) changes to or elimination of Federal tax benefits for our products and other changes in laws and regulations (including those relating to the Federal Estate Tax Laws) which the Company expects would adversely affect sales of our insurance and investment advisory products; (3) Massachusetts insurance law may restrict the ability of John Hancock Variable Life Insurance Company to pay dividends to us; (4) we face increasing competition in our retail businesses from mutual fund companies, banks and investment management firms as well as from other insurance companies; (5) a decline or increased volatility in the securities markets, and other economic factors, may adversely affect our business, particularly our variable life insurance, mutual fund, variable annuity and investment business; (6) due to acts of terrorism or other hostilities, there could be business disruption, economic contraction, increased mortality, morbidity and liability risks, generally, or investment losses that could adversely affect our business; (7) our life insurance sales are highly dependent on a third party distribution relationship; (8) customers may not be responsive to new or existing products or distribution channels, (9) interest rate volatility may adversely affect our profitability; (10) our net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies or redeem shares of our open-end mutual funds; (11) the independent directors of our variable series trusts and of our mutual funds could reduce the compensation paid to us or could terminate our contracts to manage the funds; (12) under our Plan of Reorganization, we were required to establish the closed block, a special arrangement for the benefit of a group of our policyholders. We may have to fund deficiencies in our closed block, and any overfunding of the closed block will benefit only the holders of policies included in the closed block, not our sole shareholder; (13) we will face losses if the claims on our insurance products, or reductions in rates of mortality on our annuity products, are greater than we projected; (14) we face investment and credit losses relating to our investment portfolio (15) we may experience volatility in net income due to changes in standards for accounting for derivatives and other changes; (16) we are subject to risk-based capital requirements and possible guaranty fund assessments; (17) the National Association of Insurance Commissioners' codification of statutory accounting practices affected our statutory surplus; (18) we may be unable to retain personnel who are key to our business; (19) we may incur losses from assumed reinsurance business in respect of personal accident insurance and the occupational accident component of workers compensation insurance; (20) litigation and regulatory proceedings may result in financial losses, harm our reputation and divert management resources, and (21) we face unforeseen liabilities arising from our acquisitions and dispositions of businesses. (22) while the Company is seeking to renew its catastrophic reinsurance coverage, if the Company were unable to acquire replacement catastrophic reinsurance coverage for individual life insurance products, which expired on December 31, 2001, and/or for its group life insurance products, which is due to expire on June 30, 2002, the Company's future net income and financial position could be adversely impacted.

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

      The Company evaluates its investments in fixed income securities on a case by case basis for issues of collectibility. The Company's bond analysts operate in an industry-based, team-oriented structure that facilitates the evaluation of the Company's entire fixed income holdings quarterly and formal presentations to management twice annually. In addition, trading levels of publicly traded securities and other market factors and industry trends are followed and their impact on individual credits are assessed as they occur. Indenture covenants that provide the Company additional protection in the event of credit deterioration are also monitored continuously. When as a result of any of these analyses, management believes that the collectibility of any amounts owed is other than temporarily impaired, the underlying asset is written down to fair value.

      As of March 31, 2002 and December 31, 2001, the Company's fixed maturity portfolio was comprised of 87.5% and 87.4% investment grade securities and 12.5% and 12.6% below-investment-grade securities, respectively. These percentages are consistent with recent experience and indicative of the Company's long-standing investment philosophy of pursuing moderate amounts of credit risk in return for higher expected returns. We believe that credit risk can be successfully managed given our proprietary credit evaluation models and experienced personnel.

Interest Rate Risk

      The Company maintains a tightly controlled approach to managing its potential interest rate risk. Interest rate risk arises from many of our primary activities, as we invest substantial funds in interest-sensitive assets to support the issuance of our various interest-sensitive liabilities, primarily within our Protection, Asset Gathering and

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Guaranteed & Structured Financial Products Segments.

      We manage interest rate sensitive segments of our business, and their supporting investments, under one of two broadly defined risk management methods designed to provide an appropriate matching of assets and liabilities. For guaranteed rate products, where contractual liability cash flows are highly predictable (e.g., GICs, medium-term notes or immediate annuities) we apply sophisticated duration-matching techniques to manage the segment's exposure to both parallel and non-parallel yield curve movements. Typically this type of management is expressed as a duration mismatch tolerance of only +/- .05 years (18 days), with other measures used for limiting exposure to non-parallel risk. For non-guaranteed rate products, such as whole life insurance or single premium deferred annuities, liability cash flows are less predictable. Therefore, a conventional duration-matching strategy is less effective at managing the inherent risk. For these products, we manage interest rate risk based on scenario-based portfolio modeling that seeks to identify the most appropriate investment strategy given probable policyholder behavior and liability crediting needs under a wide range of interest rate environments.

      As of March 31, 2002, there have been no material changes to the interest rate exposures as reported in the Company's 2001 Form 10-K.

      Derivative Instruments. The Company uses a variety of derivative financial instruments, including swaps, caps, floors, and exchange traded futures contracts, in accordance with Company policy. Permissible derivative applications include the reduction of economic risk (i.e., hedging) related to changes in yields, price, cash flows, and currency exchange rates. In addition, certain limited applications of "income generation" are allowed. Examples of this type of use include the purchase of call options to offset the sale of embedded options in Company liability issuance or the purchase of swaptions to offset the purchase of embedded put options in certain investments. The Company does not make a market or trade derivatives for speculative purposes.

      The Company's Investment Compliance Unit monitors all derivatives activity for consistency with internal policies and guidelines. All derivatives trading activity is reported monthly to the Company's Committee of Finance for review, with a comprehensive governance report provided jointly each quarter by the Company's Derivatives Supervisory Officer and Chief Investment Compliance Officer. The table below reflects the Company's derivative positions that are managing interest rate risk as of March 31, 2002. The notional amounts in the table represent the basis on which pay or receive amounts are calculated and are not reflective of credit risk. These exposures represent only a point in time and will be subject to change as a result of ongoing portfolio and risk management activities.

                                                            As of March 31, 2002
                              ---------------------------------------------------------------------------------
                                                                               Fair Value
                                                           ----------------------------------------------------
                                                Weighted
                                   Notional    Average Term     -100 Basis         As of          +100 Basis
                                    Amount       (Years)     Point Change (2)     3/31/02      Point Change (2)
                              ---------------------------------------------------------------------------------
                                              (in millions, except for weighted average term)
Interest rate swaps........       $ 16,601.6       8.3         $ (363.6)        $ (311.7)         $ (216.3)
CMT swaps..................            325.0       0.8              7.0              7.0               7.0
Futures contracts (1)......            233.7       6.6             (4.9)            (1.0)              4.5
Interest rate caps.........            297.0       5.2              1.5              3.4               6.8
Interest rate floors.......          8,328.0       8.4            117.7             36.0              29.1
Swaptions..................             30.0      23.2             (2.4)            (0.9)             (0.3)
                              ----------------             ----------------------------------------------------
     Totals................       $ 25,815.3       8.2         $ (244.7)        $ (267.2)         $ (169.2)
                              ================             ====================================================

----------
(1) Represents the notional value on open contracts as of March 31, 2002.

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


PART II OTHER INFOMRATION

ITEM 1. LEGAL PROCEEDINGS

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

      The Court also determined that Hancock violated its fiduciary duty when it failed to revalue the liabilities for guaranteed benefits, which had been established at rates set out in the contract, on a basis which was more favorable to the Trust. In addition, the Court concluded that certain of Hancock's internal allocations of expenses and investment income violated ERISA. Damages in the amount of approximately $5.7 million, together with unspecified pre-judgment interest from December 1996, were awarded on these issues. As part of the relief, the judge ordered the removal of Hancock as a fiduciary to the plan. On April 11, 2001, the Court entered a judgment against John Hancock for approximately $84.9 million, which includes damages to plaintiff, pre-judgment interest, attorney's fees and other costs.

      We believe that the underlying case was incorrectly decided and there are promising grounds for challenging the District Court's decision. On May 14, 2001we filed an appeal, and on April 29, 2002 the Appeals Court heard oral arguments from the parties in the case. Although we believe that we have a strong position on the merits of the case, if unsuccessful, our ultimate liability, including fees, costs and interest could have a material adverse impact on net income. However, we do not believe that any such liability would be material in relation to our financial position or liquidity.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            JOHN HANCOCK LIFE INSURANCE COMPANY

Date: May 10, 2002                          By: /s/ THOMAS E. MOLONEY
                                                ---------------------------
                                            Thomas E. Moloney
                                            Senior Executive Vice President and
                                            Chief Financial Officer