Form 10-Q
period 2002-06-30
HANCOCK JOHN LIFE INSURANCE CO
filed 2002-08-14
CIK 917406

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Number of shares outstanding of our only class of common stock as of August 14, 2002:

                                      1,000

                       JOHN HANCOCK LIFE INSURANCE COMPANY

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           CONSOLIDATED BALANCE SHEETS

                                                                         June 30,
                                                                           2002        December 31,
                                                                       (Unaudited)         2001
                                                                       ----------------------------
                                                                              (in millions)
Assets

Investments
Fixed maturities:
      Held-to-maturity--at amortized cost
      (fair value: June 30--$1,889.4; December 31--$1,908.2) ...       $  1,856.4       $  1,923.5
      Available-for-sale--at fair value
      (cost: June 30--$38,403.1; December 31--$35,778.0) .......         39,018.1         36,072.1
Equity securities:
      Available-for-sale--at fair value
      (cost: June 30--$343.9; December 31--$433.1) .............            403.3            562.3
      Trading securities--at fair value
      (cost: June 30--$0.9; December 31--$2.7) .................              0.8              1.4
Mortgage loans on real estate ..................................          9,904.2          9,667.0
Real estate ....................................................            327.6            380.4
Policy loans ...................................................          1,937.3          1,927.0
Short-term investments .........................................            130.2             78.6
Other invested assets ..........................................          2,047.7          1,676.9
                                                                       ----------       ----------

           Total Investments ...................................         55,625.6         52,289.2

Cash and cash equivalents ......................................            610.2          1,025.3
Accrued investment income ......................................            813.3            745.9
Premiums and accounts receivable ...............................            107.9            117.2
Deferred policy acquisition costs ..............................          3,339.6          3,186.3
Reinsurance recoverable ........................................          2,767.2          2,464.3
Other assets ...................................................          2,339.0          2,298.4
Separate account assets ........................................         17,555.7         18,998.1
                                                                       ----------       ----------

           Total Assets ........................................       $ 83,158.5       $ 81,124.7
                                                                       ==========       ==========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                                                     June 30,
                                                                       2002         December 31,
                                                                   (Unaudited)          2001
                                                                   -----------------------------
                                                                          (in millions)
Liabilities and Shareholder's Equity

Liabilities
Future policy benefits .....................................       $ 31,706.2       $ 29,715.0
Policyholders' funds .......................................         21,701.0         20,530.3
Unearned revenue ...........................................            366.5            346.0
Unpaid claims and claim expense reserves ...................            173.5            203.8
Dividends payable to policyholders .........................            467.9            472.8
Short-term debt ............................................             39.1            124.6
Long-term debt .............................................            606.6            618.7
Income taxes ...............................................            837.0            803.9
Other liabilities ..........................................          3,898.0          3,675.5
Separate account liabilities ...............................         17,555.7         18,998.1
                                                                   ----------       ----------

           Total Liabilities ...............................         77,351.5         75,488.7

Minority interest ..........................................             28.8             28.8

Commitments and contingencies - Note 4

Shareholder's Equity
Common stock, $10,000 par value; 1,000 shares authorized ...             10.0             10.0
Additional paid in capital .................................          4,763.2          4,763.4
Retained earnings ..........................................            730.6            608.2
Accumulated other comprehensive income .....................            274.4            225.6
                                                                   ----------       ----------

           Total Shareholder's Equity ......................          5,778.2          5,607.2
                                                                   ----------       ----------

           Total Liabilities and Shareholder's Equity ......       $ 83,158.5       $ 81,124.7
                                                                   ==========       ==========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                                 Three Months Ended           Six Months Ended
                                                                                      June 30,                    June 30,
                                                                                 2002          2001          2002          2001
                                                                               --------------------------------------------------
                                                                                                  (in millions)
Revenues
   Premiums ..............................................................     $  500.5      $  472.2      $  949.3      $  926.6
   Universal life and investment-type product charges ....................        150.0         147.3         298.3         295.4
   Net investment income .................................................        888.8         913.9       1,776.5       1,831.9
   Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholders and the
      policyholder dividend obligation ($(12.6) and $(13.0) for the three months ended June 30, 2002 and 2001 and $(34.9) and $(9.6)
      for the six months ended June 30, 2002 and 2001, respectively) .....       (125.4)        (12.6)       (211.5)        (37.6)
   Investment management revenues, commissions and other fees ............        135.5         150.7         271.4         297.4
   Other revenue .........................................................         48.9          56.5         119.5          58.6
                                                                               ----------------------      ----------------------

           Total revenues ................................................      1,598.3       1,728.0       3,203.5       3,372.3

Benefits and Expenses
   Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to
      participating pension contractholders and the policyholder dividend obligation ($(3.7) and $(12.2) for the three months ended June 30, 2002 and 2001 and $(10.5) and $(8.3) for the six
      months ended June 30, 2002 and 2001, respectively) .................        964.3         952.4       1,868.5       1,905.9
   Other operating costs and expenses ....................................        299.8         326.7         624.5         610.6
   Amortization of deferred policy acquisition costs, excluding amounts related to net realized investment and other gains
      (losses) ($(8.9) and $(0.8) for the three months ended June 30,
      2002 and 2001 and $(24.4) and $(1.3) for the six months ended
      June 30, 2002 and 2001, respectively) ..............................         64.8          53.0         122.5         127.0
   Dividends to policyholders ............................................        143.5         139.5         281.8         270.6
                                                                               ----------------------      ----------------------

           Total benefits and expenses ...................................      1,472.4       1,471.6       2,897.3       2,914.1
                                                                               ----------------------      ----------------------

Income before income taxes and cumulative effect
   of accounting change ..................................................        125.9         256.4         306.2         458.2

Income taxes .............................................................         24.3          74.4          72.8         134.9
                                                                               ----------------------      ----------------------

Income before cumulative effect of accounting change .....................        101.6         182.0         233.4         323.3

Cumulative effect of accounting change, net of tax - Note 1 ..............           --            --            --           7.2
                                                                               ----------------------      ----------------------

Net income ...............................................................     $  101.6      $  182.0      $  233.4      $  330.5
                                                                               ======================      ======================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                            AND COMPREHENSIVE INCOME

                                                                                           Accumulated
                                                                  Additional                  Other          Total
                                                         Common    Paid in     Retained   Comprehensive  Shareholder's  Outstanding
                                                         Stock     Capital     Earnings   Income (Loss)      Equity        Shares
                                                      ------------------------------------------------------------------------------
                                                                   (in millions, except for outstanding share amounts)
Balance at April 1, 2001...........................      $ 10.0   $ 4,764.2     $ 182.8      $ 316.5        $ 5,273.5      1,000

Demutualization transaction........................                    (0.1)                                     (0.1)

Comprehensive income:
      Net income...................................                               182.0                         182.0

      Other comprehensive income, net of tax:
        Net unrealized gains (losses)..............                                             (5.0)            (5.0)
        Net accumulated gains (losses) on cash
           flow hedges.............................                                            (17.4)           (17.4)
        Foreign currency translation
           adjustment..............................                                             (0.1)            (0.1)
                                                                                                        ---------------
Comprehensive income...............................                                                             159.5

                                                      ------------------------------------------------------------------------------
Balance at June 30, 2001...........................      $ 10.0   $ 4,764.1     $ 364.8      $ 294.0        $ 5,432.9      1,000
                                                      ==============================================================================

Balance at April 1, 2002...........................      $ 10.0   $ 4,763.3     $ 729.0      $ 131.6        $ 5,633.9      1,000

Demutualization transaction........................                    (0.1)                                     (0.1)

Comprehensive income:
      Net income...................................                               101.6                         101.6

      Other comprehensive income, net of tax:
        Net unrealized gains (losses)..............                                            113.4            113.4
        Net accumulated gains (losses) on cash
           flow hedges.............................                                             28.0             28.0
        Foreign currency translation
           adjustment..............................                                              0.1              0.1
      Minimum pension liability....................                                              1.3              1.3
                                                                                                        ---------------
Comprehensive income...............................                                                             244.4

Dividend paid to parent company....................                              (100.0)                       (100.0)
                                                      ------------------------------------------------------------------------------

Balance at June 30, 2002...........................      $ 10.0   $ 4,763.2     $ 730.6      $ 274.4        $ 5,778.2      1,000
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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                            AND COMPREHENSIVE INCOME

                                                                                          Accumulated
                                                               Additional                    Other           Total
                                                     Common     Paid in      Retained    Comprehensive   Shareholder's   Outstanding
                                                     Stock      Capital      Earnings    Income (Loss)      Equity         Shares
                                                  ----------------------------------------------------------------------------------
                                                                 (in millions, except for outstanding share amounts)
Balance at January 1, 2001......................      $ 10.0   $ 4,764.6      $ 284.3        $ 66.7        $ 5,125.6        1,000

Demutualization transactions....................                    (0.5)                                       (0.5)

Comprehensive income:
      Net income................................                                330.5                          330.5

      Other comprehensive income, net of tax:
        Net unrealized gains (losses)...........                                               19.0             19.0
        Net accumulated gains (losses) on
           cash flow hedges.....................                                              (20.0)           (20.0)
        Foreign currency translation
           adjustment...........................                                                0.7              0.7
                                                                                                       ----------------
Comprehensive income............................                                                               330.2

Dividend paid to parent company.................                               (250.0)                        (250.0)
Change in accounting principle - Note 1.........                                              227.6            227.6
                                                  ----------------------------------------------------------------------------------

Balance at June 30, 2001........................      $ 10.0   $ 4,764.1      $ 364.8       $ 294.0        $ 5,432.9        1,000
                                                  ==================================================================================

Balance at January 1, 2002......................      $ 10.0   $ 4,763.4      $ 608.2       $ 225.6        $ 5,607.2        1,000

Demutualization transactions....................                    (0.2)                                       (0.2)

Comprehensive income:
      Net income................................                                233.4                          233.4

      Other comprehensive income, net of tax:
        Net unrealized gains (losses)...........                                               30.3             30.3
        Net accumulated gains (losses) on
           cash flow hedges.....................                                               15.8             15.8
        Foreign currency translation
           adjustment...........................                                                0.2              0.2
      Minimum pension liability.................                                                2.5              2.5
                                                                                                       ----------------
Comprehensive income............................                                                               282.2

Dividend paid to parent company.................                               (111.0)                        (111.0)
                                                  ----------------------------------------------------------------------------------

Balance at June 30, 2002........................      $ 10.0   $ 4,763.2      $ 730.6       $ 274.4        $ 5,778.2        1,000
                                                  ==================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      Six Months Ended
                                                                                                          June 30,
                                                                                                   2002            2001
                                                                                                ---------------------------
                                                                                                      (in millions)
Cash flows from operating activities:
      Net income ..........................................................................     $    233.4      $    330.5
      Adjustments to reconcile net income to net cash provided by operating activities:
        Amortization of discount - fixed maturities .......................................          (41.3)          (67.9)
        Net realized investment and other losses ..........................................          211.5            37.6
        Change in deferred policy acquisition costs .......................................         (126.4)          (79.6)
        Depreciation and amortization .....................................................           27.0            36.4
        Net cash flows from trading securities ............................................            0.6            (0.1)
        Increase in accrued investment income .............................................          (67.4)         (151.4)
        Premiums and accounts receivable ..................................................            9.3          (194.1)
        Increase in other assets and other liabilities, net ...............................          (98.1)          (42.9)
        Increase in policy liabilities and accruals, net ..................................        1,120.9         1,192.9
        Increase in income taxes ..........................................................           18.3           167.6
                                                                                                ----------      ----------

                Net cash provided by operating activities .................................        1,287.8         1,229.0

Cash flows from investing activities:
        Sales of:
           Fixed maturities available-for-sale ............................................        1,936.1        10,228.9
           Equity securities available-for-sale ...........................................          169.4           267.6
           Real estate ....................................................................           35.9             0.5
           Short-term investments and other invested assets ...............................           61.8           108.4
        Maturities, prepayments and scheduled redemptions of:
           Fixed maturities held-to-maturity ..............................................           84.5           116.6
           Fixed maturities available-for-sale ............................................        1,583.8         1,584.9
           Short-term investments and other invested assets ...............................           73.6            99.8
           Mortgage loans on real estate ..................................................          605.2           740.8
        Purchases of:
           Fixed maturities held-to-maturity ..............................................          (11.8)          (31.9)
           Fixed maturities available-for-sale ............................................       (6,526.1)      (16,270.5)
           Equity securities available-for-sale ...........................................          (81.5)         (112.5)
           Real estate ....................................................................           (3.2)           (2.5)
           Short-term investments and other invested assets ...............................         (341.7)         (254.7)
        Mortgage loans on real estate issued ..............................................         (816.7)         (610.7)
        Cash paid related to acquisition of business ......................................             --           (41.0)
        Cash received on sale of subsidiary ...............................................             --            12.8
        Other, net ........................................................................         (273.3)          138.0
                                                                                                ----------      ----------

             Net cash used in investing activities ........................................     $ (3,504.0)     $ (4,025.5)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                        2002           2001
                                                                                     ------------------------
                                                                                           (in millions)
Cash flows from financing activities:
      Dividends paid to parent .................................................     $  (111.0)     $  (250.0)
      Universal life and investment-type contract deposits .....................       4,906.3        5,251.6
      Universal life and investment-type contract maturities and withdrawals ...      (2,898.3)      (4,101.2)
      Issuance of short-term debt ..............................................           9.3           58.6
      Repayment of short-term debt .............................................         (91.6)            --
      Repayment of long-term debt ..............................................         (13.6)         (14.0)
      Net increase in commercial paper .........................................            --         (222.2)
                                                                                     ---------      ---------

           Net cash provided by financing activities ...........................       1,801.1          722.8
                                                                                     ---------      ---------

           Net decrease in cash and cash equivalents ...........................        (415.1)      (2,073.7)

           Cash and cash equivalents at beginning of year ......................       1,025.3        2,966.3
                                                                                     ---------      ---------

           Cash and cash equivalents at end of period ..........................     $   610.2      $   892.6
                                                                                     =========      =========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -- Summary of Significant Accounting Policies

Business

John Hancock Life Insurance Company, (the Company) is a diversified financial services organization that provides a broad range of insurance and investment products, and investment management and advisory services. The Company is a wholly owned subsidiary of John Hancock Financial Services, Inc. (JHFS).

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the Company's annual audited financial statements as of December 31, 2001 included in the Company's Form 10-K for the year ended December 31, 2001 filed with the United States Securities and Exchange Commission (hereafter referred to as the Company's 2001 Form 10-K). All of the Company's United States Securities and Exchange Commission filings are available on the internet at www.sec.gov, under the name Hancock John Life.

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

On April 2, 2001, a subsidiary of the Company, Signature Fruit Company, LLC (Signature Fruit), purchased certain assets and assumed certain liabilities out of bankruptcy proceedings of Tri Valley Growers, Inc., a cooperative association, for approximately $53.0 million. The acquisition was recorded under the purchase method of accounting and, accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. The purchase price was allocated to the assets acquired and the liabilities assumed based on estimated fair values. The unaudited pro forma revenues, for the six month period ended June 30, 2001, assuming the transaction had taken place at the beginning of the year of acquisition, were approximately $3,425.6 million, a change of $53.3 million from reported balances. The unaudited pro forma net income for the six month period ended June 30, 2001 was approximately $329.3 million, a change of $(1.2) million from reported balances. The net losses related to the acquired operations included in the Company's results for the three and six month periods ended June 30, 2002 were $2.1 million and $1.2 million, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (Continued)

Deferred Policy Acquisition Costs

Costs that vary with, and are related primarily to, the production of new business have been deferred to the extent that they are deemed recoverable. Such costs include commissions, certain costs of policy issue and underwriting, and certain agency expenses. The Company tests the recoverability of its deferred policy acquisition costs quarterly with a model that uses data such as market performance, lapse rates and expense levels. As of June 30, 2002 the Company's deferred policy acquisition costs are deemed recoverable. For participating traditional life insurance policies, such costs are being amortized over the life of the contracts at a constant rate based on the present value of the estimated gross margin amounts expected to be realized over the lives of the contracts. Estimated gross margin amounts include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. For universal life insurance contracts and investment-type products, such costs are being amortized generally in proportion to the present value of expected gross profits arising principally from surrender charges and investment results, and mortality and expense margins. The effects on the amortization of deferred policy acquisition costs of revisions to estimated gross margins and profits are reflected in earnings in the period such estimated gross margins and profits are revised. For non-participating term life and long-term care insurance products, such costs are being amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policy benefit reserves. Present values of expected gross profits or expected gross margins are discounted at the latest revised interest rate and is applied to the remaining benefit period. At June 30, 2002, the average discount rate is 8.4% for participating traditional life insurance products and 6.2% for universal life products, and the total amortization period life is 30 years for participating traditional life insurance products and universal life products. Amortization of deferred policy acquisition costs was $64.8 million and $53.0 million for the three month periods ended June 30, 2002 and 2001, respectively, and $122.5 million and $127.0 million for the six month periods ended June 30, 2002 and 2001, respectively.

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

Net realized investment and other gains (losses) related to certain products have a direct impact on the amortization of deferred policy acquisition costs as such gains and losses affect the amount and timing of profit emergence. Accordingly, to the extent that such amortization results from net realized investment and other gains (losses), management believes that presenting realized investment gains and losses net of related amortization of deferred policy acquisition costs provides information useful in evaluating the operating performance of the Company. This presentation may not be comparable to presentations made by other insurers.

Severance

During the three and six month periods ended June 30, 2002, the Company continued its ongoing Competitive Position Project. This project was initiated in the first quarter of 1999 to reduce costs and increase future operating efficiency by consolidating portions of the Company's operations and is expected to continue through 2003. The project consists primarily of reducing staff in the home office and terminating certain operations outside the home office.

Since the inception of the project, approximately 1,100 employees have been terminated. As of June 30, 2002 and December 31, 2001, the liability for employee termination costs, included in other liabilities was $14.9 million and $18.0 million, respectively. Employee termination costs net of related curtailment pension and other post employment benefit related gains are included in other operating costs and expenses and were $1.8 million and $7.0 million for the three month period ended June 30, 2002 and 2001 and $6.8 million and $30.6 million for six month

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (Continued)

periods ended June 30, 2002 and 2001, respectively. Benefits paid since the inception of the project are $82.8 million.

Cumulative Effect of Accounting Changes

During the first quarter of 2001, the Company changed the method of accounting for the recognition of deferred gains and losses considered in the calculation of the annual expense for its employee pension plan under Statement of Financial Accounting Standards (SFAS) No. 87, "Employers' Accounting for Pensions," and for its postretirement health and welfare plans under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company changed the method of recognizing gains and losses from deferral within a 10% corridor and amortization of gains (losses) outside this corridor over the future working careers of the participants to a deferral within a 5% corridor and amortization of gains and losses outside this corridor over the future working careers of the participants. The new method is preferable because in the Company's situation, it produces results that respond more quickly to changes in the market value of the plan assets while providing some measure to mitigate the impact of extreme short term swings in those markets values. As a result, the Company recorded a credit of $18.6 million (net of tax of $9.9 million), related to its employee benefit pension plans, and a credit of $4.7 million (net of tax of $2.6 million), related to its postretirement health and welfare plans. The total credit recorded as a cumulative effect of an accounting change was $23.3 million (net of tax of $12.5 million).

On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement 133". The adoption of SFAS No. 133, as amended, resulted in a charge to operations accounted for as a cumulative effect of accounting change of $16.1 million (net of tax benefit of $8.3 million) as of January 1, 2001. In addition, as of January 1, 2001, a $227.6 million (net of tax of $122.6 million) cumulative effect of accounting change was recorded in accumulated other comprehensive income for (1) the transition adjustment in the adoption of SFAS No. 133, as amended, an increase of $40.5 million (net of tax of $21.8 million), and (2) the reclassification of $12.1 billion in securities from the held-to-maturity category to the available-for-sale category, an increase of $187.1 million (net of tax of $100.8 million).

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

In December 2000, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 00-3, "Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and Certain Long-Duration Participating Contracts." The SOP details accounting requirements for the demutualization of mutual insurance companies. The SOP required demutualized insurance companies to standardize the presentation of demutualization expenses and presentation of the closed block in their financial statements. The adoption of SOP 00-3 also resulted in the recognition of a policyholder dividend obligation, which represents cumulative actual closed block earnings in excess of expected periodic amounts calculated at the date of the demutualization. Adoption of SOP 00-3 resulted in an increase of net income of $2.4 million and $2.5 million for the three month and six month periods ended June 30, 2001, respectively. Previously reported net income for the three month period ended June 30, 2001 included mortality and lapse experience that was better than expected at the date of demutualization , offset by lower than expected net investment income and lower net realized investment and other gains (losses). Previously reported net income for the six month period ended June 30, 2001 included

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (Continued)

better than expected net investment income and mortality and lapse experience, offset by lower net realized investment and other gains (losses).

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

The Company provides JHFS, with personnel, property, and facilities in carrying out certain of its corporate functions. The Company annually determines a fee (the parent company service fee) for these services and facilities based on a number of criteria, which are periodically revised to reflect continuing changes in the Company's operations. The parent company service fee is included in other operating costs and expenses within the Company's income statements. The Company charged JHFS a service fee of $5.0 million and $11.1 million for the three month periods ended June 30, 2002 and 2001, respectively and $11.8 million and $16.7 million for the six month periods ended June 30, 2002 and 2001, respectively. As of June 30, 2002, JHFS was current in its payment to the Company, related to these services.

During the six month period ended June 30, 2002, the Company purchased $100.0 million of corporate owned life insurance from an affiliate and wholly owned subsidiary of JHFS, John Hancock Insurance Company of Vermont (JHIC of Vermont), to provide insurance coverage on key management employees. The death benefit on this COLI product would cover the cost of replacing these employees, including recruiting, training, and development. There were no such purchases for the three months ended June 30, 2001.

The Company has reinsured certain portions of its long term care insurance and group pension businesses with John Hancock Reassurance Company, Ltd. of Bermuda (JHReCo), an affiliate and wholly owned subsidiary of JHFS. The Company entered into these reinsurance contracts in order to facilitate its capital management process. These reinsurance contracts are primarily written on a funds withheld basis where the related financial assets remain invested at the Company. As a result, the Company recorded a liability for coinsurance amounts withheld from JHReCo of $1,465.5 million and $1,158.9 million at June 30, 2002 and December 31, 2001, respectively, which are included with other liabilities in the consolidated balance sheets. Included in other reinsurance recoverables on the consolidated balance sheets are $1,851.5 million and $1,504.6 million at June 30, 2002 and December 31, 2001, respectively, due from JHReCo. Premiums ceded to JHReCo were $264.3 million and $96.8 million for the three month periods ended June 30, 2002 and 2001, respectively and $375.1 million and $554.8 million for the six month periods ended June 30, 2002 and 2001, respectively.

In the first quarter of 2002, the Company began reinsuring certain portions of its group pension businesses with JHIC of Vermont. The Company entered into this reinsurance contract in order to facilitate its capital management process. This reinsurance contract is primarily written on a funds withheld basis where the related financial assets remain invested at the Company. As a result, the Company recorded a liability for coinsurance amounts withheld from JHIC of Vermont of $0.5 million at June 30, 2002, which is included with other liabilities in the consolidated balance sheets. At June 30, 2002, the Company had not recorded any reinsurance recoverable from JHIC of Vermont. The reinsurance recoverable, from JHIC of Vermont, is typically recorded with other reinsurance recoverables on the consolidated balance sheet. Premiums ceded by the Company to JHIC of Vermont were $0.3 million and $0.4 million for the three and six month periods ended June 30, 2002, respectively.

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

The following table summarizes selected financial information by segment for the periods and dates indicated and reconciles segment revenues and segment after-tax operating income to amounts reported in the unaudited consolidated statements of income. Included in the Protection Segment for all periods presented are the assets, liabilities, revenues and expenses of the closed block. For additional information on the closed block, see Note 5 -- Closed Block in the notes to the unaudited consolidated financial statements and the related footnote in the Company's 2001 Form 10-K.

Amounts reported as segment adjustments in the tables below primarily relate to:
(i) certain net realized investment and other gains (losses), net of related amortization adjustment for deferred policy acquisition costs, amounts credited to participating pension contractholder accounts and policyholder dividend obligation (the adjustment for net realized investment and other gains (losses) excludes gains and losses from mortgage securitizations because management views the related gains and losses as an integral part of the core business of those operations); (ii) benefits to policyholders and expenses incurred relating to the settlement of a class action lawsuit against the Company involving a dispute regarding disclosure of costs on various modes of life insurance policy premium payment; (iii) restructuring costs related to reducing staff in the home office and terminating certain operations outside the home office and (iv) cumulative effect of accounting changes.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 - Segment Information - (Continued)

                                                                    Asset                    Investment   Corporate
                                                    Protection    Gathering       G&SFP      Management   and Other   Consolidated
                                                    ------------------------------------------------------------------------------
                                                                                     (in millions)
As of or for the three months ended
June 30, 2002
Revenues:
      Revenues from external customers ........      $ 473.5       $ 142.1       $  18.0       $ 22.9      $ 180.2     $   836.7
      Net investment income ...................        326.0         140.5         428.7          3.6        (10.0)        888.8
      Inter-segment revenues ..................           --            --            --          6.8         (6.8)           --
                                                    ------------------------------------------------------------------------------
      Segment revenues ........................        799.5         282.6         446.7         33.3        163.4       1,725.5
      Net realized investment and other
        gains (losses) ........................        (28.3)        (20.7)        (86.7)         0.6          7.9        (127.2)
                                                    ------------------------------------------------------------------------------
      Revenues ................................      $ 771.2       $ 261.9       $ 360.0       $ 33.9      $ 171.3     $ 1,598.3
                                                    ==============================================================================

Net Income:
      Segment after-tax operating income ......      $  78.7       $  40.6       $  72.1       $  7.4      $   5.2     $   204.0
      Net realized investment and other
        gains (losses) ........................        (18.4)        (13.2)        (55.9)         0.5          4.9         (82.1)
      Class action lawsuit ....................        (18.7)           --            --           --         (0.8)        (19.5)
      Restructuring charges ...................         (0.9)         (0.5)         (0.2)        (0.2)         1.0          (0.8)
                                                    ------------------------------------------------------------------------------
      Net income ..............................      $  40.7       $  26.9       $  16.0       $  7.7      $  10.3     $   101.6
                                                    ==============================================================================

Supplemental Information:
      Equity in net income of investees
        accounted for by the equity
        method ................................   $      5.3    $      2.4    $     11.4    $     0.2    $     0.4    $     19.7
      Amortization of deferred policy
        acquisition costs, excluding
        amounts related to net realized
        investment and other gains (losses) ...         35.3          28.8           0.7           --           --          64.8
      Segment assets ..........................   $ 29,743.1    $ 15,294.0    $ 33,463.7    $ 2,089.8    $ 2,567.9    $ 83,158.5

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Segment Information - (Continued)

                                                                    Asset                    Investment   Corporate
                                                    Protection    Gathering       G&SFP      Management   and Other   Consolidated
                                                    ------------------------------------------------------------------------------
                                                                                     (in millions)
As of or for the three months ended
June 30, 2001
Revenues:
      Revenues from external customers ........      $ 429.1       $ 172.1       $  21.3       $ 20.6      $ 183.5     $   826.6
      Net investment income ...................        309.0         122.8         464.4          3.7         14.0         913.9
      Inter-segment revenues ..................           --            --            --          6.6         (6.6)           --
                                                    ------------------------------------------------------------------------------
      Segment revenues ........................        738.1         294.9         485.7         30.9        190.9       1,740.5
      Net realized investment and other
        gains (losses) ........................        (24.0)        (18.1)         (9.1)        (0.1)        38.8         (12.5)
                                                    ------------------------------------------------------------------------------
      Revenues ................................      $ 714.1       $ 276.8       $ 476.6       $ 30.8      $ 229.7     $ 1,728.0
                                                    ==============================================================================

Net Income:
      Segment after-tax operating income ......      $  76.8       $  37.4       $  58.9       $  4.6      $  17.9     $   195.6
      Net realized investment and other
        gains (losses) ........................        (15.2)        (11.2)         (6.2)          --         23.3          (9.3)
      Restructuring charges ...................         (1.6)         (1.9)         (0.6)        (0.1)        (0.1)         (4.3)
                                                    ------------------------------------------------------------------------------
      Net income ..............................      $  60.0       $  24.3       $  52.1       $  4.5      $  41.1     $   182.0
                                                    ==============================================================================

Supplemental Information:
      Equity in net income of investees
        accounted for by the equity method ....   $      2.5    $      2.8    $      4.7    $     0.4    $    15.7    $     26.1
      Amortization of deferred policy
        acquisition costs, excluding
        amounts related to net realized
        investment and other gains (losses) ...         37.9          13.6           0.9           --          0.6          53.0
      Segment assets ..........................   $ 27,809.8    $ 14,306.0    $ 32,160.1    $ 2,961.6    $ 2,860.5    $ 80,098.0

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Segment Information - (Continued)

                                                                    Asset                    Investment   Corporate
                                                   Protection     Gathering        G&SFP     Management   and Other   Consolidated
                                                   -------------------------------------------------------------------------------
                                                                                     (in millions)
As of or for the six months ended
June 30, 2002
Revenues:
      Revenues from external customers ........    $   935.7       $ 287.4       $  31.1       $ 39.8      $ 345.5     $ 1,639.5
      Net investment income ...................        646.4         271.0         848.2          7.6          3.3       1,776.5
      Inter-segment revenues ..................           --            --            --         16.5        (16.5)           --
                                                   -------------------------------------------------------------------------------
      Segment revenues ........................      1,582.1         558.4         879.3         63.9        332.3       3,416.0
      Net realized investment and other
        gains (losses) ........................        (57.2)        (44.4)       (108.2)         0.6         (3.3)       (212.5)
                                                   -------------------------------------------------------------------------------
      Revenues ................................    $ 1,524.9       $ 514.0       $ 771.1       $ 64.5      $ 329.0     $ 3,203.5
                                                   ===============================================================================

Net Income:
      Segment after-tax operating income ......    $   149.5          80.6         136.2         12.3         14.7         393.3
      Net realized investment and other
        gains (losses) ........................        (36.9)        (28.0)        (69.4)         0.5         (2.2)       (136.0)
      Class action lawsuit ....................        (18.7)           --            --           --         (0.8)        (19.5)
      Restructuring charges ...................         (4.1)         (1.9)         (0.5)        (0.2)         2.3          (4.4)
                                                   -------------------------------------------------------------------------------
      Net income ..............................    $    89.8       $  50.7       $  66.3       $ 12.6      $  14.0     $   233.4
                                                   ===============================================================================

Supplemental Information:
      Equity in net income of investees
        accounted for by the equity
        method ................................   $      9.5    $      5.1    $     18.8    $     0.1    $    11.4    $     44.9
      Amortization of deferred policy
        acquisition costs, excluding
        amounts related to net realized
        investment and other gains (losses) ...         71.1          50.4           1.1           --         (0.1)        122.5
      Segment assets ..........................   $ 29,743.1    $ 15,294.0    $ 33,463.7    $ 2,089.8    $ 2,567.9    $ 83,185.5

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Segment Information - (Continued)

                                                                    Asset                    Investment   Corporate
                                                   Protection     Gathering       G&SFP      Management   and Other   Consolidated
                                                   -------------------------------------------------------------------------------
                                                                                      (in millions)
As of or for the six months ended
June 30, 2001
Revenues:
      Revenues from external customers ........    $   846.0       $ 341.2       $  57.2       $ 42.6      $ 293.5     $ 1,580.5
      Net investment income ...................        622.3         242.6         931.2          9.2         26.6       1,831.9
      Inter-segment revenues ..................           --            --            --         14.7        (14.7)           --
                                                   -------------------------------------------------------------------------------
      Segment revenues ........................      1,468.3         583.8         988.4         66.5        305.4       3,412.4
      Net realized investment and other
        gains (losses) ........................        (33.9)        (11.2)        (23.5)        (0.1)        28.6         (40.1)
                                                   -------------------------------------------------------------------------------
      Revenues ................................    $ 1,434.4       $ 572.6       $ 964.9       $ 66.4      $ 334.0     $ 3,372.3
                                                   ===============================================================================

Net Income:
      Segment after-tax operating income ......    $   145.1       $  68.9       $ 117.3       $ 10.0      $  25.7     $   367.0
      Net realized investment and other
        gains (losses) ........................        (20.7)         (6.6)        (14.4)        (0.1)        17.4         (24.4)
      Restructuring charges ...................         (2.8)        (15.1)         (0.7)        (0.5)        (0.2)        (19.3)
      Cumulative effect of accounting
        changes, net of tax ...................         11.7          (0.5)         (1.2)        (0.2)        (2.6)          7.2
                                                   -------------------------------------------------------------------------------
      Net income ..............................    $   133.3       $  46.7       $ 101.0       $  9.2      $  40.3     $   330.5
                                                   ===============================================================================

Supplemental Information:
      Equity in net income of investees
        accounted for by the equity method ....   $      4.8    $      3.9    $      8.1    $     0.4    $    28.3    $     45.5
      Amortization of deferred policy
        acquisition costs, excluding
        amounts related to net realized
        investment and other gains (losses) ...         88.4          37.0           1.5           --          0.1         127.0
      Segment assets ..........................   $ 27,809.8    $ 14,306.0    $ 32,160.1    $ 2,961.6    $ 2,860.5    $ 80,098.0

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 4 -- Contingencies and Other Matters

Class Action

During 1997, the Company entered into a court-approved settlement relating to a class action lawsuit involving certain individual life insurance policies sold from 1979 through 1996. In entering into the settlement, the Company specifically denied any wrongdoing. The total reserve held in connection with the settlement to provide for relief to class members and for legal and administrative costs associated with the settlement amounted to $25.4 million and $52.7 million at June 30, 2002 and December 31, 2001, respectively. There were no costs related to the settlement incurred for the three and six months ended June 30, 2002 or 2001. An adjustment of $19.5 million, after-tax, was recorded to the settlement reserve in the fourth quarter of 2001. The estimated reserve is based on a number of factors, including the estimated cost per claim and the estimated costs to administer the claims.

During 1996, management determined that it was probable that a settlement would occur and that a minimum loss amount could be reasonably estimated. Accordingly, the Company recorded its best estimate based on the information available at the time. The terms of the settlement agreement were negotiated throughout 1997 and approved by the court on December 31, 1997. In accordance with the terms of the settlement agreement, the Company contacted class members during 1998 to determine the actual type of relief to be sought by class members. The majority of the responses from class members were received by the fourth quarter of 1998. The type of relief sought by class members differed from the Company's initial estimates. In 1999, the Company updated its estimate of the cost of claims subject to alternative dispute resolution (ADR) relief and revised its reserve estimate accordingly. The reserve estimate was further evaluated quarterly, and was adjusted in the fourth quarter of 2001. The adjustment to the reserve in the fourth quarter of 2001 was the result of the Company being able to better estimate the cost of settling the remaining claims, which on average tend to be larger, more complicated claims. The better estimate comes from experience with actual settlements on similar claims.

Administration of the ADR component of the settlement continues to date. Although some uncertainty remains as to the cost of claims in the final phase (i.e., arbitration) of the ADR process, it is expected that the final cost of the settlement will not differ materially from the amounts presently provided for by the Company.

Harris Trust

Since 1983, the Company has been involved in complex litigation known as Harris Trust and Savings Bank, as Trustee of Sperry Master Retirement Trust No. 2 v. John Hancock Mutual Life Insurance Company (S.D.N.Y. Civ. 83-5491). After successive appeals to the Second Circuit and to the U.S. Supreme Court, the case was remanded to the District Court and tried by a Federal District Court judge in 1997. The judge issued an opinion in November 2000.

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

The Company believes that the underlying case was incorrectly decided and there are promising grounds for challenging the District Court's decision. Therefore, on May 14, 2001 the Company filed an appeal and believes that it is probable that the Appeals Court will reverse the lower court's decision. On April 29, 2002, the Appeals Court

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 4 --Contingencies and Other Matters - (Continued)

heard oral arguments from the parties in the case. Notwithstanding what the Company believes to be the merits of its position in this case, if unsuccessful, its ultimate liability, including fees, costs and interest could have a material adverse impact on net income. However, the Company does not believe that any such liability would be material in relation to its financial position or liquidity.

Reinsurance Recoverable

On February 28, 1997, the Company sold a major portion of its group insurance business to UNICARE Life & Health Insurance Company (UNICARE), a wholly owned subsidiary of WellPoint Health Networks, Inc. The business sold included the Company's group accident and health business and related group life business and Cost Care, Inc., Hancock Association Services Group and Tri-State, Inc., all of which were indirect wholly owned subsidiaries of the Company. The Company retained its long-term care operations. The insurance business sold was transferred to UNICARE through a 100% coinsurance agreement. The Company remains liable to its policyholders to the extent that UNICARE does not meet its contractual obligations under the coinsurance agreement.

Through the Company's group health insurance operations, the Company entered into a number of reinsurance arrangements in respect of personal accident insurance and the occupational accident component of workers compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, the Company both assumed risks as a reinsurer, and also passed 95% of these risks on to other companies. This business had originally been reinsured by a number of different companies, and has become the subject of widespread disputes. The disputes concern the placement of the business with reinsurers and recovery of the reinsurance. The Company is engaged in disputes, including a number of legal proceedings, in respect of this business. The risk to the Company is that other companies that reinsured the business from the Company may seek to avoid their reinsurance obligations. However, the Company believes that it has a reasonable legal position in this matter. During the fourth quarter of 1999 and early 2000, the Company received additional information about its exposure to losses under the various reinsurance programs. As a result of this additional information and in connection with global settlement discussions initiated in late 1999 with other parties involved in the reinsurance programs, during the fourth quarter of 1999 the Company recognized a charge for uncollectible reinsurance of $133.7 million, after tax, as its best estimate of its remaining loss exposure. The Company believes that any exposure to loss from this issue, in addition to amounts already provided for as of June 30, 2002, would not be material.

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

Other Matters

On July 19, 2002, the Company announced it had entered into a class action lawsuit settlement agreement involving policyholders who paid premiums on a monthly, quarterly or semiannual basis, rather than annually. The class action lawsuit, known as the "Modal Premium" action, was filed in a New Mexico state court and is applicable to all United States policyholders in the class. As a result of the settlement, the Company has established a $30.0 million reserve as of June 30, 2002 to provide for relief to class members and for legal and administrative costs associated with the settlement. In entering into the settlement, the Company specifically denied any wrongdoing. Although some uncertainty remains as to the entire cost of claims, it is expected that the final cost of the settlement will not differ materially from the amounts presently provided for by the Company.

In the normal course of its business operations, the Company is involved with litigation from time to time with claimants, beneficiaries and others, and a number of litigation matters were pending as of June 30, 2002. It is the opinion of management, after consultation with counsel, that the ultimate liability with respect to these claims, if any, will not materially affect the financial position or results of operations of the Company.

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

                                                                             June 30,
                                                                               2002       December 31,
                                                                           (unaudited)        2001
                                                                           ---------------------------
                                                                                  (in millions)
Liabilities
Future policy benefits ................................................    $ 10,328.7     $ 10,198.7
Policyholder dividend obligation ......................................         229.0          251.2
Policyholders' funds ..................................................       1,483.8        1,460.9
Policyholder dividends payable ........................................         440.0          433.4
Other closed block liabilities ........................................         103.6           53.7
                                                                           ---------------------------
   Total closed block liabilities .....................................      12,585.1       12,397.9
                                                                           ---------------------------

Assets
Investments
Fixed maturities:
   Held-to-maturity--at amortized cost
      (fair value: June 30--$100.1; December 31--$100.7) ..............          95.2          103.3
   Available-for-sale--at fair value
      (cost: June 30--$5,470.1; December 31--$5,204.0) ................       5,622.8        5,320.7
Equity securities:
   Available-for-sale--at fair value
      (cost: June 30--$8.5; December 31--$8.8) ........................          11.7           13.4
Mortgage loans on real estate .........................................       1,839.0        1,837.0
Policy loans ..........................................................       1,551.5        1,551.9
Other invested assets .................................................         133.4           83.1
                                                                           ---------------------------
   Total investments ..................................................       9,253.6        8,909.4

Cash and cash equivalents .............................................          53.5          192.1
Accrued investment income .............................................         163.2          158.9
Other closed block assets .............................................         328.7          297.5
                                                                           ---------------------------
   Total closed block assets ..........................................       9,799.0        9,557.9
                                                                           ---------------------------

Excess of reported closed block liabilities over assets
   designated to the closed block .....................................       2,786.1        2,840.0
                                                                           ---------------------------

Portion of above representing other comprehensive income:
   Unrealized appreciation (depreciation), net of tax of $52.9 million and $43.3 million at June 30 and December 31,
      respectively ....................................................          98.1           80.1
   Allocated to the policyholder dividend obligation, net of tax of
      $57.5 million and $50.8 million at June 30 and December 31,
      respectively ....................................................        (106.9)         (94.4)
                                                                           ---------------------------
        Total .........................................................          (8.8)         (14.3)
                                                                           ---------------------------

Maximum future earnings to be recognized from closed block
   assets and liabilities .............................................    $  2,777.3     $  2,825.7
                                                                           ===========================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 5 -- Closed Block - (Continued)

                                                                     June 30,
                                                                       2002     December 31,
                                                                   (unaudited)      2001
                                                                   -------------------------
                                                                         (in millions)
Change in the policyholder dividend obligation:
   Balance at beginning of period ...............................    $ 251.2     $  77.0
      Impact on net income before income taxes ..................      (41.4)       42.5
      Unrealized investment gains (losses) ......................       19.2        67.1
      Cumulative effect of change in accounting principle (1) ...         --        64.6
                                                                   -------------------------

   Balance at end of period .....................................    $ 229.0     $ 251.2
                                                                   =========================

(1) The cumulative effect of change in accounting principle represents the impact of transferring fixed maturities from held-to-maturity to available-for-sale as part of the adoption of SFAS No. 133 effective January 1, 2001.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 5 -- Closed Block - (Continued)

The following table sets forth certain summarized financial information relating to the closed block for the period indicated:

                                                                           Three Months Ended       Six Months Ended
                                                                                 June 30,               June 30,
                                                                            2002        2001        2002        2001
                                                                           ------------------------------------------
                                                                                         (in millions)
Revenues
   Premiums ..........................................................    $ 231.6     $ 211.7     $ 468.0     $ 445.3
   Net investment income .............................................      166.7       163.4       333.2       332.4
   Net realized investment and other gains (losses), net of
      amounts credited to the policyholder dividend obligation
      of $3.8 million and $(10.8) million for the three months
      ended June 30, 2002 and 2001, respectively and $(2.6)
      million and $(7.8) million for the six months ended June 30,
      2002 and 2001, respectively ....................................       (1.5)       (1.5)       (2.7)       (2.9)
   Other closed block revenues .......................................         --          --          --         0.3
                                                                          -------------------------------------------
      Total closed block revenues ....................................      396.8       373.6       798.5       775.1

Benefits and Expenses
   Benefits to policyholders .........................................      251.1       215.1       509.5       468.7
   Change in the policyholder dividend obligation ....................      (17.7)        3.3       (35.7)        5.0
   Other closed block operating costs and expenses ...................       (0.7)       (1.6)       (2.2)       (3.9)
   Dividends to policyholders ........................................      127.5       118.3       253.5       228.1
                                                                          -------------------------------------------
      Total benefits and expenses ....................................      360.2       335.1       725.1       697.9
                                                                          -------------------------------------------
   Closed block revenues, net of closed block benefits and ...........       36.6        38.5        73.4        77.2
      expenses, before income taxes and cumulative effect of
      accounting change
   Income taxes, net of amounts credited to the policyholder
      dividend obligation of $(0.1) million and $(0.1) million
      for the three months ended June 30, 2002 and 2001,
      respectively and $(3.1) million and $(1.2) million for
      the six months ended June 30, 2002 and 2001, respectively ......       12.5        13.1        25.0        26.2
                                                                          -------------------------------------------
   Closed block revenues, net of closed block benefits and
      expenses, income taxes before the cumulative effect of
      accounting change ..............................................       24.1        25.4        48.4        51.0
   Cumulative effect of accounting change, net of tax, and net of amounts credited to policyholder dividend obligation of
      $(1.4) million for the six months ended June 30, 2001 (1) ......         --          --          --          --
                                                                          -------------------------------------------
   Closed block revenues, net of closed block benefits
      and expenses, income taxes and the cumulative effect
      of accounting change ...........................................    $  24.1     $  25.4     $  48.4     $  51.0
                                                                          ===========================================

(1) The cumulative effect of change in accounting principle represents the adoption of SFAS No. 133, effective January 1, 2001.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 6 - Goodwill and Value of Business Acquired

The Company recognizes two purchased intangible assets, goodwill and value of business acquired. The excess of the cost over the fair value of identifiable assets acquired in business combinations is recorded as goodwill. The present value of estimated future profits of insurance policies in force related to businesses acquired is recorded as the value of business acquired (VOBA).

The following tables set forth certain summarized financial information relating to goodwill and VOBA as of the dates and periods indicated.

                                                            Accumulated
                                         Gross Carrying   Amortization and    Net Carrying
                                             Amount        Other Changes        Amount
                                         -------------------------------------------------
                                                           (in millions)
June 30, 2002
Unamortizable intangible assets:
   Goodwill ..........................      $ 166.7          $ (58.1)          $ 108.6
Amortizable intangible assets:
   VOBA ..............................      $  97.4          $ (22.5)          $  74.9

June 30, 2001
Unamortizable intangible assets:
   Goodwill ..........................      $ 174.1          $ (52.5)          $ 121.6
Amortizable intangible assets:
   VOBA ..............................      $  97.4          $ (19.6)          $  77.8

                                                                      Three Months Ended                 Six Months Ended
Amortization expense                                                       June 30,                          June 30,
                                                                     2002            2001              2002           2001
                                                                 ---------------------------------------------------------------
                                                                                         (in millions)
Goodwill, net of tax of $0.9 million and $1.8 million
   for the three and six month periods ended June 30, 2001,
   respectively ..............................................        --            $ 1.9               --           $ 3.9

VOBA, net of tax of $0.2 million and $0.2 million for
   the three month periods ended June 30, 2002 and 2001,
   respectively, and $0.5 million and $0.4 million for the
   six month periods ended June 30, 2002 and 2001,
   respectively ..............................................      $ 0.5           $ 0.5             $ 0.9          $ 0.7

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 6 - Goodwill and Value of Business Acquired - (Continued)

Estimated future amortization expense for the years ended
December 31,
                                        Tax Effect              Net Expense
                                      ---------------------------------------
                                                   (in millions)

2002...............................        $ 1.1                    $ 2.0

2003...............................        $ 1.4                    $ 2.6

2004...............................        $ 1.5                    $ 2.7

2005...............................        $ 1.6                    $ 2.9

2006...............................        $ 1.6                    $ 3.0

2007...............................        $ 1.6                    $ 2.9

The changes in the carrying value of goodwill, presented for each business segment and in total, for the periods indicated, are as follows:

                                                             Asset                   Investment     Corporate
                                           Protection      Gathering      G&SFP      Management     And Other      Consolidated
                                        -------------------------------------------------------------------------------------------
                                                                              (in millions)
Goodwill balance at April 1, 2002....        $ 66.2          $ 42.1         --         $ 0.4            --           $ 108.7
Changes to goodwill:
     Adjustment (1)..................          (0.1)             --         --            --            --              (0.1)
                                        -------------------------------------------------------------------------------------------
Goodwill balance at June 30, 2002....        $ 66.1          $ 42.1         --         $ 0.4            --           $ 108.6
                                        ===========================================================================================

(1) Purchase price negotiations with Fortis, Inc. were concluded during the first quarter of 2002, resulting in an adjustment to the goodwill related to the Company's 1999 acquisition of Fortis' long term care insurance business. Legal fees associated with these negotiations were finalized in the second quarter of 2002, resulting in a further adjustment to goodwill of $(0.1) million.

                                                              Asset                   Investment     Corporate
                                            Protection      Gathering      G&SFP      Management     And Other      Consolidated
                                         -------------------------------------------------------------------------------------------
                                                                               (in millions)
Goodwill balance at January 1, 2002....       $ 73.5          $ 42.1         --         $ 0.4            --           $ 116.0
Changes to goodwill:
     Adjustment (1)....................         (7.4)            --          --            --            --              (7.4)
                                         -------------------------------------------------------------------------------------------
Goodwill balance at June 30, 2002......       $ 66.1          $ 42.1         --         $ 0.4            --           $ 108.6
                                         ===========================================================================================

(1) Purchase price negotiations with Fortis, Inc. were concluded during the first quarter of 2002, resulting in an adjustment of $(7.3) million to the goodwill related to the Company's 1999 acquisition of Fortis' long term care insurance business. Legal fees associated with these negotiations were finalized in the second quarter of 2002, resulting in a further adjustment to goodwill of $(0.1) million

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 6 - Goodwill and Value of Business Acquired - (Continued)

The changes in the carrying value of VOBA, presented for each business segment and in total, for the periods indicated, are as follows:

                                                              Asset                     Investment     Corporate
                                            Protection      Gathering      G&SFP        Management     And Other     Consolidated
                                         -------------------------------------------------------------------------------------------
                                                                               (in millions)
VOBA balance at April 1, 2002..........        $ 76.9           --          --              --            --            $ 76.9
    Amortization and other changes:
        Amortization...................          (0.7)          --          --              --            --              (0.7)
        Adjustment to unrealized
            gains on securities
            available-for-sale.........          (1.3)          --          --              --            --              (1.3)
                                         -------------------------------------------------------------------------------------------
VOBA balance at June 30, 2002..........        $ 74.9           --          --              --            --            $ 74.9
                                         ===========================================================================================

                                                              Asset                     Investment     Corporate
                                            Protection      Gathering       G&SFP       Management     And Other     Consolidated
                                         -------------------------------------------------------------------------------------------
                                                                               (in millions)
VOBA balance at January 1, 2002........        $ 76.2           --           --             --            --            $ 76.2
      Amortization and other changes:
          Amortization.................          (1.4)          --           --             --            --              (1.4)
          Adjustment to unrealized
              gains on securities
              available-for-sale.......           0.1           --           --             --            --               0.1
                                         -------------------------------------------------------------------------------------------
VOBA balance at June 30, 2002..........        $ 74.9           --           --             --            --            $ 74.9
                                         ===========================================================================================

The net income of the Company, if the Company had not amortized goodwill prior to the adoption of SFAS No. 142, would have been as follows:

                                                             Three Months Ended                          Six Months Ended
                                                                  June 30,                                   June 30,
                                                          2002                 2001                  2002               2001
                                                  --------------------------------------------------------------------------------
                                                                                  (in millions)
Net income:
   As reported...............................           $ 101.6              $ 182.0               $ 233.4            $ 330.5
   Goodwill amortization, net of tax.........              --                    1.9                  --                  3.9
                                                  --------------------------------------------------------------------------------
   Pro forma (unaudited).....................           $ 101.6              $ 183.9               $ 233.4            $ 334.4
                                                  ================================================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 7 - Subsequent Events

On August 11, 2002, US Airways and certain of its subsidiaries filed petitions for reorganization under Chapter 11 of the Bankruptcy Code. The Company's fixed maturities securities include notes and collateralized structured financings backed by US Airways or its subsidiaries and in some cases guaranteed by a guarantor rated AA or better. As of June 30, 2002, these securities were recorded with a carrying value of $287.9 million, net unrealized losses of $14.7 million, and accrued investment income of $6.4 million. A further breakdown is shown below:

      o $139.9 million, with $3.6 million in accrued interest, are senior tranche Enhanced Equipment Trust Certificate (EETC) bonds guaranteed by MBIA, GE, or SNECMA, all of which are rated AA or better.
      o $40.1 million, with $1.6 million in accrued interest, are senior tranche EETC bonds without a guarantee. These bonds had an original loan-to-value of 40-50% and have a liquidity facility to pay interest for up to 18 months.
      o $85.9 million, with $1.2 million in accrued interest, are Equipment Trust Certificate (ETC) bonds that originally had a loan-to-value of 75-80%.
      o $22.0 million, with no accrued interest, is equity in leveraged leases of aircraft.

With the bankruptcy filing, US Airways has the right to affirm or reject the leases on the aircraft that underlie these investments. For tranches other than the guaranteed EETCs, to the extent that (1) US Airways rejects the leases and
(2) the aircraft are worth less than our loan balance, we will suffer a loss. We do not yet know if US Airways intends to reject the leases underlying our bonds.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of John Hancock Life Insurance Company (John Hancock or the Company) as of June 30, 2002, compared with December 31, 2001, and its consolidated results of operations for the three and six month periods ended June 30, 2002 and June 30, 2001, and, where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with the Company's MD&A and annual audited financial statements as of December 31, 2001 included in the Company's Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission (hereafter referred to as the Company's 2001 Form 10-K) and unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q. All of the Company's United States Securities and Exchange Commission filings are available on the internet at www.sec.gov, under the name Hancock John Life.

      Statements, analyses, and other information contained in this report relating to trends in the Company's operations and financial results, the markets for the Company's products, the future development of the Company's business, and the contingencies and uncertainties to which the Company may be subject, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "intend," "will," "should," "may," and other similar expressions, are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning future events and their potential effects on the Company. Future events and their effect on the Company may not be these anticipated by management. The Company's actual results may differ materially from the results anticipated in these forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward-Looking Statements" included herein for a discussion of factors that could cause or contribute to such material differences.

Critical Accounting Policies

      General

      We have identified the policies below as critical to our business operations and understanding our results of operations. For a detailed discussion of the application of these and other accounting policies, see Note 1 -- Summary of Significant Accounting Policies in the notes to consolidated financial statements of the Company's 2001 Form 10-K. Note that the application of these accounting policies in the preparation of this report requires management to use judgments involving assumptions and estimates concerning future results or other developments including the likelihood, timing or amount of one or more future transactions or events. There can be no assurance that actual results will not differ from those estimates. These judgments are reviewed frequently by senior management, and an understanding of them may enhance the reader's understanding of the Company's financial statements.

      Amortization of Deferred Policy Acquisition Costs

      Costs that vary with, and are related primarily to, the production of new business have been deferred to the extent that they are deemed recoverable. Such costs include commissions, certain costs of policy issue and underwriting, and certain agency expenses. The Company tests the recoverability of its deferred policy acquisition costs quarterly with a model that uses data such as market performance, lapse rates and expense levels. We amortize our deferred acquisition costs on term life and long-term care insurance ratably with premiums. We amortize our deferred policy acquisition costs on our annuity products and retail life insurance, other than term, based on a percentage of the estimated gross profits over the life of the policies, which are generally twenty years for annuities and thirty years for life policies. Our estimated gross profits are computed based on assumptions related to the underlying policies including mortality, lapse, expenses, and asset growth rates. We amortize deferred policy acquisition costs such that the percentage of gross profits to the amount of deferred policy acquisition costs amortized is constant over the life of the policies.

      Estimated gross profits, including net realized investment and other gains (losses), are adjusted periodically to take into consideration the actual experience to date and changes in the remaining gross profits. When estimated gross profits are adjusted, we also adjust the amortization of deferred acquisition policy costs to maintain a constant amortization percentage over the life of the policies. Our current estimated gross profits include certain judgments

                       JOHN HANCOCK LIFE INSURANCE COMPANY


concerning mortality, lapse and asset growth that are based on a combination of actual Company experience and historical market experience of equity and fixed income returns. Short-term variances of actual results from the judgments made by management can impact quarter to quarter earnings.

      Recently, equity market declines have raised the issue of recoverability of deferred policy acquisition costs related to variable annuity products. Our current variable annuity deferred policy acquisition costs balance of $372.2 million is only 9.4% of our total deferred policy acquisition costs asset. Approximately 35% of our variable annuity product assets are invested in fixed income accounts, which insulate account values from declines in the equity markets. For example, in the second quarter of 2002, the Standard & Poor's Index was down 13%, while our variable annuity products assets were down 8.3%. As a result of these facts and our quarterly recoverability testing, all of the Company's deferred policy acquisition costs were deemed recoverable at June 30, 2002. In our modeling, one scenario involved additional declines of 10% in the equity markets in each of the two subsequent quarters to June 30, 2002. We capped expected future returns in the mid-teen level. These facts resulted in a one-time write off of deferred policy acquisition costs by the fourth quarter of 2002 of approximately $14 million, after tax. In addition amortization of deferred policy acquisitions costs would increase by approximately $3 to $4 million, after tax, per quarter.

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

      Certain of our fixed income securities classified as held-to-maturity and available-for-sale are not publicly traded, and quoted market prices are not available from brokers or investment bankers on these securities. The change in the fair value of the available-for-sale securities is recorded in other comprehensive income as an unrealized gain or loss. We calculate the fair value of these securities ourselves through the use of pricing models and discounted cash flows calling for a substantial level of management's judgment. Our approach is based on currently available information, and we believe it to be appropriate and fundamentally sound. However, different pricing models or assumptions or changes in relevant current information could produce different valuation results. The Company's pricing model takes into account a number of factors including credit quality, country of issue, market sector and average investment life, and our pricing analysts take appropriate action to reduce valuation of securities where an event occurs which negatively impacts the securities' value. Certain events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation and government actions, among others. See "Management's Discussion and Analysis of Financial Condition and Analysis of Financial Condition and Results of Operations - General Account Investments" section of this document for a more detailed discussion of this process and the judgments used therein.

      Benefit Plans

      The Company annually reviews its pension and other employee benefit plan assumptions concerning the discount rate, the long-term growth rate on plan assets and the expected rate of compensation increase. The discount rate is generally set as an average of the prior year's discount rate and current year December daily average of long-

                       JOHN HANCOCK LIFE INSURANCE COMPANY


term corporate bond yields, as published by Moody's Investor Services less a 5% allowance for expenses and default. The long-term rate on plan assets reflects the long-term rate expected to be earned based on the investment policy and the various classes of the invested funds. The compensation rate increase is the average of the expected rates of compensation increase, which are based on current and expected long-term salary and compensation policy. In 2001, we changed the method of recognizing deferred gains and losses considered in the calculation of the annual expense from a deferral within a 10% corridor and amortization of gains outside this corridor over the future working careers of the participants to a deferral within 5% corridor and amortization of gains and losses outside this corridor over the future working careers of the participants. The new method is preferable because, in our situation, it produces results that respond more quickly to the changes in the market value of the plan's assets while providing some measure to mitigate the impact of extreme short term swings in those market values, Since the plan assets had net unamortized gains at the time of this change, pension expense will be lower in the short term and therefore higher in the long term as a result of this change, assuming that the plan's assets do not change in value and that all other assumptions made by management remain the same. Any variation of actual results from management's judgments may result in future earnings being materially different than anticipated.

      Income Taxes

      We establish reserves for possible penalty and interest payments to various taxing authorities with respect to the admissibility and timing of tax deductions. Management makes judgments concerning the eventual outcome of these items and reviews those judgments on an ongoing basis.

Reinsurance

      We reinsure portions of the risks we assume for our protection products. The maximum amount of individual ordinary life insurance retained by us on any life is $10 million under an individual policy and $20 million under a second-to-die policy. As of January 1, 2001, we established additional reinsurance programs, which limit our exposure to fluctuations in life claims for individuals for whom the net amount at risk is $3 million or more. As of January 1, 2001, the Company entered into an agreement with two reinsurers covering 50% of its closed block business. The treaties are structured so they will not affect policyholder dividends or any other financial items reported within the closed block, which was established at the time of the Life Company's demutualization to protect the reasonable dividend expectations of certain participating life insurance policyholders.

      The Company enters into reinsurance agreements to specifically address insurance exposure to multiple life insurance claims as a result of a catastrophic event. The Company's catastrophic reinsurance coverage expired on December 31, 2001 for its individual life insurance products and on June 30, 2002 for its group life insurance products. The Company is in the process of putting in place replacement catastrophic reinsurance covering both individual and group policies written by itself and all of its U.S. life insurance subsidiaries. The deductible for individual and group coverages combined is $25 million per occurrence and the limit of coverage is $40 million per occurrence. Both the deductible and the limit apply to the combined U.S. insurance companies. The Company has supplemented this coverage by reinsuring all of its accidental death exposures in excess of $100,000 per life under its group life insurance coverages, and 50% of such exposures below $100,000. Should catastrophic reinsurance become unavailable to the Company in the future, the absence of, or further limitations on, reinsurance coverage, could adversely affect the Company's future net income and financial position.

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

Economic Trends

      The sales and other financial results of our retail business over the last several years have been affected by general economic and industry trends. The appreciation of equity markets in the 1990's resulted in variable products, including variable life insurance and variable annuities, accounting for the majority of increases in total premiums and deposits for the insurance industry. This trend reversed in 2001 and 2002 due to declines in equity market performance, and we have seen investors return to stable investment products. We believe our diverse distribution network and product offerings will assist in the maintenance of assets and provide for sales growth. Although sales of traditional life insurance products and, more recently, variable annuity products have experienced declines, sales of fixed annuity products, single life insurance, universal life insurance, and term life insurance and corporate life insurance have increased. With respect to our long-term care insurance products, premiums have

                       JOHN HANCOCK LIFE INSURANCE COMPANY


increased due to the aging of the population and the expected inability of government entitlement programs to meet retirement needs.

      Premiums and deposits of our individual annuity products increased 83.9% to $868.4 million and 85.5% to $1,794.0 million for the three and six month periods ended June 30, 2002 from the comparable prior year period, respectively. Our variable life insurance product deposits for the three and six month periods ended June 30, 2002 decreased 13.8% to $246.4 million and 2.3% to $533.8 million from the comparable prior year periods, respectively, primarily from reduced in the estate protection products, partially offset by growth in sales of single life and term life insurance. Premiums on our long-term care insurance increased 19.2%, to $118.3 million and 44.1% to $219.1 million for the three and six months ended June 30, 2002 from the comparable prior year periods, respectively, driven by renewal premiums in the individual long term care insurance business. Primarily due to the declining equity markets, mutual fund deposits and reinvestments decreased $594.9 million, or 38.9%, to $1,529.7 million for the three months ended June 30, 2002 and decreased $1,212.7 million, or 40.0%, to $3,029.5 million for the six months ended June 30, 2002. In addition, the sale of the full service retirement plan business during 2001 contributed to the decrease in deposits in the current period. There were $89.6 million and $322.1 million in deposits for the three and six month periods ended June 30, 2001, respectively, in the full service retirement plan business. In addition, redemptions decreased $481.1 million, or 28.3%, to $1,219.2 million and $532.9 million, or 18.3%, to $2,906.3 million for the three and six month periods ended June 30, 2002, due to conservation initiatives. We have reduced operating expenses to protect profit margins as we work to stabilize and grow assets under management in the mutual fund business. However, our mutual fund operations are impacted by general market trends, and a continued downturn in the mutual fund market may negatively affect our future operating results.

      Recent economic and industry trends also have affected the sales and financial results of our institutional business. Sales of fund-type products decreased $671.2 million, or 43.7%, to $863.3 million and $339.7 million, or 12.5%, to $2,373.5 million for the three and six months ended June 30, 2002 from the comparable prior year period, respectively. The decrease was driven by decreasing demand for GICs and funding agreements. Premiums from single premium annuity contracts decreased to $6.1 million and $9.3 million for the three and six months ended June 30, 2002, respectively, from $8.3 million and $30.9 million from the comparable prior year period, respectively, as a result of lower single premium annuity sales. Our investment management services provided to domestic and international institutions include services and products such as investment advisory client portfolios, individually managed and pooled separate accounts, registered investment company funds, bond and mortgage securitizations, collateralized bond obligation funds and mutual fund management capabilities. Assets under management of our Investment Management Segment decreased to $27,627.5 million for the six months ended June 30, 2002 from $29,571.1 million for the comparable prior year period end, primarily due to market depreciation.

Transaction Affecting Comparability of Results of Operations

      On April 2, 2001, a subsidiary of the Company, Signature Fruit Company, LLC (Signature Fruit), purchased certain assets and assumed certain liabilities out of bankruptcy proceedings of Tri Valley Growers, Inc., a cooperative association, for approximately $53.0 million. The acquisition was recorded under the purchase method of accounting and, accordingly, the operating results have been included in the Company's consolidated results of operations from the applicable date of acquisition. The purchase price was allocated to the assets acquired and the liabilities assumed based on estimated fair values. The unaudited pro forma revenues, for the six month period ended June 30, 2001, assuming the transaction had taken place at the beginning of the year of acquisition, were approximately $3,425.6 million, a change of $53.3 million from reported balances. The unaudited pro forma net income for the six month period ended June 30, 2001 was approximately $329.3 million, a change of $(1.2) million from reported balances. The net loss related to the acquired operations included in the Company's results for the three and six month periods ended June 30, 2002 were $2.1 million and $1.2 million, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Results of Operations

      The table below presents the consolidated results of operations for the periods presented.

                                                                     Three Months Ended              Six Months Ended
                                                                          June 30,                       June 30,
                                                                     2002          2001             2002          2001
                                                                ------------------------------------------------------------
                                                                                       (in millions)
Revenues......................................................    $ 1,598.3     $ 1,728.0        $ 3,203.5     $ 3,372.3

Benefits and expenses.........................................      1,472.4       1,471.6          2,897.3       2,914.1
                                                                -----------------------------  -----------------------------

Income before income taxes and cumulative effect of
      accounting changes......................................        125.9         256.4            306.2         458.2

Income taxes..................................................         24.3          74.4             72.8         134.9
                                                                -----------------------------  -----------------------------

Income before cumulative effect of
      accounting changes......................................        101.6         182.0            233.4         323.3

Cumulative effect of accounting changes, net of tax (1).......         --            --               --             7.2
                                                                -----------------------------  -----------------------------

Net income....................................................    $   101.6     $   182.0        $   233.4     $   330.5
                                                                =============================  =============================

(1) Cumulative effect of accounting changes is shown net of taxes of $4.2 million for the three and six month periods ended June 30, 2001, respectively. There was no cumulative effect of accounting change for the three and six month periods ended June 30, 2002.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

      The following discussion reflects adjustments to the prior year results for the adoption of Statement of Position (SOP) 00-3, "Accounting by Insurance Enterprises for Demutualizations and Formation of Mutual Holding Companies and Certain Long-Duration Participating Contracts" for all periods presented. In addition, in the fourth quarter of 2001 the Company transferred its remaining ownership interest in both John Hancock Canadian Holdings Limited and certain other international subsidiaries, with a total carrying value of $300.1 million at December 31, 2001, to its parent, JHFS, in the form of a dividend. The transfer has been accounted for as a transfer of entities under common control. As a result of the transfer of entities under common control, all current and prior period consolidated financial data has been restated to exclude the results of operations, financial position, and cash flows of these transferred foreign subsidiaries from the Company's financial statements. No gain or loss was recognized on the transfer transaction. Consolidated pre-tax income decreased $130.5 million, or 50.9%, from the prior year period. The decrease consolidated in pre-tax income was recognized by segment as follows: Guaranteed and Structured Financial Products Segment (G&SFP) decreased $58.6 million, Corporate and Other decreased $56.6 million, Protection Segment decreased $23.5 million, Asset Gathering Segment increased $3.6 million, and Investment Management Segment increased $4.6 million.

      Consolidated pre-tax income decreased primarily due to an increase in net realized investment and other losses of $112.8 million and a $30.0 million reserve recorded for the settlement of the "Modal Premium" class action lawsuit. See Note 4 - Committments and Other Matters in the notes to the unaudited consolidated financial statements. The Company recognized $125.4 million in net realized investment and other losses in the three months ended June 30, 2002, compared to $12.6 million in net realized investment and other losses in the prior year. The net realized investment and other losses in 2002 were driven by losses recognized on other than temporary declines in value and sales of fixed maturity securities of $218.4 million primarily NRG Energy, Enron, WorldCom, High Voltage Engineering and a number of other investments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - General Account Investments" In addition, the Company wrote down equity securities totaling $10.4 million. These losses were partially offset by gains on equity investments of $85.0 million and mortgage loans of $19.4 million. The second driver of the decrease in pre-tax consolidated income was the

                       JOHN HANCOCK LIFE INSURANCE COMPANY


$30.0 million reserve recorded for the settlement of the "Modal Premium" class action lawsuit. See Note 3 - Commitments and Other Matters in the notes to the unaudited consolidated financial statements. The reserve was recorded to provide relief to class members and for legal and administrative costs associated with the settlement.

      Revenues decreased $129.7 million, or 7.5%, from the prior year. The decrease in revenues was driven by the previously discussed $112.8 million increase in net realized investment and other losses driven by the write downs of fixed maturity investments. Net investment income decreased $25.1 million primarily due to decreases in the G&SFP Segment where approximately 43% of the asset portfolio is invested in floating rate investments, made to match floating rate liabilities, are contributing to lower net investment income. Approximately $12 billion, or 23%, of total Company average invested assets are invested in floating rate investments. Average invested assets were $51,922.3 million at June 30, 2002. Investment management revenues, commissions and other fees decreased $15.2 million, or 10.0%, from the prior year, driven by a 4.1% decrease in third party advisory assets under management. The $7.6 million decrease in other revenue is driven by lower revenue in Signature Fruit, where price and volume decreases drove sales down. Premiums increased $28.3 million from the prior year due to increases in the Protection Segment where traditional life insurance business increased $21.2 million on single and whole life products. In addition, universal life and investment type product charges increased $2.7 million from the prior year, primarily due to growth in the average variable life insurance account balance of 3.5%.

      Benefits and expenses of increased $0.8 million from the prior year. The stable balance of benefits and expenses is primarily due to reinsurance arrangements with affiliates in the G&SFP Segment and the Protection Segment which lowers increases in reserve balances in the structured settlement business in G&SFP and the long term care insurance in the Protection Segment. Accordingly, benefits to policyholders increased $11.9 million, or 1.2%, from the prior year, primarily driven by the Protection Segment due to the $30.0 million charge related to a class action lawsuit settlement. Operating costs and expenses decreased $26.9 million primarily due to a decrease in operating expenses of $18.8 million driven by cost containment measures in the mutual funds business where operating expenses decreased $12.4 million. Operating expenses also decreased $8.4 million in Signature Fruit due to lower sales volume and competitive positioning of the entity. In addition, deferrals of policy acquisition costs increased by $26.2 million primarily due to increased sales offset by a $18.1 million increase in commissions. Amortization of deferred policy acquisition costs increased $11.8 million primarily due to the annuity business, both fixed and variable. The increased amortization in the annuity business was driven by increased credit losses incurred in the businesses and sales growth. Dividends to policyholders increased $4.0 million, or 2.9%, from the prior year primarily due to normal growth on traditional life insurance products where average reserves have grown 3.4% from the prior year.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

      The following discussion reflects the adoption of Statement of Position
(SOP) 00-3, "Accounting by Insurance Enterprises for Demutualizations and Formation of Mutual Insurance Holding Companies and Certain Long-Duration Participating Contracts" for all periods presented. In addition, in the fourth quarter of 2001 the Company transferred its remaining ownership interest in both John Hancock Canadian Holdings Limited and certain other international subsidiaries, with a total carrying value of $300.1 million at December 31, 2001, to its parent, JHFS, in the form of a dividend. The transfer has been accounted for as a transfer of entities under common control . As a result of the transfer of entities under common control, all current and prior period consolidated financial data has been restated to exclude the results of operations, financial position, and cash flows of these transferred foreign subsidiaries from the Company's financial statements. No gain or loss was recognized on the transfer transaction. Consolidated pre-tax income decreased $152.0 million, or 33.2%, from the prior year period. The decrease consolidated in pre-tax income was recognized by segment as follows: Guaranteed and Structured Financial Products Segment (G&SFP) decreased $57.9 million, Corporate and Other decreased $57.2 million, Protection Segment decreased $44.0 million, the Asset Gathering Segment increased $3.0 million, and the Investment Management Segment increased $4.1 million.

      Consolidated pre-tax income decreased primarily due to a increase in net realized investment and other losses of $173.9 million and a $30.0 million reserve recorded for the settlement of the "Modal Premium" class action lawsuit. See Note 4 - Committments and Other Matters in the notes to the unaudited consolidated financial statements. The Company recognized $211.5 million in net realized investment and other losses in the six months ended June 30, 2002, compared to $37.6 million in net realized investment and other losses in the prior year. The net realized investment and other losses in 2002 were driven by losses recognized on other than temporary declines in value and sales of fixed maturity securities of $265.2 million, primarily NGR Energy, Enron, WorldCom, High Voltage Engineering, and a number of other investments. See "Management's Discussion and Analysis of

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Financial Condition and Results of Operations - General Account Investments" In addition, the Company wrote down equity securities totaling $10.4 million for the six month period ended June 30, 2002. These losses were partially offset by gains on sales of equity investments of $94.4 million and mortgage loans of $12.3 million for the six month period ended June 30, 2001. The second driver of the decrease in pre-tax consolidated income, as previously noted, was the $30.0 million reserve recorded for the settlement of the "Modal Premium" class action lawsuit. The reserve was recorded to provide relief to class members and for legal and administrative costs associated with the settlement.

      Revenues decreased $168.8 million, or 5.0%, from the prior year. The decrease in revenues was driven by the previously discussed $173.9 million increase in net realized investment and other losses driven by the write downs of fixed maturity investments. In addition, net investment income decreased $55.4 million primarily due to decreases in the G&SFP Segment where approximately 43% of the asset portfolio are invested in floating rate investments, made to match floating rate liabilities, are contributing to lower net investment income. Approximately $12 billion, or 23%, of total Company average invested assets are invested in floating rate investments. Average invested assets were $51,628.7 million at June 30, 2002. Investment management revenues, commission and other fees decreased $26.0 million, or 8.5%, from the prior year, driven by an 8.2% decrease in third party advisory assets under management. Universal life and investment type product charges increased $2.9 million, driven by an increase of $11.9 million in the Protection Segment due to variable life insurance product fee income. The increases in Protection Segment fees generated were offset by a decrease in both the fixed and variable annuity businesses. The $60.9 million increase in other revenue is driven by revenues in Signature Fruit, which began operations on April 1, 2001. Premiums increased by $22.7 million driven by the Protection Segment primarily due to transactions with affiliates involving corporate owned life insurance and growth in the traditional life insurance product line.

      Benefits and expenses of decreased $16.8 million, or 0.6%, from the prior year. The decrease is driven by a decrease in benefits to policyholders of $37.4 million which includes a $153.0 million decrease in benefits to policyholders in the G&SFP Segment due to lower annuity reserves reflecting lower sales of annuity contracts and lower interest credited. Benefits to policyholders in the Protection Segment increased $123.9 million from the prior year primarily due to a $30.0 million charge related to a class action lawsuit settlement and an increase in benefits to policyholders of $69.2 million in the long term care insurance business due to growth in the business on lower lapses and higher sales. Operating costs and expenses increased $13.9 million primarily due to an increase in operating expenses of $59.6 million in Signature Fruit whose operations were commenced on April 1, 2001, offsetting this was a decrease of $35.4 million in the in the mutual funds business. Amortization of deferred policy acquisition costs decreased $4.5 million primarily due to a $18.3 million decrease in the traditional life insurance due to lower margins on the declining business in the first quarter 2002. Amortization increased by $13.3 million in the annuity business due to increased credit losses incurred in the businesses as well as sales growth. Dividends to policyholders increased $11.2 million, or 4.1%, from the prior year primarily due to normal growth on traditional life insurance products where average reserves have grown 4.4% from the prior year.

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

                                                                         Three Months Ended             Six Months Ended,
                                                                              June 30,                      June 30,
                                                                        2002           2001             2002         2001
                                                                   ------------------------------------------------------------
                                                                                          (in millions)
Segment Data: (1)
Segment after-tax operating income:
      Protection Segment........................................       $  78.7         $  76.8         $ 149.5      $ 145.1
      Asset Gathering Segment...................................          40.6            37.4            80.6         68.9
                                                                   ------------------------------- ----------------------------
        Total Retail Segments...................................         119.3           114.2           230.1        214.0

      Guaranteed and Structured Financial Products
        Segment.................................................          72.1            58.9           136.2        117.3
      Investment Management Segment.............................           7.4             4.6            12.3         10.0
                                                                   ------------------------------- ----------------------------
        Total Institutional Segments............................          79.5            63.5           148.5        127.3

      Corporate and Other Segment...............................           5.2            17.9            14.7         25.7
                                                                   ------------------------------- ----------------------------
        Total segment after-tax operating income................         204.0           195.6           393.3        367.0

After-tax adjustments: (1)
      Net realized investment and other gains (losses)..........         (82.1)           (9.3)         (136.0)       (24.4)
      Class action lawsuit......................................         (19.5)             --           (19.5)          --
      Restructuring charges.....................................          (0.8)           (4.3)           (4.4)       (19.3)
                                                                   ------------------------------- ----------------------------
        Total after-tax adjustments.............................        (102.4)          (13.6)         (159.9)       (43.7)

GAAP Reported:
      Income before cumulative effect of accounting
         changes................................................         101.6           182.0           233.4        323.3
      Cumulative effect of accounting changes, net of tax.......            --              --              --          7.2
                                                                   ------------------------------- ----------------------------
      Net income................................................       $ 101.6         $ 182.0         $ 233.4      $ 330.5
                                                                   =============================== ============================

(1)   See "Adjustments to GAAP Reported Net Income" set forth below.

Adjustments to GAAP Reported Net Income

      Our GAAP reported net income was significantly affected by net realized investment and other gains and losses and unusual or non-recurring events and transactions presented in the reconciliation of GAAP reported net income to

                       JOHN HANCOCK LIFE INSURANCE COMPANY


segment after-tax operating income in Note 3 -- Segment Information in the notes to the unaudited consolidated financial statements. A description of these adjustments follows.

      In both periods, net realized investment and other gains (losses), except for gains (losses) from mortgage securitizations have been excluded from segment after-tax operating income because such data are often excluded by analysts and investors when evaluating the overall financial performance of insurers. Net realized investment and other gains (losses) from mortgage securitizations are not excluded from segment after-tax operating income because we view the related gains (losses) as in integral part of the core business of those operations.

      Net realized investment and other gains (losses) have been reduced by: (1) amortization of deferred policy acquisition costs to the extent that such amortization results from net realized investment and other gains (losses) (2) the portion of net realized investment and other gains (losses) credited to participating pension contractholder accounts and (3) the portion of the net realized investment and other gains (losses) credited to the policyholder dividend obligation. We believe presenting net realized investment and other gains (losses) in this format provide information useful in evaluating our operating performance. This presentation may not be comparable to presentations made by other insurers. Summarized below is a reconciliation of (a) net realized investment and other gains (losses) per the unaudited consolidated financial statements and (b) the adjustment made for net realized investment and other gains (losses) to calculate segment after-tax operating income for the periods indicated.

                                                                                 Three Months Ended              Six Months Ended
                                                                                      June 30,                       June 30,
                                                                                 2002           2001           2002           2001
                                                                               -----------------------------------------------------
                                                                                                  (in millions)
Net realized investment and other gains (losses) .......................       $(138.0)        $(25.6)       $(246.4)        $(47.2)
Add amortization of deferred policy acquisition costs related to net
      realized investment and other gains (losses) .....................           8.9            0.8           24.4            1.3
Add (less) amounts credited to participating pension contractholder
      accounts .........................................................           7.5            1.4            7.9           (0.9)
Add (less) amounts credited to policyholder dividend obligation ........          (3.8)          10.8            2.6            9.2
                                                                               -----------------------------------------------------

Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs and amounts credited to participating pension contractholders
      per unaudited consolidated financial statements ..................        (125.4)         (12.6)        (211.5)         (37.6)
Add net realized investment and other gains (losses)
      attributable to mortgage securitizations .........................          (1.8)           0.1           (1.0)          (2.5)
                                                                               -----------------------------------------------------

Net realized investment and other gains (losses) net - pre-tax
      adjustment to calculate segment operating income .................        (127.2)         (12.5)        (212.5)         (40.1)
Less income tax effect .................................................          45.1            3.2           76.5           15.7
                                                                               -----------------------------------------------------

Net realized investment and other gains (losses) - after-tax
      adjustment to calculate segment operating income .................       $ (82.1)        $ (9.3)       $(136.0)        $(24.4)
                                                                               =====================================================

      The Company incurred after-tax restructuring charges to reduce costs and increase future operating efficiency by consolidating portions of our operations. Additional information regarding restructuring costs is included in
Note 1 -- Summary of Significant Accounting Policies in the notes to the unaudited consolidated financial statements. After-tax restructuring costs net of related curtailment pension and other post employment benefit related gains, were $0.8 million and $4.3 million for the three month periods ended June 30, 2002 and 2001, respectively, and $4.4 million and $19.3 million for the six month periods ended June 30, 2002 and 2001, respectively. The six month period ended June 30, 2001 included $9.0 million of restructuring charges related to the sale of our full service retirement plan business. There were no such charges for the three month period ended June 30, 2001.

      The Company incurred a $19.5 million after-tax charge related to the settlement of the Modal Premium class action lawsuit. The settlement agreement involves policyholders who paid premiums on a monthly, quarterly, or semi-annual basis rather than annually. The settlement costs are intended to provide for relief to class members and for legal and administrative costs associated with the settlement. In entering into the settlement, the Company specifically denied any wrongdoing. Although some uncertainty remains as to the entire cost of claims, it is expected that the final cost of the settlement will not differ materially from the amounts presently provided by the Company.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Protection Segment

      The following table presents certain summary financial data relating to the Protection Segment for the periods indicated.

                                                                    Three Months Ended            Six Months Ended
                                                                          June 30,                    June 30,
                                                                     2002         2001          2002           2001
                                                                  -----------------------------------------------------
                                                                                    (in millions)
Revenues .....................................................     $ 799.5      $ 738.1      $ 1,582.1      $ 1,468.3

Benefits and expenses (2) ....................................       675.5        622.6        1,351.2        1,247.6

Income taxes (2) .............................................        45.3         38.7           81.4           75.6
                                                                  -----------------------   ---------------------------

Segment after-tax operating income (1) .......................        78.7         76.8          149.5          145.1
                                                                  -----------------------   ---------------------------

After-tax adjustments: (1)
      Net realized investment and other gains (losses) (2) ...       (18.4)       (15.2)         (36.9)         (20.7)
      Restructuring charges ..................................        (0.9)        (1.6)          (4.1)          (2.8)
      Class action lawsuit ...................................       (18.7)          --          (18.7)            --
                                                                  -----------------------   ---------------------------
Total after-tax adjustments ..................................       (38.0)       (16.8)         (59.7)         (23.5)
                                                                  -----------------------   ---------------------------

GAAP Reported:
Income before cumulative effect of accounting changes ........        40.7         60.0           89.8          121.6
Cumulative effect of accounting changes, net of tax ..........          --           --             --           11.7
                                                                  -----------------------   ---------------------------
Net income ...................................................     $  40.7      $  60.0      $    89.8      $   133.3
                                                                  =======================   ===========================

Other Data:
Segment after-tax operating income: (1)
      Non-traditional life (variable and universal life) .....     $  30.6      $  30.8      $    57.3      $    61.9
      Traditional life .......................................        27.6         29.8           57.0           55.6
      Long-term care .........................................        22.1         15.6           37.1           29.0
      Other ..................................................        (1.6)         0.6           (1.9)          (1.4)
                                                                  -----------------------   ---------------------------
Segment after-tax operating income: (1) ......................     $  78.7      $  76.8      $   149.5      $   145.1
                                                                  =======================   ===========================

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

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

      Segment after-tax operating income was $78.7 million for the three months ended June 30, 2002, an increase of $1.9 million, or 2.5%, from $76.8 million for the three months ended June 30, 2001. Traditional life insurance business after-tax operating income decreased $2.2 million, or 7.4%, primarily resulting from the run-off of the closed block of $2.0 million and increases in operating costs and expenses of $5.7 million offset by lower deferred policy acquisition cost amortization of $4.5 million. Non-traditional life insurance business after-tax operating income decreased $0.2 million, or 0.6%, primarily due to higher benefits to policyholders of $20.5 million, resulting from growth in the in-force partially offset by higher investment income of $9.8 million and lower operating costs and expenses of $7.9 million; the prior period also included lower than usual mortality. Long-term care insurance business after-tax operating income increased $6.5 million, or 41.6%, resulting from lower operating costs and expenses of $ 4.2 million and growth of the business.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


      Revenues were $799.5 million for the three months ended June 30, 2002, an increase of $61.4 million, or 8.3%, from $738.1 million for the three months ended June 30, 2001. Premiums increased $40.3 million, or 12.4%, primarily due to the traditional life insurance and long-term care insurance businesses. Traditional life insurance business premiums increased $21.2 million, or 9.3%, primarily due to the return of premiums in the prior year period as part of the resolution of the class action lawsuit which amounted to $16.1 million. This was offset by a corresponding change in the reserve. Long-term care insurance business premiums increased $19.1 million, or 19.3%, driven by continued overall growth in the business. Long-term care policies have increased from 505.5 thousand at June 30, 2001 to 568.2 thousand at June 30, 2002. Universal life and investment-type product charges consist primarily of cost of insurance fees and separate account fees and were $107.4 million for the three months ended June 30, 2002, an increase of $5.5 million, or 5.4%, from $101.9 million for the three months ended June 30, 2001. This increase was due primarily to the variable life insurance product fee income, which increased $5.3 million, or 6.4%, from the comparable prior period driven primarily by a $3.2 million increase in cost of insurance fees. Costs of insurance fees were up due to an 8.4% growth of the variable life insurance in-force. The Segment's net investment income increased $17.0 million, or 5.5%, primarily due to a 9.0% increase in average account balances, offset by a 25 basis points decrease in yields.

      Benefits and expenses were $675.5 million for the three months ended June 30, 2002, an increase of $52.9 million, or 8.5%, from $622.6 million for the three months ended June 30, 2001. Benefits to policyholders increased $54.8 million, or 14.7%, due primarily to traditional life insurance and non-traditional life insurance businesses. The traditional life insurance business had an increase in benefits to policyholders of $13.5 million primarily due to the prior period's reversal of benefits as part of the resolution of the class action lawsuit, which amounted to $19.4 million. The non-traditional life insurance business had an increase in benefits to policyholders of $20.5 million, or 37.3%, compared to the prior period, which included lower than usual mortality. The variable life insurance business had an increase in benefits to policyholders of $14.5 million, which was driven by both the return to normal mortality levels and the growth in the business. The remaining $6.0 million increase in benefits to policyholders for the universal life insurance business was due primarily to an increase in interest credited on higher current year account balances, driven by an increase in the in-force, particularly from bank and corporate-owned life insurance sales. Universal life insurance business average account value increased 23.2% from $2,318.4 million, at June 30, 2001 to $2,857.2 million at June 30, 2002. Other operating costs and expenses decreased $8.1 million, or 9.4%, primarily due to a decrease of $7.9 million in operating costs on non-traditional life insurance business mainly attributable to lower non-deferrable operating costs and expenses. Amortization of deferred policy acquisition costs decreased $2.5 million, or 6.6%, related to true-ups on traditional life insurance business's residual block experience. The prior quarter included a reduction to the non-traditional life insurance business amortization of deferred policy acquisition costs of $3.9 million to recognize the future impact on net income of higher administrative fees. Dividends to policyholders increased $8.6 million, or 6.9%, primarily due to increased dividends of $9.2 million on traditional life insurance business within the closed block, as a result of an increase in the dividend scale and normal aging of the policies. The Segment's effective tax rate on operating income was 36.5% and 33.5% for the three months ended June 30, 2002 and 2001, respectively. The increase was primarily due to decreased deductions for general account dividends received on common stock and from market fluctuations in corporate-owned life insurance programs.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

      Segment after-tax operating income was $149.5 million for the six months ended June 30, 2002, an increase of $4.4 million, or 3.1%, from $145.1 million for the six months ended June 30, 2001. Non-traditional life insurance after-tax operating income decreased $4.6 million, or 7.4%, primarily due to an increase in benefits to policyholders of $45.1 million partially offset by higher universal life and investment type product charges of $11.9 million, higher investment income of $14.9 million and lower operating costs and expenses of $13.0 million. Traditional life insurance business after-tax operating income increased $1.4 million, or 2.5%. Long-term care insurance business after-tax operating income increased $8.1 million, or 27.9%, as a result of growth in the business.

      Revenues were $1,582.1 million for the six months ended June 30, 2002, an increase of $113.8 million, or 7.8%, from

                       JOHN HANCOCK LIFE INSURANCE COMPANY


$1,468.3 million for the six months ended June 30, 2001. Premiums increased $82.6 million, or 13.0%, primarily due to long-term care insurance business premiums, which increased $67.3 million or 44.1%, driven by continued growth overall in the business. In addition, the prior period long-term care insurance business premium was reduced by $43.2 million of reserves transferred to John Hancock Reassurance Company, Ltd. Long-term care insurance business policies increased from 505.5 thousand at June 30, 2001 to 568.2 thousand at June 30, 2002. Traditional life insurance business premiums increased $15.3 million, or 3.2%, primarily due to the return of renewal premiums in the prior year period as part of the resolution of the class action lawsuit of $28.9 million, offset by a corresponding change in the reserve. Universal life and investment-type product charges were $215.7 million for the six months ended June 30, 2002, an increase of $11.9 million, or 5.8%, from $203.8 million for the six months ended June 30, 2001. This increase was due primarily to the variable life insurance product fee income, which increased $11.3 million, or 6.8%, from the comparable period driven primarily by both higher expense charges of $3.5 million, or 9.1%, and higher cost of insurance charges of $2.2 million, or 2.6%. Costs of insurance fees were up due to an 8.4% growth of the variable life insurance in force. Segment net investment income increased $24.1 million, or 3.9%, primarily due to an 8.5% increase in average asset balances, partially offset by a 34 basis point decrease in yields.

      Benefits and expenses were $1,351.2 million for the six months ended June 30, 2002, an increase of $103.6 million, or 8.3%, from $1,247.6 million for the six months ended June 30, 2001. Benefits to policyholders increased $109.7 million, or 14.7%, due primarily to non-traditional life insurance and long-term care insurance businesses. The non-traditional life insurance business had in increase in benefits to policyholders of $45.1 million, or 40.7%. This increase included $26.9 million increase for the variable life insurance business, primarily attributable to higher net claims in the first quarter of 2002. The remaining $18.2 million increase in benefits to policyholders for the universal life business was due primarily to higher interest credit on higher current year account balances, driven by an increase in the in-force, particularly from bank and corporate-owned life insurance sales. Universal life insurance business average account value increased 23.3% from $2,293.3 million at June 30, 2001 to $2,826.7 million at June 30, 2002. The long-term care insurance business had an increase in benefits to policyholders of $68.4 million due to continued growth in the business. In addition, the prior period includes the transfer of $43.2 million of reserves to John Hancock Reassurance Company, Ltd. Other operating costs and expenses decreased $13.0, million or 7.6%, primarily due to a decrease of $13.0 million in operating expenses for non-traditional life insurance products mainly attributable to lower operating costs and expenses. Amortization of deferred policy acquisition costs decreased $17.1 million, or 19.4%, primarily due to a decrease in amortization of deferred acquisition costs in the traditional life insurance business of $18.3 million, due to lower margins. Dividends to policyholders increased $24.1 million, or 10.0%, primarily due to increased dividends of $25.3 million on traditional life insurance business within the closed block, as a result of an increase in the dividend scale and normal aging of the policies. The Segment's effective tax rate on operating income was 35.3% and 34.3% for the six months ended June 30, 2002 and 2001, respectively. This increase was primarily due to decreased deductions for general account dividends received on common stock and from market fluctuations in corporate-owned life insurance programs.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Asset Gathering Segment

      The following table presents certain summary financial data relating to the Asset Gathering Segment for the periods indicated.

                                                                 Three Months Ended        Six Months Ended
                                                                      June 30,                 June 30,
                                                                 2002         2001         2002         2001
                                                              -------------------------------------------------
                                                                                 (in millions)
Revenues .................................................     $ 282.6      $ 294.9      $ 558.4      $ 583.8

Benefits and expenses ....................................       223.3        239.4        440.7        481.5

Income taxes .............................................        18.7         18.1         37.1         33.4
                                                              -----------------------   -----------------------

Segment after-tax operating income (1) ...................        40.6         37.4         80.6         68.9
                                                              -----------------------   -----------------------

After-tax adjustments: (1)
      Net realized investment and other gains (losses) ...       (13.2)       (11.2)       (28.0)        (6.6)
      Restructuring charges ..............................        (0.5)        (1.9)        (1.9)       (15.1)
                                                              -----------------------   -----------------------
Total after-tax adjustments ..............................       (13.7)       (13.1)       (29.9)       (21.7)

GAAP Reported:
Income before cumulative effect of accounting changes ....        26.9         24.3         50.7         47.2
Cumulative effect of accounting changes, net of tax ......          --           --           --         (0.5)
                                                              -----------------------   -----------------------

Net income ...............................................     $  26.9      $  24.3      $  50.7      $  46.7
                                                              =======================   =======================

(1) See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

      Segment after-tax operating income was $40.6 million for the three months ended June 30, 2002, an increase of $3.2 million, or 8.6%, from $37.4 million reported in the comparable prior year period. Annuity business after-tax operating income was $23.4 million for the three months ended June 30, 2002, an increase of $1.9 million, or 8.8%, primarily due to increased net investment income and lower operating expenses, partially offset by an increase in amortization of deferred policy acquisition costs. Mutual funds after-tax operating income increased $0.8 million, or 5.8%, primarily due to operating expenses that decreased $14.3 million, or 19.4%, from the comparable prior year period, partially offset by lower management advisory fees that decreased $12.3 million to $81.5 million. Essex, a distribution subsidiary primarily serving the financial institution channel, after-tax operating income increased $0.5 million, or 71.4%. Signator Investors, the Company's broker-dealer distribution subsidiary, had after-tax operating income of $0.4 million, an increase of $0.3 million. First Signature Bank after-tax operating income decreased $0.3 million.

      Revenues were $282.6 million for the three months ended June 30, 2002, a decrease of $12.3 million, or 4.2%, from $294.9 million reported for the comparable prior year period. The decreased revenue was due to lower investment management revenues of $12.2 million, partially offset by increased net investment income. Net investment income was $140.5 million for the three months ended June 30, 2002, an increase of $17.7 million, or 14.4%, from $122.8 million reported in the comparable prior year period. Net investment income increased primarily due to increases in invested assets backing fixed annuity products, partially offset by lower earned yields in the portfolio. Average invested assets, backing fixed annuity products, increased 27.0% to $7,805.6 million while the average investment yield decreased 70 basis points. Investment-type product charges decreased $1.6 million, or 4.9%, due to a decline in the average variable annuity reserves which decreased $567.4 million, or 8.7%, to $5,963.2 million for the three months ended June 30, 2002 from $6,530.6 million reported in the comparable prior year period. This decrease in average variable annuity reserves is due to an $840.0 million decrease primarily driven by market depreciation. For

                       JOHN HANCOCK LIFE INSURANCE COMPANY


variable annuities, the mortality and expense fees as a percentage of average account balances were 1.35% and 1.29% for the three months ended June 30, 2002 and 2001, respectively.

      Investment management revenues, commissions, and other fees were $106.9 million for the three months ended June 30, 2002, a decrease of $12.2 million, or 10.2%, from $119.1 million for the comparable prior year period. Average mutual fund assets under management were $27,505.5 million for the three months ended June 30, 2002, a decrease of $2,633.8 million, or 8.7%, from $30,139.3 million reported in the comparable prior year period, due to market depreciation of approximately $2,128.7 million for the three months ended June 30, 2002. The mutual fund business experienced net redemptions for the three months ended June 30, 2002 of $346.2 million compared to net redemptions of $136.5 million in the comparable prior year period, a change of $209.7 million. This change was primarily due to a decrease in deposits of $594.9 million, or 38.9%, driven by approximately $450 million institutional advisory account deposit in the prior year period. No large deposits were received for the three months ended June 30, 2002. In addition, the sale of the full service retirement plan business during 2001 contributed to the decrease in deposits in the current period. There was $89.6 million in deposits for the three months ended June 30, 2001 in the full service retirement plan business. Investment advisory fees were $40.3 million for the three months ended June 30, 2002, a decrease of $6.7 million, or 14.3%, from $47.0 million reported in the comparable prior year period and were 0.59% and 0.62% of average mutual fund assets under management for the three months ended June 30, 2002 and 2001, respectively. Underwriting and distribution fees decreased $2.0 million, or 3.5%, to $55.6 million for the three months ended June 30, 2002, primarily due to a decrease in front end load charge mutual fund sales, resulting in a decrease of $1.9 million in fees and accordingly, commission revenue. The decrease also included a $0.1 million decrease in distribution and other fees. Shareholder service and other fees were $11.0 million for the three months ended June 30, 2002 compared to $14.7 million reported in the comparable prior year period.

      Benefits and expenses decreased $16.1 million, or 6.7%, to $223.3 million for the three months ended June 30, 2002 from $239.4 million reported in the comparable prior year period. Benefits to policyholders decreased $5.8 million, or 5.1%, primarily due to lower life-contingent immediate fixed annuity reserves on new business, which contributed $16.1 million to the decrease, partially offset by a $13.8 million increase in interest credited on retail annuity account balances due to higher average account balance. Other operating costs and expenses decreased $25.4 million, or 22.5%, to $87.5 million for the three months ended June 30, 2002 from $112.9 million reported in the comparable prior year period. The decrease was primarily due to cost savings in the mutual fund business as well as company wide cost reduction programs, which drove the decline in expenses in the other Asset Gathering segment businesses. Amortization of deferred policy acquisition costs increased $15.1 million, or 110.2%, to $28.8 million for the three months ended June 30, 2002 from $13.7 million reported in the comparable prior year period, driven by higher variable and fixed annuity amortization of deferred policy acquisition costs, of $8.6 million and $6.5 million, respectively. In our modeling of deferred policy acquisition cost, one scenario involved additional declines of 10% in the equity markets in each of the two subsequent quarters to June 30, 2002. We capped expected future returns in the mid-teen level. These facts would result in a one-time write off of deferred policy acquisition costs by the fourth quarter of 2002 of approximately $14 million, after tax. In addition amortization of deferred policy acquisitions costs would increase by approximately $3 to $4 million, after tax, per quarter. The Segment's effective tax rate on operating income was 31.4% and 32.6% for the three months ended June 30, 2002 and 2001, respectively.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

      Segment after-tax operating income was $80.6 million for the six months ended June 30, 2002, an increase of $11.7 million, or 17.0%, from $68.9 million reported in the comparable prior year period. Annuity business after-tax operating income was $48.3 million for the six months ended June 30, 2002, an increase of $6.6 million, or 15.8%, primarily due to an increase in net investment income and lower operating expenses, partially offset by an increase in amortization of deferred policy acquisition costs. Signature Services after-tax operating income increased $2.6 million, or 371.4%, driven by an increase in management advisory fees of $12.4 million, from the same period in 2001. Signator Investors, the Company's broker-dealer distribution subsidiary, had after-tax operating income of $0.8 million, an increase of $2.6 million. Mutual funds after-tax operating income decreased $1.1 million, or 3.9%, primarily due to lower revenues that decreased $26.1 million, or 13.6%, partially offset by a decline in other operating costs and expenses of $25.4 million.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


      Revenues were $558.4 million for the six months ended June 30, 2002, a decrease of $25.4 million, or 4.4%, from $583.8 million reported for the comparable prior year period. The decreased revenue was due to a $33.0 million or 80.5% decline in life-contingent immediate fixed annuity premiums, partially offset by an increase in net investment income. Net investment income was $271.0 million for the six months ended June 30, 2002, an increase of $28.4 million, or 11.7%, from $242.6 million reported in the comparable prior year period. Net investment income increased primarily due to increases in invested assets backing fixed annuity products, partially offset by lower earned yields in the portfolio. Average invested assets backing fixed annuity products increased 24.7% to $7,422.0 million while the average investment yield decreased 73 basis points. Investment-type product charges decreased $4.2 million, or 6.4%, due to a decline in the average variable annuity reserves which decreased $929.9 million, or 13.4%, to $6,003.0 million for the six months ended June 30, 2002 from $6,932.9 million reported in the comparable prior year period. This decrease in variable annuity reserves is due to a $108.8 million of market depreciation. For variable annuities the mortality and expense fees as a percentage of average account balances were 1.33% and 1.24% for the six months ended June 30, 2002 and 2001, respectively. In addition, other revenue increased $1.3 million, driven by the mutual fund business.

      Investment management revenues, commissions, and other fees were $217.0 million for the six months ended June 30, 2002, a decrease of $17.4 million, or 7.4%, from $234.4 million for the comparable prior year period. Average mutual fund assets under management were $28,270.2 million for the six months ended June 30, 2002, a decrease of $2,079.6 million, or 6.9%, from $30,349.8 million reported in the comparable prior year period, due to market depreciation of $2,229.6 million for the six months ended June 30, 2002. The mutual fund business experienced net redemptions for the six months ended June 30, 2002 of $663.8 million compared to net deposits of $124.1 million in the comparable prior year period, a change of $787.9 million. This change was primarily due to a decrease in deposits of $1,212.7 million, or 40.0%, driven by approximately $697.0 million institutional advisory account deposits in the prior year period. No such deposits were received for the six months ended June 30, 2002. In addition, the sale of the full service retirement plan business during 2001 contributed to the decrease in deposits in the current period. There were $322.1 million in deposits for the six months ended June 30, 2001, in the full service retirement plan business. Investment advisory fees were $81.6 million for the six months ended June 30, 2002, a decrease of $11.5 million, or 12.4%, from $93.1 million reported in the comparable prior year period and were 0.58% and 0.61% of average mutual fund assets under management for the six months ended June 30, 2002 and 2001, respectively. Underwriting and distribution fees decreased $3.1 million, or 2.7%, to $113.5 million for the six months ended June 30, 2002, primarily due to a decrease in front end load mutual fund sales, resulting in a decrease of $3.3 million in distribution and other fees. The decrease was partially offset by a $0.2 million increase in fees and accordingly commission revenue. Shareholder service and other fees were $22.0 million for the six months ended June 30, 2002 compared to $24.9 million reported in the comparable prior year period.

      Benefits and expenses decreased $40.8 million, or 8.5%, to $440.7 million for the six months ended June 30, 2002 from $481.5 million reported in the comparable prior year period. Benefits to policyholders decreased $11.8 million, or 5.4%, primarily due to lower life-contingent immediate fixed annuity reserves on new business, which contributed $31.6 million to the decrease, partially offset by a $22.1 million increase in interest credited on retail annuity account balances due to higher average account balances. Other operating costs and expenses decreased $42.3 million, or 18.7%, to $183.8 million for the six months ended June 30, 2002 from $226.1 million reported in the comparable prior year period. The decrease was primarily due to cost savings in the mutual fund business as well as company wide cost reduction programs, which drove the decline in expenses in the other Asset Gathering segment businesses. Amortization of deferred policy acquisition costs increased $13.3 million to $50.4 million for the six months ended June 30, 2002 from $37.1 million reported in the comparable prior year period, driven by higher amortization of $9.4 million in the fixed annuities business. In our modeling of deferred policy acquisition costs, one scenario involved additional declines of 10% in the equity markets in each of the two subsequent quarters to June 30, 2002. We capped expected future returns in the mid-teen level. These facts would result in a one-time write off of deferred policy acquisition costs by the fourth quarter of 2002 of approximately $14 million, after tax. In addition amortization of deferred policy acquisitions costs would increase by approximately $3 to $4 million, after tax, per quarter. The Segment's effective tax rate on operating income was 31.5% and 32.6% for the six months ended June 30, 2002 and 2001, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Guaranteed and Structured Financial Products Segment

      The following table presents certain summary financial data relating to the Guaranteed and Structured Financial Products Segment for the periods indicated.

                                                                      Three Months Ended             Six Months Ended
                                                                           June 30,                      June 30,
                                                                       2002         2001            2002         2001
                                                                 ---------------------------------------------------------
                                                                                      (in millions)
Revenues ......................................................      $ 446.7      $ 485.7         $ 879.3      $ 988.4

Benefits and expenses..........................................        340.3        398.0           677.0        812.9

Income taxes...................................................         34.3         28.8            66.1         58.2
                                                                 ----------------------------  ---------------------------

Segment after-tax operating income (1).........................         72.1         58.9           136.2        117.3
                                                                 ----------------------------  ---------------------------

After-tax adjustments: (1)
      Net realized investment and other gains (losses).........        (55.9)        (6.2)          (69.4)       (14.4)
      Restructuring charges....................................         (0.2)        (0.6)           (0.5)        (0.7)
                                                                 ----------------------------  ---------------------------
Total after-tax adjustments....................................        (56.1)        (6.8)          (69.9)       (15.1)
                                                                 ----------------------------  ---------------------------

GAAP Reported:
Income before cumulative effect of accounting changes..........         16.0         52.1            66.3        102.2
Cumulative effect of accounting changes, net of tax............           --           --              --         (1.2)
                                                                 ----------------------------  ---------------------------
Net income.....................................................      $  16.0      $  52.1         $  66.3      $ 101.0
                                                                 ============================  ===========================

Other Data:
Segment after-tax operating income: (1)
      Spread-based products....................................      $  66.6      $  52.7         $ 125.0      $ 104.4
      Fee-based products.......................................          5.5          6.2            11.2         12.9
                                                                 ----------------------------  ---------------------------
Segment after-tax operating income (1).........................      $  72.1      $  58.9         $ 136.2      $ 117.3
                                                                 ============================  ===========================

(1) See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

      Segment after-tax operating income was $72.1 million for the three months ended June 30, 2002, an increase of $13.2 million, or 22.4%, from $58.9 million reported in the comparable prior year period. Spread-based products after-tax operating income was $66.6 million, an increase of $13.9 million, or 26.4%, from $52.7 million reported in the comparable prior year period, primarily due to decreased benefits to policyholders, reflecting an increased level of reinsurance rearrangements, resulting in a lower increase in policy reserves. Fee-based products after-tax operating income was $5.5 million, a decrease of $0.7 million, or 11.3%, from $6.2 million reported in the comparable prior year period, primarily due to lower risk-based capital and lower underwriting gains.

      Revenues decreased $39.0 million, or 8.0%, to $446.7 million for the three months ended June 30, 2002 from $485.7 million reported in the comparable prior year period, largely due to a decrease of $35.7 million in net investment income to $428.7 million for the three months ended June 30, 2002 from $464.4 million in the comparable prior year period, despite growth of $2.5 billion in average invested assets backing spread-based products. Net investment income decreased due to lower average investment yields which fell to 6.51% for the three months ended June 30, 2002, from 7.85% in the comparable prior year period reflecting the lower interest rate environment in the current period. Net investment income varies with market interest rates because the return on approximately $10 billion, or approximately 43%, of the asset portfolio floats with market rates. Matching the interest rate exposure on our asset portfolio to the exposure on our liabilities is a central feature of our asset/liability management process. Premiums decreased $2.2 million, or 26.5%, to $6.1 million for the three months ended June

                       JOHN HANCOCK LIFE INSURANCE COMPANY


30, 2002 from $8.3 million in the comparable prior year period due to lower sales of participating separate account products. Investment type product charges decreased $1.3 million, or 10.1%, to $11.6 million for the three months ended June 30, 2002 from $12.9 million in the comparable prior year period, due to lower asset-based fees from lower risk-based capital and lower underwriting gains.

      Benefits and expenses decreased $57.7 million, or 14.5%, to $340.3 million for the three months ended June 30, 2002 from $398.0 million reported in the comparable prior year period, primarily due to the decrease in benefits to policyholders reflecting lower current period sales of fee-based products, an increased level of reinsurance arrangements, combined with lower interest credited on account balances for spread-based products. Interest credited was $257.2 million for the three months ended June 30, 2002, a decrease of $51.8 million, or 16.8%, from $309.0 million in the comparable prior year period. The decrease in interest credited was due to the decrease in the average interest credited rate on account balances for spread-based products, which decreased to 4.94% for the three months ended June 30, 2002, from 6.65% in the comparable prior year period. Dividends to contractholders of $8.3 million for the three months ended June 30, 2002, decreased $0.5 million, or 5.7%, from $8.8 million reported in the comparable prior year period due to the new reinsurance arrangement in the fee-based business. The Segment's effective tax rates on operating income were 32.2% and 32.8% for the three months ended June 30, 2002 and 2001, respectively.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

      Segment after-tax operating income was $136.2 million for the six months ended June 30, 2002, an increase of $18.9 million, or 16.1%, from $117.3 million reported in the comparable prior year period. Spread-based products after-tax operating income was $125.0 million, an increase of $20.6 million, or 19.7%, from $104.4 million reported in the comparable prior year period, primarily due to decreased benefits to policyholders, reflecting an increased level of reinsurance arrangements, resulting in a lower increase in policy reserves. Fee-based products after-tax operating income was $11.2 million, a decrease of $1.7 million, or 13.2%, from $12.9 million reported in the comparable prior year period, primarily due to lower risk-based capital and lower underwriting gains.

      Revenues decreased $109.1 million, or 11.0%, to $879.3 million for the six months ended June 30, 2002 from $988.4 million reported in the comparable prior year period, largely due to a decrease of $83.0 million in net investment income to $848.2 million for the six months ended June 30, 2002 from $931.2 million in the comparable prior year period, despite growth of $2.8 billion in the average invested assets backing spread based products. Net investment income decreased due to lower average investment yields which fell to 6.55% for the six months ended June 30, 2002 from 8.16% in the comparable prior year period reflecting the lower interest rate environment in the current period. Net investment income varies with market interest rates because the return on approximately $10 billion, or approximately 43%, of the asset portfolio floats with market rates. Matching the interest rate exposure on our asset portfolio to the exposure on our liabilities is a central feature of our asset/liability management process. Premiums decreased $21.7 million, or 70.0%, to $9.3 million for the six months ended June 30, 2002 from $31.0 million in the comparable prior year period due to lower sales of participating separate account products. Investment type product charges decreased $4.8 million, or 18.3%, to $21.4 million for the six months ended June 30, 2002 from $26.2 million in the comparable prior year period, due to lower asset-based fees from lower risk-based capital and lower underwriting gains.

       Benefits and expenses decreased $135.9 million, or 16.7%, to $677.0 million for the six months ended June 30, 2002 from $812.9 million reported in the comparable prior year period, primarily due to the decrease in benefits to policyholders reflecting lower current period sales of fee-based products, an increased level of reinsurance arrangements, combined with lower interest credited on account balances for spread-based products. Interest credited was $511.0 million for the six months ended June 30, 2002, a decrease of $111.1 million, or 17.9%, from $622.1 million in the comparable prior year period. The decrease in interest credited was due to the decrease in the average interest credited rate on account balances for spread-based products, which decreased to 5.01% for the six months ended June 30, 2002, from 6.86% in the comparable prior year period. Dividends to contractholders of $16.6 million for the six months ended June 30, 2002, decreased $1.0 million, or 5.7%, from $17.6 million reported in the comparable prior year period due to the new reinsurance arrangement in the fee-based business. The Segment's effective tax rates on operating income were 32.6% and 33.1% for the six months ended June 30, 2002 and 2001, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Investment Management Segment

      The following table presents certain summary financial data relating to the Investment Management Segment for the periods indicated.

                                                                Three Months Ended                     Six Months Ended
                                                                     June 30,                              June 30,
                                                              2002              2001                2002               2001
                                                      ----------------------------------------------------------------------------
                                                                                     (in millions)
Revenues .........................................          $ 33.3            $ 30.9              $ 63.9             $ 66.5

Benefits and expenses ............................            21.5              23.3                44.6               49.8

Income taxes .....................................             4.4               3.0                 7.0                6.7
                                                      -------------------------------------  -------------------------------------

Segment after-tax operating income (1) ...........             7.4               4.6                12.3               10.0
                                                      -------------------------------------  -------------------------------------

After-tax adjustments: (1)
    Net realized investment and other gains
        (losses) .................................             0.5               --                  0.5               (0.1)
    Restructuring charges ........................            (0.2)             (0.1)               (0.2)              (0.5)
                                                      -------------------------------------  -------------------------------------
Total after-tax adjustments ......................             0.3              (0.1)                0.3               (0.6)
                                                      -------------------------------------  -------------------------------------

GAAP Reported:
Income before cumulative effect of
    accounting changes ...........................             7.7               4.5                12.6                9.4
Cumulative effect of accounting changes,
    net of tax ...................................              --                --                  --               (0.2)
                                                      -------------------------------------  -------------------------------------
Net income .......................................          $  7.7            $  4.5              $ 12.6             $  9.2
                                                      =====================================  =====================================

(1) See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

      Segment after-tax operating income was $7.4 million for the three months ended June 30, 2002, an increase of $2.8 million, or 60.9%, from $4.6 million reported in the comparable prior year period. The increase was primarily due to $1.8 million of higher net realized investment and other gains (losses) on mortgage securitizations, $0.6 million of higher revenue, commission and other fees and $1.8 million of lower operating expense.

      Revenues increased $2.4 million, or 7.8%, to $33.3 million for the three months ended June 30, 2002 from $30.9 million reported in the comparable prior year period. Net realized investment and other gains (losses) on mortgage securitizations increased $1.8 million for the three months ended June 30, 2002, to $1.7 million. This increase in securitization gains is due to higher average profitability of the securitizations and higher securitization activity in the current year period. Investment management revenues, commissions, and other fees increased $0.6 million, or 2.2%, to $27.8 million for the three months ended June 30, 2002, primarily due to an increase in investment advisory fees, which increased $1.1 million to $26.6 million for the three months ended June 30, 2002 compared to $25.5 million reported in the prior year period. Advisory fee increases included and increase of $2.2 million in acquisition fees from affordable housing investments and a $1.7 million decrease in advisory fees at Independence Investment LLC, based on lower assets under management resulting from market depreciation. The increase in advisory fees was offset by a decrease in mortgage origination and servicing fees of $0.6 million, to $1.2 million, due primarily to a one-time $0.5 million loan assumption fee earned in the comparable prior year period. Investment management revenues, commissions and other fees were 0.39% and 0.37% of average advisory assets under management in the three month periods ended June 30, 2002 and 2001, respectively. Net investment income of $3.7 million for the three months ended June 30, 2002 was unchanged from the comparable prior year period.

      Benefits and expenses were $21.5 million for the three months ended June 30, 2002, a decrease of $1.8 million, or 7.7%, from $23.3 million reported in the comparable prior year period. This decrease was due to interest expense savings of $0.9 million from lower average borrowings and lower interest rates this period and from $0.4 million in

                       JOHN HANCOCK LIFE INSURANCE COMPANY


lower compensation at Independence Investment LLC, based on lower assets under management, offset by a $0.4 million increase in acquisition expenses from affordable housing investments and from $0.4 million increase in commission expenses as a result of signing up new timber investors in 2002. The balance of the reduction was primarily due to ongoing cost cutting efforts across the Investment Management Segment subsidiaries. Other operating costs and expenses were 0.30% and 0.32% of average advisory assets under management for the three month periods ended June 30, 2002 and 2001, respectively. The Segment's effective tax rate on operating income fell to 37.3% from 39.5% for the three month periods ended June 30, 2002 and 2001, respectively, primarily due to changes in the state tax status of Independence Investment LLC. The effective tax rate for the Investment Management Segment remains higher than for our other business segments due to state taxes on certain investment management subsidiaries, and fewer tax benefits from portfolio holdings in this segment.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

      Segment after-tax operating income was $12.3 million for the six months ended June 30, 2002, an increase of $2.3 million, or 23.0%, from $10.0 million reported in the comparable prior year period. The increase was primarily due to $5.2 million of lower operating expenses and $0.5 million of higher revenue, commission and other fees, partially offset by $1.6 million of lower net investment income and $1.5 million of lower net realized investment and other gains (losses) in the current period.

      Revenues decreased $2.6 million, or 3.9%, to $63.9 million for the six months ended June 30, 2002 from $66.5 million reported in the comparable prior year period. Net investment income was $7.6 million for the six months ended June 30, 2002, a decrease of $1.6 million from the comparable prior year period, primarily due to a lower level of warehoused mortgages and from lower prevailing short-term interest rates in the six month period ended June 30, 2002. Net realized investment and other gains (losses) on mortgage securitizations decreased $1.5 million to $1.0 million in the current year period, based on lower average profitability of the securitizations and lower levels of securitization activity in the current year period. Investment management revenues, commissions, and other fees increased $0.5 million, or 0.9%, for the six months ended June 30, 2002, primarily due to an increase in real estate acquisition fee income, increased management fees from a private equity partnership and higher mortgage loan origination fees largely offset by lower advisory fees at Independence Investment LLC on lower average assets under management. Investment management revenues, commissions and other fees were 0.39% and 0.36% of average advisory assets under management in the six month periods ended June 30, 2002 and 2001, respectively.

      Benefits and expenses were $44.6 million for the six months ended June 30, 2002, a decrease of $5.2 million, or 10.4%, from $49.8 million reported in the comparable prior year period. The decrease was primarily due to $3.6 million of lower interest expense on a lower level of warehoused mortgages, $0.8 million of lower compensation expenses based on lower average assets under management at Independence Investments LLC and savings from ongoing cost cutting efforts across the Investment Management Segment subsidiaries. Offsetting these reductions was an increase of $1.1 million in commission expenses, to $1.2 million, due to signing new timber investors in the current year period. Other operating costs and expenses were 0.30% and 0.33% of average advisory assets under management for the six month periods ended June 30, 2002 and 2001, respectively. The Segment's effective tax rate on operating income fell to 36.3% from 40.1% for the six month periods ended June 30, 2002 and 2001, respectively, primarily due to changes in the state tax status of Independence Investment LLC.. The effective tax rate for the Investment Management Segment remains higher than for our other business segments due to state taxes on certain investment management subsidiaries, and fewer tax benefits from portfolio holdings in this segment.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Corporate and Other Segment

      The following table presents certain summary financial data relating to the Corporate and Other Segment for the periods indicated.

                                                                     Three Months Ended             Six Months Ended
                                                                          June 30,                      June 30,
                                                                      2002         2001            2002         2001
                                                                 --------------------------------------------------------
                                                                                      (in millions)
Revenues.....................................................       $ 163.4      $ 190.9         $ 332.3      $ 305.4

Benefits and expenses........................................         180.1        181.2           346.9        291.7

Income taxes.................................................         (21.9)        (8.2)          (29.3)       (12.0)
                                                                 --------------------------   ---------------------------

Segment after-tax operating income (1).......................           5.2         17.9            14.7         25.7
                                                                 --------------------------   ---------------------------

After-tax adjustments: (1)
      Net realized investment and other gains (losses).......           4.9         23.3            (2.2)        17.4
      Restructuring charges..................................           1.0         (0.1)            2.3         (0.2)
      Class action lawsuit...................................          (0.8)          --            (0.8)          --
                                                                 --------------------------   ---------------------------
Total after-tax adjustments..................................           5.1         23.2            (0.7)        17.2
                                                                 --------------------------   ---------------------------

GAAP Reported:
Income before cumulative effect of accounting changes........          10.3         41.1            14.0         42.9
Cumulative effect of accounting changes, net of tax..........            --           --              --         (2.6)
                                                                 --------------------------   ---------------------------
Net income...................................................       $  10.3      $  41.1         $  14.0      $  40.3
                                                                 ==========================   ===========================

(1) See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

      Corporate and Other Segment after-tax operating income consists of three sub-segments: International Operations, $2.3 million and $1.0 million, Corporate Operations, $1.7 million and $15.1 million and Non-Core Operations, or businesses in run-off, $1.2 million and $1.8 million, respectively for the three months ended June 30, 2002 and 2001. The following discussion focuses on Corporate Operations.

      Segment after-tax operating income from corporate operations was $1.7 million for the three months ended June 30, 2002, a decrease of $13.4 million from $15.1 million in the comparable prior year period. The decrease was due to lower investment income of $9.2 million due to prior year adjustments to partnership funds and lease funds and a decrease in net periodic pension plan credits of $5.1 million. Signature Fruit's operations were $1.2 million unfavorable primarily due to lower volume and lower profit margins. Group Life's operations were $2.6 million favorable due to lower claims experience. Our corporate-owned life insurance program was $6.7 million favorable due to both an increase in the asset base and to improved performance of the underlying assets which were reallocated from equity to fixed income investments.

       The Segment's effective tax rate on operating income was (131.1)% and (84.5)% for the three months ended June 30, 2002 and 2001, respectively. This rate decreased primarily due to the increase in tax benefits generated by increased affordable housing tax credits, lease residual management investment strategy, dividends received deduction, and the Company's corporate-owned life insurance program.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

      Corporate and Other Segment after-tax operating income consists of three sub-segments: International Operations, $3.5 million and $1.3 million, Corporate Operations, $8.3 million and $20.9 million and Non-Core Operations, or businesses in run-off, $2.9 million and $3.5 million, respectively for the six months ended June 30, 2002 and 2001. The following discussion focuses on International Operations and Corporate Operations.

      Segment after-tax operating income from corporate operations was $8.3 million for the six months ended June 30, 2002, a decrease of $12.6 million from income of $20.9 million gain reported in the comparable prior year period. The decrease was due to lower investment income of $9.2 million due to prior year adjustments to partnership funds and lease funds and due to a decrease in net periodic pension plan credits of $10.3 million. Group Life's operation were $1.6 million favorable due to change in the reserve for waiver benefits. Our corporate owned life insurance program was $14.7 million favorable due to both an increase in the asset base and to improved performance of the underlying assets which were reallocated from equity to fixed income investments.

      The Segment's effective tax rate on operating income was (200.7)% and negative (87.6)% for the six months ended June 30, 2002 and 2001, respectively. This rate decreased primarily due to the increase in tax benefits generated by increased affordable housing tax credits, lease residual management investment strategy, dividends received deduction, and the Company's corporate-owned life insurance program.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


General Account Investments

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

Asset/Liability Risk Management

      Our primary investment objective is to maximize after-tax returns within acceptable risk parameters. We are exposed to two primary types of investment risk:

      o Interest rate risk, meaning changes in the market value of fixed maturity securities as interest rates change over time, and

      o Credit risk, meaning uncertainties associated with the continued ability of an obligor to make timely payments of principal and interest

      We use a variety of techniques to control interest rate risk in our portfolio of assets and liabilities. In general, our risk management philosophy is to limit the net impact of interest rate changes on our assets and liabilities. Assets are invested predominantly in fixed income securities, and the asset portfolio is matched with the liabilities so as to eliminate the company's exposure to changes in the overall level of interest rates. Each investment segment holds bonds, mortgages, and other asset types that will satisfy the projected cash needs of its underlying liabilities. Another important aspect of our asset-liability management efforts is the use of interest rate derivatives. We selectively apply derivative instruments, such as interest rate swaps and futures, to reduce the interest rate risk inherent in combined portfolios of assets and liabilities. For a more complete discussion of our interest rate risk management practices, please see the Interest Rate Risk section in the Quantitative and Qualitative Disclosures about Market Risk section of this document.

      Management of credit risk is central to our business and we devote considerable resources to the credit analysis underlying each investment acquisition. Our corporate bond management group employs a staff of highly specialized, experienced, and well-trained credit analysts. We rely on these analysts' ability to analyze complex private financing transactions and to acquire the investments needed to profitably fund our liability requirements. In addition, when investing in private fixed maturity securities, we rely upon broad access to proprietary management information, negotiated protective covenants, call protection features and collateral protection.

      Our bond portfolio is reviewed on a continuous basis to assess the integrity of current quality ratings. As circumstances warrant, specific investments are "re-rated" with the adjusted quality ratings reflected in our investment system. All bonds are evaluated regularly against the following criteria:

      o     material declines in the issuer's revenues or margins;

      o     significant management or organizational changes;

      o     significant uncertainty regarding the issuer's industry;

      o debt service coverage or cash flow ratios that fall below industry-specific thresholds;

      o     violation of financial covenants; and

      o     other business factors that relate to the issuer.

      Product prices are set on the basis of expected default losses over the long term. Actual losses therefore vary above and below this average, and the market value of the portfolio as a whole also changes as market credit spreads move up and down during an economic cycle.

      John Hancock is able to hold to this investment strategy over the long term, both because of its strong capital position, the fixed nature of its liabilities and the matching of those liabilities with assets, and because of the experience gained through many decades of a consistent investment philosophy. Despite the current high levels of market default rates and widened credit spreads, we expect losses on our investment portfolio to approximate priced

                       JOHN HANCOCK LIFE INSURANCE COMPANY


for losses over the economic cycle. We generally intend to hold all of our fixed maturity investments to maturity to meet liability payments, and to ride out any unrealized gains and losses over the long term.

Overall Composition of the General Account

      Invested assets, excluding separate accounts, totaled $56.2 billion and $53.3 billion as of June 30, 2002 and December 31, 2001, respectively. Although the composition of the portfolio has not significantly changed at June 30, 2002 as compared to December 31, 2001, the majority of the $2.9 billion increase in the invested assets is attributable to an increase in the fixed maturity security portfolio where the Company directs a majority of its net cash flow. The following table shows the composition of investments in the general account portfolio.

                                                                 As of June 30,                     As of December 31,
                                                                      2002                                 2001
                                                     ------------------------------------------------------------------------
                                                           Carrying              % of           Carrying            % of
                                                             Value              Total             Value             Total
                                                     ------------------------------------------------------------------------
                                                         (in millions)                       (in millions)
Fixed maturity securities (1).................            $ 40,874.5             72.7%         $ 37,995.6           71.3%
Mortgage loans (2)............................               9,904.2             17.6             9,667.0           18.1
Real estate...................................                 327.6              0.6               380.4            0.7
Policy loans (3)..............................               1,937.3              3.5             1,927.0            3.6
Equity securities.............................                 404.1              0.7               563.7            1.1
Other invested assets.........................               2,047.7              3.6             1,676.9            3.1
Short-term investments........................                 130.2              0.2                78.6            0.2
Cash and cash equivalents (4).................                 610.2              1.1             1,025.3            1.9
                                                     ------------------------------------------------------------------------
Total invested assets.........................            $ 56,235.8            100.0%         $ 53,314.5          100.0%
                                                     ========================================================================

(1) In addition to bonds, the fixed maturity security portfolio contains redeemable preferred stock with a carrying value of $698.7 million and $691.8 million as of June 30, 2002 and December 31, 2001, respectively. Carrying value is composed of investments categorized as 'held-to-maturity', which are carried at amortized cost, and investments categorized as 'available-for-sale', which are carried at fair value. The total fair value of the fixed maturity security portfolio was $40,907.5 million and $37,980.3 million, at June 30, 2002 and December 31, 2001, respectively.

(2) The fair value of the mortgage loan portfolio was $10,581.3 million and $10,215.0 million as of June 30, 2002 and December 31, 2001, respectively.

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

      Fixed Maturity Securities. The fixed maturity securities portfolio is predominantly comprised of low risk, investment grade, publicly and privately traded corporate bonds and senior tranches of asset-backed securities (ABS) and mortgage-backed securities (MBS), with the balance invested in government bonds. The fixed maturity securities portfolio also includes redeemable preferred stock. As of June 30, 2002, fixed maturity securities represented 72.7% of general account investment assets with a carrying value of $40.9 billion, roughly comprised of 56% public securities and 44% private securities. Each year the Company directs the majority of its net cash inflows into investment grade fixed maturity securities. Typically between 5% and 15% of funds allocated to fixed maturity securities are invested in below-investment-grade bonds while maintaining a policy to limit the overall level of these bonds to no more than 10% of invested assets, and the majority of that balance in the BB category. Allocations are based on an assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. While the Company has

                       JOHN HANCOCK LIFE INSURANCE COMPANY


profited from the below-investment-grade asset class in the past, care is taken to manage its growth strategically by limiting its size relative to the Company's assets.

      The following table shows the composition by our internal industry classification of the fixed maturity securities portfolio and the unrealized gains and losses contained therein.

             Fixed Maturity Securities -- By Industry Classification

                                                                           As of June 30, 2002
                                      ----------------------------------------------------------------------------------------------
                                                                     Carrying Value
                                                                     of Securities                 Carrying Value of
                                                           Net         with Gross        Gross      Securities with       Gross
                                      Total Carrying    Unrealized     Unrealized     Unrealized    Gross Unrealized    Unrealized
                                          Value        Gain (Loss)       Gains           Gains         Losses (1)     Losses (2) (3)
------------------------------------------------------------------------------------------------------------------------------------
                                                                              (in millions)
Corporate securities:
      Banking and finance...........     $  4,675.0       $ 134.6      $  3,531.1      $   170.7        $  1,143.9     $    (36.1)
      Communications................        1,888.9         (48.5)        1,097.9           70.8             791.0         (119.3)
      Government....................        1,038.0          71.2           984.8           74.1              53.2           (2.9)
      Manufacturing.................        7,053.3          57.1         4,735.0          292.0           2,318.3         (234.9)
      Oil & gas.....................        4,462.3         (13.3)        2,907.7          163.7           1,554.6         (177.0)
      Services / trade..............        2,365.7          78.1         1,688.7          104.7             677.0          (26.6)
      Transportation................        3,465.9          19.3         2,256.9          138.7           1,209.0         (119.4)
      Utilities.....................        7,716.5          90.2         4,631.0          327.2           3,085.5         (237.0)
                                      ----------------------------------------------------------------------------------------------
   Total Corporate Securities.......       32,665.6         388.7        21,833.1        1,341.9          10,832.5         (953.2)

MBS/ABS.............................        7,353.9         193.5         6,066.3          272.9           1,287.6          (79.4)
U.S. Treasury securities and
   obligations of U.S. government
   agencies.........................          143.9           3.9           134.3            4.3               9.6          ( 0.4)
Debt securities issued by foreign
   governments......................          452.2          45.1           387.7           49.3              64.5           (4.2)
Obligations of states and political
   subdivisions.....................          258.9          16.8           245.9           17.1              13.0           (0.3)
                                      ----------------------------------------------------------------------------------------------
      Total.........................     $ 40,874.5       $ 648.0      $ 28,667.3      $ 1,685.5        $ 12,207.2     $ (1,037.5)
                                      ==============================================================================================

      As of June 30, 2002, there are $1,685.5 million of gross unrealized gains and $1,037.5 million of gross unrealized losses on the fixed maturities portfolio. $887.6 million, or 85.5%, of those unrealized losses are concentrated in the manufacturing, oil and gas, transportation, utility and communications industries. Only the communications and oil and gas industries have net unrealized losses.

      Manufacturing: Manufacturing is a large, diverse sector encompassing cyclical industries. Low commodity prices continue to pressure the subsectors of mining, chemicals, metals, and forest products. When the economy recovers, these cyclical subsectors should recover and the bonds of companies in these subsectors should recover as well. We have financed these subsectors though several economic cycles and have the ability and intent to hold our investments until they recover in value or mature. Our portfolio should also benefit from our underwriting process where we stress test each company's financial performance through a recession scenario.

      Oil & Gas: In the Oil & Gas industry much of our unrealized loss arises from companies in emerging markets, primarily Latin America. Our philosophy in emerging markets is to generally lend to those companies with dollar based export products such as oil companies. Emerging markets continue to experience significant stress and bond prices across most emerging market countries are down. However, our oil & gas investments are faring well. The companies have dollar based revenues to pay their debts and have continued to do so. In many cases, deals are structured so that all export revenues first pass through an offshore trust and our debt service is then paid before any dollars are released back to the company. This type of transaction is known as an export receivables deal. All of our Venezuelan transactions are structured in this manner.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


      Transportation: The Transportation sector consists largely of air, rail, and automotive manufacturers and service companies. All of these subsectors are experiencing cyclical downturns, particularly the airline industry, having been hit both by the recession and the fallout from September 11. While most airlines are losing money, we lend to this industry almost exclusively on a secured basis (approximately 99% of our loans are secured). These secured airline financings are of two types: Equipment Trust Certificates (ETC's) and Enhanced Equipment Trust Certificates (EETC's). The ETC's initially have an 80% loan-to-value ratio and the EETC senior tranches initially have a 40-50% loan-to-value and include a provision for a third party to pay interest for eighteen months from a default. For us to lose money on an ETC, three things must happen: the airline must default, the airline must decide it does not want to fly our aircraft, and the aircraft must be worth less than our loan. When lending to this industry, we underwrite both the airline and the aircraft. We've been lending to this industry in this fashion for 25 years through several economic cycles and have seen values on our secured airline bonds fall and recover thorough these cycles.

      Utilities: The Utility sector has faced a number of challenges over the past few years including the California Power Crisis, the Enron bankruptcy, and the recession which has resulted in a drop in demand. More recently, there have been issues around energy trading activities and the financial liquidity of some large merchant industry players. These events caused a general widening in utility and project finance bond spreads over the course of the year. We expect a recovery in many of the utility bonds due to the following events: the situation in California has begun to stabilize, Southern California Edison has avoided bankruptcy, and individual companies have addressed their liquidity issues.

      Communications: The Communication sector has experienced aggressive expansion, which has resulted in considerable excess capacity. There have been high profile companies which have filed for bankruptcy. Among the remaining players, further pressure has resulted. Our strategy has been to focus on operating companies with strong balance sheets and diversified product offerings. As in past recessions, we see pressure on these bonds. We would expect improvement when the economy begins to recover.

      The following table shows the composition by credit quality of the securities with gross unrealized losses in our fixed maturity securities portfolio.

               Unrealized Fixed Maturity Securities -- By Quality

                                                                                 As of June 30, 2002
                                                   Carrying Value Of
                                                    Securities with
      SVO                S&P Equivalent            Gross Unrealized           % of               Unrealized          % of
   Rating (1)            Designation (2)            Losses (3) (4)            Total             Loss (3) (4)         Total
--------------------------------------------------------------------------------------------------------------------------------
                                                     (in millions)                              (in millions)
       1           AAA/AA/A......................       $  2,725.4             22.9%             $   111.1           10.9%
       2           BBB...........................          6,675.1             56.1                  479.7           47.2
       3           BB............................          1,578.0             13.2                  237.6           23.4
       4           B.............................            532.9              4.5                  104.3           10.3
       5           CCC and lower.................            262.7              2.2                   74.7            7.4
       6           In or near default............            133.3              1.1                    8.4            0.8
                                                 -------------------------------------------------------------------------------
                   Total.........................       $ 11,907.4            100.0%             $ 1,015.8          100.0%
                                                 ===============================================================================

(1) With respect to securities that are awaiting an SVO rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.

(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.

(3) Does not include redeemable preferred stock with a carrying value of $299.8 million and unrealized losses of $21.7 million.

(4) Includes 139 securities that are awaiting an SVO rating with a carrying value of $1,624.5 million and unrealized losses of $96.0 million. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date. Securities comprised 13.5% and 9.3% of the total carrying value and total gross unrealized losses of securities in a loss position, including redeemable stock, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


      At June 30, 2002, $590.8 million, or 58.1%, of the gross unrealized losses are on securities that are rated investment grade. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in credit spreads since the securities were acquired. Any such unrealized losses are recognized in income if, and when, we decide to sell such securities (note that such a decision only would be made with respect to our available-for-sale portfolio). We believe that the discussion of securities with ongoing unrealized losses should focus on below investment grade securities that generally are more likely to develop credit concerns.

      As of June 30, 2002, there are $425.0 million of the gross unrealized losses on below investment grade securities in the fixed maturities portfolios. Of this amount, 77.0% has been in place for over six months. The Company believes, however, that after a comprehensive review of each borrower's ability to meet the obligations of the notes, and based on information available at this time, these securities will continue to pay as scheduled, and the Company has the ability and the intent to hold these securities until they recover in value or mature.

      The scheduled maturity dates for securities in an unrealized loss position at June 30, 2002 is shown below.

          Unrealized Losses on Fixed Maturity Securities -- By Maturity

                                                                                          June 30, 2002
                                                                           Carrying Value of
                                                                         Securities with Gross
                                                                            Unrealized Loss      Gross Unrealized Loss
                                                                        --------------------------------------------------
                                                                                          (in millions)
Due in one year or less.........................................               $   327.5               $   19.5
Due after one year through five years...........................                 3,401.9                  250.4
Due after five years through ten years..........................                 3,457.9                  364.0
Due after ten years.............................................                 3,732.3                  324.3
                                                                        --------------------------------------------------
                                                                                10,919.6                  958.2

Mortgage-backed securities......................................                 1,287.6                   79.3
                                                                        --------------------------------------------------

Total...........................................................               $12,207.2               $1,037.5
                                                                        ==================================================

      As of June 30, 2002 we had thirteen securities that had an unrealized loss of $10 million or more. They include:

                                                                                                 Carrying         Unrealized
Description of Issuer                                                                              Value             Loss
------------------------------------------------------------------------------------------------------------------------------
                                                                                                       (in millions)
US based farmer owned cooperative..................................................               $ 36.9            $ 20.8
Argentinean trust holding rights to oil and gas royalty producer...................                 24.2              19.8
US Timber and solid wood manufacturer..............................................                 79.5              17.2
Argentinean oil company with US dollar based cash flows............................                 16.0              16.1
Venezuelan oil company with US dollar based cash flows.............................                 32.7              15.3
Petrochemical and related products producer........................................                 31.6              11.9
Notes secured by leases on a pool of aircrafts in service with two major carriers..                 14.1              11.8
Large Mexican copper producer......................................................                 24.3              11.7
Large US wireless communications company...........................................                 72.9              11.5
Joint venture between a large Venezuelan company and a large US oil
    company........................................................................                 48.1              11.2
Joint venture between a large Venezuelan company and two large US oil
    companies......................................................................                 13.6              10.7
US telecommunications company .....................................................                 21.1              10.2
A joint venture with a Venezuelan oil company that produces fertilizer.............                 28.7              10.0

      The securities above have undergone thorough analysis by our investment professionals, and at this time we believe that the borrowers have the financial capacity to make all required contractual payments on the notes when due, and we intend to hold these securities until they either mature or recover in value.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


      In keeping with the investment philosophy of tightly managing interest rate risk the Company's MBS & ABS holdings are heavily concentrated in commercial MBS where the underlying loans are largely call protected, which means they are not pre-payable without penalty prior to maturity at the option of the issuer. By investing in MBS and ABS securities with relatively predictable repayments, The Company adds high quality, liquid assets to the portfolios without incurring the risk of cash flow variability. The portion of the MBS/ABS portfolio subject to prepayment risk as of June 30, 2002 and December 31, 2001 was limited to 8.6% and 10.4% of total MBS/ABS portfolio and 1.5% and 1.7% of total fixed maturity securities holdings, respectively.

      The Securities Valuation Office (SVO) of the National Association of Insurance Commissioners evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of six investment categories to each security it reviews (See the SVO website at www.naic.org/1svo/, for more information). Category 1 is the highest quality rating, and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as Standard & Poor's (S&P) and Moody's (i.e., BBB-/Baa3 or higher), while Categories 3-6 are the equivalent of below-investment grade securities. SVO ratings are reviewed and may be revised at least once a year.

      The following table sets forth the SVO ratings for the Company's bond portfolio along with an equivalent S&P rating agency designation. The majority of bonds are investment grade, with 87.9% and 87.4% invested in Category 1 and 2 securities as of June 30, 2002 and December 31, 2001, respectively. Below investment grade bonds were 12.1% and 12.6% of fixed maturity investments excluding redeemable preferred stock and 8.6% and 8.8% of total invested assets as of June 30, 2002 and December 31, 2001, respectively. This allocation reflects the Company's strategy of avoiding the unpredictability of interest rate risk in favor of relying on the ability of bond analysts to better predict credit or default risk. The Company's bond analysts operate in an industry-based, team-oriented structure that permits the evaluation of a wide range of below investment grade offerings in a variety of industries resulting in a well-diversified high yield portfolio.

      Valuation techniques for the bond portfolio vary by security type and the availability of market data. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. External pricing services are used where available, broker dealer quotes are used for thinly traded securities, and a spread pricing matrix is used when price quotes are not available, which typically is the case for our private placement securities. The spread pricing matrix is based on credit quality, country of issue, market sector and average investment life and is created for these dimensions through brokers' estimates of public spreads derived from their respective publications. When utilizing the spread pricing matrix, securities are valued by utilizing a discounted cash flow method where each bond is assigned a spread, that is added to the current U.S. Treasury rates to discount the cash flows of the security. The spread assigned to each security is changed from month to month based on changes in the market. Certain market events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation, and government actions among others. The Company's pricing analysts take appropriate actions to reduce valuations of securities where such an event occurs which negatively impacts the securities' value. To the

                       JOHN HANCOCK LIFE INSURANCE COMPANY


extent that bonds have longer maturity dates, management's estimate of fair value may involve greater subjectivity since they involve judgment about events well into the future.

      The majority (58.1%) of below investment grade bonds is in category 3, the highest quality below investment grade. Category 6 bonds represent securities that were originally acquired as long-term investments, but subsequently became distressed. The carrying value of bonds in or near default was $450.7 million and $388.7 million as of June 30, 2002 and December 31, 2001, respectively. As of June 30, 2002 and December 31, 2001, $5.3 million and $2.4 million, respectively of interest on bonds in or near default was included in accrued investment income, respectively. It is the Company's policy to reverse any accrued investment income and cease accruing interest income on bonds in or near default and accrue interest income on bonds near default that the Company expects to collect. Management judgement is used and the actual results could be materially different.

                 Fixed Maturity Securities -- By Credit Quality

                                                             As of June 30,                      As of December 31,
                                                                  2002                                  2001
                                                 -----------------------------------------------------------------------------
      SVO                S&P Equivalent                Carrying            % of             Carrying             % of
   Rating (1)            Designation (2)             Value (3)(4)          Total            Value (3)            Total
------------------------------------------------------------------------------------------------------------------------------
                                                    (in millions)                         (in millions)
       1           AAA/AA/A......................     $ 15,349.1           38.2%            $ 14,336.9           38.4%
       2           BBB...........................       19,976.0           49.7               18,275.9           49.0
       3           BB............................        2,815.8            7.0                2,771.9            7.4
       4           B.............................        1,075.2            2.7                1,095.1            2.9
       5           CCC and lower.................          509.0            1.3                  435.3            1.2
       6           In or near default............          450.7            1.1                  388.7            1.1
                                                 -----------------------------------------------------------------------------
                   Total.........................     $ 40,175.8          100.0%            $ 37,303.8          100.0%
                                                 =============================================================================

(1) With respect to securities that are awaiting an SVO rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.

(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.

(3) Does not include redeemable preferred stock with a carrying value of $698.7 million and $691.8 million as of June 30, 2002 and December 31, 2001, respectively.

(4) Includes 431 securities that are awaiting an SVO rating with a carrying value of $5,672.5 million at June 30, 2002. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


      Mortgage Loans. As of June 30, 2002 and December 31, 2001, the Company held mortgage loans with a carrying value of $9.9 billion and $9.7 billion, respectively, including $7.4 billion and $7.2 billion respectively, of commercial loans and $2.5 billion, at each period end, of agricultural loans.

      The following table shows the Company's agricultural mortgage loan portfolio by its three major sectors: agribusiness, timber and production agriculture.

                                              As of June 30, 2002                              As of December 31, 2001
                                    Amortized      Carrying       % of Total           Amortized     Carrying      % of Total
                                      Cost           Value      Carrying Value            Cost         Value     Carrying Value
                                  --------------------------------------------     ---------------------------------------------
                                          (in millions)                                      (in millions)
Agri-business...................    $ 1,468.8      $ 1,401.7         57.1%             $ 1,480.6     $ 1,432.7       57.9%
Timber..........................      1,029.0        1,025.1         41.8                1,017.5       1,009.5       40.8
Production agriculture..........         28.6           28.2          1.1                   34.1          33.8        1.3
                                  --------------------------------------------     ---------------------------------------------
   Total........................    $ 2,526.4      $ 2,455.0        100.0%             $ 2,532.2     $ 2,476.0      100.0%
                                  ============================================     =============================================

      The following table shows the carrying values of our commercial loan portfolio that are delinquent but not in foreclosure, delinquent and in foreclosure, restructured and foreclosed. The table also shows the respective ratios of these items to the total carrying value of our mortgage loan portfolio. Commercial mortgage loans are classified as delinquent when they are 60 days or more past due as to the payment of interest or principal. Commercial mortgage loans are classified as restructured when they are in good standing, but the basic terms, such as interest rate or maturity date, have been modified as a result of a prior actual delinquency or an imminent delinquency. All foreclosure decisions are based on a thorough assessment of the property's quality and location and market conditions. The decision may also reflect a plan to invest additional capital in a property to make tenant improvements or renovations to secure a higher resale value at a later date. Following foreclosure, we rely on our real estate investment group's ability to manage foreclosed real estate for eventual return to investment real estate status or outright sale.

      Impaired loans comprised 1% of the mortgage portfolio at June 30, 2002. John Hancock's average historical impaired loan percentage during the period of 1996 through 2001 is 2.1%. This historical percentage is higher than the current 1% because it includes some remaining problem assets of the 1990's real estate downturn. Since that downturn, our commercial mortgage delinquency rate has declined from a high of 4.9% to 0.3% as of December 31,

                       JOHN HANCOCK LIFE INSURANCE COMPANY


2001 leading to a decrease in our impaired loans. This compares to industry delinquency rates of 7.1% and 0.3% for the comparable periods, respectively. In addition, we strengthened our underwriting standards following the last downturn. As of June 30, 2002, we had 9 loans delinquent more than 60 days or in process of foreclosure. We believe the recent economic downturn, unlike the last real estate recession, has had a lot more discipline in that the construction of new assets was limited, keeping supply in check.

                      Commercial Mortgage Loan Comparisons

                                                       As of June 30,                           As of December 31,
                                                            2002                                       2001
                                          ------------------------------------------ ------------------------------------------
                                                Carrying           % of Total              Carrying            % of Total
                                                 Value           Mortgage Loans              Value           Mortgage Loans
                                          ------------------------------------------ ------------------------------------------
                                              (in millions)                             (in millions)
Delinquent, not in foreclosure ........               --               --                   $  5.5                 0.1%
Delinquent, in foreclosure ............           $ 11.8              0.1%                    13.0                 0.1
Restructured ..........................             55.6              0.6                     56.0                 0.6
                                          ------------------------------------------ ------------------------------------------
   Subtotal ...........................           $ 67.4              0.7%                  $ 74.5                 0.8%
                                          ------------------------------------------ ------------------------------------------

Loans foreclosed during period ........              3.9               --                       --                  --
                                          ------------------------------------------ ------------------------------------------
   Total ..............................           $ 71.3              0.7%                  $ 74.5                 0.8%
                                          ========================================== ==========================================

Investment Results

      Overall, the yield, net of investment expenses, on the general account portfolio decreased from the second quarter of the prior year. The lower yield was driven primarily by the sharp drop in short-term rates during the year. As of June 30, 2002, the Company had approximately $12 billion of net exposure to the short-term floating rates (primarily LIBOR), mostly created through interest rate swaps designed to match our portfolio with an increasing volume of floating rate liabilities. Therefore, approximately 87% of the decline in investment income was off set by a decline in floating-rate liability payments. In addition, a less favorable interest rate environment in which to invest new cash contributed to the decline. The inflow of new cash for the twelve month period between the second quarter of 2001 and the second quarter of 2002 was invested at rates that were lower than the overall portfolio earnings rate during the second quarter of 2001. The following table summarizes the Company's investment results for the periods indicated.

                                                   Three Months Ended                              Six Months Ended
                                               As of                 As of                  As of                   As of
                                           June 30, 2002         June 30, 2001          June 30, 2002           June 30, 2001
                                       --------------------------------------------------------------------------------------------
                                          Yield    Amount      Yield     Amount       Yield       Amount       Yield    Amount
                                       --------------------------------------------------------------------------------------------
                                                (in millions)         (in millions)            (in millions)         (in millions)
General account assets-excluding
Policy loans
      Gross income                        6.87%   $   907.8    7.72%    $   907.0     6.90%      $ 1,822.1     7.90%   $ 1,857.8
      Ending assets-excluding policy
        loans                                      54,298.5              48,534.1                 54,298.5              48,534.1
Policy loans
      Gross income                        6.19%        29.9    6.18%         29.4     6.09%           58.8     6.24%        59.4
      Ending assets                                 1,937.3               1,914.1                  1,937.3               1,914.1
           Total gross income             6.85%       937.7    7.66%        936.4     6.87%        1,880.9     7.84%     1,917.2
           Less: investment expenses                   48.9                  22.5                    104.4                  85.3
                                                 ------------         --------------           -------------         --------------
             Net investment income        6.49%   $   888.8    7.47%    $   913.9     6.49%      $ 1,776.5     7.49%   $ 1,831.9
                                                 ============         ==============           =============         ==============

      Impairments: The Company has a process in place to identify securities that could potentially have an impairment that is other than temporary. This process involves monitoring market events that could impact issuers' credit ratings, business climate, management changes, litigation and government actions, and other similar factors. This process also involves monitoring late payments, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


      At the end of each quarter, our Investment Review Committee reviews all securities trading below ninety cents on the dollar, to determine whether impairments need to be taken. This committee includes the head of workouts, the head of each industry team, and the head of portfolio management. The analysis focuses on each company's or project's ability to service its debts in a timely fashion and the length of time the security has been trading below cost. To supplement this process, a bi-annual review is made of the entire fixed maturity portfolio to assess credit quality, including a review of all impairments with the Committee of Finance, a subcommittee of the Board of Directors.

      The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other than temporary. Relevant facts and circumstances considered include (1) the length of time the fair value has been below cost; (2) the financial position of the issuer, including the current and future impact of any specific events; and (3) the Company's ability and intent to hold the security to maturity or until it recovers in value. To the extent the Company determines that a security is deemed to be other than temporarily impaired, the difference between amortized cost and fair value would be charged to earnings.

      There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include (1) the risk that our assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer, or
(2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, and (3) the risk that new information obtained by us or changes in other facts and circumstances lead us to change our intent to hold the security to maturity or until it recovers in value.

      Any of these situations could result in a charge to earnings in a future period to the extent of the impairment charge recorded. Because the majority of our portfolio is classified as available-for-sale and held at fair value with the related unrealized gains (losses) recorded in shareholders' equity, the charge to earnings would not have a significant impact on shareholders' equity.

      As disclosed on page 32 of our MD&A, the Company recorded losses on fixed maturity securities of $265.2 million in the first six months of 2002, which were driven primarily by write-downs and sales of securities. The following lists shows the largest losses, the related circumstances giving rise to the loss and a discussion of how those circumstances impacted other material investments held. Unless noted otherwise, all of the items shown are impairments of securities held at June 30, 2002.

      o $45.5 million on securities issued by the holding company of a large domestic power producer that was downgraded to below investment grade status in July due to liquidity concerns. We also hold senior debt at various projects of this producer that is supported by the cash flows of those projects and does not depend on the financial support of the parent

      o $35.3 million on issuers affiliated with the Argentina government and other investments in that country, due to the continued political and economic difficulties of that country. We hold a number of other investments in Argentina that we expect to collect according to the original terms of the agreements. They consist of mainly oil and gas investments dependent upon dollar based flows. We currently intend to hold these until they recover or mature.

      o $26.1 million on securities issued by a large telecommunications company that filed for bankruptcy in July. $22.0 million of this amount was the loss on the sale of holdings that were sold in response to the issuer losing its investment grade rating. While the issuer had specific issues related to the classification of expenses and possible fraud, the telecommunications industry in general is under extreme pressure. Our exposure in this sector has typically been limited to large investment grade names with solid assets backing the investments. We continue to carefully monitor developments within the sector.

      o $23.9 million of issuers affiliated with a large energy company that filed for bankruptcy in late 2001. We hold additional investments in the issuer, that are typically backed by cash generating assets. We currently believe the cash flows from the various projects support the impaired value of our claims. We intend to work through the bankruptcy process and ultimately recover our impaired values on these investments.

      o $22.2 million on structured financings as a result of ongoing negotiations with a borrower to restructure debt. We hold additional investments with this issuer backed by collateral. The loan to value ratios for these investments, at 40-50%, provide adequate protection against loss and we currently intend to hold these investments until they recover in value or mature.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


      o $19.2 million on redeemable preferred stock of a technology based manufacturer of engineering products with a tight liquidity position. The circumstances of this impairment have no impact on other investments.

      o $18.4 million on securities of an Australian power project that failed to produce the benefits expected from the deregulation of that country's power industry. The circumstances of this impairment have no impact on other investments.

      o $15.0 million on redeemable preferred stock of a large domestic farm cooperative due to the cyclical nature of the business and a heavy debt load. The circumstances of this impairment have no impact on other investments.

      o $9.9 million on subordinated private placement securities funding a toll road between the US and Mexico. We also hold senior securities in this project. We are working with the regulatory authorities on a possible resolution to the situation. We currently expect to continue to be paid on the senior notes according to the terms of the original agreement and intend to hold the investment until it recovers or matures.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Liquidity and Capital Resources

      Liquidity describes the ability of a company to generate sufficient cash flows to meet the immediate capital needs to facilitate business operations. The assets of the Company consist of a diversified investment portfolio and investments in operating subsidiaries. The Company's cash flow consists primarily of premiums, deposits, investment income, results of its operating subsidiaries and proceeds from the Company's debt offerings (see Note 7 - Debt and Line of Credit in the Company's 2001 Form 10-K), offset by benefits paid to contractholders, operating expenses, policyholder dividends to its participating policyholders and shareholder dividends to it parent company. All of the outstanding common stock of John Hancock Life Insurance Company is owned by its parent, an insurance holding company, John Hancock Financial Services, Inc.

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

      In March and May of 2002, in accordance with files made with the Commissioner of Insurance for the Commonwealth of Massachusetts, the Company paid dividends to its parent, John Hancock Financial Services, Inc., in the amount of $11.0 million and $100.0 million, respectively. None of these dividends were classified as extraordinary by state regulators.

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

      The liquidity of our insurance operations is also related to the overall quality of our investments. As of June 30, 2002, $35,325.1 million, or 87.9% of the fixed maturity securities held by us and rated by Standard & Poor's Ratings Services, a division of the McGraw-Hill Companies, Inc. (S&P) or the National Association of Insurance Commissioners were rated investment grade (BBB or higher by S&P or 1 or 2 by the National Association of Insurance Commissioners). The remaining $4,850.7 million, or 12.1%, of fixed maturity investments were rated non-investment grade. For additional discussion of our investment portfolio see the General Account Investments section on page 49 in this Management's Discussion and Analysis of Financial Condition and Results of Segment Operations.

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

      Net cash provided by operating activities was $1,287.8 million and $1,229.0 million for the six months ended June 30, 2002 and 2001, respectively. Cash flows from operating activities are affected by the timing of premiums received, fees received and investment income. The increase in the six months ended June 30, 2002 compared to 2001 resulted primarily from increased fees and investment income, partially offset by increased expense payments, higher benefit payments and a smaller increase to income taxes.

      Net cash used in investing activities was $3,504.0 million compared to $4,025.5 million for the six months ended June

                       JOHN HANCOCK LIFE INSURANCE COMPANY


30, 2002 and 2001, respectively. Changes in the cash provided by investing activities primarily relate to the management of the Company's investment portfolios and the investment of excess capital generated by operating and financing activities. The decrease in cash used in the six months ended June 30, 2002 as compared to 2001 is primarily due to fewer net acquisitions of fixed maturities during the period. Somewhat offsetting the Company's decreased net acquisition of fixed maturities of $1,438.5 million, were increases to net acquisitions of short-term securities, mortgages and other assets net of other liabilities.

      Net cash provided by financing activities was $1,801.1 million and $722.8 million for the six months ended June 30, 2002 and 2001, respectively. Changes in cash provided by financing activities primarily relate to excess deposits or withdrawals under investment type contracts, the issuance of debt and borrowings or re-payments of the Company's debt. The $1,078.3 million increase in net cash provided by financing activities for the six months ended June 30, 2002 as compared to 2001 was driven primarily by a $857.6 million increase in deposits in universal life and investment-type contracts in 2002 net of maturities and withdrawals as compared to the prior year period. Additional sources of cash from financing activities derived from a reduction to the dividend payments made to John Hancock Financial Services, Inc., the parent holding company of John Hancock Life Insurance Company in the first six months of 2002 as compared to same period in 2001.

      Cash flow requirements also are supported by a committed line of credit of $1.0 billion, through a syndication of banks including Fleet National Bank, The JPMorgan Chase, Citicorp USA, Inc., The Bank of Nova Scotia, Fleet Securities, Inc., and J.P. Morgan Securities Inc. The line of credit agreement provides for two facilities: one for $500 million pursuant to a 364-day commitment (renewed effective July 26, 2002) and a second for $500 million (renewable in 2005). The line of credit is available for general corporate purposes. The line of credit agreement contains various covenants, among these being that statutory total capital and surplus plus asset valuation reserve meet certain requirements. To date, we have not borrowed any amounts under the line of credit.

      As of June 30, 2002, we had $645.7 million of debt outstanding consisting of $39.1 million of debt classified as short-term and $606.6 million classified as long-term, including $447.3 million of surplus notes. A new commercial paper program has been established at John Hancock Financial Services, Inc., the Company's parent, that has replaced the commercial paper program that was in place at John Hancock Capital Corporation, the Company's subsidiary. As of May 1, 2001, all commercial paper issued by John Hancock Capital Corporation had been retired.

      The risk-based capital standards for life insurance companies, as prescribed by the National Association of Insurance Commissioners, establish a risk-based capital ratio comparing adjusted surplus to required surplus for the Company and each of our United States domiciled insurance subsidiaries. If the risk-based capital ratio falls outside of acceptable ranges, regulatory action may be taken ranging from increased information requirements to mandatory control by the domiciliary insurance department. The Company's risk-based capital ratios of all our insurance subsidiaries as of year end were significantly above the ranges that would require regulatory action.

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

      These forward-looking statements are subject to risks and uncertainties including, but not limited to, the risks that (1) a significant downgrade in our ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm our ability to market our products; (2) new laws and regulations, including the recently-enacted Sarbanes-Oxley Act of 2002, or changes to existing laws or regulations, (including, but not limited to, those relating to the Federal Estate Tax Laws), and the applications and interpretations given to these laws, may adversely affect the Company's sales of insurance and investment advisory products (3) Massachusetts insurance law may restrict the ability of John Hancock Variable Life Insurance Company to pay dividends to us; (4) we face increasing competition in our retail businesses from mutual fund companies, banks and investment management firms as well as from other insurance companies; (5) a decline or increased volatility in the securities markets, and other economic factors, may adversely affect our business, particularly our variable life insurance, mutual fund, variable annuity and investment business; (6) due to acts of terrorism or other hostilities, there could be business disruption, economic contraction, increased mortality, morbidity and liability risks, generally, or investment losses that could adversely affect our business; (7) our life insurance sales are highly dependent on a third party distribution relationship; (8) customers may not be responsive to new or existing products or distribution channels, (9) interest rate volatility may adversely affect our profitability; (10) our net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies or redeem shares of our open-end mutual funds; (11) the independent directors of our variable series trusts and of our mutual funds could reduce the compensation paid to us or could terminate our contracts to manage the funds; (12) under our Plan of Reorganization, we were required to establish the closed block, a special arrangement for the benefit of a group of our policyholders. We may have to fund deficiencies in our closed block, and any overfunding of the closed block will benefit only the holders of policies included in the closed block, not our sole shareholder; (13) we will face losses if the claims on our insurance products, or reductions in rates of mortality on our annuity products, are greater than we projected; (14) we face investment and credit losses relating to our investment portfolio (15) we may experience volatility in net income due to changes in standards for accounting for derivatives and other changes; (16) we are subject to risk-based capital requirements and possible guaranty fund assessments; (17) the National Association of Insurance Commissioners' codification of statutory accounting practices affected our statutory surplus; (18) we may be unable to retain personnel who are key to our business; (19) we may incur losses from assumed reinsurance business in respect of personal accident insurance and the occupational accident component of workers compensation insurance; (20) litigation and regulatory proceedings may result in financial losses, harm our reputation and divert management resources, and (21) we face unforeseen liabilities arising from our acquisitions and dispositions of businesses. (22) we may incur multiple life insurance claims as a result of a catastrophic event which, because of higher deductibles and lower limits could adversely affect the Company's future net income and financial position.

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

      The Company has a process in place to identify securities that could potentially have an impairment that is other than temporary. This process involves monitoring market events that could impact issuers' credit ratings, business climate, management changes, litigation and government actions, and other similar factors. This process also involves monitoring late payments, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues.

      At the end of each quarter, our Investment Review Committee reviews all securities trading below ninety cents on the dollar, to determine whether impairments need to be taken. This committee includes the head of workouts, the head of each industry team, and the head of portfolio management. The analysis focuses on each company's or project's ability to service its debts in a timely fashion and the length of time the security has been trading below cost. The results of this analysis are reviewed with the Committee of Finance each quarter. To supplement this process, a bi-annual review is made of the entire fixed maturity portfolio to assess credit quality, including a review of all impairments with the Committee of Finance.

      The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other than temporary. Relevant facts and circumstances considered include (1) the length of time the fair value has been below cost; (2) the financial position of the issuer, including the current and future impact of any specific events; and (3) the Company's ability and intent to hold the security to maturity or until it recovers in value. To the extent the Company determines that a security is deemed to be other than temporarily impaired, the difference between amortized cost and fair value would be charged to earnings.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


      There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include (1) the risk that our assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer, (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated and (3) the risk that new information obtained by us or changes in other facts and circumstances lead us to change our intent to hold the security to maturity or until it recovers in value.

      Any of these situations could result in a charge to earnings in a future period to the extent of the impairment charge recorded. Because the majority of our portfolio is classified as available-for-sale and held at fair value with the related unrealized gains (losses) recorded in shareholders' equity, the charge to earnings would not have a significant impact on shareholders' equity.

      As of June 30, 2002 and December 31, 2001, the Company's fixed maturity portfolio was comprised of 87.9% and 87.4% investment grade securities and 12.1% and 12.6% below-investment-grade securities, respectively. These percentages are consistent with recent experience and indicative of the Company's long-standing investment philosophy of pursuing moderate amounts of credit risk in return for higher expected returns. We believe that credit risk can be successfully managed given our proprietary credit evaluation models and experienced personnel.

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

      The Company manages interest rate sensitive segments of the business, and the supporting investments, under one of two broadly defined risk management methods designed to provide an appropriate matching of assets and liabilities. For guaranteed rate products, where contractual liability cash flows are highly predictable (e.g., GICs or immediate annuities) sophisticated duration-matching techniques are utilized to manage the segment's exposure to both parallel and non-parallel yield curve movements. Typically this type of management is expressed as a targeted duration mismatch of zero with an operational tolerance of only +/- 18 days, with other measures used for limiting exposure to non-parallel risk. For non-guaranteed rate products, such as whole life insurance or single premium deferred annuities, liability cash flows are less predictable. Therefore, a conventional duration-matching strategy is less effective at managing the inherent risk. For these products, we manage interest rate risk based on scenario-based portfolio modeling that seeks to identify the most appropriate investment strategy given probable policyholder behavior and liability crediting needs under a wide range of interest rate environments.

      We project asset and liability cash flows on guaranteed rate products and then discount them against credit-specific interest rate curves to attain fair values. Duration is then calculated by re-pricing these cash flows against a modified or "shocked" interest rate curve and evaluating the change in fair value versus the base case. As of June 30, 2002 and December 31, 2001, the fair value of fixed maturity securities and mortgage loans supporting duration managed liabilities was approximately $30,655.9 million and $27,788.4 million, respectively. Based on the information and assumptions we use in our duration calculations in effect as of December 31, 2001, we estimate that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would have no effect on the net fair value, or surplus, of our duration managed assets and liabilities based on our targeted mismatch of zero, but could be -/+ $14.7 million based on our operational tolerance of +/- 18 days years.

      The risk management method for non-guaranteed rate products, such as whole life insurance or single premium deferred annuities, is less formulaic, but more complex, due to the less predictable nature of the liability cash flows. For these products, we manage interest rate risk based on scenario-based portfolio modeling that seeks to identify the most appropriate investment strategy given probable policyholder behavior and liability crediting needs under a wide range of interest rate environments. As of June 30, 2002 and December 31, 2001, the fair value of fixed maturity securities and mortgage loans supporting liabilities managed under this modeling was approximately $29,453.7 million and $23,091.2 million, respectively. A rate shock (as defined above) would decrease the fair value of these assets by $953.9 million, which we estimate would be offset by a comparable change in the fair value of the associated liabilities, thus minimizing the impact on surplus.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


      As of June 30, 2002, there have been no material changes to the interest rate exposures as reported in the Company's 2001 Form 10-K, as amended.

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

                                                                       As of June 30, 2002
                               ----------------------------------------------------------------------------------------------------
                                                                                              Fair Value
                                                                       ------------------------------------------------------------
                                                         Weighted
                                     Notional          Average Term     -100 Basis Point         As of         +100 Basis Point
                                      Amount             (Years)           Change (2)           6/30/02           Change (2)
                               ----------------------------------------------------------------------------------------------------
                                                         (in millions, except for weighted average term)
Interest rate swaps........        $ 19,449.5               9.1            $ (574.9)          $ (523.7)            $ (401.1)
CMT swaps..................             293.0               0.7                 5.4                5.4                  5.3
Futures contracts (1)......             229.1               6.9                 5.2                 --                 (5.6)
Interest rate caps.........             291.6               4.8                 1.2                2.5                  5.1
Interest rate floors.......           8,203.0               7.9               149.5               68.5                 62.1
Swaptions..................              30.0              22.9               (13.0)              (1.3)                (1.8)
                               ---------------------                   ------------------------------------------------------------
   Totals..................        $ 28,496.2               8.6            $ (426.6)          $ (448.6)            $ (336.0)
                               =====================                   ============================================================

(1)   Represents the notional value of open contracts as of June 30, 2002.

(2) The selection of a 100 basis point immediate change in interest rates should not be considered as a prediction by us of future market events but rather as an illustration of the potential impact of such an event.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY


ITEM 1. LEGAL PROCEEDINGS

      On July 19, 2002, the Company announced it had entered into a class action lawsuit settlement agreement involving policyholders who paid premiums on a monthly, quarterly or semiannual basis, rather than annually. The class action lawsuit, known as the "Modal Premium" action, was filed in a New Mexico state court and is applicable to all United States policyholders in the class. As a result of the settlement, the Company has established a $30.0 million reserve as of June 30, 2002 to provide for relief to class members and for legal and administrative costs associated with the settlement. In entering into the settlement, the Company specifically denied any wrongdoing. Although some uncertainty remains as to the entire cost of claims, it is expected that the final cost of the settlement will not differ materially from the amounts presently provided for by the Company.

ITEM 6. EXHIBITS and REPORTS on FORM 8-K

(a) Exhibits

Exhibit
Number                               Description
-------                              -----------

10.16 Second Amendment dated as of July 26, 2002 to the $1,000,000,000 Credit Agreement dated as of August 3, 2000, as amended, among John Hancock Financial Services, Inc., John Hancock Life Insurance Company, The Banks listed therein, Fleet National Bank, as Co-Administrative Agent, JPMorgan Chase, as Co-Administrative Agent, Citicorp USA, Inc., as Syndication Agent, The Bank of New York, as Co-Documentation Agent (364-Day Revolver) and The Bank of Nova Scotia, as Co-Documentation Agent (364-Day Revolver)and Fleet Securities, Inc., and J.P. Morgan Securities, Inc., as Joint Bookrunners and Joint Lead Arrangers. (*)

----------------

(*) Previously filed as an exhibit to the John Hancock Financial Services, Inc.'s quarterly report on Form 10-Q/A for the quarter ended June 30, 2002, and incorporated by reference herein.

(b) Reports on Form 8-K.

      There were no reports on Form 8-K required to be filed during the second quarter of 2002.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         JOHN HANCOCK LIFE INSURANCE COMPANY

Date: August 14, 2002                    By:/s/ THOMAS E. MOLONEY
                                            ---------------------
                                         Thomas E. Moloney
                                         Senior Executive Vice President and
                                         Chief Financial Officer