Form 10-Q
period 2002-09-30
HANCOCK JOHN LIFE INSURANCE CO
filed 2002-11-13
CIK 917406

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Number of shares outstanding of our only class of common stock as of November 8, 2002:

                                      1,000

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                                                   September 30,
                                                                       2002        December 31,
                                                                    (Unaudited)        2001
                                                                   ----------------------------
                                                                           (in millions)
Assets

Investments
Fixed maturities:
     Held-to-maturity--at amortized cost
     (fair value: September 30--$1,865.7; December 31--$1,908.2) ..   $ 1,806.3     $ 1,923.5
     Available-for-sale--at fair value
     (cost: September 30--$40,056.1; December 31--$35,778.0) ......    40,645.0      36,072.1
Equity securities:
     Available-for-sale--at fair value
     (cost: September 30--$306.9; December 31--$433.1) ............       354.0         562.3
     Trading securities--at fair value
     (cost: September 30--$0.9; December 31--$2.7) ................         0.8           1.4
Mortgage loans on real estate .....................................    10,311.3       9,667.0
Real estate .......................................................       291.7         380.4
Policy loans ......................................................     1,937.1       1,927.0
Short-term investments ............................................        24.8          78.6
Other invested assets .............................................     2,212.6       1,676.9
                                                                      ---------     ---------

         Total Investments ........................................    57,583.6      52,289.2

Cash and cash equivalents .........................................       708.3       1,025.3
Accrued investment income .........................................       808.0         745.9
Premiums and accounts receivable ..................................       229.1         117.2
Deferred policy acquisition costs .................................     3,272.5       3,186.3
Reinsurance recoverable ...........................................     2,868.8       2,464.3
Other assets ......................................................     2,525.3       2,298.4
Separate account assets ...........................................    16,382.9      18,998.1
                                                                      ---------     ---------

         Total Assets .............................................   $84,378.5     $81,124.7
                                                                      =========     =========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                                                   September 30,
                                                                       2002        December 31,
                                                                    (Unaudited)        2001
                                                                   ----------------------------
                                                                           (in millions)
Liabilities and Shareholder's Equity

Liabilities
Future policy benefits.............................................   $32,667.9     $29,715.0
Policyholders' funds...............................................    22,095.5      20,530.3
Unearned revenue...................................................       356.2         346.0
Unpaid claims and claim expense reserves...........................       155.3         203.8
Dividends payable to policyholders.................................       474.1         472.8
Short-term debt....................................................        98.7         124.6
Long-term debt.....................................................       598.5         618.7
Income taxes.......................................................       884.9         803.9
Other liabilities..................................................     4,670.0       3,675.5
Separate account liabilities.......................................    16,382.9      18,998.1
                                                                      ---------     ---------

         Total Liabilities.........................................    78,384.0      75,488.7

Minority interest..................................................        28.8          28.8

Commitments and contingencies - Note 4

Shareholder's Equity
Common stock, $10,000 par value; 1,000 shares authorized...........        10.0          10.0
Additional paid in capital.........................................     4,763.2       4,763.4
Retained earnings..................................................       863.9         608.2
Accumulated other comprehensive income.............................       328.6         225.6
                                                                      ---------     ---------

         Total Shareholder's Equity................................     5,965.7       5,607.2
                                                                      ---------     ---------

         Total Liabilities and Shareholder's Equity................   $84,378.5     $81,124.7
                                                                      =========     =========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                                       Three Months Ended       Nine Months Ended
                                                                                          September 30,           September 30,
                                                                                        2002        2001        2002        2001
                                                                                      ---------------------------------------------
                                                                                                       (in millions)
Revenues
   Premiums .......................................................................   $  482.9    $  435.4    $1,432.2    $1,362.0
   Universal life and investment-type product charges .............................      160.7       148.9       459.0       444.3
   Net investment income ..........................................................      878.4       920.3     2,654.9     2,752.2
   Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholders and the policyholder dividend obligation ($25.8 and $21.7 for the three months ended September 30, 2002 and 2001 and $(9.1) and $12.1 for the nine months
      ended September 30, 2002 and 2001, respectively) ............................      (37.8)      (58.9)     (249.3)      (96.5)
   Investment management revenues, commissions and other fees .....................      120.1       139.1       391.5       436.5
   Other revenue ..................................................................       54.2        54.6       173.7       113.2
                                                                                      --------------------    --------------------

         Total revenues ...........................................................    1,658.5     1,639.4     4,862.0     5,011.7

Benefits and Expenses
   Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to participating pension contractholders and the policyholder dividend obligation ($10.9 and $22.7 for the three months ended September 30, 2002 and 2001 and $0.4 and $14.4 for the nine months ended September 30, 2002
      and 2001, respectively) .....................................................      937.6       946.4     2,806.1     2,852.3
   Other operating costs and expenses .............................................      281.7       285.5       906.2       896.1
   Amortization of deferred policy acquisition costs, excluding amounts related to net realized investment and other gains (losses) ($14.9 and
       $(1.0) for the three months ended September 30, 2002 and
      2001and $(9.5) and $(2.3) for the nine months ended September 30,
      2002 and 2001, respectively) ................................................      135.1        66.4       257.6       193.4
   Dividends to policyholders .....................................................      135.7       122.2       417.5       392.8
                                                                                      --------------------    --------------------

         Total benefits and expenses ..............................................    1,490.1     1,420.5     4,387.4     4,334.6
                                                                                      --------------------    --------------------

Income before income taxes and cumulative effect
       of accounting changes ......................................................      168.4       218.9       474.6       677.1

Income taxes ......................................................................       35.1        60.2       107.9       195.1
                                                                                      --------------------    --------------------

Income before cumulative effect of accounting changes .............................      133.3       158.7       366.7       482.0

Cumulative effect of accounting changes, net of tax - Note 1 ......................         --          --          --         7.2
                                                                                      --------------------    --------------------

Net income ........................................................................   $  133.3    $  158.7    $  366.7    $  489.2
                                                                                      ====================    ====================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                            AND COMPREHENSIVE INCOME

                                                                                   Accumulated
                                                           Additional                 Other          Total
                                                 Common     Paid in    Retained   Comprehensive  Shareholder's  Outstanding
                                                  Stock     Capital    Earnings   Income (Loss)     Equity        Shares
                                               ----------------------------------------------------------------------------
                                                           (in millions, except for outstanding share amounts)

Balance at July 1, 2001.....................     $ 10.0    $ 4,764.1    $ 364.8      $ 294.0      $ 5,432.9       1,000

Demutualization transaction.................                    (0.3)                                  (0.3)

Comprehensive income:
     Net income.............................                              158.7                       158.7

     Other comprehensive income, net of tax:
       Net unrealized gains (losses)........                                             6.8            6.8
       Net accumulated gains (losses) on
         cash flow hedges...................                                            34.2           34.2
       Foreign currency translation
         adjustment.........................                                             0.4            0.4
                                                                                                  -----------
Comprehensive income........................                                                          200.1

                                               -----------------------------------------------------------------------------
Balance at September 30, 2001...............     $ 10.0    $ 4,763.8    $ 523.5      $ 335.4      $ 5,632.7       1,000
                                               =============================================================================

Balance at July 1, 2002.....................     $ 10.0    $ 4,763.2    $ 730.6      $ 274.4      $ 5,778.2       1,000

Comprehensive income:
     Net income.............................                              133.3                       133.3

     Other comprehensive income, net of tax:
       Net unrealized gains (losses)........                                          (108.4)        (108.4)
       Net accumulated gains (losses) on
         cash flow hedges...................                                           161.6          161.6
       Foreign currency translation
         adjustment.........................                                            (0.2)          (0.2)
     Minimum pension liability..............                                             1.2            1.2
                                                                                                  -----------
Comprehensive income........................                                                          187.5

                                               -----------------------------------------------------------------------------

Balance at September 30, 2002...............     $ 10.0    $ 4,763.2    $ 863.9      $ 328.6      $ 5,965.7       1,000
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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                     AND COMPREHENSIVE INCOME - (CONTINUED)

                                                                                     Accumulated
                                                           Additional                   Other           Total
                                                  Common     Paid in     Retained   Comprehensive   Shareholder's   Outstanding
                                                  Stock      Capital     Earnings   Income (Loss)       Equity        Shares
                                                --------------------------------------------------------------------------------
                                                              (in millions, except for outstanding share amounts)

Balance at January 1, 2001...................      $ 10.0   $ 4,764.6     $ 284.3      $  66.7      $ 5,125.6           1,000

Demutualization transactions.................                    (0.8)                                   (0.8)

Comprehensive income:
     Net income..............................                               489.2                       489.2

     Other comprehensive income, net of tax:
       Net unrealized gains (losses).........                                             25.8           25.8
       Net accumulated gains (losses) on
         cash flow hedges....................                                             14.2           14.2
       Foreign currency translation
         adjustment..........................                                              1.1            1.1
                                                                                                   --------------
Comprehensive income.........................                                                           530.3

Dividend paid to parent company..............                              (250.0)                     (250.0)

Change in accounting principle -- Note 1.....                                            227.6          227.6
                                                --------------------------------------------------------------------------------

Balance at September 30, 2001................      $ 10.0   $ 4,763.8     $ 523.5      $ 335.4      $ 5,632.7           1,000
                                                ================================================================================

Balance at January 1, 2002...................      $ 10.0   $ 4,763.4     $ 608.2      $ 225.6      $ 5,607.2           1,000

Demutualization transactions.................                    (0.2)                                   (0.2)

Comprehensive income:
     Net income..............................                               366.7                       366.7

     Other comprehensive income, net of tax:
       Net unrealized gains (losses).........                                            (78.1)         (78.1)
       Net accumulated gains (losses) on
         cash flow hedges....................                                            177.4          177.4
     Minimum pension liability...............                                              3.7            3.7
                                                                                                   --------------
Comprehensive income.........................                                                           469.7

Dividend paid to parent company..............                              (111.0)                     (111.0)
                                                --------------------------------------------------------------------------------

Balance at September 30, 2002................      $ 10.0   $ 4,763.2     $ 863.9      $ 328.6      $ 5,965.7           1,000
                                                ================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                                2002          2001
                                                                                             -----------------------
                                                                                                  (in millions)
Cash flows from operating activities:
     Net income .........................................................................    $   366.7     $   489.2
     Adjustments to reconcile net income to net cash provided by operating activities:
       Amortization of discount - fixed maturities ......................................        (61.3)       (100.9)
       Net realized investment and other losses .........................................        249.3          96.5
       Change in deferred policy acquisition costs ......................................       (118.1)       (127.6)
       Depreciation and amortization ....................................................         37.9          54.6
       Net cash flows from trading securities ...........................................          0.6           0.2
       Increase in accrued investment income ............................................        (62.1)       (105.8)
       Premiums and accounts receivable .................................................       (111.9)         19.3
       Increase in other assets and other liabilities, net ..............................       (107.2)       (400.3)
       Increase in policy liabilities and accruals, net .................................      1,498.2       1,610.4
       Increase in income taxes .........................................................         29.1         232.6
                                                                                             ---------     ---------

           Net cash provided by operating activities ....................................      1,721.2       1,768.2

Cash flows from investing activities:
     Sales of:
       Fixed maturities available-for-sale ..............................................      3,136.7      14,144.0
       Equity securities available-for-sale .............................................        289.1         315.5
       Real estate ......................................................................         68.4           0.9
       Short-term investments and other invested assets .................................         88.8         108.4
     Maturities, prepayments and scheduled redemptions of:
       Fixed maturities held-to-maturity ................................................        130.0         179.3
       Fixed maturities available-for-sale ..............................................      2,157.5       2,254.7
       Short-term investments and other invested assets .................................        145.0         145.3
       Mortgage loans on real estate ....................................................        882.2         988.6
     Purchases of:
       Fixed maturities held-to-maturity ................................................        (11.8)        (31.9)
       Fixed maturities available-for-sale ..............................................     (9,392.8)    (22,306.4)
       Equity securities available-for-sale .............................................        (91.3)       (121.5)
       Real estate ......................................................................         (8.3)         (5.1)
       Short-term investments and other invested assets .................................       (537.8)       (341.2)
     Mortgage loans on real estate issued ...............................................     (1,456.2)       (873.1)
     Net cash paid related to acquisition of business ...................................           --         (28.2)
     Other, net .........................................................................       (139.1)        300.8
                                                                                             ---------     ---------

           Net cash used in investing activities ........................................    $(4,739.6)    $(5,269.9)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                                                                                Nine Months Ended
                                                                                                  September 30,
                                                                                                2002          2001
                                                                                             -----------------------
                                                                                                  (in millions)
Cash flows from financing activities:
     Dividends paid to parent company ...................................................    $  (111.0)    $  (250.0)
     Universal life and investment-type contract deposits ...............................      6,984.2       8,150.5
     Universal life and investment-type contract maturities and withdrawals .............     (4,128.6)     (6,032.1)
     Issuance of long-term debt .........................................................           --           6.5
     Issuance of short-term debt ........................................................         69.0         105.4
     Repayment of short-term debt .......................................................        (91.6)           --
     Repayment of long-term debt ........................................................        (20.6)        (14.0)
     Net increase in commercial paper ...................................................           --        (222.2)
                                                                                             ---------     ---------

         Net cash provided by financing activities ......................................      2,701.4       1,744.1
                                                                                             ---------     ---------

         Net decrease in cash and cash equivalents ......................................       (317.0)     (1,757.6)

         Cash and cash equivalents at beginning of year .................................      1,025.3       2,966.3
                                                                                             ---------     ---------

         Cash and cash equivalents at end of period .....................................    $   708.3     $ 1,208.7
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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -- Summary of Significant Accounting Policies

Business

John Hancock Life Insurance Company, (the Company) is a diversified financial services organization that provides a broad range of insurance and investment products and investment management and advisory services. The Company is a wholly owned subsidiary of its Parent John Hancock Financial Services, Inc. (JHFS, or, the Parent).

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations. Operating results for the three and nine month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These unaudited consolidated financial statements should be read in conjunction with the Company's annual audited financial statements as of December 31, 2001 included in the Company's Form 10-K for the year ended December 31, 2001 filed with the United States Securities and Exchange Commission (hereafter referred to as the Company's 2001 Form 10-K). All of the Company's United States Securities and Exchange Commission filings are available on the internet at www.sec.gov, under the name Hancock John Life.

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

On April 2, 2001, a subsidiary of the Company, Signature Fruit Company, LLC (Signature Fruit) purchased certain assets and assumed certain liabilities out of bankruptcy proceedings of Tri Valley Growers, Inc., a cooperative association, for approximately $53.0 million. The acquisition was recorded under the purchase method of accounting and, accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. The purchase price was allocated to the assets acquired and the liabilities assumed based on estimated fair values. The unaudited pro forma revenues, for the three and nine month periods ended September 30, 2001, assuming the transaction had taken place at the beginning of the year of acquisition, were approximately $1,692.7 million and $5,065.0 million, changes of $53.3 million and $53.3 million, respectively, from reported balances. The unaudited pro forma net income for the three and nine month periods ended September 30, 2001 was approximately $157.5 million and $488.0 million, changes of $(1.2) million and $(1.2) million from reported balances, respectively. The net losses related to the acquired operations included in the Company's results for the three and nine month periods ended September 30, 2002 were $(2.3) million and $(3.6) million, respective.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (Continued)

Deferred Policy Acquisition Costs and Unearned Revenue

Costs that vary with, and are related primarily to, the production of new business have been deferred to the extent that they are deemed recoverable. Such costs include commissions, certain costs of policy issue and underwriting, and certain agency expenses. The Company tests the recoverability of its deferred policy acquisition costs quarterly with a model that uses data such as market performance, lapse rates and expense levels. As of September 30, 2002, the Company's deferred policy acquisition costs are deemed recoverable. Similarly, any amounts assessed for services to be provided over future periods are recorded as unearned revenue. For non-participating term life and long-term care insurance products, such costs are being amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policy benefits reserves. For participating traditional life insurance policies, such costs are being amortized over the life of the contracts at a constant rate based on the present value of the estimated gross margin amounts expected to be realized over the lives of the contracts. Estimated gross margin amounts include anticipated premiums and investment results, less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. For universal life insurance contracts and investment-type products, such costs and revenues are being amortized generally in proportion to the present value of expected gross profits arising principally from surrender charges, investment results, and mortality and expense margins.

In the development of expected gross profits, the Company is required to estimate the growth in the policyholder account balances upon which certain asset based fees are charged. In doing so, the Company assumes that, over the long term, account balances will grow from investment performance. The rate of growth takes into account the current fixed income/equity mix of account balances as well as historical fixed income and equity returns. The Company also assumes that historical variances from the long term rate will reverse over the next five year period. The resulting rates for the next five years are reviewed for reasonableness, and they are raised or lowered if they produce an annual growth rate that the Company believes to be unreasonable.

The effects on the amortization of deferred policy acquisition costs and unearned revenues of revisions to estimated gross margins and profits are reflected in earnings in the period such revisions are made expected gross profits or expected gross margins are discounted at periodically revised interest rates and are applied to the remaining benefit period. At September 30, 2002, the average discount rate was 8.4% for participating traditional life insurance products and 6.2% for universal life products, and the total amortization period life was 30 years for both participating traditional life insurance products and universal life products.

As of September 30, 2002, the Company changed several future assumptions with respect to the expected gross profits in its variable life and variable annuity business. First, we lowered the long-term growth rate assumption from 9%, to 8%, gross of fees. Second, we lowered the average rates for the next five years from the mid-teens to 13%. Finally, we increased certain fee rates on these policies (the variable series trust (VST) fee increase). These three changes are referred to collectively elsewhere in this document as the Q3 unlocking The result of these changes in assumptions at September 30, 2002 was a net write-off of deferred policy acquisition costs of $36.1 million in the variable annuity business in the Asset Gathering Segment and $13.1 million (net of $12.3 million of unearned revenue and $2.5 million in policy benefit reserves) in the variable life business in the Protection Segment. The impact on net income of the Q3 unlocking was approximately $27.5 million. Total amortization of deferred policy acquisition costs, including the write-offs mentioned previously, was $135.1 million and $66.2 million for the three month periods ended September 30, 2002 and 2001, respectively, and $257.6 million and $193.4 million for the nine month periods ended September 30, 2002 and 2001, respectively.

Amortization of deferred policy acquisition costs is allocated to: (1) net realized investment and other gains (losses) for those products in which such gains (losses) have a direct impact on the amortization of deferred policy acquisition costs; (2) unrealized investment gains and losses, net of tax, to provide for the effect on the deferred policy acquisition cost assets that would result from the realization of unrealized gains and losses on assets backing participating traditional life insurance and universal life and investment-type contracts; and (3) a separate component of benefits and expenses to reflect amortization related to the gross margins or profits, excluding realized gains and losses, relating to policies and contracts in force.

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

Severance

During the three and nine month periods ended September 30, 2002, the Company continued its ongoing Competitive Position Project. This project was initiated in the first quarter of 1999 to reduce costs and increase future operating efficiency by consolidating portions of the Company's operations and is expected to continue through 2003. The project consists primarily of reducing staff in the home office and terminating certain operations outside the home office.

Since the inception of the project, approximately 1,280 employees have been terminated. As of September 30, 2002 and December 31, 2001, the liability for employee termination costs, included in other liabilities was $11.8 million and $18.0 million, respectively. Employee termination costs net of related pension and other post employment benefit curtailment gains, are included in other operating costs and expenses and were $6.6 million and $2.6 million for the three month periods ended September 30, 2002 and 2001 and $15.0 million and $33.2 million for nine month periods ended September 30, 2002 and 2001, respectively. Benefits paid since the inception of the project were $94.5 million through September 30, 2002.

Cumulative Effect of Accounting Changes

During the first quarter of 2001, the Company changed the method of accounting for the recognition of deferred gains and losses considered in the calculation of the annual expense for its employee pension plan under Statement of Financial Accounting Standards (SFAS) No. 87, "Employers' Accounting for Pensions," and for its postretirement health and welfare plans under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company changed the method of recognizing gains and losses from deferral within a 10% corridor and amortization of gains (losses) outside this corridor over the future working careers of the participants to a deferral within a 5% corridor and amortization of gains and losses outside this corridor over the future working careers of the participants. The new method is preferable because in the Company's situation, it produces results that respond more quickly to changes in the market value of the plan assets while providing some measure to mitigate the impact of extreme short term swings in those market values. As a result, the Company recorded a credit of $18.6 million (net of tax of $9.9 million), related to its employee benefit pension plans, and a credit of $4.7 million (net of tax of $2.6 million), related to its postretirement health and welfare plans. The total credit recorded as a cumulative effect of an accounting change was $23.3 million (net of tax of $12.5 million).

On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement 133." The adoption of SFAS No. 133, as amended, resulted in a charge to operations accounted for as a cumulative effect of accounting change of $16.1 million (net of tax benefit of $8.3 million) as of January 1, 2001. In addition, as of January 1, 2001, a $227.6 million (net of tax of $122.6 million) cumulative effect of accounting change was recorded in accumulated other comprehensive income for (1) the transition adjustment in the adoption of SFAS No. 133, as amended, an increase of $40.5 million (net of tax of $21.8 million), and (2) the reclassification of $12.1 billion in securities from the held-to-maturity category to the available-for-sale category, an increase of $187.1 million (net of tax of $100.8 million).

Recent Accounting Pronouncements

On October 1, 2002, the FASB issued SFAS No. 146 - "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires recognition of liabilities for exit or disposal costs, including restructuring costs, when the costs are actually incurred, instead of when a formal plan of action is committed to. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company's Competitive Positioning Project is expected to continue through at least 2003. The Company intends to continue its restructuring activities in 2003, however, the Company cannot estimate the amounts, or the timing of recognition, of these future restructuring liabilities, nor can it estimate the impact of any changes to the timing of recognition of these liabilities as a result of adopting SFAS No. 146 in 2003.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (Continued)

On January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets deemed to have indefinite lives no longer be amortized to earnings, but instead be reviewed at least annually for impairment. Intangible assets with definite lives will continue to be amortized over their useful lives. The Company has performed the required initial impairment tests of goodwill as of January 1, 2002 based on the guidance in SFAS No. 142. The Company evaluated the goodwill of each reporting unit for impairment using valuations of reporting units based on earnings and book value multiples and by reference to similar multiples of publicly traded peers. No goodwill impairments resulted from these required impairment tests. The Company plans on performing the first annual goodwill impairment tests in the fourth quarter of 2002.

In December 2000, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 00-3, "Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and Certain Long-Duration Participating Contracts." The SOP details accounting requirements for the demutualization of mutual insurance companies. The SOP required demutualized insurance companies to standardize the presentation of demutualization expenses and presentation of the closed block in their financial statements. The adoption of SOP 00-3 also resulted in the recognition of a policyholder dividend obligation, which represents cumulative actual closed block earnings in excess of expected periodic amounts calculated at the date of the demutualization. Adoption of SOP 00-3 resulted in a decrease of net income of $5.9 million and $3.4 million, for the three and nine month periods ended September 30, 2001, respectively. Previously reported net income for the three month period ended September 30, 2001 included net investment income and net realized investment and other gains (losses) that were better than expected at the date of demutualization, offset by lower than expected gains from mortality and lapse. Previously reported net income for the nine month period ended September 30, 2001 included better than expected net investment income and mortality and lapse experience, offset by lower net realized investment and other gains (losses).

                       JOHN HANCOCK LIFE INSURANCE COMPANY

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

The Company provides JHFS with personnel, property, and facilities in carrying out certain of its corporate functions. The Company annually determines a fee (the parent company service fee) for these services and facilities based on a number of criteria, which are periodically revised to reflect continuing changes in the Company's operations. The parent company service fee is included in other operating costs and expenses within the Company's income statements. The Company charged JHFS a service fee of $5.3 million and $5.9 million for the three month periods ended September 30, 2002 and 2001, respectively and $17.1 million and $22.6 million for the nine month periods ended September 30, 2002 and 2001, respectively. As of September 30, 2002, JHFS was current in its payment to the Company related to these services.

During the nine month period ended September 30, 2002, the Company purchased $100.0 million of corporate owned life insurance (COLI) from an affiliate and wholly owned subsidiary of JHFS, John Hancock Insurance Company of Vermont (JHIC of Vermont), to provide insurance coverage on key management employees. The death benefit on this COLI product would cover the cost of replacing these employees, including recruiting, training, and development. There were no such purchases for the three months ended September 30, 2002.

The Company has reinsured certain portions of its long term care insurance and group pension businesses with John Hancock Reassurance Company, Ltd. of Bermuda (JHReCo), an affiliate and wholly owned subsidiary of JHFS. The Company entered into these reinsurance contracts in order to facilitate its capital management process. These reinsurance contracts are primarily written on a funds withheld basis where the related financial assets remain invested at the Company. As a result, the Company recorded a liability for coinsurance amounts withheld from JHReCo of $1,551.6 million and $1,158.9 million at September 30, 2002 and December 31, 2001, respectively, which are included with other liabilities in the consolidated balance sheets. Included in other reinsurance recoverables on the consolidated balance sheets are $1,945.5 million and $1,504.6 million at September 30, 2002 and December 31, 2001, respectively, due from JHReCo. Premiums ceded to JHReCo were $113.7 million and $96.3 million for the three month periods ended September 30, 2002 and 2001, respectively and $488.8 million and $651.1 million for the nine month periods ended September 30, 2002 and 2001, respectively.

In the first quarter of 2002, the Company began reinsuring certain portions of its group pension business with JHIC of Vermont. The Company entered into this reinsurance contract in order to facilitate its capital management process. This reinsurance contract is primarily written on a funds withheld basis where the related financial assets remain invested at the Company. As a result, the Company recorded a liability for coinsurance amounts withheld from JHIC of Vermont of $0.5 million at September 30, 2002, which is included with other liabilities in the consolidated balance sheets. At September 30, 2002, the Company had not recorded any reinsurance recoverable from JHIC of Vermont. The reinsurance recoverable from JHIC of Vermont is typically recorded with other reinsurance recoverables on the consolidated balance sheet. Premiums ceded by the Company to JHIC of Vermont were $0.2 million and $0.6 million for the three and nine month periods ended September 30, 2002, respectively.

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

The following table summarizes selected financial information by segment for the periods and dates indicated, and reconcile segment revenues and segment after-tax operating income to amounts reported in the unaudited consolidated statements of income. Included in the Protection Segment for all periods presented are the assets, liabilities, revenues and expenses of the closed block. For additional information on the closed block, see Note 5 -- Closed Block in the notes to the unaudited consolidated financial statements and the related footnote in the Company's 2001 Form 10-K.

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

(iii) restructuring costs related to reducing staff in the home office and terminating certain operations outside the home office;

(iv)  cumulative effect of accounting changes; and

(v) the surplus tax on mutual life insurance companies which as a stock company is no longer applicable to the Company.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 - Segment Information - (Continued)

                                                                   Asset                    Investment    Corporate
                                                   Protection    Gathering        G&SFP     Management    and Other   Consolidated
                                                   -------------------------------------------------------------------------------
                                                                                   (in millions)
As of or for the three months ended
September 30, 2002
Revenues:
     Revenues from external customers .........    $   483.3     $   132.1     $    18.4     $    21.6     $   163.4     $   818.8
     Net investment income ....................        329.5         147.9         427.4           3.3         (29.7)        878.4
     Inter-segment revenues ...................           --           0.8            --           5.6          (6.4)           --
                                                   -------------------------------------------------------------------------------
     Segment revenues .........................        812.8         280.8         445.8          30.5         127.3       1,697.2
     Net realized investment and other
       gains (losses) .........................        (19.2)         52.6         (74.8)           --           2.7         (38.7)
                                                   -------------------------------------------------------------------------------
     Revenues .................................    $   793.6     $   333.4     $   371.0     $    30.5     $   130.0     $ 1,658.5
                                                   ===============================================================================

Net Income:
     Segment after-tax operating income .......    $    65.7     $    14.6     $    68.3     $     4.5     $     7.4     $   160.5
     Net realized investment and other
       gains (losses) .........................        (11.8)         34.5         (47.4)         (0.1)          1.6         (23.2)
     Restructuring charges ....................         (0.6)         (3.1)           --            --          (0.3)         (4.0)
                                                   -------------------------------------------------------------------------------
     Net income ...............................    $    53.3     $    46.0     $    20.9     $     4.4     $     8.7     $   133.3
                                                   ===============================================================================

Supplemental Information:
     Equity in net income of investees
       accounted for by the equity
       method .................................    $     2.9     $     0.8     $     5.9     $    (0.1)    $    (3.0)    $     6.5
     Amortization of deferred policy
       acquisition costs, excluding amounts
       related to net realized investment
       and other gains (losses) ...............         67.8          66.9           0.5            --          (0.1)        135.1
     Segment assets ...........................    $30,135.0     $15,350.0     $33,903.9     $ 2,258.0     $ 2,731.6     $84,378.5

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Segment Information - (Continued)

                                                                  Asset                    Investment    Corporate
                                                  Protection    Gathering        G&SFP     Management    and Other   Consolidated
                                                  -------------------------------------------------------------------------------
                                                                                   (in millions)
As of or for the three months ended
September 30, 2001
Revenues:
     Revenues from external customers ........    $   443.5     $   165.3     $    18.9     $    17.8     $   133.4     $   778.9
     Net investment income ...................        317.9         130.9         455.3           8.9           7.3         920.3
     Inter-segment revenues ..................           --            --            --           6.5          (6.5)           --
                                                  -------------------------------------------------------------------------------
     Segment revenues ........................        761.4         296.2         474.2          33.2         134.2       1,699.2
     Net realized investment and other
       gains (losses) ........................         (4.6)          9.7         (57.8)           --          (7.1)        (59.8)
                                                  -------------------------------------------------------------------------------
     Revenues ................................    $   756.8     $   305.9     $   416.4     $    33.2     $   127.1     $ 1,639.4
                                                  ===============================================================================

Net Income:
     Segment after-tax operating income ......    $    64.1     $    41.0     $    62.9     $     7.0     $    19.0     $   194.0
     Net realized investment and other
       gains (losses) ........................         (2.8)          6.6         (36.9)           --          (4.3)        (37.4)
     Restructuring charges ...................         (1.0)         (0.3)           --          (0.2)         (0.2)         (1.7)
     Surplus tax .............................          1.5            --           2.1            --           0.2           3.8
                                                  -------------------------------------------------------------------------------
     Net income ..............................    $    61.8     $    47.3     $    28.1     $     6.8     $    14.7     $   158.7
                                                  ===============================================================================

Supplemental Information:
     Equity in net income of investees
       accounted for by the equity method ....    $     5.1     $     2.2     $     7.9     $     3.4     $    (7.3)    $    11.3
     Amortization of deferred policy
       acquisition costs, excluding amounts
       related to net realized investment
       and other gains (losses) ..............         43.3          22.5           0.4            --           0.2          66.4
     Segment assets ..........................    $27,841.6     $13,835.4     $32,373.3     $ 2,792.9     $ 3,188.9     $80,032.1

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Segment Information - (Continued)

                                                                   Asset                    Investment    Corporate
                                                   Protection    Gathering        G&SFP     Management    and Other   Consolidated
                                                   -------------------------------------------------------------------------------
                                                                                   (in millions)
As of or for the nine months ended
September 30, 2002
Revenues:
     Revenues from external customers .........    $ 1,419.0     $   419.5     $    49.5     $    61.4     $   508.9     $ 2,458.3
     Net investment income ....................        975.9         418.9       1,275.6          10.9         (26.4)      2,654.9
     Inter-segment revenues ...................           --           0.8            --          22.1         (22.9)           --
                                                   -------------------------------------------------------------------------------
     Segment revenues .........................      2,394.9         839.2       1,325.1          94.4         459.6       5,113.2
     Net realized investment and other
       gains (losses) .........................        (76.4)          8.2        (183.0)          0.6          (0.6)       (251.2)
                                                   -------------------------------------------------------------------------------
     Revenues .................................    $ 2,318.5     $   847.4     $ 1,142.1     $    95.0     $   459.0     $ 4,862.0
                                                   ===============================================================================

Net Income:
     Segment after-tax operating income .......    $   215.2     $    95.2     $   204.5     $    16.8     $    22.1     $   553.8
     Net realized investment and other
       gains (losses) .........................        (48.7)          6.5        (116.8)          0.4          (0.6)       (159.2)
     Class action lawsuit .....................        (18.7)           --            --            --          (0.8)        (19.5)
     Restructuring charges ....................         (4.7)         (5.0)         (0.5)         (0.2)          2.0          (8.4)
                                                   -------------------------------------------------------------------------------
     Net income ...............................    $   143.1     $    96.7     $    87.2     $    17.0     $    22.7     $   366.7
                                                   ===============================================================================

Supplemental Information:
     Equity in net income of investees
       accounted for by the equity
       method .................................    $    12.4     $     5.9     $    24.7            --     $     8.4     $    51.4
     Amortization of deferred policy
       acquisition costs, excluding amounts
       related to net realized investment
       and other gains (losses) ...............        138.9         117.3           1.6            --          (0.2)        257.6
     Segment assets ...........................    $30,135.0     $15,350.0     $33,903.9     $ 2,258.0     $ 2,731.6     $84,378.5

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Segment Information - (Continued)

                                                                   Asset                    Investment    Corporate
                                                   Protection    Gathering        G&SFP     Management    and Other   Consolidated
                                                   -------------------------------------------------------------------------------
                                                                                   (in millions)
As of or for the nine months ended
September 30, 2001
Revenues:
     Revenues from external customers .........    $ 1,289.5     $   506.5     $    76.1     $    60.4     $   426.9     $ 2,359.4
     Net investment income ....................        940.2         373.5       1,386.5          18.1          33.9       2,752.2
     Inter-segment revenues ...................           --            --            --          21.2         (21.2)           --
                                                   -------------------------------------------------------------------------------
     Segment revenues .........................      2,229.7         880.0       1,462.6          99.7         439.6       5,111.6
     Net realized investment and other
       gains (losses) .........................        (38.5)         (1.5)        (81.3)         (0.1)         21.5         (99.9)
                                                   -------------------------------------------------------------------------------
     Revenues .................................    $ 2,191.2     $   878.5     $ 1,381.3     $    99.6     $   461.1     $ 5,011.7
                                                   ===============================================================================

Net Income:
     Segment after-tax operating income .......    $   209.2     $   109.9     $   180.2     $    17.0     $    44.7     $   561.0
     Net realized investment and other
       gains (losses) .........................        (23.5)           --         (51.3)         (0.1)         13.1         (61.8)
     Restructuring charges ....................         (3.8)        (15.4)         (0.7)         (0.7)         (0.4)        (21.0)
     Surplus tax ..............................          1.5            --           2.1            --           0.2           3.8
     Cumulative effect of accounting
       changes, net of tax ....................         11.7          (0.5)         (1.2)         (0.2)         (2.6)          7.2
                                                   -------------------------------------------------------------------------------
     Net income ...............................    $   195.1     $    94.0     $   129.1     $    16.0     $    55.0     $   489.2
                                                   ===============================================================================

Supplemental Information:
     Equity in net income of investees
       accounted for by the equity method .....    $     9.9     $     6.1     $    16.0     $     3.8     $    21.0     $    56.8
     Amortization of deferred policy
       acquisition costs, excluding amounts
       related to net realized investment
       and other gains (losses) ...............        131.7          59.5           1.9            --           0.3         193.4
     Segment assets ...........................    $27,841.6     $13,835.4     $32,373.3     $ 2,792.9     $ 3,188.9     $80,032.1

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 4 -- Contingencies

Class Action

During 1997, the Company entered into a court-approved settlement relating to a class action lawsuit involving certain individual life insurance policies sold from 1979 through 1996. In entering into the settlement, the Company specifically denied any wrongdoing. The total reserve held in connection with the settlement to provide for relief to class members and for legal and administrative costs associated with the settlement amounted to $16.8 million and $52.7 million at September 30, 2002 and December 31, 2001, respectively. There were no costs related to the settlement incurred for the three and nine months ended September 30, 2002. An adjustment of $19.5 million, after-tax, was recorded to the settlement reserve in the fourth quarter of 2001. The estimated reserve is based on a number of factors, including the estimated cost per claim and the estimated costs to administer the claims.

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

Administration of the ADR component of the settlement continues to date. We continue to evaluate the reserve estimate quarterly. Although some uncertainty remains as to the cost of claims in the final phase (i.e., arbitration) of the ADR process, it is expected that the final cost of the settlement will not differ materially from the amounts presently provided for by the Company.

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

On May 14, 2001 the Company filed an appeal in this case. On August 20, 2002, the Second Circuit Court of Appeals issued a ruling, affirming in part, reversing in part, and vacating in part the District Court's judgment in this case. The Second Circuit Court of Appeals' opinion overturned substantial portions of the District Court's opinion, representing the vast majority of the lower court's award of damages and fees, and sent the matter back to the District Court for further proceedings. The matter remains in litigation, and no final judgment has been entered.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 4 -- Contingencies - (Continued)

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

Through the Company's group health insurance operations, the Company entered into a number of reinsurance arrangements in respect of personal accident insurance and the occupational accident component of workers compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, the Company both assumed risks as a reinsurer, and also passed 95% of these risks on to other companies. This business had originally been reinsured by a number of different companies, and has become the subject of widespread disputes. The disputes concern the placement of the business with reinsurers and recovery of the reinsurance. The Company is engaged in disputes, including a number of legal proceedings, in respect of this business. The risk to the Company is that other companies that reinsured the business from the Company may seek to avoid their reinsurance obligations. However, the Company believes that it has a reasonable legal position in this matter. During the fourth quarter of 1999 and early 2000, the Company received additional information about its exposure to losses under the various reinsurance programs. As a result of this additional information and in connection with global settlement discussions initiated in late 1999 with other parties involved in the reinsurance programs, during the fourth quarter of 1999 the Company recognized a charge for uncollectible reinsurance of $133.7 million, after tax, as its best estimate of its remaining loss exposure. The Company believes that any exposure to loss from this issue, in addition to amounts already provided for as of September 30, 2002, would not be material.

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

Other Matters

In the normal course of its business operations, the Company is involved in litigation from time to time with claimants, beneficiaries and others, and a number of litigation matters were pending as of September 30, 2002. It is the opinion of management, after consultation with counsel, that the ultimate liability with respect to these claims, if any, will not materially affect the financial position or results of operations of the Company.

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

                                                                          September 30,
                                                                               2002      December 31,
                                                                           (unaudited)       2001
                                                                          ---------------------------
                                                                                 (in millions)
Liabilities
Future policy benefits .................................................    $10,403.8     $10,198.7
Policyholder dividend obligation .......................................        319.0         251.2
Policyholders' funds ...................................................      1,493.9       1,460.9
Policyholder dividends payable .........................................        443.4         433.4
Other closed block liabilities .........................................        125.1          53.7
                                                                          ---------------------------
   Total closed block liabilities ......................................     12,785.2      12,397.9
                                                                          ---------------------------

Assets
Investments
Fixed maturities:
   Held-to-maturity--at amortized cost
     (fair value: September 30--$98.7; December 31--$100.7) ............         92.8         103.3
   Available-for-sale--at fair value
     (cost: September 30--$ 5,506.7; December 31--$5,204.0) ............      5,729.4       5,320.7
Equity securities:
   Available-for-sale--at fair value
     (cost: September 30--$ 10.8; December 31--$8.8) ...................         13.4          13.4
Mortgage loans on real estate ..........................................      1,813.7       1,837.0
Policy loans ...........................................................      1,553.1       1,551.9
Other invested assets ..................................................        175.5          83.1
                                                                          ---------------------------
   Total investments ...................................................      9,377.9       8,909.4

Cash and cash equivalents ..............................................        171.4         192.1
Accrued investment income ..............................................        160.7         158.9
Other closed block assets ..............................................        309.0         297.5
                                                                          ---------------------------
   Total closed block assets ...........................................     10,019.0       9,557.9
                                                                          ---------------------------

Excess of reported closed block liabilities over assets
   designated to the closed block ......................................      2,766.2       2,840.0
                                                                          ---------------------------

Portion of above representing other comprehensive income:
   Unrealized appreciation (depreciation), net of tax of $77.2 million and $43.3 million at September 30 and December 31,
     respectively ......................................................        143.2          80.1
   Allocated to the policyholder dividend obligation, net of tax of
     $84.2 million and $50.8 million at September 30 and December 31,
     respectively ......................................................       (156.3)        (94.4)
                                                                          ---------------------------
       Total ...........................................................        (13.1)        (14.3)
                                                                          ---------------------------

Maximum future earnings to be recognized from closed block
   assets and liabilities ..............................................    $ 2,753.1     $ 2,825.7
                                                                          ===========================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 5 -- Closed Block - (Continued)

                                                                 September 30,
                                                                      2002     December 31,
                                                                  (unaudited)      2001
                                                                 ---------------------------
                                                                        (in millions)
Change in the policyholder dividend obligation:
   Balance at beginning of period .............................      $251.2       $ 77.0
     Impact on net income before income taxes .................       (27.5)        42.5
     Unrealized investment gains (losses) .....................        95.3         67.1
     Cumulative effect of change in accounting principle (1) ..          --         64.6
                                                                 ---------------------------

   Balance at end of period ...................................      $319.0       $251.2
                                                                 ===========================

(1) The cumulative effect of change in accounting principle represents the impact of transferring fixed maturities from held-to-maturity to available-for-sale as part of the adoption of SFAS No. 133 effective January 1, 2001.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 5 -- Closed Block - (Continued)

The following table sets forth certain summarized financial information relating to the closed block for the period indicated:

                                                                                 Three Months Ended        Nine Months Ended
                                                                                   September 30,             September 30,
                                                                                 2002         2001         2002        2001
                                                                               -----------------------------------------------
                                                                                                (in millions)
Revenues
   Premiums ...............................................................    $  236.1     $  226.8     $  704.1     $  672.1
   Net investment income ..................................................       166.2        167.6        499.4        500.0
   Net realized investment and other gains (losses), net of amounts credited to the policyholder dividend obligation of $21.9 million and $8.7 million for the three months ended September 30, 2002 and 2001, respectively and $19.3 million and $0.9 million for
     the nine months ended September 30, 2002 and 2001, respectively ......        (1.2)        (1.5)        (3.9)        (4.4)
   Other closed block revenues ............................................         0.1          0.1          0.1          0.4
                                                                               -----------------------------------------------
     Total closed block revenues ..........................................       401.2        393.0      1,199.7      1,168.1

Benefits and Expenses
   Benefits to policyholders ..............................................       252.7        248.6        762.2        717.3
   Change in the policyholder dividend obligation .........................        (7.7)         0.4        (43.4)         5.4
   Other closed block operating costs and expenses ........................        (1.7)        (2.7)        (3.9)        (6.6)
   Dividends to policyholders .............................................       121.1        108.1        374.6        336.2
                                                                               -----------------------------------------------
     Total benefits and expenses ..........................................       364.4        354.4      1,089.5      1,052.3
                                                                               -----------------------------------------------

   Closed block revenues, net of closed block benefits and expenses,
     before income taxes and cumulative effect of accounting change .......        36.8         38.6        110.2        115.8
   Income taxes, net of amounts credited to the policyholder dividend obligation of $(0.3) million and $3.3 million for the three months ended September 30, 2002 and 2001, respectively and $(3.4) million and $2.0 million for the nine months ended September 30, 2002 and
     2001, respectively ...................................................        12.5         13.1         37.5         39.3
                                                                               -----------------------------------------------
     Closed block revenues, net of closed block benefits and expenses,
       income taxes before the cumulative effect of accounting change .....        24.3         25.5         72.7         76.5
                                                                               -----------------------------------------------
     Cumulative effect of accounting change, net of tax, and net of amounts credited to policyholder dividend obligation of $(1.4)
       million for the nine months ended September 30, 2001 (1) ...........          --           --           --           --
                                                                               -----------------------------------------------

       Closed block revenues, net of closed block benefits and expenses,
       income taxes and the cumulative effect of accounting change ........    $   24.3     $   25.5     $   72.7     $   76.5
                                                                               ===============================================

(1) The cumulative effect of change in accounting principle represents the adoption of SFAS No. 133, effective January 1, 2001.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 6 -- Goodwill and Value of Business Acquired

The Company's purchased intangible assets include goodwill and the value of business acquired. The excess of the cost over the fair value of identifiable assets acquired in business combinations is recorded as goodwill. The present value of estimated future profits of insurance policies in force related to businesses acquired is recorded as the value of business acquired (VOBA).

The following tables set forth certain summarized financial information relating to goodwill and VOBA as of the dates and periods indicated.

                                                           Accumulated
                                                           Amortization
                                         Gross Carrying     and Other      Net Carrying
                                             Amount          Changes          Amount
                                         ----------------------------------------------
                                                          (in millions)
September 30, 2002
Unamortizable intangible assets:
   Goodwill............................      $ 166.7         $ (58.1)        $ 108.6
Amortizable intangible assets:
   VOBA................................      $  97.4         $ (23.9)        $  73.5

September 30, 2001
Unamortizable intangible assets:
   Goodwill............................      $ 174.1         $ (55.3)        $ 118.8
Amortizable intangible assets:
   VOBA................................      $  97.4         $ (22.1)        $  75.3

                                                                 Three Months Ended         Nine Months Ended
Amortization expense                                                September 30,              September 30,
                                                                  2002         2001          2002         2001
                                                                 ---------------------------------------------
                                                                                 (in millions)
Goodwill, net of tax of $0.9 million and $2.7 million
  for the three and nine month periods ended September
  30, 2001, respectively ...................................       --         $ 1.9            --         $ 5.8

VOBA, net of tax of $0.3 million and $0.1 million for
  the three month periods ended September 30, 2002
  and 2001, respectively, and net of tax of
  $0.8 million and $0.5 million for the nine month periods
  ended September 30, 2002 and 2001, respectively ..........     $ 0.6        $ 0.3          $ 1.5        $ 1.0

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 6 - Goodwill and Value of Business Acquired - (Continued)

Estimated future amortization expense
for the years ended December 31,
                                               Tax Effect           Net Expense
                                              ----------------------------------
                                                        (in millions)

2002.....................................         $ 1.1                $ 2.1

2003.....................................         $ 1.3                $ 2.4

2004.....................................         $ 1.4                $ 2.6

2005.....................................         $ 1.5                $ 2.8

2006.....................................         $ 1.6                $ 3.0

2007.....................................         $ 1.6                $ 2.9

The changes in the carrying value of goodwill, presented for each business segment, for the periods indicated, are as follows:

                                                       Asset               Investment   Corporate
                                        Protection   Gathering    G&SFP    Management   and Other    Consolidated
                                      ------------------------------------------------------------------------------
                                                                      (in millions)

Goodwill balance at July 1, 2002....      $ 66.1       $ 42.1        --        $ 0.4         --        $ 108.6
Changes to goodwill:
     Adjustment.....................          --           --        --           --         --             --
                                      ------------------------------------------------------------------------------
Goodwill balance at
September 30, 2002..................      $ 66.1       $ 42.1        --        $ 0.4         --        $ 108.6
                                      ==============================================================================

                                                       Asset               Investment   Corporate
                                        Protection   Gathering    G&SFP    Management   and Other    Consolidated
                                      ------------------------------------------------------------------------------
                                                                      (in millions)

Goodwill balance at January 1, 2002       $ 73.5       $ 42.1        --        $ 0.4         --        $ 116.0
Changes to goodwill:
     Adjustment (1)................         (7.4)          --        --           --         --           (7.4)
                                      ------------------------------------------------------------------------------
Goodwill balance at
September 30, 2002.................       $ 66.1       $ 42.1        --        $ 0.4         --        $ 108.6
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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 6 - Goodwill and Value of Business Acquired - (Continued)

The changes in the carrying value of VOBA, presented for each business segment and in total, for the periods indicated, are as follows:

                                                       Asset               Investment   Corporate
                                        Protection   Gathering    G&SFP    Management   And Other    Consolidated
                                      ------------------------------------------------------------------------------
                                                                      (in millions)

VOBA balance at July 1, 2002........      $74.9          --        --           --          --           $74.9
  Amortization and other changes:
    Amortization....................       (0.9)         --        --           --          --            (0.9)
    Change in unrealized
      gains on securities
      available-for-sale............       (0.5)         --        --           --          --            (0.5)
                                      ------------------------------------------------------------------------------
VOBA balance at
September 30, 2002..................      $73.5          --        --           --          --           $73.5
                                      ==============================================================================

                                                       Asset               Investment   Corporate
                                        Protection   Gathering    G&SFP    Management   And Other    Consolidated
                                      ------------------------------------------------------------------------------
                                                                      (in millions)

VOBA balance at January 1, 2002.....      $76.2          --          --           --         --          $76.2
  Amortization and other changes:
    Amortization....................       (2.3)         --          --           --         --           (2.3)
    Change in unrealized
      gains on securities
      available-for-sale............       (0.4)          --          --           --         --          (0.4)
                                      ------------------------------------------------------------------------------
VOBA balance at
September 30, 2002..................      $73.5          --          --           --         --          $73.5
                                      ==============================================================================

The net income of the Company, if the Company had not amortized goodwill prior to the adoption of SFAS No. 142, would have been as follows:

                                                       Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                     2002             2001               2002            2001
                                               ---------------------------------------------------------------------
                                                                          (in millions)

Net income:
   As reported..............................        $ 133.3          $ 158.7            $ 366.7         $ 489.2
   Goodwill amortization, net of tax........             --              1.9                 --             5.8
                                               ---------------------------------------------------------------------
   Pro forma (unaudited)....................        $ 133.3          $ 160.6             $366.7         $ 495.0
                                               =====================================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 7 - Subsequent Events

On October 31, 2002 JHFS announced its plans to implementation a prospective basis, the fair value based method of accounting for stock-based compensation plans in keeping with emerging industry practices. The impact of the adoption to the Company will be the compensation related to the employees of the Company that participate in the Parent's stock-based compensation program.

On October 31, 2002, the Company announced that it anticipates higher employee pension costs in 2003, driven by the impact of the weak equity marked on plan assets and potential adjustments to plan assumptions.

On November 8, 2002, the Company announced its mutual fund business' acquisition of the Pzena Focused Value Fund. The Company will rename it the John Hancock Classic Value Fund. As of October 31, 2002, the acquired mutual fund had approximately $22 million in assets.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

      Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of John Hancock Life Insurance Company (John Hancock or the Company) as of September 30, 2002, compared with December 31, 2001, and its consolidated results of operations for the three and nine month periods ended September 30, 2002 and September 30, 2001, and, where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with the Company's MD&A and annual audited financial statements as of December 31, 2001 included in the Company's Form 10-K for the year ended December 31, 2001 filed with the Securities and Exchange Commission (hereafter referred to as the Company's 2001 Form 10-K) and unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q. All of the Company's United States Securities and Exchange Commission filings are available on the internet at www.sec.gov, under the name Hancock John Life.

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

      Amortization of Deferred Policy Acquisition Costs and Unearned Revenue

      Costs that vary with, and are related primarily to, the production of new business have been deferred to the extent that they are deemed recoverable. Such costs include commissions, certain costs of policy issue and underwriting, and certain agency expenses. Similarly, any amount accessed for services to be provided over future periods are recorded as unearned revenue. The Company tests the recoverability of its deferred policy acquisition costs quarterly with a model that uses data such as market performance, lapse rates and expense levels. We amortize our deferred acquisition costs on term life and long-term care insurance ratably with premiums. We amortize our deferred policy acquisition costs on our annuity products and retail life insurance, other than term, based on a percentage of the estimated gross profits over the life of the policies, which are generally twenty years for annuities and thirty years for life policies. Our estimated gross profits are computed based on assumptions related to the underlying policies including mortality, lapse, expenses, and asset growth rates. We amortize deferred policy acquisition costs and unearned revenue on these policies such that the percentage of gross profits to the amount of deferred policy acquisition costs and unearned revenue amortized is constant over the life of the policies.

      Estimated gross profits, including net realized investment and other gains (losses), are adjusted periodically to take into consideration the actual experience to date and changes in the remaining gross profits. When estimated gross profits are adjusted, we also adjust the amortization of deferred acquisition policy costs to maintain a constant

                       JOHN HANCOCK LIFE INSURANCE COMPANY

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

      Q3 unlockings: As of September 30, 2002, the Company changed several future assumptions with respect to the expected gross profits in its variable life business in the Protection Segment and variable annuity business in the Asset gathering Segment. First, we lowered the long-term growth rate assumption from 9%, to 8% gross of fees, which are approximately 1% to 2%. Second, we lowered the average rates for the next five years from the mid-teens to 13% gross of fees. Finally, we increased certain fee rates on these policies (the variable series trust (VST) fee increase"). These three changes are referred to collectively elsewhere in this document as the Q3 unlocking. The results of these changes in assumptions was a net write-off of deferred policy acquisition cost of $36.1 million in the variable annuity business in the Asset Gathering Segment and $13.1 million (net of $12.3 million of unearned revenue and $2.5 million in policy benefit reserves) in the variable life business in the Protection Segment. The impact on net income of the Q3 unlocking was approximately $27.5 million.

      The accelerated amortization will reduce the total amortization of DAC in future period, but will accelerate the amortization in the short term. We estimate that in the fourth quarter of 2002, DAC amortization will be accelerated by $0.9 million in the Protection Segment and $0.5 million in the Asset Gathering Segment.

      As a result of the recent equity market declines and the Q3 unlocking, the sensitivity of future DAC and unearned revenue amortization to equity and fixed income market performance has changed from the amounts that were previously disclosed. As mentioned above, our assumptions for the next five years are an average rate of 13%. To the extent that actual performance varies from that assumption, DAC and unearned revenue amortization will be adjusted. The table below shows the estimated additional/(reduced) amortization that would be expected in the next quarter under various asset growth scenarios.

           Estimated Accelerated (reduced) amortization in Q4 of 2002
                           Annualized Q4 2002 returns

                                                         Asset
                                      Protection       Gathering         Total
                                      ------------------------------------------
                                                     (in millions)

   20%...............................  $ (1.2)          $ (2.2)         $ (3.4)
   13%...............................      --               --              --
    8%...............................     0.9              1.6             2.5
    0%...............................     2.4              4.7             7.1

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

      Investment in Debt and Equity Securities

      Impairments of our investment portfolio are recorded as a charge to income in the period when the impairment is judged by management to occur. See "Quantitative and Qualitative Information About Market Risk - Credit Risk" section of this document for a more detailed discussion of the judgments involved in determining impairments.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

The Company's pricing model takes into account a number of factors based on current market conditions and trading levels of similar securities. These include current market based factors related to credit quality, country of issue, market sector and average investment life. The resulting prices are then reviewed by the pricing analysts and members of the Controller's Department. Our pricing analysts take appropriate action to reduce valuation of securities where an event occurs which negatively impacts the securities' value. Certain events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation and government actions, among others. Then, every quarter, there is a comprehensive review of all impaired securities and problem loans by a group consisting of the Chief Investment Officer and the Bond Investment Committee. See "Management's Discussion and Analysis of Financial Condition and Analysis of Financial Condition and Results of Operations - General Account Investments" section of this document for a more detailed discussion of this process and the judgments used therein.

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

      The Company enters into reinsurance agreements to specifically address insurance exposure to multiple life insurance claims as a result of a catastrophic event. The Company has put into place, effective July 1, 2002, catastrophic reinsurance covering both individual and group policies written by itself and all of its U.S. life insurance subsidiaries. The deductible for individual and group coverages combined is $25 million per occurrence and the limit of coverage is $40 million per occurrence. Both the deductible and the limit apply to the combined U.S. insurance companies. The Company has supplemented this coverage by reinsuring all of its accidental death exposures in excess of $100,000 per life under its group life insurance coverages, and 50% of such exposures below

                       JOHN HANCOCK LIFE INSURANCE COMPANY


$100,000. Should catastrophic reinsurance become unavailable to the Company in the future, the absence of, or further limitations on, reinsurance coverage, could adversely affect the Company's future net income and financial position.

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

Economic Trends

      Our profitability depends in large part upon: (1) the adequacy of our product pricing, which is primarily a function of competitive conditions, our ability to assess and manage trends in mortality and morbidity experience, our ability to generate investment earnings and our ability to maintain expenses in accordance with pricing assumptions; (2) the amount of assets under management; and (3) the maintenance of our target spreads between the rate of earnings on our investments and credited rates on policyholders' general account balances. Overall financial market conditions have a significant impact on all of these profit drivers. The Company estimates that if equity markets remain flat in the fourth quarter of 2002, the impact to segment after-tax operating income in the fourth quarter of 2002 would be a decline of $1.5 million. If equity markets fall 5% in the fourth quarter of 2002, segment after-tax operating income in the fourth quarter of 2002 would decline by $3.0 million. The Company estimates that if equity markets remain flat for a full year the impact to segment after-tax operating income over that full year would be a of $9.2 million. If equity markets fall 5% for a full year, segment after-tax operating income would decline by $18.4 million.

      The sales and other financial results of our retail business over the last several years have been affected by general economic and industry trends. The appreciation of equity markets in the 1990's resulted in variable products, including variable life insurance and variable annuities, accounting for the majority of increases in total premiums and deposits for the insurance industry. This trend reversed in 2001 and 2002 due to declines in equity market performance and we have seen investors return to stable investment products. We believe our diverse distribution network and product offerings will assist in the maintenance of assets and provide for sales growth. Although sales of traditional life insurance products and, more recently, variable annuity products have experienced declines, sales of fixed annuity products, single life insurance, universal life insurance and term life insurance and corporate life insurance have increased. With respect to our long-term care insurance products, premiums have increased due to the aging of the population and the expected inability of government entitlement programs to meet retirement needs.

      Premiums and deposits of our individual annuity products increased 55.4% to $890.5 million and 74.3% to $2,684.5 million for the three and nine month periods ended September 30, 2002 from the prior year periods. Our core life insurance sales (on a LIMRA basis) of $166.8 million increased 28.8% or $37.3 million, for the nine months ended September 30, 2002 from prior year. This growth was primarily in term life insurance products and single life insurance products, offset by a 14.6%, or $6.3 million, decline in survivorship life insurance products due to continued uncertainty about estate planning legislation. Premiums on our long-term care insurance increased 20.4%, to $114.4 million and 35.0% to $334.3 million for the three and nine months ended September 30, 2002 from the prior year periods, driven by increasing renewal premiums from sales growth of prior years and growth in new premiums in the individual long term care insurance business. Primarily due to the creation of a new closed end fund in the portfolio, the acquisition of U.S. Global Leaders Growth Fund, and two significant institutional deposits, mutual fund deposits and reinvestments increased $703.7 million, or 74.5%, to $1,648.6 million for the three months ended September 30, 2002 and while decreasing $509.0 million, or 12.8%, to $3,465.4 million for the nine months ended September 30, 2002. The sale of the full service retirement plan business during 2001 contributed to the decrease in deposits in the current period. In addition, redemptions increased $390.3 million, or 41.4%, to $1,332.5 million for the quarter, while decreasing $142.6 million, or 3.7%, to $3,705.9 million for the nine month period ended September 30, 2002. The increase in redemptions in the third quarter of 2002 is primarily due to continued volatility of the equity markets in the current period. We have reduced operating expenses to protect profit margins as we work to stabilize and grow assets under management in the mutual fund business. However, our mutual fund operations are impacted by general market trends, and a downturn in the mutual fund market may negatively affect our future operating results. Assets under management in the mutual fund business decreased due to market depreciation by approximately $1.7 billion and $4.0 billion for the three and nine month periods ended September 30, 2002.

      Recent economic and industry trends also have affected the sales and financial results of our institutional business. Sales of fund-type products decreased $437.9 million, or 39.8%, to $661.8 million and $777.6 million, or 20.4%, to $3,035.3 million for the three and nine month periods ended September 30, 2002 compared to the prior year. The decrease was driven by a decline in demand for GICs and funding agreements. Sales of annuities for the quarter in the Guaranteed and Structured increased 66.1%, or $12.1 million, from the prior year, while sales of annuities for the nine month period decreased 38.1%, or $166.4 million. Our investment management services provided to domestic and international institutions include services and products such as investment advisory client portfolios, individually managed and pooled separate accounts, registered investment company funds, bond and mortgage securitizations, collateralized bond obligation funds and mutual fund management capabilities. Assets under management of our Investment Management Segment decreased to $25,535.2 million for the nine months

                       JOHN HANCOCK LIFE INSURANCE COMPANY


ended September 30, 2002 from $27,125.9 million for the prior year period end, primarily due to market depreciation.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Results of Operations

The table below presents the consolidated results of operations for the periods presented.

                                                               Three Months Ended      Nine Months Ended
                                                                 September 30,           September 30,
                                                                2002        2001       2002         2001
                                                              --------------------------------------------
                                                                             (in millions)

Revenues .................................................    $1,658.5    $1,639.4    $4,862.0    $5,011.7

Benefits and expenses ....................................     1,490.1     1,420.5     4,387.4     4,334.6
                                                              --------------------    --------------------

Income before income taxes and cumulative effect of
   accounting changes ....................................       168.4       218.9       474.6       677.1

Income taxes .............................................        35.1        60.2       107.9       195.1
                                                              --------------------    --------------------

Income before cumulative effect of
   accounting changes ....................................       133.3       158.7       366.7       482.0

Cumulative effect of accounting changes, net of tax (1) ..          --          --          --         7.2
                                                              --------------------    --------------------

Net income ...............................................    $  133.3    $  158.7    $  366.7    $  489.2
                                                              ====================    ====================

(1) Cumulative effect of accounting changes is shown net of taxes of $4.2 million for the nine month period ended September 30, 2001, respectively. There was no cumulative effect of accounting change for the three and nine month periods ended September 30, 2002, nor in the three month period ended September 30, 2001.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

      The following discussion reflects adjustments to the prior year results for the adoption of Statement of Position (SOP) 00-3, "Accounting by Insurance Enterprises for Demutualizations and Formation of Mutual Holding Companies and Certain Long-Duration Participating Contracts" for all periods presented. In addition, in the fourth quarter of 2001 the Company transferred its remaining ownership interest in both John Hancock Canadian Holdings Limited and certain other international subsidiaries, with a total carrying value of $300.1 million at December 31, 2001, to its Parent, JHFS, in the form of a dividend. The transfer has been accounted for as a transfer of entities under common control. As a result of the transfer of entities under common control, all current and prior period consolidated financial data has been restated to exclude the results of operations, financial position, and cash flows of these transferred foreign subsidiaries from the Company's financial statements. No gain or loss was recognized on the transfer transaction. Consolidated pre-tax income decreased 23.1%, or $50.5 million from the prior year. The change in consolidated pre-tax income was recognized by segment as follows: the Corporate and Other Segment decreased 490.5%, or $32.3 million, the Guaranteed and Structured Financial Products Segment (G&SFP) decreased 29.7%, or $10.9 million, the Protection Segment decreased 9.7%, or $9.7 million, and the Investment Management Segment decreased 24.6%, or $2.7 million, while the Asset Gathering Segment increased 7.8%, or $5.1 million.

      Consolidated pre-tax income decreased primarily due to the $64.0 million Q3 unlocking of the Company's deferred policy acquisition costs (DAC) asset, which increased the amortization of the DAC asset. Total amortization of DAC increased 103.5%, or $68.7 million. This decreases in pre-tax income was partially offset by an increase in investment-type product charges of 7.9%, or $11.8 million and lower other operating costs and expenses which decreased 1.3%, or $3.8 million. Amortization of deferred policy acquisition costs increased due to the Q3 unlocking of the DAC asset based on changes in the future investment return assumptions and lowering the long-term growth rate assumption from 9%, to 8%, gross of fees (which are approximately 1% to 2%). In addition, we lowered the average rates for the next five years from the mid-teens to 13%, gross of fees. We also increased certain

                       JOHN HANCOCK LIFE INSURANCE COMPANY

fee rates on these policies ( the VST fee increase). These changes in assumptions resulted in the Q3 unlocking of the DAC asset, which impacted the Asset Gathering and Protection Segments (See Note 1 - Summary of Significant Accounting Policies in the notes to unaudited consolidated financial statements and Critical Accounting Policies in this MD&A). The Company recognized net realized investment and other losses of $37.8 million compared to $58.9 million in the prior year. Net realized investment and other losses in the current period were driven by losses recognized on other than temporary declines in value and sales of fixed maturity securities of $103.9 million. The two largest impairments were, additional write-downs on Enron related entities, based on new information provided during the third quarter, and US Airways, as a result of negotiations over lease renewals as part of the US Airways bankruptcy process. In addition, the Company wrote down CBO equity investments totaling $19.9 million and equity securities totaling $17.8 million. Partially offsetting these losses on investments were gains on disposal of fixed income investments of $34.2 million, gains of $27.1 million generated primarily on changes in the fair value of derivative securities used to provide flexibility in a low interest rate environment to meet the fixed rate guarantees on certain company liabilities, gains on the disposal of equity securities of $26.5 million and prepayment gains of $14.4 million, as borrowers took advantage of lower interest rates (See General Accounts Investments in this MD&A). Investment-type product charges increased primarily due to higher amortization of deferred revenue was driven by the Protection Segment. The increase in amortization of deferred revenue primarily resulted in $12.3 million of amortization associated with the Q3 unlocking, mentioned previously. (See Note 1 - Summary of Significant Accounting Policies in the notes to unaudited consolidated financial statements and the Critical Accounting Policies section of this MD&A). Other operating costs and expenses decreased from the prior year due to company-wide cost cutting measures, most notably resulting in a $14.7 million decrease in other operating cost and expenses in the mutual funds business.

      Revenues increased 1.2%, or $19.1 million, from the prior year. Investment-type product charges increased 7.9%, or $11.8 million, primarily due to amortization of deferred revenue of $12.3 million, in the Protection Segment related to the Q3 unlocking, discussed above. As mentioned previously, net realized investment and other losses decreased 35.8%, or $21.1 million, from the prior year, which also contributed to higher total revenues in the current period. Offsetting these increases to revenues, were a decrease in net investment income and a decrease in investment management revenues, commissions and other fees. Net investment income decreased 4.6%, or $41.9 million, from the prior year primarily due to decreases in the Corporate and Other and G&SFP Segments. Corporate and Other Segment net investment income decreased $37.0 million, driven by investment losses and transfer of capital to business segments to support growth in the fixed annuity and G&SFP spread-based product lines. G&SFP Segment net investment income decreased 6.1%, or $27.7 million from the prior year, where the return on approximately $10 billion, or 43%, of the asset portfolio floats with market rates, which back liabilities with floating crediting rates. Approximately $12 billion, or 24%, of total Company average invested assets are invested in floating rate investments, which back liabilities with floating crediting rates. Average invested assets were $49,914.0 million at September 30, 2002, an decrease of 3.0% from the prior year. Partially offsetting these decreases to net investment income were increases in the Asset Gathering Segment, 12.9%, or $16.9 million and the Protection Segment, 3.6%, or $11.5 million. Investment management revenues, commission and other fees decreased 13.7%, or $19.0 million driven by a decrease in third party advisory assets under management due to market depreciation.

      Benefits and expenses increased 4.9%, or $69.6 million, from the prior year. The increase was driven by the $64.0 million Q3 unlocking of the Company's DAC asset, which increased the amortization of the DAC asset. Total amortization of DAC increased 103.5%, or $68.7 million from the prior year due to the Company's Q3 unlocking of the DAC asset based on changes in assumptions mentioned previously. Dividends to policyholders increased 11.0%, or $13.5 million, driven by the Protection Segment. The increase in the Protection Segment was primarily due to increased dividends of $13.0 million on traditional life insurance products due to reserve growth and an increase in the dividend scale. Offsetting these increases to benefits and expenses, were decreased benefits to policyholders of $8.8 million, driven by a decrease of 13.4%, or $46.0 million, in the G&SFP Segment. This decrease is due to lower interest credited on account balances for spread-based products. Lower interest credited in the spread-based product business is the result the decline in the average interest credited rate from the reset of the floating rate liabilities at current market rates. Offsetting this decrease were increased benefits to policyholders in the Corporate and Other Segment, $18.9 million and the Protection Segment, $15.9 million. In addition, operating

                       JOHN HANCOCK LIFE INSURANCE COMPANY


costs and expenses decreased $3.8 million, from the prior year primarily due to company-wide cost cutting measures, most notably in the mutual funds business. Mutual fund operating costs and expenses decreased due to lower compensation expense and lower variable commissions and distribution expense.

Nine months Ended September 30, 2002 Compared to Nine months Ended September 30, 2001

      The following discussion reflects adjustments to the prior year results for the adoption of Statement of Position (SOP) 00-3, "Accounting by Insurance Enterprises for Demutualizations and Formation of Mutual Holding Companies and Certain Long-Duration Participating Contracts." In addition, in the fourth quarter of 2001 the Company transferred its remaining ownership interest in both John Hancock Canadian Holdings Limited and certain other international subsidiaries, with a total carrying value of $300.1 million at December 31, 2001, to its Parent, JHFS, in the form of dividend. The transfer has been accounted for as a transfer of entities under common control. As a result of the transfer of entities under common control, all current and prior period consolidated financial data has been restated to exclude the results of operations, financial position, and cash flows of these transferred foreign subsidiaries from the Company's financial statements. No gain or loss was recognized on the transfer transaction. Consolidated pre-tax income decreased 29.9%, or $202.5 million from the prior year. The change in consolidated pre-tax income was recognized by segment as follows: the Corporate and Other Segment decreased 185.0%, or $89.6 million, and the Guaranteed and Structured Financial Products Segment (G&SFP) decreased 36.6%, or $68.8 million, the Protection Segment decreased 19.0%, or $53.6 million while the Asset Gathering Segment increased 6.1%, or $8.1 million, and the Investment Management Segment increased 5.2%, or $1.4 million, from the prior year.

      Consolidated pre-tax income decreased primarily due to an increase in net realized investment and other losses of 158.3%, or $152.8 million. In addition, amortization of deferred policy acquisition cost increased 33.2% or $64.2 million, driven by the Q3 unlocking of $64.0 million of its DAC asset mentioned previously. Investment management revenues, commissions and other fees decreased 10.3%, or $45.0 million. In addition, the Company recorded a $30.0 million reserve for the "Modal Premium" class action lawsuit during the second quarter to provide relief to class members and for legal and administrative costs associated with the settlement. Net realized investment and other losses in the current period were driven by losses recognized on other than temporary declines in value and sales of fixed maturity securities of $334.4 million. The largest impairments were, additional write-downs on Enron related entities, based on new information provided during the third quarter, and US Airways, as a result of negotiations over lease renewals as part of the US Airways bankruptcy process, NRG Energy, Worldcom and High Voltage Engineering. In addition, the Company wrote down CBO equity investments totaling $58.6 million and equity STET securities totaling $33.6 million. Partially offsetting these losses on investments were gains on disposal of and prepayments of fixed income investments of $122.0 million, gains on disposal of equity securities of $121.9 million and losses of $18.6 million and $15.3 million, respectively, allocated to the participating pension contractholders and the policyholder dividend obligation (See General Accounts Investments in this MD&A). Amortization of DAC increased from the prior year due to the Q3 unlocking of the DAC asset totaling $64.0 million which impacted the Asset Gathering and Protection Segments (See
Note 1 - Summary of Significant Accounting Policies in the notes to unaudited consolidated financial statements and the Critical Accounting Policies section of this MD&A). Investment management revenues, commissions and other fees decreased 10.3%, or $45.0 million, in the current period due to a decrease in third party advisory assets under management, resulting from market depreciation. Offsetting the impact of the above, were increased universal life and investment-type product charges of 3.3%, or $14.7 million, driven by higher amortization of deferred revenue in the Protection Segment associated with the Q3 unlocking. The increase in amortization of deferred revenue included $12.3 million related to the changes in the future investment return assumptions. In addition, other revenues increased 53.4%, or $60.5 million, driven by the acquisition of Signature Fruit in the Corporate and Other Segment and the inclusion of $169.6 million in Signature Fruit revenue compared to $111.1 million in the prior year. Signature Fruit began operations in April 2001 and therefore was not part of the Corporate and Other Segment during the first quarter of the prior year.

      Revenues decreased 3.0%, or $149.7 million, from the prior year. The decrease in revenues was driven by a 3.5%, or $97.3 million, decrease in net investment income primarily due to a decrease in the G&SFP Segment where the return on approximately 39%, or $9 billion, of the asset portfolio floats with market, which back liabilities with floating crediting rates. Approximately $12 billion, or 23%, of total Company average invested assets are invested in floating rate investments, which back liabilities with floating crediting rates. Average invested assets were $51,599.9 million at September 30, 2002, an increase of 4.3% from the prior year. The previously discussed $152.8 million increase in net realized investment and other losses also contributed to lower revenues in the current period. The majority of the investments underlying these losses were on fixed income investments on which the Company was not accruing investment income. Investment management revenues,

                       JOHN HANCOCK LIFE INSURANCE COMPANY


commission and other fees decreased 10.3%, or $45.0 million, from the prior year, driven by a decrease of an 8.8% in third party advisory assets under management. Offsetting the decreases to revenues was an increase of $60.5 million in other revenue, driven by revenues from Signature Fruit of $69.4 million, which began operations on April 1, 2001.

      Benefits and expenses increased 1.2%, or $52.8 million, from the prior year. The increase was offset by a decrease in benefits to policyholders of 1.6%, or $46.2 million, which includes a 18.2%, or $199.0 million decrease in benefits to policyholders in the G&SFP Segment. G&SFP's benefits to policyholders decreased due to a lower change in annuity reserves reflecting lower sales of single premium annuity contracts and lower interest credited. Benefits to policyholders in the Protection Segment increased 11.9%, or $139.8 million, from the prior year primarily due to an increase in benefits to policyholders of $88.6 million in the long term care insurance business due to growth in the business on higher renewal premiums from the prior year sales, higher current year sales and a $30.0 million charge related to the "Modal Premium" class action lawsuit settlement. Amortization of deferred policy acquisition costs increased 33.2%, or $64.2 million, due to the Q3 unlocking of the DAC asset, as discussed previously. Dividends to policyholders increased 6.3%, or $24.7 million, driven by the Protection Segment as a result of increased dividends in the traditional life insurance business due to reserve growth and an increase in the dividend scale. Operating costs and expenses increased 1.1%, or $10.1 million, primarily due to an increase in the Corporate and Other Segment of $77.1 million driven by the inclusion of $175.1 million in Signature Fruit benefits and expenses compared tp $117.0 million in the prior year. Signature Fruit began operations on April 1, 2001 and therefore was not part of the Corporate and Other Segment during the first quarter of the prior year. Partially offsetting these increases in operating costs and expenses was a decrease of $87.3 million in the Asset Gathering Segment due to approximately $58.6 million in cost reductions in the mutual funds business. Mutual fund operating expense decrease due to lower compensation expense, lower variable commission and distribution expenses. In addition, during 2001 the mutual fund business incurred restructuring costs primarily related to the sale of the full-service retirement plan business.

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

                                                                   Three Months Ended         Nine Months Ended,
                                                                      September 30,              September 30,
                                                                    2002        2001            2002       2001
                                                                   ---------------------------------------------
                                                                                   (in millions)
Segment Data: (1)
Segment after-tax operating income:
     Protection Segment.........................................   $ 65.7       $ 64.1        $ 215.2     $209.2
     Asset Gathering Segment....................................     14.6         41.0           95.2      109.9
                                                                   -------------------        ------------------
       Total Retail Segments....................................     80.3        105.1          310.4      319.1

     Guaranteed and Structured Financial Products
       Segment..................................................     68.3         62.9          204.5      180.2
     Investment Management Segment..............................      4.5          7.0           16.8       17.0
                                                                   -------------------        ------------------
       Total Institutional Segments.............................     72.8         69.9          221.3      197.2

     Corporate and Other Segment................................      7.4         19.0           22.1       44.7
                                                                   -------------------        ------------------
       Total segment after-tax operating income.................    160.5        194.0          553.8      561.0

After-tax adjustments: (1)
       Net realized investment and other gains (losses).........    (23.2)       (37.4)        (159.2)     (61.8)
       Class action lawsuit.....................................       --           --          (19.5)        --
       Surplus tax..............................................       --          3.8             --        3.8
       Restructuring charges....................................     (4.0)        (1.7)          (8.4)     (21.0)
                                                                   -------------------        ------------------
           Total after-tax adjustments..........................    (27.2)       (35.3)        (187.1)     (79.0)

GAAP Reported:
       Income before cumulative effect of accounting
         changes................................................    133.3        158.7          366.7      482.0
       Cumulative effect of accounting changes, net of tax......       --           --             --        7.2
                                                                   -------------------        ------------------
       Net income...............................................   $133.3       $158.7        $ 366.7     $489.2
                                                                   ===================        ==================

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

                                                                         Three Months Ended        Nine Months Ended
                                                                            September 30,            September 30,
                                                                           2002       2001          2002       2001
                                                                         -------------------------------------------
                                                                                        (in millions)
Net realized investment and other gains (losses) ....................    $(12.0)    $(37.2)       $(258.4)    $(84.4)
Add (less) amortization of deferred policy acquisition costs
   related to net realized investment and other gains (losses) ......     (14.9)       1.0            9.5        2.3
Add (less) amounts credited to participating pension
   contractholder accounts ..........................................      11.0      (14.1)          18.9      (15.0)
Add (less) amounts credited to policyholder dividend obligation .....     (21.9)      (8.6)         (19.3)       0.6
                                                                         -------------------------------------------

Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs and amounts credited to participating pension contractholders per unaudited
   consolidated financial statements ................................     (37.8)     (58.9)        (249.3)     (96.5)
Add net realized investment and other gains (losses)
   attributable to mortgage securitizations .........................      (0.9)      (0.9)          (1.9)      (3.4)
                                                                         -------------------------------------------

Net realized investment and other gains (losses) net - pre-tax
   adjustment to calculate segment operating income .................     (38.7)     (59.8)        (251.2)     (99.9)
Less income tax effect ..............................................      15.5       22.4           92.0       38.1
                                                                         -------------------------------------------

Net realized investment and other gains (losses) - after-tax
   adjustment to calculate segment operating income .................    $(23.2)    $(37.4)       $(159.2)    $(61.8)
                                                                         ===========================================

      The Company incurred after-tax restructuring charges to reduce costs and increase future operating efficiency by consolidating portions of our operations. Additional information regarding restructuring costs is included in
Note 1 -- Summary of Significant Accounting Policies in the notes to the unaudited consolidated financial statements. After-tax restructuring costs net of related curtailment pension and other post employment benefit related gains, were $4.0 million and $1.7 million for the three month periods ended September 30, 2002 and 2001, respectively, and $8.4 million and $21.0 million for the nine month periods ended September 30, 2002 and 2001, respectively. The nine month period ended September 30, 2001 included $9.0 million of restructuring charges related to the sale of our full service retirement plan business. There were no restructuring charges related to the sale of our full service retirement plan business for the three month period ended September 30, 2001.

      The Company incurred a $19.5 million after-tax charge related to the settlement of the Modal Premium class action lawsuit. The settlement agreement involves policyholders who paid premiums on a monthly, quarterly, or semi-annual basis rather than annually. The settlement costs are intended to provide for relief to class members and

                       JOHN HANCOCK LIFE INSURANCE COMPANY


for legal and administrative costs associated with the settlement. In entering into the settlement, the Company specifically denied any wrongdoing. Although some uncertainty remains as to the entire cost of claims, it is expected that the final cost of the settlement will not differ materially from the amounts presently provided by the Company.

      Effective within the year 2000, the Company is no longer subject to the surplus tax imposed on mutual life insurance companies. During the three and nine month periods ended September 30, 2001, the Company recognized a reduction in equity based taxes of $3.8 million, respectively, resulting from a revised estimate related to prior years. This after-tax credit was excluded from after-tax operating income for these periods.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Protection Segment

The following table presents certain summary financial data relating to the Protection Segment for the periods indicated.

                                                               Three Months Ended        Nine Months Ended
                                                                  September 30,            September 30,
                                                                 2002       2001          2002       2001
                                                              ---------------------    ---------------------
                                                                               (in millions)
Revenues .................................................    $  812.8     $  761.4    $2,394.9     $2,229.7

Benefits and expenses (2) ................................       703.0        655.8     2,054.2      1,903.4

Income taxes (2) .........................................        44.1         41.5       125.5        117.1
                                                              ---------------------    ---------------------

Segment after-tax operating income (1) ...................        65.7         64.1       215.2        209.2
                                                              ---------------------    ---------------------

After-tax adjustments: (1)
   Net realized investment and other gains (losses) (2) ..       (11.8)        (2.8)      (48.7)       (23.5)
   Restructuring charges .................................        (0.6)        (1.0)       (4.7)        (3.8)
     Class action lawsuit ................................          --           --       (18.7)          --
     Surplus tax .........................................          --          1.5          --          1.5
                                                              ---------------------    ---------------------
Total after-tax adjustments ..............................       (12.4)        (2.3)      (72.1)       (25.8)
                                                              ---------------------    ---------------------

GAAP Reported:
Income before cumulative effect of accounting changes ....        53.3         61.8       143.1        183.4
Cumulative effect of accounting changes, net of tax ......          --           --          --         11.7
                                                              ---------------------    ---------------------
Net income ...............................................    $   53.3     $   61.8    $  143.1     $  195.1
                                                              =====================    =====================

Other Data:
Segment after-tax operating income: (1)
   Non-traditional life (variable and universal life) ....    $   22.0     $   29.1    $   79.4     $   91.0
   Traditional life ......................................        25.0         23.6        81.9         79.2
   Long-term care ........................................        20.4         14.6        57.4         43.6
   Other .................................................        (1.7)        (3.2)       (3.5)        (4.6)
                                                              ---------------------    ---------------------
Segment after-tax operating income: (1) ..................    $   65.7     $   64.1    $  215.2     $  209.2
                                                              =====================    =====================

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

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

      Segment after-tax operating income increased 2.4%, or $1.6 million, from the prior year. Non-traditional life insurance business after-tax operating income decreased 24.4%, or $7.1 million, primarily due to higher amortization of deferred policy acquisition costs, driven by unlocking of deferred policy acquisition costs partially offset by increased universal life and product-type fee income and higher net investment income. Traditional life insurance business after-tax operating income increased 5.9%, or $1.4 million, primarily due to lower operating costs and expenses, partially offset by lower net investment income. Long-term care insurance business after-tax operating income increased 39.7%, or $5.8 million, resulting from growth of the business.

      Revenues increased 6.7%, or $51.4 million, from the prior year. Premiums increased 8.5%, or $28.5 million, primarily due to the long-term care insurance and traditional life insurance businesses. Long-term care insurance premiums increased 20.4%, or $19.4 million, driven by continued overall growth in the business. Traditional life

                       JOHN HANCOCK LIFE INSURANCE COMPANY


insurance business premiums increased 3.8%, or $9.1 million, primarily due to the return of renewal premiums in the prior year as part of the resolution of the class action lawsuit which amounted to $6.0 million. This increase in premiums was offset by a corresponding change in benefit reserves. Universal and investment-type product charges increased 12.1%, or $12.8 million, primarily due to higher amortization of unearned revenue of $7.2 million and increased expense charges of $5.1 million. The increase in amortization of unearned revenue included $12.3 million associated with the Q3 unlocking (See Note 1 - Summary of Significant Accounting Policies in the notes to the unaudited consolidated financial statements and the Critical Accounting Policies in this MD&A. The Segment's net investment income increased 3.6%, or $11.5 million, primarily due to increased asset balances.

      Benefits and expenses increased 7.2%, or $47.2 million from the prior year. Benefits to policyholders increased 3.8%, or $16.0 million, primarily due to long-term care insurance and non-traditional life insurance businesses. The long-term care insurance business had an increase in benefits to policyholders of 22.4%, or $19.3 million, primarily due to additions for reserves for premium growth and higher claim volume from business growth. Long-term care insurance policies have increased to 582.6 thousand from 524.6 thousand in the prior year and open claims increased to 5,190 from 4,228 in the prior year. The non-traditional life insurance business had an increase in benefits to policyholders of 3.5%, or $2.3 million, from the prior year. Other operating costs and expenses decreased 7.0%, or $5.2 million, primarily due to a decrease of $5.7 million in operating expenses on traditional products for expense reductions. Amortization of deferred policy acquisition costs increased 56.4%, or $24.4 million, primarily due to non-traditional life insurance business driven by the $27.9 million Q3 unlocking of the DAC asset (See Note 1 - Summary of Significant Accounting Policies in the notes to the unaudited consolidated financial statements and Critical Accounting Policies in this MD&A). Dividends to policyholders increased 10.5%, or $12.0 million, primarily due to increased dividends of $13.0 million on traditional life insurance business within the closed block, as a result of an increase in the dividend scale and normal aging of the policies. The Segment's effective tax rate on operating income was 40.2% compared to 39.3% for the prior year. The increase was primarily due to decreased deductions for general account dividends received on common stock and from market fluctuations in corporate owned life insurance programs.

Nine months Ended September 30, 2002 Compared to Nine months Ended September 30, 2001

      Segment after-tax operating income increased 2.9%, or $6.0 million, from the prior year. Non-traditional life insurance after-tax operating income decreased 12.7%, or $11.6 million, due to increases in benefits to policyholders and amortization of deferred policy acquisition costs driven by the Q3 unlocking of the DAC asset, as mentioned previously, partially offset by higher universal life and investment-type product charges and net investment income. Traditional life insurance business after-tax operating income increased 3.4%, or $2.7 million, primarily due to higher premiums offset by lower net investment income. Long-term care insurance business after-tax operating income increased 31.7%, or $13.8 million, as a result of growth in the business.

      Revenues increased 7.4%, or $165.2 million, from the prior year. Premiums increased 11.4%, or $111.2 million, primarily due to long-term care insurance premiums, which increased 35.0%, or $86.7 million, driven by continued growth in the business. The prior year long-term care insurance premium was reduced by $43.2 million of reserves transferred to John Hancock Reassurance Company, LTD. In addition, traditional life insurance premiums increased 3.3%, or $24.4 million, primarily due to the return of renewal premiums in the prior year as part of the resolution of the class action lawsuit of $35.0 million, offset by a corresponding change in benefit reserves. Universal life and investment-type product charges increased 8.0%, or $24.6 million due primarily to higher amortization of unearned revenue of $8.7 million and increased expense charges of $10.0 million. The increase in amortization of unearned revenue included $12.3 million associated with the Q3 unlocking mentioned previously. Segment net investment income increased 3.8%, or $35.7 million, primarily due to increased asset balances.

      Benefits and expenses increased 7.9%, or $150.8 million from the prior year. Benefits to policyholders increased 10.7%, or $125.6 million, primarily due to growth in the long-term insurance business. Long-term care insurance benefits to policyholders increased $87.7 million primarily due to additions to reserves for premium growth and to higher claim volume driven by business growth. Long-term care policies have increased to 582.6 thousand from 524.6 thousand in the prior year and open claims increased from to 5,190 to 4,228 in the prior year. The non-traditional life insurance business had in increase in benefits to policyholders of 26.8%, or $47.3 million, primarily due to a $22.6 million increase in death claims, net of reserves released and a $23.0 million increase in interest credited on higher current year account balances, driven by an increase in insurance in-force. In addition,

                       JOHN HANCOCK LIFE INSURANCE COMPANY


the prior year includes the transfer of $43.2 million of reserves to John Hancock Reassurance Company, LTD. Other operating costs and expenses decreased 7.4%, or $18.1 million, primarily due to a decrease of $10.8 million for non-traditional insurance products mainly attributable expense reductions. Amortization of deferred policy acquisition costs increased 5.5%, or $7.3 million, primarily due to the non-traditional life insurance business driven by the $27.9 million Q3 unlocking of DAC asset, as mentioned previously. This increase was partially offset by a decrease in the amortization of deferred policy acquisition costs in the traditional life insurance business of $18.8 million, due to improved persistency on term insurance, and lower margins. Dividends to policyholders increased 10.2%, or $36.1 million due to increased dividends of $38.3 million on traditional life insurance products within the closed block, due to both an increase in dividend scale and normal aging of the policies. The Segment's effective tax rate on operating income was 36.8% compared to 35.9% for the prior year. This increase was primarily due to decreased deductions for general account dividends received on common stock and market fluctuations in corporate-owned life insurance programs.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Asset Gathering Segment

The following table presents certain summary financial data relating to the Asset Gathering Segment for the periods indicated.

                                                           Three Months Ended     Nine Months Ended
                                                              September 30,         September 30,
                                                             2002       2001       2002       2001
                                                            -----------------     -----------------
                                                                        (in millions)

Revenues ...............................................    $280.8     $296.2     $839.2     $880.0

Benefits and expenses ..................................     258.2      240.0      698.8      721.6

Income taxes ...........................................       8.0       15.2       45.2       48.5
                                                            -----------------     -----------------

Segment after-tax operating income (1) .................      14.6       41.0       95.2      109.9
                                                            -----------------     -----------------

After-tax adjustments: (1)
   Net realized investment and other gains (losses) ....      34.5        6.6        6.5         --
   Restructuring charges ...............................      (3.1)      (0.3)      (5.0)     (15.4)
                                                            -----------------     -----------------
Total after-tax adjustments ............................      31.4        6.3        1.5      (15.4)

GAAP Reported:
Income before cumulative effect of accounting changes ..      46.0       47.3       96.7       94.5
Cumulative effect of accounting changes, net of tax ....        --         --         --       (0.5)
                                                            -----------------     -----------------

Net income .............................................    $ 46.0     $ 47.3     $ 96.7     $ 94.0
                                                            =================     =================

(1)   See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

      Segment after-tax operating income decreased 64.4%, or $26.4 million from the prior year. The decrease in segment after-tax operating income was driven by a $29.0 million decrease in the variable annuity business. The variable annuity business suffered due to significant declines in the equity markets leading to increased amortization of deferred policy acquisition costs driven by the Q3 unlocking. Partially offsetting the losses in the variable annuity business was growth of 19.1%, or $3.7 million, in after-tax operating income in the fixed annuity business driven by growth in assets backing fixed annuity products. Essex, a distribution subsidiary primarily serving the financial institution channel, experienced a decrease in after-tax operating income of $1.8 million. Signature Services, the Company's record keeping and servicing company, after-tax operating income decreased $0.3 million. First Signature Bank's after-tax operating income decreased $0.2 million. The mutual funds business after-tax operating income increased 0.7%, or $0.1 million. Earnings remained basically flat primarily due to a decrease in management advisory fees, offset by a decrease in operating expenses. Signator Investors, the Company's broker-dealer distribution subsidiary, after-tax operating income increased by $1.1 million.

      Revenues decreased 5.2%, or $15.4 million, from the prior year. The decrease in revenue was due to a $17.9 million decline in investment management revenues primarily driven by the mutual fund business, a $12.4 million decline in premiums in the fixed annuity business on lower life-contingent fixed annuity sales and a $1.9 million decline in investment product charges in the variable annuity business on lower average fund values. These declines in revenues were partially offset by an increase of 12.9%, or $16.9 million in net investment income. The increase in net investment income was primarily due to increases in invested assets backing fixed annuity products, partially offset by lower earned yields in the portfolio. Average invested assets backing fixed annuity products increased 29.6% to $8,304.4 million while the average investment yield decreased 113 basis points. Investment-type product charges decreased 6.1%, or $1.9 million, due to a decline in the average variable annuity reserves that decreased 13.9%, or $871.4 million, to $5,412.3 million from the prior year. This decrease in average variable annuity reserves is driven by both market depreciation of $501.9 million and net outflows of $240.6 million since September

                       JOHN HANCOCK LIFE INSURANCE COMPANY


30, 2001. For variable annuities, the mortality and expense fees as a percentage of average account balances were 1.34% and 1.26% for the current and prior year periods.

      Investment management revenues, commissions, and other fees decreased 16.0%, or $17.9 million from the prior year. Average mutual fund assets under management were $25,440.7 million for the three months ended September 30, 2002, a decrease of $3,731.5 million, or 12.8%, from the prior year. The decrease in average mutual fund assets under management is primarily due to market depreciation of $2,537.1 million from September 30, 2001. The mutual fund business experienced net deposits of $51.0 million since September 30, 2001,and net deposits of $273.1 million for the three months ended September 30, 2002 compared to net redemptions of $11.2 million in the prior year, an improvement of $284.3 million. This change was primarily due to an increase in deposits of $703.7 million driven by the John Hancock Preferred Income closed-end fund offering, which generated $622.2 million in sales and the acquisition of the U.S. Global Leaders Growth Fund, which had $72.6 million in sales. Also, there were $378.8 million institutional advisory account deposit in the current year compared to $151.5 million in the prior year. Investment advisory fees were $35.3 million for the three months ended September 30, 2002, a decrease of $7.5 million, or 17.6%, from the prior year and were 0.56% and 0.59% of average mutual fund assets under management for the three months ended September 30, 2002 and 2001. Underwriting and distribution fees decreased 16.0%, or $9.2 million, to $48.2 million for the three months ended September 30, 2002, primarily due to a decrease in front end load charge mutual fund sales, resulting in a decrease of $9.1 million in fees and accordingly, commission revenue. The decrease also included a $0.1 million decrease in distribution and other fees. Shareholder service and other fees were $10.4 million for the three months ended September 30, 2002 compared to $11.4 million in the prior year.

      Benefits and expenses increased 7.6%, or $18.2 million from the prior year. Benefits to policyholders increased 1.9%, or $2.2 million, primarily due to an increase in payments in the variable annuity business for guaranteed minimum death benefits of $1.7 million. Other operating costs and expenses decreased 27.6%, or $28.5 million, from the prior year period. The decrease was primarily due to cost savings in the mutual fund business as well as company wide cost reduction programs, which also drove the decline in expenses in the other Asset Gathering segment businesses. Amortization of deferred policy acquisition costs increased $44.5 million, primarily due to the variable annuity business driven by the $36.1 million Q3 unlocking of the DAC asset (See Note 1 - Significant Accounting Policies in the notes to the unaudited consolidated financial statements and the Critical Accounting Policies in this MD&A). The Segment's effective tax rate on operating income was 35.4% for the three months ended September 30, 2002 and 27.0% for the prior year. The increase in the rate is due to lower dividends received deductions in the current period compared to 2001 associated with lower dividends received on stocks in the variable annuity separate account investment funds.

Nine months Ended September 30, 2002 Compared to Nine months Ended September 30, 2001

      Segment after-tax operating income decreased 13.4%, or $14.7 million from the prior year. The variable annuity business after-tax operating income decreased 18.7%, or $26.5 million, from the prior year, primarily driven by a $43.6 million increase in amortization of deferred acquisition costs driven by the Q3 unlocking. This decrease was partially offset by an increase in fixed annuity after-tax operating income of 15.0%, or $7.9 million, driven by a decrease in benefits to policyholders. Mutual funds after-tax operating income was $41.3 million, decreasing 2.6%, or $1.1 million primarily due to a 14.9%, or $41.4 million decrease in management advisory fees, partially offset by a 18.6%, or $40.3 million, decrease in operating expenses. Signature Services after-tax operating income increased $2.4 million, driven by an increase in management advisory fees from the same period in 2001. Signator Investors had after-tax operating income of $0.8 million, an increase of $3.7 million.

      Revenues decreased 4.6%, or $40.8 million, from the prior year. The decrease in revenue was due to a $46.0 million decline in premiums in the fixed annuity business on lower life-contingent fixed annuity sales, a $35.2 million decline in investment management revenues driven by the mutual fund business and a $6.0 million decrease in investment product charges in the variable annuity business on lower average fund values. These declines in revenues were partially offset by an increase of 12.2%, or $45.4 million in net investment income. The increase in net investment income was primarily due to increases in invested assets backing fixed annuity products, partially offset by lower earned yields in the portfolio. Average invested assets backing fixed annuity products increased 24.7% to $7,512.4 million while the average investment yield decreased 75 basis points. Investment-type product charges decreased 6.2%, or $6.0 million, due to a decline in the average variable annuity

                       JOHN HANCOCK LIFE INSURANCE COMPANY


reserves that decreased 12.3%, or $801.1 million, to $5,732.4 million from the prior year. This decrease in average variable annuity reserves is driven by both market depreciation of $501.9 million and net outflows of $240.6 million since September 30, 2001. For variable annuities the mortality and expense fees as a percentage of average account balances were 1.35% and 1.28% for the current and prior year period.

      Investment management revenues, commissions, and other fees decreased 10.2%, or $35.2 million from the prior year. Average mutual fund assets under management were $27,327.0 million for the nine months ended September 30, 2002, a decrease of $2,630.3 million, or 8.8%, from the prior year period. The decrease in average mutual fund assets under management is primarily due to market depreciation of approximately $2,537.1 million since September 30, 2001. The mutual fund business experienced net deposits of $51.0 million since September 30, 2001, and net redemptions of $390.7 million for the nine months ended September 30, 2002 compared to net deposits of $112.8 million in the prior year, a decline of $503.5 million. This change was primarily due to a decrease in deposits of $509.0 million driven by a decrease in retail open-end fund sales and institutional advisory account deposits in the current year compared to the prior year. The decrease was partially offset by $622.2 million in sales of the John Hancock Preferred Income closed-end fund, the acquisition of the U.S. Global Leaders Growth Fund, which had $122.4 million in sales, and a $92.8 million increase in private managed account sales. In addition, the sale of the full service retirement plan business during 2001 contributed to the decrease in deposits in the current period. Investment advisory fees were $116.9 million for the nine months ended September 30, 2002, a decrease of 14.0%, or $19.1 million, from the prior year and were 0.57% and 0.61% of average mutual fund assets under management for the nine months ended September 30, 2002 and 2001. Underwriting and distribution fees decreased 7.1%, or $12.3 million, to $161.7 million for the nine months ended September 30, 2002, primarily due to a decrease in front end load mutual fund sales, resulting in a decrease of $8.9 million in distribution and other fees. The decrease also included a $3.4 million decrease in fees. Shareholder service and other fees were $32.4 million for the nine months ended September 30, 2002 compared to $36.3 million in the prior year.

      Benefits and expenses decreased 3.2%, or $22.8 million from the prior year. Benefits to policyholders decreased 2.9%, or $9.7 million, primarily due to $42.9 million lower life-contingent immediate fixed annuity reserves on new business, partially offset by a $34.8 million increase in interest credited on fixed annuity account balances due to higher average account balances. Other operating costs and expenses decreased 21.6%, or $71.0 million, from the prior year. The decrease was primarily due to cost savings in the mutual fund business as well as company wide cost reduction programs, which drove the decline in expenses in the other Asset Gathering segment businesses. Amortization of deferred policy acquisition costs increased 97.1%, or $57.8, primarily due to the variable annuity business driven by the $36.1 million Q3 unlocking of the DAC asset mentioned previously. The Segment's effective tax rate on operating income was 32.2% for the nine months ended September 30, 2002 and 30.6% for the prior year. The increase in the rate is due to lower dividends received deductions in the period compared to 2001 associated with lower dividends received on stocks in the variable annuity separate account investment funds.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Guaranteed and Structured Financial Products Segment

The following table presents certain summary financial data relating to the Guaranteed and Structured Financial Products Segment for the periods indicated.

                                                            Three Months Ended      Nine Months Ended
                                                               September 30,          September 30,
                                                              2002       2001       2002         2001
                                                            -------------------------------------------
                                                                          (in millions)
Revenues ...............................................    $445.8     $474.2     $1,325.1     $1,462.6

Benefits and expenses ..................................     345.3      379.2      1,022.3      1,192.2

Income taxes ...........................................      32.2       32.1         98.3         90.2
                                                            -----------------     ---------------------

Segment after-tax operating income (1) .................      68.3       62.9        204.5        180.2
                                                            -----------------     ---------------------

After-tax adjustments: (1)
   Net realized investment and other gains (losses) ....     (47.4)     (36.9)      (116.8)       (51.3)
   Restructuring charges ...............................        --         --         (0.5)        (0.7)
   Surplus Tax .........................................        --        2.1           --          2.1
                                                            -----------------     ---------------------
Total after-tax adjustments ............................     (47.4)     (34.8)      (117.3)       (49.9)
                                                            -----------------     ---------------------

GAAP Reported:
Income before cumulative effect of accounting changes ..      20.9       28.1         87.2        130.3
Cumulative effect of accounting changes, net of tax ....        --         --           --         (1.2)
                                                            -----------------     ---------------------
Net income .............................................    $ 20.9     $ 28.1     $   87.2     $  129.1
                                                            =================     =====================

Other Data:
Segment after-tax operating income: (1)
   Spread-based products ...............................    $ 61.5     $ 57.4     $  186.4     $  161.8
   Fee-based products ..................................       6.8        5.5         18.1         18.4
                                                            -----------------     ---------------------
Segment after-tax operating income (1) .................    $ 68.3     $ 62.9     $  204.5     $  180.2
                                                            =================     =====================

(1)   See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

     Segment after-tax operating income increased 8.6%, or $5.4 million from the prior year. Spread-based products after-tax operating income increased 7.1%, or $4.1 million from the prior year, driven by a 14.8%, or $43.3 million decrease in benefits to policyholders. Lower benefits to policyholders reflect an increased level of reinsurance arrangements, resulting in a lower increase in policy reserves. The decrease in benefits to policyholders in the spread-based business was partially offset by a decline in net investment income of 6.0%, or $23.7 million, and increased operating costs, of 71.0%, or $13.2 million. Fee-based products after-tax operating income increased $1.3 million compared to the prior year, primarily due to fees earned on a large structured separate account withdrawal in the prior year which lowered assets under management in the current period, partially offset by lower risk-based capital and underwriting gains.

     Revenues decreased 6.0%, or $28.4 million from the prior year, driven by a decline in net investment income of 6.1%, or $27.7 million. Spread-based net investment income decreased 6.0%, or $23.7 million from the prior year, despite growth of 11.7%, or $2.5 billion in the average invested asset base. Net investment income declined as the average investment yield fell to 6.31% from 7.54% in the prior year. The decrease in the average investment yield is a reflection of the declining interest rate environment in the current period. Net investment income varies with market interest rates because the return on approximately $10 billion, or 43% of the asset portfolio floats with market rates. Matching the interest rate exposure on our asset portfolio to the exposure on our liabilities is a central feature of our asset/liability management process. Premiums decreased 21.7%, or $1.3 million from the prior year reflecting the increased level of reinsurance arrangements. Partially offsetting these decreases to revenues was an

                       JOHN HANCOCK LIFE INSURANCE COMPANY


increase of $0.9 million in investment-type product charges from the prior year due to increased general account fees.

      Benefits and expenses decreased 8.9%, or $33.9 million from the prior year, driven by lower benefits to policyholders in the current year. Spread-based benefits to policyholders decreased 14.8%, or $43.3 million due to increased level of reinsurance arrangements and lower interest credited. Interest credited decreased 13.1%, or $38.9 million from the prior year. This decrease resulted from the decline in the average interest credited rate on account balances, due to the reset of liabilities with floating rates and new business added at current market rates. The average interest credited rate fell to 4.80% from 6.07% in the prior year. Other operating costs and expenses increased 39.3%, or $10.3 million from the prior year. This increase was primarily due to the increased level of reinsurance arrangements. The increase in operating expenses for these arrangements is partially offset in lower benefits to policyholders. Dividends to policyholders increased $1.4 million to $10.2 million, from the prior year. The Segment's effective tax rate on operating income was 32.0% compared to 33.8% in the prior year due to increased affordable housing tax credits and an increase in the dividends received deduction that resulted from higher dividends being received.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

      Segment after-tax operating income increased 13.5%, or $24.3 million from the prior year. Spread-based after-tax operating income increased 15.2%, or $24.6 million, due to the increased investment spreads partially offset by the increased costs associated with the growing level of reinsurance arrangements. Fee-based products after-tax operating income decreased $0.3 million from the prior year primarily due to lower risk-based capital and lower underwriting gains.

      Revenues decreased 9.4%, or $137.5 million from the prior year, driven by a decline in net investment income of 8.0%, or $110.8 million. Spread-based net investment income decreased 7.9%, or $94.3 million from the prior year, despite growth of 11.2%, or $2.3 billion in the average invested asset base. Net investment income declined as the average investment yield fell to 6.54% from 8.01% in the prior year. The decrease in the average investment yield is a reflection of the declining interest rate environment in the current period. Net investment income varies with market interest rates because the return on approximately $9 billion, or 39% of the asset portfolio, floats with market rates that have decreased since the prior year. Matching the interest rate exposure on our asset portfolio to the exposure on our liabilities is a central feature of our asset/liability management process. Premiums decreased 62.2%, or $23.0 million from the prior year, reflecting the increased level of reinsurance arrangements. Investment type product charges decreased 9.8%, or $3.8 million from the prior year due to lower asset-based fees from separate accounts.

      Benefits and expenses decreased 14.3%, or $169.9 million from the prior year, driven by lower benefits to policyholders in the current year. Spread-based benefits to policyholders decreased 19.4%, or $180.1 million from the prior year due to an increased level of reinsurance arrangements and lower interest credited on account balances. Interest credited decreased 16.7%, or $153.5 million from the prior year. This decrease resulted from the decline in the average interest credited rate on account balances, due to the reset of liabilities with floating rates and new business added at current market rates. The average interest credited rate fell to 4.94% from 6.59% in the prior year. Other operating costs and expenses increased 40.4%, or $28.9 million from the prior year. This increase was primarily due to the increased level of reinsurance arrangements. The increase in operating expenses for these arrangements is partially offset in lower benefits to policyholders. Dividends to policyholders increased $0.6 million to $26.8 million from the prior year. The Segment's effective tax rate on operating income was 32.5% compared to 33.4% in the prior year due to increased affordable housing tax credits and an increased benefit for changes in the estimate of prior year balances.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Investment Management Segment

The following table presents certain summary financial data relating to the Investment Management Segment for the periods indicated.

                                               Three Months Ended      Nine Months Ended
                                                  September 30,          September 30,
                                                2002         2001      2002         2001
                                               ------------------     ------------------
                                                            (in millions)
Revenues ..................................    $30.5        $33.2     $94.4        $99.7

Benefits and expenses .....................     22.2         22.2      66.8         71.9

Income taxes ..............................      3.8          4.0      10.8         10.8
                                               ------------------     ------------------

Segment after-tax operating income (1)  ...      4.5          7.0      16.8         17.0
                                               ------------------     ------------------

After-tax adjustments: (1)
   Net realized investment and other
     gains (losses) .......................     (0.1)          --       0.4         (0.1)
   Restructuring charges ..................       --         (0.2)     (0.2)        (0.7)
                                               ------------------     ------------------
Total after-tax adjustments ...............     (0.1)        (0.2)      0.2         (0.8)
                                               ------------------     ------------------

GAAP Reported:
Income before cumulative effect of
   accounting changes .....................      4.4          6.8      17.0         16.2
Cumulative effect of accounting changes,
   net of tax .............................       --           --        --         (0.2)
                                               ------------------     ------------------
Net income ................................    $ 4.4        $ 6.8     $17.0        $16.0
                                               ==================     ==================

(1)   See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

     Segment after-tax operating income decreased $2.5 million, or 35.7%, from the prior year. The decrease was primarily due to a decrease of $5.6 million, or 62.9%, in net investment income offset by a $3.1 million increase, or 13.3%, in revenue, commissions and other fees. Expenses and realized investment and other gains (losses) were flat overall. The decrease in net investment income resulted primarily from non-recurring prior year income on investments at John Hancock Energy Resources Management and from a lower level of commercial mortgages held for sale this year at John Hancock Real Estate Finance. The increase in revenue, commissions and other fees resulted from higher fees earned from new investment initiatives at our Bond & Corporate Finance Group and higher acquisition fees earned at John Hancock Realty Advisors based on higher acquisition activity offset by lower advisory fees at Independence Investment LLC. Independence Investment LLC advisory fees declined due to continued market depreciation partially offset by net sales.

     Revenues decreased $2.7 million, or 8.1%, from the prior year. Net investment income declined $5.6 million, or 62.9%, to $3.3 million. Net investment income at John Hancock Real Estate Finance decreased $2.9 million, or 60.4%, on lower commercial mortgages held for sale, and in the prior year period, John Hancock Energy Resources Management recognized $3.4 million of non-recurring income on limited partnerships' sales of investments. Investment management revenues, commissions and other fees increased $3.1 million, or 13.3%, over the prior year, mostly due to increases in advisory and acquisition fees. Bond & Corporate Finance fees increased $2.7 million, mainly from new investment initiatives. John Hancock Realty Advisors revenue increased $1.9 million based on an increase in acquisition fee income of $1.8 million, from $0.7 million in the prior year, resulting from a fourfold increase in acquisition activity to $44.1 million of acquisitions placed this quarter. Independence Investment LLC advisory fees decreased $1.8 million based on $2.0 billion in lower average assets under management compared to the prior year, resulting from market declines of $2.0 billion, partially offset by net sales of $175.0 million. Net realized investment and other gains (losses) were flat overall, down $0.1 million, to $0.9 million at September 30,

                       JOHN HANCOCK LIFE INSURANCE COMPANY


2002. Investment management revenues, commissions and other fees were 0.40% and 0.33% of average advisory assets under management for the current and prior year quarters, respectively.

      Benefits and expenses were unchanged from the prior year. John Hancock Real Estate Finance interest expenses declined $1.9 million, based on lower interest rates and lower borrowings to fund commercial mortgage sheld for sale, offset by $0.4 million higher operating expenses at Bond & Corporate Finance related to a planned mezzanine fund, $0.4 million higher acquisition costs at John Hancock Realty Advisors, and $0.4 million higher compensation expenses at John Hancock Real Estate Finance and other smaller increases throughout the segment. Other operating costs and expenses were 0.33% and 0.31% of average advisory assets under management for the current and prior year quarters, respectively. The Segment's effective tax rate on operating income increased to 45.8% from 36.4% in the prior year period, primarily due to a one-time adjustment to 2001. The underlying effective tax rate for the Investment Management Segment remains higher than for our other business segments due to state taxes on certain investment management subsidiaries, and fewer tax benefits from portfolio holdings in this segment.

Nine Months Ended September 30, 2002 Compared to Nine months Ended September 30, 2001

      Segment after-tax operating income decreased $0.2 million, or 1.2% from the prior year. The decrease was due to $7.2 million, or 39.8%, in lower net investment income and $1.6 million, or 45.7%, of lower realized investment and other gains (losses) offset by $3.5 million, or 4.5%, of higher revenue, commissions and other fees and $5.1 million, or 7.1%, of lower benefits and expenses. Net investment income declined primarily due to lower levels of mortgages held for sale at John Hancock Real Estate Finance and non-recurring income from limited partnerships in the prior year period at John Hancock Energy Resources Management. Revenue, commissions and other income increased due to higher acquisition fees at John Hancock Realty Advisors and higher fees at our Bond & Corporate Finance Group from new investment initiatives offset by lower advisory fees at Independence Investment LLC. Independence Investment LLC advisory fees declined due to continued market depreciation partially offset by net sales.

      Revenues decreased $5.3 million, or 5.3% from the prior year. Net investment income decreased $7.2 million, or 39.8%, primarily due to lower prevailing short-term interest rates and a lower level of warehoused mortgages at John Hancock Real Estate Finance in the current year period, and in the prior year period, John Hancock Energy Resources Management recognized $3.8 million of non-recurring income on limited partnerships' sales of investments. Net realized investment and other gains (losses) on mortgage securitizations decreased $1.6 million, or 45.7%, based on lower average profitability of the securitizations and lower levels of securitization activity in the current year. Investment management revenues, commissions, and other fees increased $3.5 million, or 4.5%, primarily due to an increase in real estate acquisition fee income at John Hancock Realty Advisors and increased fees from new investment initiatives at our Bond & Corporate Finance Group, offset by lower advisory fees at Independence Investment LLC on lower average assets under management. Average assets under management at Independence Investment LLC declined from the prior year, primarily due to market declines of $2.0 billion partially offset by net sales of $175.0 million. Investment management revenues, commissions and other fees were 0.39% and 0.35% of average advisory assets under management in 2002 and 2001, respectively.

      Benefits and expenses decreased $5.1 million, or 7.1%, from the prior year. The decrease was primarily due to $2.2 million of lower interest expense in the segment resulting mostly from lower prevailing interest rates and a lower level of warehoused mortgages at John Hancock Real Estate Finance and savings from ongoing cost cutting efforts across the Investment Management Segment subsidiaries. Offsetting these reductions was an increase in commission expenses of $1.2 million at Hancock Natural Resource Group as a result of signing new timber investors in 2002 and $1.0 million in higher acquisition costs due to higher real estate acquisition activity at John Hancock Realty Advisors. Other operating costs and expenses were 0.31% and 0.32% of average advisory assets under management for 2002 and 2001, respectively. The Segment's effective tax rate on operating income rose to 39.1% from 38.8% from the prior year, primarily due to a one-time adjustment to 2001. The underlying effective tax rate for the Investment Management Segment remains higher than for our other business segments due to state taxes on certain investment management subsidiaries, and fewer tax benefits from portfolio holdings in this segment.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Corporate and Other Segment

      The following table presents certain summary financial data relating to the Corporate and Other Segment for the periods indicated.

                                                             Three Months Ended      Nine Months Ended
                                                               September 30,           September 30,
                                                             2002         2001       2002         2001
                                                            -------------------     -------------------
                                                                           (in millions)
Revenues ...............................................    $127.3       $134.1     $459.6       $439.6

Benefits and expenses ..................................     154.9        120.4      501.8        412.3

Income taxes ...........................................     (35.0)        (5.3)     (64.3)       (17.4)
                                                            -------------------     -------------------

Segment after-tax operating income (1) .................       7.4         19.0       22.1         44.7
                                                            -------------------     -------------------

After-tax adjustments: (1)
   Net realized investment and other gains (losses) ....       1.6         (4.3)      (0.6)        13.1
   Restructuring charges ...............................      (0.3)        (0.2)       2.0         (0.4)
   Surplus tax .........................................        --          0.2         --          0.2
   Class action lawsuit ................................        --           --       (0.8)          --
                                                            -------------------     -------------------
Total after-tax adjustments ............................       1.3         (4.3)       0.6         12.9
                                                            -------------------     -------------------

GAAP Reported:
Income before cumulative effect of accounting changes ..       8.7         14.7       22.7         57.6
Cumulative effect of accounting changes, net of tax ....        --           --         --         (2.6)
                                                            -------------------     -------------------
Net income .............................................    $  8.7       $ 14.7     $ 22.7       $ 55.0
                                                            ===================     ===================

(1)   See "Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

      Corporate and Other Segment after-tax operating income consists of three sub-segments: International Operations, $1.9 million and $1.2 million, Corporate Operations, $4.7 million and $16.0 million and Non-Core Operations, or businesses in run-off, $0.8 million and $1.8 million, for the three months ended September 30, 2002 and 2001. The following discussion focuses on Corporate Operations.

      Segment after-tax operating income from corporate operations decreased $11.3 million or 70.6% from the prior year. The decrease was due to lower investment income of $5.3 million from partnership and lease funds as well as a decrease in net periodic pension plan credits of $5.1 million. Signature Fruit's results were $0.6 million favorable due to reductions in fixed expenses of $2.3 million that offset lower profit margins of $1.7 million. The Group Life insurance business improved $1.6 million due to a favorable claim experience. Our corporate-owned life insurance program was $3.7 million unfavorable due to the performance of the underlying assets.

      The Segment generated a tax credit of $35.0 million, an increase of $29.7 million for the three months ended September 30, 2002, compared to the prior year.. The Segment's effective tax rate decreased primarily due to increased tax benefits generated by increased affordable housing tax credits, lease residual management investment strategy, dividends received deduction, and the Company's corporate-owned life insurance program.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Nine months Ended September 30, 2002 Compared to Nine months Ended September 30, 2001

      Corporate and Other Segment after-tax operating income consists of three sub-segments: International Operations, $5.3 million and $2.4 million, Corporate Operations, $13.2 million and $36.9 million and Non-Core Operations, or businesses in run-off, $3.6 million and $5.4 million, for the nine months ended September 30, 2002 and 2001. The following discussion focuses on Corporate Operations.

      Segment after-tax operating income from corporate operations decreased by $23.7 million or 64.2% from the prior year. The decrease was due to lower investment income of $13.0 million due to prior year adjustments to partnership and lease funds. Income from equity investment was $3.1 million lower. There was a decrease in net periodic pension plan credits of $15.5 million. The Group Life insurance business improved $3.2 million due to a favorable claim experience. Our corporate owned life insurance program was $10.9 million favorable due to both an increase in the asset base and to improved performance of the underlying assets which were reallocated from equity to fixed income investments.

      The Segment generated a tax credit of $64.3 million, an increase of $46.9 million for the nine months ended September 30, 2002 compared to the prior year. The Segment's effective tax rate decreased due to increased tax benefits generated by increased affordable housing tax credits, lease residual management investment strategy, dividends received deduction, and the Company's corporate-owned life insurance program.

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

     John Hancock is able to hold to this investment strategy over the long term, both because of its strong capital position, the fixed nature of its liabilities and the matching of those liabilities with assets, and because of the experience gained through many decades of a consistent investment philosophy. Despite the current high levels of market default rates and widened credit spreads, we expect losses on our investment portfolio to approximate losses assumed in product pricing over the economic cycle. We generally intend to hold all of our fixed maturity investments to maturity to meet liability payments, and to ride out any unrealized gains and losses over the long term.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Overall Composition of the General Account

         Invested assets, excluding separate accounts, totaled $58.3 billion and $53.3 billion as of September 30, 2002 and December 31, 2001, respectively. Although the composition of the portfolio has not significantly changed at September 30, 2002 as compared to December 31, 2001, the majority of the $5.0 billion increase in the invested assets is attributable to an increase in the fixed maturity security portfolio where the Company directs a majority of its net cash flow. The following table shows the composition of investments in the general account portfolio.

                                               As of September 30, 2002        As of December 31, 2001
                                             ----------------------------------------------------------
                                                Carrying          % of         Carrying        % of
                                                 Value           Total          Value          Total
                                             ----------------------------------------------------------
                                             (in millions)                   (in millions)
Fixed maturity securities (1)..............   $ 42,451.3           72.8%      $ 37,995.6         71.3%
Mortgage loans (2).........................     10,311.3           17.7          9,667.0         18.1
Real estate................................        291.7            0.5            380.4          0.7
Policy loans (3)...........................      1,937.1            3.3          1,927.0          3.6
Equity securities..........................        354.8            0.6            563.7          1.1
Other invested assets......................      2,212.6            3.8          1,676.9          3.1
Short-term investments.....................         24.8            0.1             78.6          0.2
Cash and cash equivalents (4)..............        708.3            1.2          1,025.3          1.9
                                             ----------------------------------------------------------
Total invested assets......................   $ 58,291.9          100.0%      $ 53,314.5        100.0%
                                             ==========================================================

(1) In addition to bonds, the fixed maturity security portfolio contains redeemable preferred stock with a carrying value of $674.9 million and $691.8 million as of September 30, 2002 and December 31, 2001, respectively. Carrying value is composed of investments categorized as 'held-to-maturity', which are carried at amortized cost, and investments categorized as 'available-for-sale', which are carried at fair value. The total fair value of the fixed maturity security portfolio was $42,510.7 million and $37,980.3 million, at September 30, 2002 and December 31, 2001, respectively.

(2) The fair value of the mortgage loan portfolio was $11,243.4 million and $10,215.0 million as of September 30, 2002 and December 31, 2001, respectively.

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

      Fixed Maturity Securities. The fixed maturity securities portfolio is predominantly comprised of low risk, investment grade, publicly and privately traded corporate bonds and senior tranches of asset-backed securities (ABS) and mortgage-backed securities (MBS), with the balance invested in government bonds. The fixed maturity securities portfolio also includes redeemable preferred stock. As of September 30, 2002, fixed maturity securities represented 72.8% of general account investment assets with a carrying value of $42.5 billion, roughly comprised of 57% public securities and 43% private securities. Each year the Company directs the majority of its net cash inflows into investment grade fixed maturity securities. Typically between 5% and 15% of funds allocated to fixed maturity securities are invested in below-investment-grade bonds, while maintaining a policy to limit the overall level of these bonds to no more than 10% of invested assets, and to target two thirds of that balance in the BB category. Allocations are based on an assessment of relative value and the likelihood of enhancing risk-adjusted portfolio

                       JOHN HANCOCK LIFE INSURANCE COMPANY


returns. While the Company has profited from the below-investment-grade asset class in the past, care is taken to manage its growth strategically by limiting its size relative to the Company's assets.

      The following table shows the composition by our internal industry classification of the fixed maturity securities portfolio and the unrealized gains and losses contained therein.

             Fixed Maturity Securities -- By Industry Classification

                                                                        As of September 30, 2002
                                       -----------------------------------------------------------------------------------------
                                                                   Carrying Value
                                                                    of Securities               Carrying Value of
                                           Total          Net        with Gross       Gross      Securities with       Gross
                                          Carrying    Unrealized     Unrealized     Unrealized  Gross Unrealized    Unrealized
                                           Value      Gain (Loss)       Gains         Gains          Losses           Losses
--------------------------------------------------------------------------------------------------------------------------------
                                                                             (in millions)
Corporate securities:
     Banking and finance.............    $ 5,113.0      $ 172.1        $ 3,775.4    $  269.9          $ 1,337.6     $   (97.8)
     Communications..................      1,938.1        (71.6)         1,065.9        90.0              872.2        (161.6)
     Government......................      1,118.9         81.4          1,031.8        93.5               87.1         (12.1)
     Manufacturing...................      7,267.1        118.7          5,181.4       396.3            2,085.7        (277.6)
     Oil & gas.......................      4,974.5         39.3          3,597.8       306.1            1,376.7        (266.8)
     Services / trade................      2,424.0        108.2          1,855.8       142.3              568.2         (34.1)
     Transportation..................      3,445.6        (47.7)         2,339.7       185.1            1,105.9        (232.8)
     Utilities.......................      8,094.2       (144.4)         4,949.7       392.8            3,144.5        (537.2)
                                       -----------------------------------------------------------------------------------------
   Total Corporate Securities........     34,375.4        256.0         23,797.5     1,876.0           10,577.9      (1,620.0)

Asset-backed and mortgage-backed
   securities........................      7,301.7        346.7          5,812.0       467.1            1,489.7        (120.4)
U.S. Treasury securities and
   Obligations of U.S. government
   Agencies..........................        134.5          9.3            134.3         9.3                0.2          (0.0)
Debt securities issued by foreign
   Governments.......................        375.5         15.3            249.0        40.1              126.5         (24.8)
Obligations of states and political
   Subdivisions......................        264.2         21.0            238.8        21.6               25.4          (0.6)
                                       -----------------------------------------------------------------------------------------
     Total...........................    $42,451.3      $ 648.3        $30,231.6    $2,414.1          $12,219.7     $(1,765.8)
                                       =========================================================================================

      As of September 30, 2002, there were $2,414.1 million of gross unrealized gains and $1,765.8 million of gross unrealized losses on the fixed maturity portfolio. The table above shows gross losses before amounts that are allocated to the closed block policyholders or participating pension contractholders. Of the $1,765.8 million of gross losses in the portfolio at September 30, $208.4 is in the closed block and $61.6 million had been allocated to participating pension contractholders, leaving $1,495.8 of unrealized losses after such allocations. The gross unrealized losses of $1,765.8 million include $1,476.0 million, or 83.6%, concentrated in the manufacturing, oil and gas, transportation, utility and communications industries. Only the communications, transportation and utilities industries have net unrealized losses.

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

      Oil & Gas: In the Oil & Gas industry much of our unrealized loss arises from companies in emerging markets, primarily Latin America. Our philosophy in emerging markets is to generally lend to those companies with dollar based export products such as oil companies. The emerging markets continue to experience significant stress and bond prices across most emerging market countries are down. However, our oil & gas investments are faring well. The companies have dollar based revenues to pay their debts and have continued to do so. In many cases, investments are structured so that all export revenues first pass through an offshore trust and our debt service is then paid before any dollars are released back to the company. This type of transaction is known as an export receivables investment. All of our Venezuelan transactions are structured in this manner.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


      Transportation: The Transportation sector consists largely of air, rail, and automotive manufacturers and service companies. All of these subsectors are experiencing cyclical downturns, particularly the airline industry, having been impacted both by the recession and the fallout from September 11. While most airlines are losing money, we lend to this industry almost exclusively on a secured basis (approximately 99% of our loans are secured). These secured airline financings are of two types: Equipment Trust Certificates (ETC's) and Enhanced Equipment Trust Certificates (EETC's). The ETC's initially have an 80% loan-to-value ratio and the EETC senior tranches initially have a 40-50% loan-to-value and include a provision for a third party to pay interest for eighteen months from a default. For us to lose money on an ETC, three things must happen: the airline must default, the airline must decide it does not want to fly our aircraft, and the aircraft must be worth less than our loan (losses my also arise in a renegotiation if we anticipate this chain of events). When lending to this industry, we underwrite both the airline and the aircraft. We've been lending to this industry in this fashion for 25 years through several economic cycles and have seen values on our secured airline bonds fall and recover thorough these cycles.

      Utilities: The Utility sector has faced a number of challenges over the past few years including the California Power Crisis, the Enron bankruptcy, and the recession which has resulted in a drop in demand. More recently, there have been issues around energy trading activities and the financial liquidity of some large merchant industry players. These events caused a general widening in utility and project finance bond spreads over the course of the quarter. We expect continued stress in this sector as the owners of merchant plants work through their liquidity issues with the banks. Investors are likely to see continued restructurings and/or bankruptcy filings from those companies unable to reach agreement with the banks. Longer term we believe the reduction in power supply from reduced capital expenditures and the shutting of inefficient plants will support a gradual rise in power prices that will help this sector recover. We currently intend to hold our positions until they recover.

      Communications: The Communication sector, which includes media, publishing and other activities in addition to telecommunications, has experienced aggressive expansion, which has resulted in considerable excess capacity. There have been high profile companies which have filed for bankruptcy. Among the remaining players, further pressure has resulted. Our strategy has been to focus on operating companies with strong balance sheets and diversified product offerings. As in past recessions, we see pressure on these bonds. We would expect improvement when the economy begins to recover.

      The following table shows the composition by credit quality of the securities with gross unrealized losses in our fixed maturity securities portfolio.

               Unrealized Fixed Maturity Securities -- By Quality

                                                                As of September 30, 2002
                                         --------------------------------------------------------------------
                                           Carrying Value Of
                                            Securities with
     SVO            S&P Equivalent         Gross Unrealized         % of         Unrealized         % of
  Rating (1)        Designation (2)         Losses (3) (4)         Total        Loss (3) (4)        Total
-------------------------------------------------------------------------------------------------------------
                                             (in millions)                     (in millions)
      1          AAA/AA/A...............       $ 2,815.5              23.6%          $  181.1         10.4%
      2          BBB....................         6,086.2              51.0              718.3         41.3
      3          BB.....................         1,698.4              14.2              389.3         22.4
      4          B......................           900.9               7.5              304.9         17.6
      5          CCC and lower..........           315.5               2.7              139.1          8.0
      6          In or near default.....           122.1               1.0                5.8          0.3
                                         --------------------------------------------------------------------
                 Total..................       $11,938.6             100.0%          $1,738.5        100.0%
                                         ====================================================================

(1) With respect to securities that are awaiting an SVO rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.

(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.

(3) Does not include redeemable preferred stock with a carrying value of $281.1 million and unrealized losses of $27.3 million.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


(4) Includes 129 securities that are awaiting an independent rating with a carrying value of $1,092.2 million and unrealized losses of $56.5 million. Due to lags between the funding of an investment, the process of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date. Unrated securities comprised 8.9% and 3.2% of the total carrying value and total gross unrealized losses of securities in a loss position, including redeemable stock, respectively.

      At September 30, 2002, $899.4 million, or 51.7%, of the gross unrealized losses are on securities that are rated investment grade. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in credit spreads since the securities were acquired. Any such unrealized losses are recognized in income if, and when, we decide to sell such securities (note that such a decision only would be made with respect to our available-for-sale portfolio). We believe that the discussion of securities with ongoing unrealized losses should focus on below investment grade securities that generally are more likely to develop credit concerns.

      As of September 30, 2002, there are $839.1 million of the gross unrealized losses on below investment grade securities in the fixed maturity portfolios. Of this amount, 72.0% have been in place for six months. Based on information available at this time, the Company believes that after a comprehensive review of each borrower's ability to meet the obligations of the notes, these securities will continue to pay as scheduled. The Company has the ability and the intent to hold these securities until they recover in value or mature. The scheduled maturity dates for the securities in an unrealized loss position at September 30, 2002 are shown below.

          Unrealized Losses on Fixed Maturity Securities -- By Maturity

                                                                September 30, 2002
                                                   -------------------------------------------
                                                      Carrying Value of
                                                    Securities with Gross        Gross
                                                       Unrealized Loss       Unrealized Loss
                                                   -------------------------------------------
                                                                   (in millions)

Due in one year or less...........................     $    596.9               $   34.2
Due after one year through five years.............        3,268.3                  406.0
Due after five years through ten years............        3,713.0                  659.8
Due after ten years...............................        3,151.8                  545.4
                                                   -------------------------------------------
                                                         10,730.0                1,645.4

Asset-backed and mortgage-backed securities.......        1,489.7                  120.4
                                                   -------------------------------------------

Total.............................................     $ 12,219.7               $1,765.8
                                                   ===========================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

As of September 30, 2002 we had 41 securities that had an unrealized loss of $10 million or more. They include:

                                                                                Carrying      Unrealized
Description of Issuer                                                             Value          Loss
-------------------------------------------------------------------------------------------------------
                                                                                    (in millions)
 Secured financings to large US airline ................................         $ 239.0        $ 57.0
 Unregulated power/pipeline energy company .............................            19.6          56.8
 Unregulated energy generator and supplier .............................            71.5          48.6
 Large US based merchant energy generator ..............................           117.6          43.9
 US power generator with multiple plants ...............................            60.6          36.0
 Oilfield service company ..............................................            29.3          32.8
 Notes secured by leases on a pool of aircraft .........................            49.6          32.5
 Large integrated energy company .......................................            89.5          31.9
 US telecommunications company .........................................            34.8          31.1
 US based farmer owned cooperative .....................................            26.6          30.9
 Venezuelean oil company with US dollar based flows ....................           129.6          29.6
 Lease financing with US fossil fuel power generator ...................            56.2          28.0
 US telecommunications company .........................................            81.7          27.4
 Large US wireless telecommunication company  ..........................           124.6          26.5
 Joint venture in three US gas fired cogeneration power plants  ........            26.1          23.9
 Argentinean trust holding rights to oil and gas royalty producer ......            21.0          21.0
 US integrated producer of petrochemicals and related products .........            45.0          20.9
 Large chemical related producer of synthetic products .................           111.0          20.2
 Holding company of large US integrated power generator ................            59.1          19.2
 Joint venture with Venezuelan oil company and two large US oil
   companies ...........................................................            39.2          17.4
 Financing of a restructured power contract with a major US utility ....            36.5          17.3
 Joint venture with a Venezuelan oil company that produces fertilizer ..            21.2          16.9
 US telecommunications company .........................................            56.6          16.3
 US merchant energy generator ..........................................            71.6          15.6
 Large Mexican copper producer .........................................            20.0          15.5
 Large US housing builder ..............................................             7.7          15.1
 Large US auto manufacturer ............................................           169.8          15.0
 Franchise loan backed transaction .....................................            25.2          13.9
 Merchant energy generation and trading company ........................            16.7          13.8
 Joint venture of two large US chemical companies ......................            73.7          13.8
 Argentinean oil company with US dollar based flows ....................            17.6          12.8
 Joint venture between a large Venezuelean company and a large US oil
   company .............................................................            47.0          12.2
 Mid size US multi-line insurance company ..............................             9.0          12.1
 Subordinated investment in international water projects ...............             3.4          11.8
 Large US electric utility holding company .............................            42.3          11.4
 Private toll road and bridge operator .................................            30.3          11.4
 US natural gas fired power generator ..................................            65.0          11.2
 Brazilian national oil company ........................................            30.6          11.0
 Energy generator and supplier .........................................            41.1          10.9
 Norwegian subsidiary of US oilfield service company  ..................            19.3          10.6
 Great Britain pump storage facility ...................................            59.4          10.0

      A major driver in the valuation of the fixed income portfolio at September 30, 2002 is the recent reduction in the traded or quoted bond prices across most industries, especially in the below investment grade categories where, in the current environment, bond market investors are very risk averse and have severely penalized issues where there is any uncertainty. This effect was most pronounced in the reduction in the traded or quoted prices of the bonds of many energy companies with merchant exposure. In the third quarter, the rating agencies downgraded a number of companies that have exposure to the merchant energy sector. These downgrades in turn created liquidity issues for a few companies and uncertainty at many others. In the current environment, bond market investors are very risk averse and have severely penalized issues where there is any uncertainty. This market sentiment, which we believe to be temporary, has led to significant reductions in the prices of virtually every energy company that has any merchant exposure, including several in our portfolio and 15 on the list above. We believe these issuers are taking the right steps to strengthen their balance sheets through a combination of actions such as reducing capital expenditures, scaling back trading operations, reducing dividends, and issuing equity. All of the above securities have undergone thorough analysis by our investment professionals, and at this time we believe that the borrowers have the financial capacity to make all required contractual payments on the notes when due, and we intend to hold these securities until they either mature or recover in value.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      In keeping with the investment philosophy of tightly managing interest rate risk the Company's MBS & ABS holdings are heavily concentrated in commercial MBS where the underlying loans are largely call protected, which means they are not pre-payable without penalty prior to maturity at the option of the issuer. By investing in MBS and ABS securities with relatively predictable repayments, the Company adds high quality, liquid assets to the portfolios without incurring the risk of cash flow variability. The portion of the MBS/ABS portfolio subject to prepayment risk as of September 30, 2002 and December 31, 2001 was limited to 12.3% and 10.4% of total MBS/ABS portfolio and 2.1% and 1.7% of total fixed maturity securities holdings, respectively.

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

      The following table sets forth the SVO ratings for the Company's bond portfolio along with an equivalent S&P rating agency designation. The majority of bonds are investment grade, with 88.4% and 87.4% invested in Category 1 and 2 securities as of September 30, 2002 and December 31, 2001, respectively. Below investment grade bonds were 11.6% and 12.6% of fixed maturity investments excluding redeemable preferred stock and 8.3% and 8.8% of total invested assets as of September 30, 2002 and December 31, 2001, respectively. This allocation reflects the Company's strategy of avoiding the unpredictability of interest rate risk in favor of relying on the ability of bond analysts to better predict credit or default risk. The Company's bond analysts operate in an industry-based, team-oriented structure that permits the evaluation of a wide range of below investment grade offerings in a variety of industries resulting in a well-diversified high yield portfolio.

      Valuation techniques for the bond portfolio vary by security type and the availability of market data. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. External pricing services are used where available, broker dealer quotes are used for thinly traded securities, and a spread pricing matrix is used when price quotes are not available, which typically is the case for our private placement securities. The spread pricing matrix is based on credit quality, country of issue, market sector and average investment life and is created for these dimensions through brokers' estimates of public spreads derived from their respective publications. When utilizing the spread pricing matrix, securities are valued by utilizing a discounted cash flow method where each bond is assigned a spread, that is added to the current U.S. Treasury rates to discount the cash flows of the security. The spread assigned to each security is changed from month to month based on changes in the market. Certain market events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation, and government actions among others. The resulting prices are then reviewed by the pricing analysts and members of the Controller's Department. The Company's pricing analysts take appropriate actions to reduce valuations of securities where such an event occurs which negatively impacts the securities' value. To the extent that bonds have longer maturity dates, management's estimate of fair value may involve greater subjectivity since they involve judgment about events well into the future. Then, every quarter, there is a comprehensive review of all impaired securities and problem loans by a group consisting of the Chief Investment Officer and Bond Investment Commitee.

      The majority (53.7%) of below investment grade bonds is in category 3, the highest quality below investment grade. Category 6 bonds represent securities that were originally acquired as long-term investments, but subsequently became distressed. The carrying value of bonds in or near default was $480.4 million and $388.7 million as of September 30, 2002 and December 31, 2001, respectively. As of September 30, 2002 and December 31, 2001, $6.5 million and $2.4 million, respectively of interest on bonds in or near default was included in accrued investment income, respectively Unless the Company reasonable expects to collect investment income on bonds in or near default, the accrual will be ceased and any accrued income reversed. Management judgement is used and the actual results could be materially different.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


                     Fixed Maturity Securities -- By Quality

                                             As of September 30, 2002           As of December 31, 2001
                                          ----------------------------------------------------------------
     SVO           S&P Equivalent             Carrying          % of           Carrying          % of
  Rating (1)      Designation (2)           Value (3)(4)        Total         Value (3)         Total
----------------------------------------------------------------------------------------------------------
                                           (in millions)                    (in millions)
      1        AAA/AA/A.................        $16,494.9         39.5%         $14,336.9          38.4%
      2        BBB......................         20,432.3         48.9           18,275.9          49.0
      3        BB.......................          2,602.3          6.2            2,771.9           7.4
      4        B........................          1,188.0          2.9            1,095.1           2.9
      5        CCC and lower............            578.5          1.4              435.3           1.2
      6        In or near default.......            480.4          1.1              388.7           1.1
                                          ----------------------------------------------------------------
               Total....................        $41,776.4        100.0%         $37,303.8         100.0%
                                          ================================================================

(1) With respect to securities that are awaiting an SVO rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.

(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.

(3) Does not include redeemable preferred stock with a carrying value of $674.9 million and $691.8 million as of September 30, 2002 and December 31, 2001, respectively.

(4) Includes 368 securities that are awaiting an SVO rating with a carrying value of $3,251.8 million at September 30, 2002. Due to lags between the funding of an investment, the process of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date.

      Mortgage Loans. As of September 30, 2002 and December 31, 2001, the Company held mortgage loans with a carrying value of $10.3 billion and $9.7 billion, respectively, including $7.7 billion and $7.2 billion respectively, of commercial loans and $2.6 billion and $2.5 billion respectively, of agricultural loans. Impaired loans comprised of 1% of the mortgage portfolio at September 30, 2002. The Company's average historical impaired loan percentage during the period of 1996 through 2001, is 2.1%. This historical percentage is higher than the current 1% because it includes some remaining problem ass of the 1990's real estate downturn.

      The following table shows the Company's agricultural mortgage loan portfolio by its three major sectors: agribusiness, timber and production agriculture.

                                   As of September 30, 2002                 As of December 31, 2001
                             -------------------------------------   --------------------------------------
                              Amortized  Carrying    % of Total       Amortized   Carrying    % of Total
                                Cost       Value   Carrying Value        Cost       Value   Carrying Value
                             -------------------------------------   --------------------------------------
                                 (in millions)                            (in millions)

Agri-business..............    $1,456.0    $1,441.9       55.7%         $1,480.6   $ 1,432.7      57.9%
Timber.....................     1,122.9     1,119.3       43.3           1,017.5     1,009.5      40.8
Production agriculture.....        26.9        26.7        1.0              34.1        33.8       1.3
                             -------------------------------------   --------------------------------------
    Total..................    $2,605.8    $2,587.9      100.0%         $2,532.2    $2,476.0     100.0%
                             =====================================   ======================================

      The following table shows the carrying values of our commercial loan portfolio that are delinquent but not in foreclosure, delinquent and in foreclosure, restructured and foreclosed. The table also shows the respective ratios of these items to the total carrying value of our mortgage loan portfolio. Commercial mMortgage loans are classified as delinquent when they are 60 days or more past due as to the payment of interest or principal. Commercial mMortgage loans are classified as restructured when they are in good standing, but the basic terms, such as interest rate or maturity date, have been modified as a result of a prior actual delinquency or an imminent delinquency. All foreclosure decisions are based on a thorough assessment of the property's quality and location and market conditions. The decision may also reflect a plan to invest additional capital in a property to make tenant improvements or renovations to secure a higher resale value at a later date. Following foreclosure, we rely on our

                       JOHN HANCOCK LIFE INSURANCE COMPANY


real estate investment group's ability to manage foreclosed real estate for eventual return to investment real estate status or outright sale.

      Since the 1990's real estate downturn, our commercial mortgage delinquency rate has declined from a high of 4.9% to 0.3% as of December 31, 2001 leading to a decrease in our impaired loans. This compares to industry delinquency rates of 7.1% and 0.2% for the comparable periods, respectively. In addition, we strengthened our underwriting standards following the last downturn. As of September 30, 2002, we had 7 loans delinquent more than 60 days or in process of foreclosure. We believe the recent economic downturn, unlike the last real estate recession, has had more discipline in that the construction of new assets was limited, keeping supply in balance.

                      Commercial Mortgage Loan Comparisons

                                               As of September 30,                    As of December 31,
                                                      2002                                   2001
                                        ----------------------------------   --------------------------------------
                                             Carrying       % of Total            Carrying          % of Total
                                              Value       Mortgage Loans            Value         Mortgage Loans
                                        ----------------------------------   --------------------------------------
                                          (in millions)                         (in millions)
Delinquent, not in foreclosure........        $  0.1              0.0%             $  5.5                0.1%
Delinquent, in foreclosure............          62.7              0.6                13.0                0.1
Restructured..........................          26.8              0.3                56.0                0.6
                                        ----------------------------------   --------------------------------------
   Subtotal...........................        $ 89.6              0.9%             $ 74.5                0.8%
                                        ----------------------------------   --------------------------------------

Loans foreclosed during period........           3.0              0.0                  --                 --
                                        ----------------------------------   --------------------------------------
    Total.............................        $ 92.6              0.9%             $ 74.5                0.8%
                                        ==================================   ======================================

Investment Results

      Overall, the yield, net of investment expenses, on the general account portfolio decreased from the third quarter of the prior year. The lower yield was driven primarily by the sharp drop in short-term rates during the year. As of September 30, 2002, the Company had approximately $12 billion of net exposure to the short-term floating rates (primarily LIBOR), mostly created through interest rate swaps designed to match our portfolio with an increasing volume of floating rate liabilities. Approximately 90% of the decline in investment income, caused by lower short term rates, was off set by a decline in floating-rate liability payments. In addition, a less favorable interest rate environment in which to invest new cash contributed to the decline. The inflow of new cash for the twelve month period between the third quarter of 2001 and the third quarter of 2002 was invested at rates that were lower than the overall portfolio earnings rate during the third quarter of 2001. Finally, growth in our portfolio of tax-preferenced investments (affordable housing and the lease residual management) reduced the Company's net investment income by $10.2 million and $13.4 million, for the three and nine month periods ended September 30, 2002, compared to the prior year. The result of these tax-preferenced investments is an increase in the Company's after-tax income of $2.7 million and $5.5 million, for the three and nine month periods compared to the prior year. The following table summarizes the Company's investment results for the periods indicated.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


                                                     Three Months Ended                            Nine months Ended
                                                 As of                  As of                 As of                  As of
                                           September 30, 2002    September 30, 2001    September 30, 2002     September 30, 2001
                                         ------------------------------------------------------------------------------------------
                                          Yield       Amount     Yield     Amount      Yield      Amount      Yield      Amount
                                         ------------------------------------------------------------------------------------------
                                                  (in millions)         (in millions)         (in millions)           (in millions)
General account assets-excluding
Policy loans
   Gross income........................    6.72%    $   905.6     8.20%   $   943.2    6.73%    $  2,727.7      7.88%   $ 2,839.6
   Ending assets-excluding policy
     Loans.............................              56,354.8              51,387.5               56,354.8               51,387.5
Policy loans
   Gross income........................    6.26%         30.2     5.96%        28.4    6.13%          89.0      6.12%        87.8
   Ending assets.......................               1,937.1               1,927.0                1,937.1                1,927.0
     Total gross income................    6.71%        935.8     8.11%       971.6    6.71%       2,816.7      7.82%     2,927.4
     Less: investment expenses.........                 (57.4)                (51.3)                (161.8)                (175.2)
                                                    ----------            ----------             ----------             ----------
     Net investment income ............    6.30%    $   878.4     7.39%   $   920.3    6.33%     $ 2,654.9      7.35%   $ 2,752.2
                                                    ==========            ==========             ==========             ==========

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

      As disclosed in our MD&A, the Company recorded losses on fixed maturity securities of $103.9 and $334.4 million in the three and nine month periods ended September 30, 2002, respectively, which were driven primarily

                       JOHN HANCOCK LIFE INSURANCE COMPANY


by write-downs and sales of securities. The following list shows the largest losses recongnized during the quarter, the related circumstances giving rise to the loss and a discussion of how those circumstances impacted other material investments held. Unless noted otherwise, all of the items shown are impairments of securities held at September 30, 2002.

      o $33.2 million on redeemable preferred stock due to new information received on a large energy company that filed for Chapter 11 under the Bankruptcy Code in late 2001. This redeemable preferred stock is secured by equity investments in energy storage and transportation assets in Latin America, predominately Argentina. Continued economic weakness and devaluation of the currency of Argentina suggested the value of the investments securing the Company's redeemable preferred stock had dropped significantly. Consequently, we impaired the redeemable preferred stock investments and have now assigned no value to these assets. The remaining $26.3 million carrying value of this investment is based solely on its senior, unsecured claim to the US based parent, the value of which is based on trading levels of the Parent's senior unsecured debt. We have no other investments secured by equity in energy assets in Latin America.

      o $27.6 million (including an impairment loss of $22.5 million and $5.1 million previously recognized gains where the bonds were part of a hedging relationship) on secured financings backed by an airline, or its subsidiaries, that filed for Chapter 11 of the Bankruptcy Code during the quarter. With the bankruptcy filing, the airline had the right to affirm or reject certain leases on aircraft, which underlie these collateralized structured financing investments. We have resolved most of the lease terms, including rates, but continue to negotiate lease rates on any aircraft leases that were rejected and have written down these loans to the fair value based on the appraised value of the underlying aircraft. We have $56.3 million of other secured investments with this airline where the leases were affirmed in the bankruptcy and $137.1 million of secured investments with this airline that are guaranteed by AA or higher rated guarantors. Hence, we expect no payment defaults and no loss on these investments.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Liquidity & Capital Resources

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

      The liquidity of our insurance operations is also related to the overall quality of our investments. As of September 30, 2002, $36,927.2 million, or 88.4% of the fixed maturity securities held by us and rated by Standard & Poor's Ratings Services, a division of the McGraw-Hill Companies, Inc. (S&P) or the National Association of Insurance Commissioners were rated investment grade (BBB or higher by S&P or 1 or 2 by the National Association of Insurance Commissioners). The remaining $4,849.2 million, or 11.6%, of fixed maturity investments were rated non-investment grade. For additional discussion of our investment portfolio see the General Account Investments section in this Management's Discussion and Analysis of Financial Condition and Results of Segment Operations.

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

      Net cash provided by operating activities was $1,712.2 million and $1,768.2 million for the nine months ended September 30, 2002 and 2001, respectively. Cash flows from operating activities are affected by the timing of premiums received, fees received and investment income. The decrease in the nine months ended September 30, 2002 compared to 2001 resulted primarily from decreased premiums received and investment income, partially offset by increased expense payments, higher benefit payments and a smaller increase to income taxes.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


      Net cash used in investing activities was $4,739.6 million compared to $5,269.9 million for the nine months ended September 30, 2002 and 2001, respectively. Changes in the cash provided by investing activities primarily relate to the management of the Company's investment portfolios and the investment of excess capital generated by operating and financing activities. The $530.3 decrease in cash used in the nine months ended September 30, 2002 as compared to 2001 is primarily due to fewer net acquisitions of fixed maturities than during the period. Somewhat offsetting the Company's decreased net acquisition of fixed maturities (including maturities, prepayments and scheduled redemptions) of $1,779.9 million, were increases to net acquisitions of short-term securities, mortgages and other assets net of other liabilities.

      Net cash provided by financing activities was $2,701.4 million and $1,744.1 million for the nine months ended September 30, 2002 and 2001, respectively. Changes in cash provided by financing activities primarily relate to excess deposits or withdrawals under investment type contracts, the issuance of debt and borrowings or re-payments of the Company's debt. The $957.3 million increase in net cash provided by financing activities for the nine months ended September 30, 2002 as compared to 2001 was driven primarily by a $737.2 million increase in deposits in universal life and investment-type contracts in 2002 net of maturities and withdrawals as compared to the prior year period. Additional sources of cash from financing activities derived from a reduction to the dividend payments made to John Hancock Financial Services, Inc., the parent holding company of John Hancock Life Insurance Company in the first nine months of 2002 as compared to same period in 2001 and moving the Commercial Paper program to the Parent in 2001.

      Cash flow requirements also are supported by a committed line of credit of $1.0 billion, through a syndication of banks including Fleet National Bank, JPMorgan Chase, Citicorp USA, Inc., The Bank of Nova Scotia, Fleet Securities, Inc., and J.P. Morgan Securities Inc. The line of credit agreement provides for two facilities: one for $500 million pursuant to a 364-day commitment (renewed effective July 26, 2002) and a second for $500 million (renewable in 2005). The line of credit is available for general corporate purposes. The line of credit agreement contains various covenants, among these being that statutory total capital and surplus plus asset valuation reserve meet certain requirements. To date, we have not borrowed any amounts under the line of credit.

      As of September 30, 2002, we had $697.2 million of debt outstanding consisting of $98.7 million of debt classified as short-term and $598.5 million classified as long-term, including $447.4 million of surplus notes. A new commercial paper program has been established at John Hancock Financial Services, Inc., the Company's parent, that has replaced the commercial paper program that was in place at John Hancock Capital Corporation, the Company's subsidiary. As of May 1, 2001, all commercial paper issued by John Hancock Capital Corporation had been retired.

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

      These forward-looking statements are subject to risks and uncertainties including, but not limited to, the risks that (1) a significant downgrade in our ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm our ability to market our products; (2) new laws and regulations, including the recently-enacted Sarbanes-Oxley Act of 2002, or changes to existing laws or regulations, (including, but not limited to, those relating to the Federal Estate Tax Laws), and the applications and interpretations given to these laws, may adversely affect the Company's sales of insurance and investment advisory products (3) Massachusetts insurance law may restrict the ability of John Hancock Variable Life Insurance Company to pay dividends to us; (4) we face increasing competition in our retail businesses from mutual fund companies, banks and investment management firms as well as from other insurance companies; (5) a decline or increased volatility in the securities markets, and other economic factors, may adversely affect our business, particularly our variable life insurance, mutual fund, variable annuity and investment business; (6) due to acts of terrorism or other hostilities, there could be business disruption, economic contraction, increased mortality, morbidity and liability risks, generally, or investment losses that could adversely affect our business; (7) our life insurance sales are highly dependent on a third party distribution relationship; (8) customers may not be responsive to new or existing products or distribution channels, (9) interest rate volatility may adversely affect our profitability; (10) our net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies or redeem shares of our open-end mutual funds; (11) the independent directors of our variable series trusts and of our mutual funds could reduce the compensation paid to us or could terminate our contracts to manage the funds; (12) under our Plan of Reorganization, we were required to establish the closed block, a special arrangement for the benefit of a group of our policyholders. We may have to fund deficiencies in our closed block, and any overfunding of the closed block will benefit only the holders of policies included in the closed block, not our sole shareholder; (13) we will face losses if the claims on our insurance products, or reductions in rates of mortality on our annuity products, are greater than we projected; (14) we face investment and credit losses relating to our investment portfolio (15) we may experience volatility in net income due to changes in standards for accounting for derivatives and other changes; (16) we are subject to risk-based capital requirements and possible guaranty fund assessments; (17) the National Association of Insurance Commissioners' codification of statutory accounting practices affected our statutory surplus; (18) we may be unable to retain personnel who are key to our business; (19) we may incur losses from assumed reinsurance business in respect of personal accident insurance and the occupational accident component of workers compensation insurance; (20) litigation and regulatory proceedings may result in financial losses, harm our reputation and divert management resources; (21) we face unforeseen liabilities arising from our acquisitions and dispositions of businesses; and (22) we may incur multiple life insurance claims as a result of a catastrophic event which, because of higher deductibles and lower limits, could adversely affect the Company's future net income and financial position.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY


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

      As of September 30, 2002 and December 31, 2001, the Company's fixed maturity portfolio was comprised of 88.4% and 87.4% investment grade securities and 11.6% and 12.6% below-investment-grade securities, respectively. These percentages are consistent with recent experience and indicative of the Company's long-standing investment philosophy of pursuing moderate amounts of credit risk in return for higher expected returns. We believe that credit risk can be successfully managed given our proprietary credit evaluation models and experienced personnel.

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

      We project asset and liability cash flows on guaranteed rate products and then discount them against credit-specific interest rate curves to attain fair values. Duration is then calculated by re-pricing these cash flows against a modified or "shocked" interest rate curve and evaluating the change in fair value versus the base case. As of September 30, 2002 and December 31, 2001, the fair value of fixed maturity securities and mortgage loans supporting duration managed liabilities was approximately $29,718.9 million and $27,788.4 million, respectively. Based on the information and assumptions we use in our duration calculations in effect as of December 31, 2001, we estimate that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would have no effect on the net fair value, or surplus, of our duration managed assets and liabilities based on our targeted mismatch of zero, but could be -/+ $14.9 million based on our operational tolerance of +/- 18 days years.

      The risk management method for non-guaranteed rate products, such as whole life insurance or single premium deferred annuities, is less formulaic, but more complex, due to the less predictable nature of the liability cash flows. For these products, we manage interest rate risk based on scenario-based portfolio modeling that seeks to identify the most appropriate investment strategy given probable policyholder behavior and liability crediting needs under a wide range of interest rate environments. As of September 30, 2002 and December 31, 2001, the fair value of fixed maturity securities and mortgage loans supporting liabilities managed under this modeling was approximately

                       JOHN HANCOCK LIFE INSURANCE COMPANY


$26,632.2 million and $23,091.2 million, respectively. A rate shock (as defined above) would decrease the fair value of these assets by $922.0 million, which we estimate would be offset by a comparable change in the fair value of the associated liabilities, thus minimizing the impact on surplus.

      As of September 30, 2002, there have been no material changes to the interest rate exposures as reported in the Company's 2001 Form 10-K, as amended.

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

                                                                   As of September 30, 2002
                                     -----------------------------------------------------------------------------------
                                                                                          Fair Value
                                                                       -------------------------------------------------
                                                          Weighted
                                         Notional       Average Term   -100 Basis Point      As of      +100 Basis Point
                                          Amount           (Years)        Change (2)        9/30/02        Change (2)
                                     -----------------------------------------------------------------------------------
                                                       (in millions, except for weighted average term)
Interest rate swaps...............      $19,737.9              8.9      $(1,008.2)         $(841.4)         $(661.3)
CMT swaps.........................          210.7              0.7            1.1              2.7              1.0
Futures contracts (1).............          254.5              5.4            0.0              0.0              0.0
Interest rate caps................          382.3              4.2            2.8              2.5              3.7
Interest rate floors..............        8,203.0              7.6          396.5            209.5            105.6
Swaptions.........................           30.0             22.7           (0.3)            (3.6)            (5.1)
                                        ---------                      -------------------------------------------------
   Totals.........................      $28,818.4              8.4      $  (608.1)         $(630.3)         $(556.1)
                                        =========                      =================================================

(1)   Represents the notional value of open contracts as of September 30, 2002.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY


ITEM 4. CONTROLS and PROCEDURES

      Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II OTHER INFORMATION

ITEM 6. EXHIBITS and REPORTS on FORM 8-K

(a) Exhibits

      NONE

(b) Reports on Form 8-K.

      On July 19, 2002, the Company filed a Current Report on Form 8-K, dated July 19, 2002, reporting under Item 5 thereof the Company's press release regarding settlement of a class action lawsuit against the Company.

      On August 6, 2002, the Company filed a Current Report on Form 8-K, dated August 6, 2002, reporting under Item 7 thereof the Company's Selling Agent Agreement to be used in connection with the SignatureNotes, Medium-Term Note program.

      On August 14, 2002, the Company filed a Current Report on Form 8-K, dated August 14, 2002, furnishing under Item 9 thereof the Company's two signed forms of Certification as required by Section 906 of the Sarbanes-Oxley Act of 2002 for the quarter ended June 30, 2002.

      On August 21, 2002, the Company filed a Current Report on Form 8-K, dated August 21, 2002, reporting under Item 5 thereof a change in the Company's counterparty and insurer financial strength ratings and the senior debt ratings of the Company's parent, John Hancock Financial Services, Inc., as evaluated by Standard & Poor's Ratings Services as of August 20, 2002.

      On August 22, 2002, the Company filed a Current Report on Form 8-K, dated August 22, 2002, reporting under Item 5 thereof developments in pending litigation.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        JOHN HANCOCK LIFE INSURANCE COMPANY

Date: November 13, 2002                  By: /s/ THOMAS E. MOLONEY
                                             ---------------------
                                        Thomas E. Moloney
                                        Senior Executive Vice President and
                                        Chief Financial Officer

                       JOHN HANCOCK LIFE INSURANCE COMPANY


                                 CERTIFICATIONS

I, David F. D'Alessandro, certify that:

1. I have reviewed this quarterly report on Form 10-Q of John Hancock Life Insurance Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By: /s/ DAVID F. D'ALESSANDRO
-----------------------------
David F. D'Alessandro
Chairman, President and
Chief Executive Officer and Director

                       JOHN HANCOCK LIFE INSURANCE COMPANY


                                 CERTIFICATIONS

I, Thomas E. Moloney, certify that:

1. I have reviewed this quarterly report on Form 10-Q of John Hancock Life Insurance Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

By: /s/ THOMAS E. MOLONEY
-------------------------
Thomas E. Moloney
Senior Executive Vice President and
Chief Financial Officer