Form 10-K
period 2002-12-31
HANCOCK JOHN LIFE INSURANCE CO
filed 2003-03-27
CIK 917406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

               |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2002
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

--------------------------------------------------------------------------------
 $18,718,000  5.00% Notes Due 2012          New York Stock Exchange, Inc.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_| Not Applicable.

The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with reduced disclosure format.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

At March 24, 2003 there were outstanding 1,000 shares of common stock, $10,000 par value per share, of the registrant, all of which were owned by John Hancock Financial Services, Inc.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

CONTENTS

    FORWARD-LOOKING STATEMENTS.............................................    3
    NON-GAAP FINANICAL MEASURES............................................    4

PART I.....................................................................    4

    ITEM 1. BUSINESS OF JOHN HANCOCK LIFE INSURANCE COMPANY................    4
    ITEM 2. PROPERTIES.....................................................   34
    ITEM 3. LEGAL PROCEEDINGS..............................................   34
    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............   35

PART II....................................................................   35

    ITEM 5. MARKET FOR JOHN HANCOCK LIFE INSURANCE COMPANY COMMON STOCK
            AND RELATED SHAREHOLDER MATTERS................................   35
    ITEM 6. SELECTED FINANCIAL DATA........................................   36
    ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS......................................   37
    ITEM 7A.QUANTITATIVE AND QUALITATIVE INFORMATION ABOUT MARKET RISK.....   90
    ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................   94
    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE.......................................   94

PART III...................................................................   94

    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF JOHN HANCOCK LIFE
             INSURANCE COMPANY.............................................   94
    ITEM 11. EXECUTIVE COMPENSATION........................................   94
    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT....................................................   94
    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................   94
    ITEM 14. CONTROLS AND PROCEDURES.......................................   94

PART IV....................................................................   94

    ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
             ON FORM 8-K...................................................   94

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

      These forward-looking statements are subject to risks and uncertainties including, but not limited to, the risks that (1) a significant downgrade in our ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm our ability to market our products; (2) new laws and regulations, including the recently enacted Sarbanes-Oxley Act of 2002, or changes to existing laws or regulations, (including, but not limited to, those relating to the Federal Estate Tax Laws and the proposed Bush Administration tax and savings initiatives), and the applications and interpretations given to these laws and regulations, may adversely affect the Company's sales of insurance and investment advisory products; (3) Massachusetts insurance law may restrict the ability of John Hancock Variable Life Insurance Company to pay dividends to us; (4) we face increasing competition in our retail businesses from mutual fund companies, banks and investment management firms as well as from other insurance companies; (5) declines or increased volatility in the securities markets, and other economic factors, may adversely affect our business, particularly our variable life insurance, mutual fund, variable annuity and investment business; (6) due to acts of terrorism or other hostilities, there could be business disruption, economic contraction, increased mortality, morbidity and liability risks, generally, or investment losses that could adversely affect our business; (7) our life insurance sales are highly dependent on a third party distribution relationship; (8) customers may not be responsive to new or existing products or distribution channels, (9) interest rate volatility may adversely affect our profitability; (10) our net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies or redeem shares of our open-end mutual funds; (11) the independent directors of our variable series trusts and of our mutual funds could reduce the compensation paid to us or could terminate our contracts to manage the funds; (12) under our Plan of Reorganization, we were required to establish the closed block, a special arrangement for the benefit of a group of our policyholders. We may have to fund deficiencies in our closed block, and any over-funding of the closed block will benefit only the holders of policies included in the closed block, not our sole shareholder; (13) we will face losses if the claims on our insurance products, or reductions in rates of mortality on our annuity products, are greater than we projected; (14) we face investment and credit losses relating to our investment portfolio, including, without limitation, the risk associated with the evaluation and determination by our investment professionals of the fair values of investments as well as whether or not any investments have been impaired on an other than temporary basis; (15) we may experience volatility in net income due to changes in standards for accounting for derivatives and other changes; (16) we are subject to risk-based capital requirements and possible guaranty fund assessments; (17) the National Association of Insurance Commissioners' codification of statutory accounting practices will adversely affect our statutory surplus; (18) future interpretations of NAIC Actuarial Guidelines may require us to establish additional statutory reserves for guaranteed minimum death benefits under variable annuity contracts; (19) we may be unable to retain personnel who are key to our business; (20) we may incur losses from assumed reinsurance business in respect of personal accident insurance and the occupational accident component of workers compensation insurance; (21) litigation and regulatory proceedings may result in financial losses, harm our reputation and divert management resources; (22) we face unforeseen liabilities arising from our acquisitions and dispositions of businesses, and (23) we may incur multiple life insurance claims as a result of a catastrophic event which, because of higher deductibles and lower limits under our reinsurance arrangements, could adversely affect the Company's future net income and financial position.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Non-GAAP Financial Measures

      A non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that excludes (includes) amounts that are not normally excluded (included) in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles (GAAP) in the United States.

      In this report we use a non-GAAP financial measure called "segment after tax operating income" in our discussion of Results of Operations by Segment. Please see "Adjustments to GAAP Reported Net Income" in this report or Note 13 - Segment Information, for a description of segment after tax operating income and a reconciliation of that measure to net income.

      We also use a variety of other measures in this report that we do not consider non-GAAP financial measures because they do not have GAAP counterparts and are operational measures rather than measures of performance, financial position, or cash flows in our financial statements. Two examples of these measures are Sales and Assets Under Management. Sales represents a measure, defined by the Life Insurance Marketing Research Association (LIMRA), of the amount of new business we have sold during the period rather than a measure of revenue. Assets Under Management is an industry measure of a base upon which fee revenue is earned, which is composed of both assets owned and assets managed for third parties.

PART I

ITEM 1. Business of John Hancock Life Insurance Company

      John Hancock Life Insurance Company (John Hancock, or the Company) is one of the nation's leading financial services companies, providing a broad array of insurance and investment products and services to retail and institutional customers, primarily in North America. Our principal executive offices are located at John Hancock Place, Boston, Massachusetts 02117. Our corporate internet address is www.jhancock.com.

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

      We operate our business in five segments. Two segments serve primarily retail customers, and two segments serve primarily institutional customers. Our fifth segment is the Corporate and Other Segment.

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

      According to the latest publicly available data, with respect to the United States, the Company is the eighth largest writer of individual life insurance based on new and recurring individual life sales, the third largest writer of individual variable universal life insurance and the tenth largest writer of individual universal life insurance. We believe we are the second largest writer of individual long-term care insurance and the top provider of group long-term care insurance based on total premiums in force. As of December 31, 2002, we were the 21st largest writer of individual annuity contracts, based on LIMRA sales data. Our mutual fund subsidiary ranked 18th among non-proprietary broker-sold U.S. asset managers in terms of total long-term, open-end assets under management as of December 31, 2002.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

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

      As of December 31, 2002 and 2001, respectively, our total assets under management were $117.6 billion and $114.8 billion, which includes $25.8 billion and $29.3 billion of assets invested in the Company's retail mutual funds. Total shareholder's equity, excluding net unrealized capital gains on securities, was $5.9 billion and $5.4 billion as of December 31, 2002 and 2001, respectively. In addition, John Hancock generated $6.5 billion and $7.1 billion in revenues and $458.9 million and $573.9 million in net income in 2002 and 2001, respectively.

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

      The Protection Segment has traditionally been our largest business segment, contributing 47.1%, 41.4% and 39.6% of consolidated operating revenues and 40.0%, 37.6% and 33.7% of consolidated segment after-tax operating income in the years ended December 31, 2002, 2001 and 2000, respectively. The Protection Segment generated revenues of $3,259.2 million, $3,054.7 million and $2,887.0 million and segment after-tax operating income of $309.7 million, $284.3 million and $238.8 million in 2002, 2001, and 2000, respectively. The Protection Segment has achieved the following financial results for the periods indicated:

                                                   As of or for the Years Ended December 31,
                                                           2002        2001        2000
                                                   -----------------------------------------
                                                             (in millions)
Sales (new premiums and deposits) (1):
Non-traditional life--excluding COLI and BOLI (2)
     Variable life ..............................   $     116.0   $   124.5   $   152.5
     Universal life .............................          65.2        30.4        18.4
Traditional life--excluding COLI (2)
     Whole life .................................           5.8         6.1         8.4
     Term life ..................................          39.3        33.0        36.3
COLI and BOLI
     Variable life--COLI ........................          66.6        90.5        38.6
     Universal life--COLI .......................          23.1        22.1        14.8
     Universal life--BOLI .......................           6.3        12.2         0.8
Individual long-term care (3) ...................         132.5       102.2       100.1
Group long-term care (4) ........................          16.6        16.8        11.5
                                                   ------------  ----------  ----------
         Total ..................................   $     471.4   $   437.8   $   381.4
                                                   ============  ==========  ==========
Assets:
Non-traditional life ............................   $  12,147.0   $11,163.2   $10,433.5
Traditional life (5) ............................      14,810.4    14,190.4    13,903.3
Individual long-term care .......................       3,732.1     2,705.8     2,227.2
Group long-term care ............................       1,038.5       801.5       480.6
Other ...........................................          44.9        51.6        46.9
Intra-segment eliminations ......................            --          --          --
                                                   ------------  ----------  ----------
         Total ..................................   $  31,772.9   $28,912.5   $27,091.5
                                                   ============  ==========  ==========

(1) Sales represents a measure, defined by LIMRA, of the amount of new business we have sold during the period rather than a measure of revenue.

(2) Individual life insurance sales exclude (a) excess premiums, which are premiums that build cash value but do not purchase face amounts of insurance on variable life and universal life insurance products and (b) premiums on corporate owned life insurance (COLI) and bank owned life insurance (BOLI) policies covering more than 200 lives. Sales include 10% of single premium payments on universal and whole life insurance products.

(3) Individual long-term care sales were revised for private label sales, including an additional $2.3 million in the year ended 2000 and Fortis Reinsurance premiums, including $23.9 million for the year ended 2000.

(4) Group long-term care sales were revised to include new enrollments and coverage additions of $5.4 million in 2000.

(5) The 2000 balance was adjusted to reflect the adoption of the provisions of Statement of Position (SOP) 00-3, "Accounting by Insurance Enterprises for Demutualization and Formations of Mutual Insurance Holding Companies and Certain Long-Duration Participating Contracts," as outlined in Note 1 to the consolidated financial statements. The result was $41.6 million additional assets for the traditional life product line as of December 31, 2000.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Products and Markets

      The attractive demographics of an aging population are a key growth driver for our industry. The boomer generation is healthier, wealthier, and living longer. They need products to manage wealth, provide a stream of income, provide protection and manage longevity risk. John Hancock provides an array of life insurance solutions to meet consumer's needs, from pure protection to retirement, estate planning, and small business plans.

      Our products are marketed through a variety of distribution channels. The success of this product marketing is contingent upon the successful selling efforts of career agents, insurance brokers, financial consultants and other distributors of our financial services. We refer to these individuals collectively as "producers", since it is their ability to secure new life insurance, annuity, and long term care insurance contracts - as well as retain existing contracts - that produces sales, continued revenue flows, earnings and products that sustain the continued profitability of our company. Providing outstanding service to our producers is a primary focus. We continually develop tools and processes to make it "easy to do business with John Hancock". In 2002, we launched several new tools. One, the first web-based illustration and inforce management system, called eHansel, helps producers make new business proposals and manage their current clients. Later in the year, we announced enhancements to this system, adding an advanced online presentation system that instantly creates customized illustrations and sales presentations. Another, an income analysis tool that includes estate planning analysis, enables producers to easily demonstrate comprehensive financial strategies to their clients.

      The sales and other financial results of our retail business over the last several years have been affected by general economic and industry trends. The appreciation of equity markets in the 1990's resulted in variable life insurance products accounting for the majority of increases in total life insurance premiums and deposits for the insurance industry. This trend reversed in 2001 and 2002 due to declines in equity market performance and we have seen investors return to stable investment products. Although sales of traditional life insurance products have experienced declines, sales of single life insurance, universal life insurance and term life insurance and corporate life insurance have increased. With respect to our long-term care insurance products, premiums have increased due to the aging of the population and the expected inability of government entitlement programs to meet retirement needs.

      With a diversified and competitive portfolio of both fixed and variable products, and comprehensive sales support tools for producers, we have been able to serve our customers in all market conditions, and generate strong business and earnings growth.

      The Company's sales of individual life insurance in 2002 consisted of 57% variable life, 29% universal life and 14% traditional life. The Company's sales of individual life insurance (excluding COLI and BOLI) in 2002 consisted of 51% variable life, 29% universal life and 20% traditional life. Term life sales represented 87% of traditional life product sales for the year ended December 31, 2002.

      Individual Life Insurance.

      o Variable Life Insurance. Variable universal life insurance is the primary variable life insurance product. It provides life insurance coverage and an investment return linked to an underlying portfolio of investments chosen by the policyholder. Our core variable life products, Medallion EDGE and PLUS, offer an attractive combination of performance, features and fund selection for clients who can accept a level of market risk, providing design flexibility to meet both death benefit and accumulation objectives.

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

            We were among the first insurance companies to offer variable life insurance products, beginning in 1980, and we believe the length of our experience in this market is a competitive strength. In 2001, we introduced an innovative product feature that combined a variable life insurance policy with a long-term care insurance feature.

      o Universal Life Insurance. Our universal life insurance products meet a range of needs, from providing pure, low cost life insurance coverage to products with strong accumulation and income options. The life insurance coverage and cash value that increases based on a credited interest rate which is periodically reset. These policies generally permit policyholders to use any increase in cash value to vary the amount of insurance coverage and the timing and amount of premium payments. In 2002, we expanded our universal life insurance portfolio to include a new highly flexible product that focuses on cash accumulation and offers LifeCare, a long-term care benefit

                       JOHN HANCOCK LIFE INSURANCE COMPANY

            rider. Ideal for the unstable market environment, this product offers clients insurance protection and cash accumulation, without exposure to stock market volatility. Our universal life insurance product portfolio also includes corporate owned life insurance and bank owned life insurance products which are sold to corporations including banks to fund post-retirement employee benefit plan liabilities. We participate in both the corporate and bank owned life insurance markets selectively, as profitable sales opportunities arise.

            On December 31, 2002, we acquired the fixed universal life insurance business of Allmerica Financial Corporation (Allmerica). Under the agreement, we receive certain assets, reserves and a re-occurring stream of premium payments on the business. We assume liability for Allmerica's fixed universal life insurance policies, including claims payments and any other policy obligations. The deal provided for Allmerica's in-force fixed universal life insurance business to be administered by us, following a transition period. This transaction gave us a more sizeable block of fixed universal life insurance business that will provide economies of scale, and allow us to spread expenses over a broader base. The acquisition also enables us to leverage our investment capabilities to benefit policyholders and investors.

      o Traditional Life Insurance Products. Our traditional life insurance products include single life and joint life (second-to-die) whole life insurance, and term life insurance. Participating whole life insurance combines a death benefit with a cash value that generally increases gradually in amount over a period of years, and typically pays a policy dividend. Term life insurance provides only a death benefit, does not build up cash value, and does not pay a dividend. In 2002 we revamped our term portfolio to improve pricing and make the product available to a wider range of age groups.

            Long-Term Care Insurance.

            We entered the individual long-term care (LTC) insurance market in 1987 and the group long-term care insurance market in 1988 and acquired the long-term care insurance business of Fortis, Inc. (Fortis) in March 2000. Our long-term care insurance products provide protection against the large and escalating costs of home health care, assisted living, and nursing home care. With the aging population, the expected inability of government entitlement programs to meet retirement long-term care needs, and a growing public awareness of long-term care insurance, we believe there is excellent growth potential for the long-term care insurance market. Our long-term care insurance products are reimbursement products, which provide benefits only for documented nursing home, assisted living or home or health care expenses. These products are sold on a guaranteed renewable basis, meaning that we are required to renew the policies each year as long as the premium is paid. However, this also gives us the ability to reset the price of the product prospectively, if needed. Our claims history on these products has been favorable relative to our pricing assumptions.

      o Individual Long-Term Care Insurance. Our individual long-term care insurance products are sold to pre-retired and retired customers. The insured typically pays the premium for this product. In 2002, we launched two new long-term care insurance products, Essential Care and Custom Care. Custom Care was the first long-term care insurance policy with a benefit that allows up to four extended family members to be covered by the same policy.

      o Group Long-Term Care Insurance. Our group long-term care insurance products are sold through employer-sponsored plans to employees and retirees, and their eligible relatives. The insured, not the employer, generally pays the premium for this insurance although there is a growing trend among employers to purchase a "core" plan on behalf of their employees, with the option for those employees to "buy up" for additional amounts of coverage. Following selection of one of our plans by an employer, we market our products directly to the employee base. The principal market for our group long-term care insurance products is companies with over 4,000 employees and retirees. We also pursue smaller employers with 1,000 or more employees and retirees in selected industries. In 2002, we introduced a next-generation Group Long-Term Care insurance product, CareCHOICE, with new features and enhanced benefits. This product provides employers more choice in customizing a plan for their employees.

            In 2002, we completed the rollout of the new Federal Long-term Care Insurance Program (the program) which John Hancock and MetLife were jointly awareded at the end of 2001. The program is expected to be the largest long-term care program in the country and the government's decision to provide access to long-term care insurance is expected to increase awareness of the product among consumers and employers.

            John Hancock and MetLife joined together to build Long Term Care Partners, LLC to administer the plan and support a successful enrollment program. As of December 31, 2002, the program generated

                       JOHN HANCOCK LIFE INSURANCE COMPANY

            over 225,000 applicants, of which approximately 135,000 were approved, representing approximately $170 million in annualized premium. The plan first became effective October 1, 2002, and is not expected to have an impact on earnings until 2003.

      The following table demonstrates total statutory premiums and deposits, which is the premium we report on the annual statements we file with insurance regulators, life insurance in force and GAAP reserves for our individual life and long-term insurance care products. In addition to premium from sales of new life and long-term care insurance policies, which we refer to as "sales," statutory premiums and deposits includes revenues from renewals of policies, 10% of single premium payments, and premiums from reinsurance assumed by us. We deduct from this measure the premiums that we cede to our reinsurers.

                             Selected Financial Data
                  Individual Life and Long-Term Care Insurance

                                              As of or for the Years Ended December 31,
                                                  2002          2001           2000
                                              ------------------------------------------
                                                            (in millions)
Total statutory premiums and deposits:
Variable life..............................    $     926.8  $      948.5   $      922.0
Universal life (1) (2).....................        1,030.9         456.1          173.5
Traditional life...........................        1,035.9         997.3          965.5
Individual long-term care..................          393.5         331.0          277.3
Group long-term care.......................           57.7           6.3           14.7
                                              ------------------------------------------
    Total..................................    $   3,444.8  $    2,739.2   $    2,353.0
                                              ==========================================
Life insurance in force:
Variable life..............................    $  57,331.8  $   58,104.4   $   57,716.2
Universal life (2).........................       18,594.4      10,604.5        9,085.6
Traditional life...........................       73,335.7      71,166.0       66,989.3
                                              ------------------------------------------
    Total..................................    $ 149,261.9  $  139,874.9   $  133,791.1
                                              ==========================================
GAAP Reserves:
Variable life..............................    $   6,064.0  $    6,479.9   $    6,517.1
Universal life (2).........................        3,876.4       2,758.1        2,268.7
Traditional life (3).......................       11,084.0      10,632.2       10,104.8
Individual long-term care..................        1,413.8       1,138.8          909.1
Group long-term care.......................          279.7         237.4          238.8
                                              ------------------------------------------
    Total..................................    $  22,717.9  $   21,246.4   $   20,038.5
                                              ==========================================

(1) Includes bank owned life insurance premiums of $200.0 million and $52.5 million for the years ended December 31, 2001 and 2000. There were no such premiums for the year ended December 31, 2002.

(2) Includes $639.7 million in deposits, $5,651.3 million in life insurance in force and $649.8 million in GAAP reserves for the year ended December 31, 2002 related to the acquisition of Allmerica's fixed universal life insurance business as of December 31, 2002.

(3) The 2000 balance was adjusted to reflect the adoption of the provisions of SOP 00-3, "Accounting by Insurance Enterprises for Demutualization and Formations of Mutual Insurance Holding Companies and Certain Long-Duration Participating Contracts" as outlined in Note 1 to the consolidated financial statements. The result was $74.2 million additional reserves for the traditional life product line as of December 31, 2000.

Distribution

      Protection products are distributed through multiple distribution channels including Signator, M Financial Group, Banks, the Internet, and through Group and private label relationships. Our strategy is to provide competitive products and outstanding service through multiple distribution channels.

      Signator. Signator, created in 1999, is a separate distribution subsidiary. Signator is comprised of Career Agents and Signator Brokerage, Direct Brokerage and Broker/Dealers.

      The Signator Career Agency system includes approximately 1,650 career sales personnel. We have transitioned our Career Agents to financial advisors by providing them with highly tailored financial planning tools and market support, as

                       JOHN HANCOCK LIFE INSURANCE COMPANY

well as an open architecture system which enables them to sell other companies' products. This structure has enabled us to recruit, develop and retain top producers.

      Because we believe the biggest growth opportunity exists in the brokerage arena we have made significant strides to expand into this marketplace. The brokerage channel distributes life and long-term care insurance products through producer groups, brokerage general agencies, independent broker dealers, wire houses and banks. The John Hancock Direct Brokerage unit has a regional brokerage staff, internal wholesaling unit, account executive and marketing team of its own that grows and manages relationships to drive sales. We focus on relationships with firms that produce in excess of one million dollars in target premium per year.

      M Financial Group. M Financial Group is a national producer group founded in 1978 comprised of approximately 105 life insurance producing firms with approximately 425 individual producers operating exclusively in the upper end of the wealth transfer and executive benefit markets. The life insurance companies in the consolidated Company have been either the first or second largest provider of life insurance products to the M Financial Group in each of the past three years, although the member firms also sell the products of other prominent U.S. life insurance companies. For the year 2002, the life insurance companies in the consolidated Company were the largest provider.

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

      During 2000, the Life Company was the only provider to extend debt financing for M Financial Holdings, Inc.'s purchase of one of its own COLI firms, to assist it in the first step of its long-term aggregation process.

      The business generated by M Financial Group producers has experienced lower termination or non-renewal (referred to in the industry as "lapse") and mortality rates than the industry average.

      e-Business & Retail Partnerships. This unit, launched in 1996, complements our traditional sales efforts. Through this unit, we sell term life insurance over the Internet and on the telephone directly to consumers. Consumers can call a toll-free number or go directly to our web site to get information, obtain a quote or start an application.

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

      Private label arrangements. We administer an individual long-term care insurance product which was sold in prior years through another insurer under a private label arrangement.

      The table below shows Protection Segment sales by distribution channel for the periods indicated. Individual life insurance sales exclude excess premiums, which are premiums that build cash value but do not purchase any additional face amount of insurance, on variable life and universal life insurance products and premiums on corporate owned life insurance and bank owned life insurance policies covering more than 200 lives. Sales include 10% of single premium payments on universal life and whole life insurance policies. Group long-term care sales include (i) sales made to new employer groups initially effective in the year, (ii) new enrollees in existing group account, (iii) sales constituting increased coverage to existing insureds, (iv) and sales to non-employer groups and new employees added to a group. COLI is sold only by Signator, M Financial Group and through banks. BOLI is sold only by Signator and M Financial Group.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                Protection Segment Sales by Distribution Channel

                                                     For the Years Ended December 31,
                                                        2002      2001       2000
                                                     --------------------------------
                                                             (in millions)
Signator: (1)
     Individual life--excluding COLI and BOLI (2)..  $ 151.4   $ 137.7    $ 136.0
     Individual life--COLI.........................     57.7      74.2       23.7
     Individual long-term care (3).................    128.5      98.6       97.3
M Financial Group:
     Individual life--excluding COLI...............     60.9      45.9       59.9
     Individual life--COLI.........................     32.0      38.4       29.7
     Individual long-term care.....................      0.6       0.2        0.2
e-Business & Retail Partnerships:
     Individual life...............................     14.0      10.4       19.5
     Individual long term care.....................      1.0       0.9         --
Dedicated Sales Force:
     Group long-term care (4)......................     16.6      16.8       11.5

BOLI...............................................      6.3      12.2        0.8

Other:
     Individual life...............................       --        --        0.2
     Individual long-term care (5).................      2.4       2.5        2.6
Total: (7)
     Individual life--excluding COLI and BOLI......    226.3     194.0      215.6
     Individual life--COLI and BOLI................     96.0     124.8       54.2
     Individual long-term care (6).................    132.5     102.2      100.1
     Group long-term care..........................     16.6      16.8       11.5

(1) Signator includes sales by the Signator Financial Network as well as all insurance brokerage sales, sales through broker/dealers, sales through financial institutions, and sales related to Fortis.

(2) Revised to include broker/dealer and financial institution sales of $7.0 million for the year ended December 31, 2000.

(3) Revised to include broker/dealer sales of $7.3 million, financial institution sales of $1.0 million, e-business sales of $0.2 million, and Fortis Reinsurance premiums of $23.9 million, for the year ended December 31, 2000.

(4) Revised to include new enrollments and coverage additions of $5.4 million for the year ended December 31, 2000.

(5) Revised to include private label sales of $2.3 million and exclude e-business sales of $0.2 million in 2000.

(6) Individual long-term care insurance sales were revised for private label sales, including an additional $2.3 million in the year yended 2000 and Fortis Reinsurance premiums, including $23.9 million, for the year ended 2000.

(7) Sales represents a measure, defined by LIMRA, of the amount of new business we have sold during the period rather than a measure of revenue.

Underwriting

      Insurance underwriting involves a determination of the type and amount of risk that an insurer is willing to accept and the premium to be charged. Underwriting also determines the amount and type of reinsurance levels appropriate for a particular type of risk. By utilizing reinsurance, we can limit our risk and, at times improve product pricing.

      Our underwriting standards for life insurance are intended to result in the issuance of policies that produce mortality experience consistent with the assumptions used in product pricing. Our underwriting is based on our historical mortality experience, as well as the experience of the insurance industry and of the general population. We continually compare our underwriting standards against the industry to mitigate our exposure to higher risk business and to stay abreast of industry trends. For individual long-term care insurance products, we use separate but similar underwriting criteria appropriate to the morbidity risks insured. Our overall profitability depends to a large extent on the degree to which our mortality and/or morbidity experience matches our pricing assumptions. Our life and long-term care insurance underwriters evaluate policy applications on the basis of the information provided by the applicant and others. We implemented new programs to improve

                       JOHN HANCOCK LIFE INSURANCE COMPANY

our underwriting process. These include the Telephone Interview Program, which permits eligible long-term care insurance clients to be interviewed over the telephone by trained nurses, replacing the collection of a physician's statement in 50% of the cases, leading to lower costs and faster cycle times, without any loss of required underwriting information. We also implemented the STAR (System to Assess Risk) underwriting system in 2000 to improve the risk assessment process through automation which has resulted in a reduction of cycle times, improved productivity and a reduction of total costs. As an organization we continue to review our underwriting processes to further reduce our unit costs by streamlining our underwriting tools and increasing policy taken rates.

      Group long-term care insurance underwriting is conducted on both the employer group level and the individual level. Our group long-term care insurance corporate customers generally offer their employees the opportunity to purchase coverage on a "guaranteed-issue" basis, meaning that all employees are eligible for insurance coverage, and offer individually underwritten coverage to family members. We rely on our experience in underwriting large groups in order to set prices that take into account the underwriting arrangements, the general health conditions of the corporate customers' employees, the specifics of the negotiated plan design, and other demographic and morbidity trends. Group products are written on a guaranteed renewable basis, which permits repricing if necessary.

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

      o     our brand penetration within each channel of distribution; and

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

the time of the Life Company's demutualization to protect the reasonable dividend expectations of certain participating life insurance policyholders.

      In addition, the Company has entered into reinsurance agreements to specifically address insurance exposure to multiple life insurance claims as a result of a catastrophic event. The Company has put into place, effective July 1, 2002, catastrophic reinsurance covering both individual and group policies written by all of its U.S. life insurance subsidiaries. The deductible for individual and group coverages combined is $25 million per occurrence and the limit of coverage is $40 million per occurrence. Both the deductible and the limit apply to the combined U.S. insurance subsidiaries. The Company has supplemented this coverage by reinsuring all of its accidental death exposures in excess of $100,000 per life under its group life insurance coverages, and 50% of such exposures below $100,000. Should catastrophic reinsurance become unavailable to the Company in the future, the absence of, or further limitations on, reinsurance coverage, could adversely affect the Company's future net income and financial position.

      Our long-term care business units reinsure with John Hancock Reassurance Company, LTD (JHReCo), a wholly owned subsidiary of JHFS. Group Long Term Care ceded 50% of all business issued prior to 1997 to JHReC0 in 2001 (up from 40% in 2002 and 30% in 1999) and 50% of all new business issued in 1997 and later. Retail Long-Term Care also cedes business to JHReCo; 50% of all new business 1997 and later is ceded to JHReCo and 50% of business assumed from Fortis in retro-ceded to JHReCo.

      Our non-traditional life insurance business reinsures with JHReCo 100% of the risk associated with the no lapse guarantee benefit present in the protection universal life insurance products. This reinsurance agreement was effective in 2001 and includes policies issued in years 2001 and later. In addition, the traditional life insurance business entered into a reinsurance agreement with JHReCo to reinsure 50% its retained level premium term business written by the Company's subsidiary, John Hancock Variable Life Insurance Company. The agreement was effective in 2002 and includes inforce policies.

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

      The Asset Gathering Segment contributed 16.3%, 15.7% and 16.4% of consolidated operating revenues and 16.9%, 19.6% and 18.2% of consolidated segment after-tax operating income in the years ended December 31, 2002, 2001 and 2000, respectively. The Asset Gathering Segment generated operating revenues of $1,124.8 million, $1,155.0 million and $1,195.9 million and segment after-tax operating income of $130.7 million, $148.3 million and $128.8 million in 2002, 2001 and 2000, respectively. The Asset Gathering Segment has achieved the following financial results for the periods indicated:

                                   As of or for the Years Ended December 31,
                                        2002        2001        2000
                                   -----------------------------------------
                                               (in millions)
Sales: (1)
Variable annuities (2).....        $    746.1     $    639.6     $  1,120.8
Fixed annuities (2)........           2,690.6        1,478.0          880.4
John Hancock Funds (3).....           4,737.6        5,001.4        5,307.0
                                   -----------------------------------------
     Total.................        $  8,147.3     $  7,119.0     $  7,308.2
                                   =========================================

Assets:
Variable annuities.........        $  5,702.4     $  6,750.0     $  7,425.3
Fixed annuities............           9,935.8        7,428.2        5,988.4
John Hancock Funds.........             245.4          338.4          410.5
Other .....................             169.2          223.9          243.0
                                   -----------------------------------------

     Total.................        $ 16,052.8     $ 14,740.5     $ 14,067.2
                                   =========================================

Assets Under Management:
Variable annuities.........        $  5,327.4     $  6,357.1     $  7,116.0
Fixed annuities............           9,226.2        6,876.6        5,640.8
John Hancock Funds (4).....          25,810.3       29,285.8       31,725.8

(1) Sales represents a measure, defined by LIMRA, of the amount of new business we have sold during the period rather than a measure of revenue.

(2) Represents statutory annual statement values. Statutory revenues include premiums and deposits on variable and fixed annuities. Statutory premiums and deposits differ from GAAP premiums because GAAP requires that variable and certain fixed annuity products be accounted for using deposit accounting. Deposit accounting excludes from revenue the premiums and deposits received on these products. Fixed annuity sales include considerations from supplemental contracts. Variable annuity sales exclude safe harbor internal exchanges of $92.0 million, $1,910.5 million and $25.0 million, respectively, in 2002, 2001 and 2000.

(3) Mutual fund and institutional asset sales are defined as new inflows of funds from investors into our investment products. Sales of mutual fund products are recorded on the trade date. Sales of institutional investment products are recorded on the date a firm commitment is established.

(4) Includes $3.4 billion, $3.6 billion and $2.9 billion of our general account assets and assets managed for certain John Hancock subsidiaries and assets managed for variable annuities as of December 31, 2002, 2001 and 2000, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Products and Markets

Annuities

      We offer variable and fixed annuities, both immediate and deferred, to a broad range of consumers through multiple distribution channels. Annuities may be deferred, where assets accumulate until the contract is surrendered, the contractholder dies, or the contractholder begins receiving benefits under an annuity payout option; or immediate, where payments begin within one year of issue and continue for a fixed period of time or for life with or without a period certain.

      Variable annuities are separate account products, where the contractholder bears the investment risk and has the right to allocate funds among various separate investment subaccounts. Our major source of revenues from variable annuities is mortality and expense fees charged to the contractholder, generally determined as a percentage of the market value of the underlying variable assets under management. Our Revolution series variable annuity product line, introduced in the fourth quarter of 2000, was the first in the industry to offer assistance with the cost of long-term care, with no underwriting. Revolution is targeted to the needs of aging consumers who want to accumulate funds for retirement and provide a hedge against the cost of long-term care. Revolution sales comprised 94% and 88% of total variable annuity sales for the years ended December 31, 2002 and 2001, respectively.

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

      Investment management skills are critical to the growth and profitability of our annuity business. The investments we offer for our variable annuity and variable life products are part of a collection of funds called The Variable Series. Within this collection is a subgroup of investment options called the Variable Series Trust (VST), subadvised funds managed by some of the world's premier money managers, which John Hancock, as investment adviser, is responsible for overseeing. As the investment adviser, John Hancock oversees the subadvisers to ensure their investment styles remain consistent. All our fixed annuity assets are managed internally.

      The relative proportion of our total annuity sales represented by fixed and variable annuities is generally driven by the relative performance of the equity and fixed income markets. The Company's total annuity deposits were comprised of 78.2% fixed annuity and 21.8% variable annuity for the year ended December 31, 2002 and 69.7% fixed annuity and 30.3% variable annuity for the year ended December 31, 2001. The following table presents certain information regarding our annuity reserve activity for the periods indicated:

                            Annuity Reserve Activity

                                                                      As of or for the Years Ended December 31,
                                                                           2002         2001        2000
                                                                      ---------------------------------------
                                                                                   (in millions)
Variable Annuities:
Reserves, beginning of year.......................................     $  6,323.1   $  7,182.8   $  7,683.2
     Deposits and other policy credits (1)........................          747.9        641.3      1,162.3
     Interest credited and investment performance.................         (778.4)      (570.9)      (538.3)
     Surrenders and benefits......................................         (880.7)      (814.8)      (997.6)
     Product fees.................................................         (109.4)      (115.3)      (126.8)
                                                                      ----------------------------------------
Reserves, end of year.............................................     $  5,302.5   $  6,323.1   $  7,182.8
                                                                      ========================================
Fixed Annuities:
Reserves, beginning of year.......................................     $  6,497.4   $  5,365.8   $  4,946.4
     Premiums, deposits and other policy credits (1)..............        2,690.6      1,478.0        899.1
     Interest credited............................................          394.1        344.7        291.0
     Surrenders and benefits......................................         (810.9)      (680.7)      (759.2)
     Product fees.................................................           (9.4)       (10.4)       (11.5)
                                                                      ----------------------------------------
Reserves, end of year.............................................     $  8,761.8   $  6,497.4   $  5,365.8
                                                                      ========================================
Total Annuities:
Reserves, beginning of year.......................................     $ 12,820.5   $ 12,548.6   $ 12,629.6
     Premiums, deposits and other policy credits (1) (2)..........        3,438.5      2,119.3      2,061.4
     Interest credited and investment performance.................         (384.3)      (226.2)      (247.3)
     Surrenders and benefits......................................       (1,691.6)    (1,495.5)    (1,756.8)
     Product fees.................................................         (118.8)      (125.7)      (138.3)
                                                                      ----------------------------------------
Reserves, end of year.............................................     $ 14,064.3   $ 12,820.5   $ 12,548.6
                                                                      ========================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

(1) Included in this line for the year ended December 31, 2000 are policy credits of $18.7 million for fixed annuity and $16.5 million for variable annuity which were added to annuity reserves as part of the demutualization.

(2) Variable annuity deposits exclude internal exchanges as part of the safe harbor internal exchange program of $92.0 million, $1,910.5 million and $25.0 million for the years ending December 31, 2002, 2001 and 2000, respectively.

John Hancock Funds

      We offer a variety of mutual fund products and related investment management services through John Hancock Funds. We employ a team style in the management of our funds. These teams manage portfolios in accordance with a variety of specified strategies, which we believe gives us a competitive advantage over competitors, many of whom deploy only one style across a family of funds. As of December 31, 2002, our fixed income and equity research staffs included over 61 portfolio managers and analysts with an average of 18 years of experience. We are recruiting additional investment professionals to enhance our capabilities across both fundamental and quantitative analysis and investment styles. This ongoing commitment to investment research further enables us to develop new products intended to strengthen our fund offerings, across a broad array of investment styles. In addition, our investment staff is supplemented by subadvisory arrangements with third-parties and other John Hancock units. We also actively pursue the acquisition of top performing mutual funds, which can be sold through our distribution system. While the business includes primarily assets managed for third-party retail clients, the investment professionals providing these services also manage assets underlying our general account and separate account products, as well as variable life, annuity products and Maritime Life.

      Mutual Funds. John Hancock Funds offers a broad array of open-end mutual funds and closed-end funds to a broad base of consumers across varying income levels. Open-end mutual funds are subject to redemption at any time by investors. After their initial public offering, the shares of closed-end funds are not subject to redemption and, accordingly, represent a more stable base of assets than open-end funds. As of December 31, 2002, 59.3% of our mutual fund assets under management were invested in open-end mutual funds. We also offer our mutual funds as investment options in variable annuities and variable life insurance products. Our product offerings cover both domestic and international equity and fixed-income markets. In 2002, the Company added six new funds to its investment offerings. Four new open-end funds were offered:
            Classic Value Fund, U.S. Global Leaders Growth Funds, Large Cap Spectrum Fund and High Income Fund. The U.S. Global Leaders Growth Fund was acquired from Yeager, Wood & Marshall, Inc. in May 2002 and the classic Value Fund was acquired from Pzena Investment Management, LLC, in November 2002. In addition, two new closed-end funds were offered; John Hancock Preferred Income Fund and John Hancock Preferred Income Fund II.

      Retirement Services. We offer traditional IRA programs and a complete line of retirement products, including: 401(k) plans and sole proprietor 401(k) plans, SIMPLE IRA and SIMPLE 401(k) plans for companies with no more than 100 eligible employees and no other qualified plan; Simplified Employee Pensions for companies of any size, including self-employed persons, partnerships and corporations; and Roth IRA plans for individuals.

      Institutional Services. Through funds and private accounts, John Hancock
            Funds manages assets for public pension plans, high net-worth individuals, corporate pension plans, pooled separate accounts, union pension plans, foundations and endowments.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      The following tables present certain information regarding the assets under management by John Hancock Funds for the periods indicated:

                  Total Assets Under Management By Asset Class

                                                     As of December 31,
                                               2002         2001         2000
                                           -------------------------------------
                                                           (in millions)
Assets Under Management:
Domestic equity and balanced..............  $13,727.7    $17,898.4    $21,244.4
International equity and balanced.........      309.3        391.3        548.3
Domestic and international fixed income...   11,773.3     10,996.1      9,933.1
                                           -------------------------------------
     Total assets under management (1)....  $25,810.3    $29,285.8    $31,725.8
                                           =====================================

                               Asset Flow Summary

                                                     For the Years Ended December 31,
                                                     2002         2001          2000
                                                ----------------------------------------
                                                              (in millions)
Retail Mutual Funds:
Assets under management, beginning of year.....  $ 22,876.2    $ 26,541.4   $ 27,842.4
     Deposits and reinvestments................     4,056.6       3,958.7      5,333.6
     Redemptions and withdrawals...............    (3,817.2)     (4,300.8)    (5,394.1)
     Net money market funds....................      (205.4)       (205.5)       (90.9)
     Market appreciation (depreciation)........    (3,387.1)     (2,770.2)      (713.7)
     Fees......................................      (290.1)       (347.5)      (435.9)
                                                ----------------------------------------
Assets under management, end of year (1).......  $ 19,233.0    $ 22,876.1   $ 26,541.4
                                                ========================================
Institutional Investment Management:
Assets under management, beginning of year.....  $  6,409.6    $  5,184.4   $  4,854.2
     Deposits and reinvestments................     1,198.2       1,924.4        677.1
     Redemptions and withdrawals...............      (853.1)       (822.3)      (571.2)
     Market appreciation (depreciation)........      (160.9)        137.2        237.3
     Fees......................................       (16.5)        (14.0)       (13.0)
                                                ----------------------------------------
Assets under management, end of year...........  $  6,577.3    $  6,409.7   $  5,184.4
                                                ========================================
Total:
Assets under management, beginning of year.....  $ 29,285.8    $ 31,725.8   $ 32,696.6
     Deposits and reinvestments................     5,254.8       5,883.1      6,010.7
     Redemptions and withdrawals...............    (4,670.3)     (5,123.1)    (5,965.2)
     Net money market funds....................      (205.4)       (205.5)       (90.9)
     Market appreciation (depreciation)........    (3,548.0)     (2,633.0)      (476.4)
     Fees......................................      (306.6)       (361.5)      (448.9)
                                                ----------------------------------------
Assets under management, end of year (1).......  $ 25,810.3    $ 29,285.8   $ 31,725.8
                                                ========================================

(1) Retail mutual fund assets under management includes $2.5 billion, $3.7 billion and $5.3 billion in retirement plan assets at December 31, 2002, 2001 and 2000, respectively.

Distribution

      Asset Gathering products are distributed through Signator, independent broker/dealers, banks, directly to state lottery commissions and both directly and through consultants to institutions and retirement plan sponsors.

      Signator. Signator, a subsidary of the Company, through its broker/dealer and insurance agency subsidiaries, is a key distribution channel for our variable annuities. We also sell fixed annuities, mutual funds, 401(k) programs and other retirement programs through these entities.

      Essex Corporation. Essex, a subsidiary of the Company, is one of the nation's largest intermediaries between banks and product manufacturers for annuities. Essex is the Company's primary distribution channel for selling annuities through mid-market banks. Essex has primarily focused on selling fixed annuities and strives to grow variable annuity sales. Essex also serves as an intermediary in the distribution of mutual funds. Essex's primary source of income is commissions on sales of these products.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      The table below shows Asset Gathering Segment sales by distribution channel for the periods indicated.

              Asset Gathering Segment Sales by Distribution Channel

                                           For the Years Ended December 31,
                                           2002          2001           2000
                                      ----------------------------------------
                                                    (in millions)
Broker/Dealers:
     Variable annuities (1).........   $   133.9      $  145.2      $  334.7
     Fixed annuities................        70.4          40.5           1.3
     Mutual funds...................     3,504.4       2,816.6       3,930.3
Signator:
     Variable annuities (1).........       305.8         414.0         653.0
     Fixed annuities................       243.1         131.9          80.6
     Mutual funds...................       270.2         367.5         616.6
Pension Consultants:
     Mutual funds...................       911.7       1,700.6         596.6
Financial Institutions:
     Variable annuities.............       277.9          60.0         154.7
     Fixed annuities................     2,189.0       1,268.9         742.0
     Mutual funds...................        51.3         116.7         163.5
e-Business and Retail Partnerships..        30.1          19.2           0.7
Other (2)...........................       188.3          37.9          34.2
                                      ----------------------------------------
     Total..........................   $ 8,176.1      $7,119.0      $7,308.2
                                      ========================================

(1) Sales represents a measure, defined by LIMRA, of the amount of new business we have sold during the period rather than a measure of revenue.

(2) Variable annuity deposits exclude internal exchanges as part of the safe harbor internal exchange program of $92.0 million, $1,910.5 million and $25.0 million, respectively, for the years ending December 31, 2002, 2001 and 2000.

(3) Other includes single premium immediate annuities, including lottery-related payout contracts, and supplemental contracts involving life contingencies.

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

      We believe the Asset Gathering Segment is well positioned to increase assets under management in the face of this competition. Our competitive strengths include the ability to:

      o deliver strong investment performance, and enhance this performance by expanding the depth and breadth of fundamental research, portfolio management teams, and investment professionals;

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      o     develop new products and expand into new markets; and

      o     provide excellent service to investors and distributors.

Service Organizations

      Within the Asset Gathering Segment, we also include our servicing subsidiary, John Hancock Signature Services.

      John Hancock Signature Services combines and coordinates customer service functions for life insurance, annuity and mutual fund customers. The services provided by John Hancock Signature Services, Inc. include new business processing underwriting, contract change services, claims processing, premium collection and processing, billing, and preparation of annual and quarterly statements. Through this subsidiary, we seek to provide an integrated and comprehensive customer service function on a cost-effective basis. This system permits a customer to have a single point of contact for most servicing needs.

Banking Products and Services

      First Signature Bank & Trust Company is a limited-service bank, which accepts demand deposits but does not make commercial loans. It provides consumer banking products and services to our customers. First Signature Bank & Trust Company had $100.5 million and $156.5 million in assets as of December 31, 2002 and 2001.

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

      The G&SFP Segment contributed 25.6%, 32.1% and 33.3% of consolidated operating revenues and 34.7%, 31.5% and 29.9% of consolidated segment after-tax operating income in the years ended December 31, 2002, 2001 and 2000, respectively. The G&SFP Segment generated revenues of $1,768.4 million, $2,369.5 million and $2,427.2 million and segment after-tax operating income of $268.7 million, $238.0 million and $211.6 million in 2002, 2001 and 2000, respectively. G&SFP Segment financial information is summarized below:

                                                                                       As of December 31,
                                                                             2002             2001              2000
                                                                      ---------------------------------------------------
                                                                                         (in millions)
Assets Under Management:
Spread-based products................................................     $24,872.3          $22,444.5         $19,492.1
Fee-based products...................................................       8,402.6            8,448.4          10,827.7
                                                                      ----------------  ---------------  ----------------
Total................................................................     $33,274.9          $30,892.9         $30,319.8
                                                                      ================  ===============  ================

Spread-based Premiums and Deposits:

Fund-type products...................................................     $ 3,847.9          $ 4,718.8         $ 4,442.0
Single premium annuities.............................................           1.2              465.5             594.8
SignatureNotes.......................................................         290.2                 --                --
                                                                      ----------------  ---------------  ----------------
Total Spread-based Premiums and Deposits.............................     $ 4,139.3          $ 5,184.3         $ 5,036.8
                                                                      ================  ===============  ================

Fee-based Premiums and Deposits:
General account participating pension fund-type products and
     annuity contracts...............................................     $   529.3          $   468.9         $   467.0
Structured separate accounts.........................................         483.9               77.4              50.3
Other separate account contracts.....................................         (26.1)             130.6             223.9
                                                                      ----------------  ---------------  ----------------
     Total Fee-based Premiums and Deposits...........................     $   987.1          $   676.9         $   741.2
                                                                      ================  ===============  ================

      Premiums and deposits above differ from GAAP premiums because GAAP requires that premiums on general account GICs, funding agreements, general account participating pension products, structured separate accounts, separate account annuities and separate investment accounts be accounted for using deposit accounting. Deposit accounting excludes the contributions and deposits received on find-type products from revenue and generally shows only the fees and investment income earned from these products as revenues.

Products and Markets

      The G&SFP Segment offers spread-based products and fee-based products in a variety of markets. Spread-based products serve the larger and faster growing segment of the market. Fee-based products are typically niche products that have less overall growth potential. The general account Guaranteed Investment Contract (GIC) has been our predominant product issued in the qualified defined contribution plan market. Single premium and separate account annuities are primarily limited to qualified and non-qualified defined benefit plans. Funding agreements are issued to non-qualified domestic and international institutional investors. By working closely with our customers to develop customized investment programs, we have built a leading market share in several important markets, including general account GICs, funding agreements and single premium annuities.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      Spread-Based Products. Our spread-based products provide a guaranteed rate of return to the customer. We derive earnings on these products primarily from the difference between the investment returns on the supporting assets and the guaranteed returns provided to customers. Our spread-based products include:

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

o Single premium annuities. Single premium annuities are immediate or deferred annuity contracts which provide for payments of a guaranteed amount commencing at a specified time, typically at retirement. These annuities are sold primarily to defined benefit plan closeouts. The two most common types of annuities are the straight life annuity, which makes payments for the life of a retired annuitant, and the joint and survivor annuity, which continues to make payments to a spouse after the death of the annuitant. We also provide structured settlements, which provide a tax-free stream of periodic payments to individuals who receive awards or settlements in personal physical injury disputes. We have broadened our offerings to include a structuring program for attorney's fees, allowing counsel to defer legal fees as taxable disbursements into the future.

o SignatureNotes. SignatureNotes are debt securities issued directly by the Life Company to retail investors via a broker-dealer network. These debt securities, available to investors in $1,000 increments, are offered weekly under a $3 billion shelf registration with varying terms and maturity dates, as permitted in the prospectus.

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

o Structured Separate Accounts. These products pass the investment results of a separate account through to the contractholder and contain only minimal guarantees. Contractholders may select from among flexible investment options provided by our various investment managers. The structured separate account business leverages the strong marketing relationships developed with our general account GIC customers.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      new sales of separate investment accounts are reported in the Investment Management Segment. Existing agreements, however, continue to be reported in and serviced by the Guaranteed and Structured Financial Products Segment because of customer relationships.

Distribution

      We distribute our guaranteed and structured financial products through a variety of channels. General account GICs and structured separate accounts are sold through our regional representatives to plan sponsors, or to GIC managers who represent plan sponsors. Funding agreements are sold either directly, through brokers, or through investment banks in the form of medium-term notes. SignatureNotes are distributed through a retail brokerage network. Annuities are sold through pension consultants who represent defined benefit plan sponsors or through brokers who receive a commission for sales of our products. Structured settlements annuities are offered through a group of broker companies specializing in dispute resolution.

      We have an experienced sales staff that develops and maintains relationships with target customers, consultants, and other financial intermediaries. We believe that our consistent market presence over the past two decades has created strong and valuable relationships with a large segment of the customer base.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

o Single Premium Annuities. We underwrite immediate annuities using recent mortality experience and an assumption of continued improvement in annuitant longevity. We underwrite deferred annuities by analyzing mortality risk and the expected time to retirement.

Reserves

      We establish and report liabilities for contractholders' funds and future policy benefits to meet the obligations on our policies and contracts. Our liability for fund-type products, and fee-based products is equal to the cumulative account balances for these products. Cumulative account balances include deposits plus credited interest or investment earnings less expense charges and withdrawals. Future policy benefits for our single premium annuity contracts are calculated based on a set of actuarial assumptions that we establish and maintain throughout the lives of the contracts. Our assumptions include investment yields, mortality and the expected time to retirement.

Competition

      Our Guaranteed and Structured Financial Products Segment operates in a variety of highly competitive institutional markets. Although a large number of companies offer these products, the market is concentrated. Through the first three quarters of 2002, five insurers, including the Life Company, issued approximately 44% of total GICs and funding agreements issued by U.S. insurance companies reporting to LIMRA; and six insurers, including the Life Company, issued more than 88% of total single premium annuities. Our competitors include a variety of well-recognized insurance companies, domestic and foreign banks and other institutional investment advisors.

      With the introduction of SignatureNotes we became the first insurer to enter the retail market to compete with other issuers of direct access notes, including both financial and non-financial firms.

      We believe that we are able to compete successfully in our markets as a result of our strong financial ratings, brand name, investment management expertise, national distribution, flexible product design and competitive pricing. Competition in this market is restricted almost exclusively to insurance companies with superior or excellent financial ratings. The requirement for strong financial ratings reduces pressure on margins by limiting the number of potential competitors and by lowering our cost of funds.

      For a further description of operating results, see Management's Discussion and Analysis of Financial Condition and Results of Operations - Guaranteed and Structured Financial Products Segment included elsewhere in this Form 10-K.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

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

      The Investment Management Segment represented 23.7%, 25.1% and 27.8% of our total assets under management as of December 31, 2002, 2001 and 2000, which were $117.6 billion, $114.8 billion and $117.2 billion, respectively. The Investment Management Segment contributed $124.6 million, $143.2 million and $212.0 million of consolidated operating revenues and $21.2 million, $29.8 million and $46.8 million of consolidated segment after-tax operating income in the years ended December 31, 2002, 2001 and 2000, respectively.

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

      The capabilities of the Investment Management Segment include:

      Public Fixed Income and Equity Investments. Through Independence Investment LLC, we provide active stock and bond management to pension funds, endowments, and other institutions. We provide core, value, growth, medium-cap, small-cap, balanced and market neutral investment strategies. We also offer international stock and bond management.

      In addition, we offer active, quantitative investment management services in the high quality fixed income markets, with a special emphasis on structuring and managing portfolios of asset-backed securities and Treasury securities combined, when appropriate, with various derivative strategies. These portfolios are either managed directly for investors or structured as collateralized debt obligations (CDOs).

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      The following tables present certain information regarding the assets under management by the Investment Management Segment for the periods indicated:

                  Total Assets Under Management By Asset Class

                                                                         As of December 31,
                                                                 2002           2001            2000
                                                          ----------------------------------------------
                                                                            (in millions)
Assets Under Management:
Domestic equity and balanced..........................        $11,159.9       $14,952.7       $19,099.3
International equity and balanced.....................          1,417.0         1,512.6         1,840.1
Domestic and international fixed income...............         11,758.0         9,385.7         8,469.3
Timber, farmland and independent power................          3,156.5         2,919.6         3,136.0
                                                          ----------------------------------------------
     Total assets under management (2) (3)............        $27,491.4       $28,770.6       $32,544.7
                                                          ==============================================

                               Asset Flow Summary

                                                                         As of December 31,
                                                                 2002            2001            2000
                                                          ----------------------------------------------
                                                                            (in millions)
Assets Under Management:
Assets under management, beginning of year (1) (4)....        $28,770.6       $32,544.7       $40,047.2
Sales and reinvestments...............................          4,638.6         3,506.7         3,648.3
Redemptions and withdrawals...........................         (2,804.6)       (5,304.8)       (9,708.7)
Market (depreciation) appreciation....................         (3,113.2)       (1,976.0)       (1,442.1)
                                                          ----------------------------------------------
Assets under management, end of year (2) (3)..........        $27,491.4       $28,770.6       $32,544.7
                                                          ==============================================

(1) Includes $1,234.6 million, $1,120.1 million and $1,060.8 million of assets managed by subsidiaries for our general account as of January 1, 2002, 2001 and 2000, respectively.

(2) Does not include $383.1 million, $151.3 million and $106.9 million of general account cash and invested assets as of December 31, 2002, 2001 and 2000, respectively.

(3) Includes $1,612.0 million, $1,234.6 million and $1,120.1 million of assets managed by subsidiaries for our general account for the year ended December 31, 2002, 2001 and 2000, respectively.

(4) Does not include $151.3 million, $106.9 million and $164.5 million of general account cash and invested assets as of January 1, 2002, 2001 and 2000, respectively.

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

      We believe the fundamental elements of competitive success are investment performance and customer service. Our competitive strategy focuses on attracting assets through superior performance. Consistent with this strategy, we continually evaluate opportunities to develop internally, acquire, or divest investment management units and strive to improve our investment management products and services. In addition, we believe our leading role in non-traditional asset classes helps to create a distinct and competitively advantageous profile in the institutional asset management marketplace.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Corporate and Other Segment

Overview

      Our Corporate and Other Segment consists primarily of our international operations, corporate operations and non-core businesses that are either in the process of winding down (i.e., are in "run-off") or have been divested. This segment contributed approximately 9.3%, 8.8% and 7.9% of consolidated segment operating revenues and 5.7%, 7.3% and 11.6% of consolidated after-tax operating income in the years ended December 31, 2002, 2001 and 2000, respectively. The Corporate and Other Segment generated operating revenues of $644.2 million, $650.6 million and $577.0 million and segment after-tax operating income of $44.3 million, $55.4 million and $82.4 million in 2002, 2001 and 2000, respectively.

          The Corporate and Other Segment assets are summarized below:

                                          For the Years Ended December 31,
                                        2002           2001           2000
                                --------------- --------------- ----------------
                                                  (in millions)
Assets:
International operations.....      $     87.4      $     71.9      $     65.1
Corporate operations.........         7,658.6         6,634.7         5,604.6
Non-core businesses..........         1,060.8         1,004.0         1,106.1
Intra-segment eliminations...        (6,163.3)       (4,542.6)       (3,808.1)
                                --------------- --------------- ----------------
     Total...................      $  2,643.5      $  3,168.0      $  2,967.7
                                =============== =============== ================

International Operations

      Our international operations consist primarily of the international group insurance program. The international group insurance program consists of an international network of 48 insurers that coordinate and/or reinsure group life, health, disability and pension coverage for foreign and globally mobile employees of multinational companies in 51 countries and territories.

Corporate Operations

      Corporate operations consist principally of (1) investment and treasury activities, and assets, investment income, interest expense and other expenses not specifically allocated to segments and (2) group life insurance operations. Our group life insurance business generated $154.1 million, $225.8 million and $240.6 million in premiums in the years ended December 31, 2002, 2001, and 2000, respectively. Also included in corporate operations is the revenues and expenses of Signature Fruit, a subsidiary of the Company, which purchased certain assets and assumed certain liabilities out of bankruptcy proceedings of Tri Valley Growers, Inc., a cooperative association, for approximately $53.0 million on April 1, 2001. Signature Fruit generated $235.9 million and $177.8 million in revenues and $241.3 million and $183.1 million in expenses for the years ended December 31, 2002 and 2001, respectively. No revenue or expense related to Signature Fruit is in the Company's income statement for the year ended December 31, 2000.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

General Account Investments

General Account and Separate Accounts

      Our investments include assets held in our general account and assets held in numerous separate accounts. We manage our general account assets in investment segments that support specific classes of product liabilities. These investment segments permit us to implement investment policies that both support the financial characteristics of the underlying liabilities and also provide returns on our invested capital. The investment segments also enable us to gauge the performance and profitability of our various business segments and product lines.

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

Ratings

      Insurance companies are rated by rating agencies based upon factors relevant to policyholders. Ratings provide both industry participants and insurance consumers meaningful information on specific insurance companies. Insurer financial strength (IFS) ratings are opinions of a company's ability to pay obligations to policyholders and contractholders on a timely basis. IFS ratings are based on many factors, both quantitative and qualitative, such as evaluations of a company's balance sheet strength, operating performance, business profile, liquidity, financial flexibility and management quality. As of December 31, 2002, John Hancock Life Insurance Company is rated A++ (Superior, highest rating) by A.M. Best, AA (Very Strong, third highest rating) by Fitch, AA (Very Strong, third highest rating) by S&P, and Aa3 (Excellent, fourth highest rating) by Moody's.

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

State Insurance Regulation

      The Company and its insurance subsidiaries are subject to supervision and regulation by the insurance authorities in each jurisdiction in which they transact business. Currently, we are licensed to transact business in all fifty states, the District of Columbia, Puerto Rico, the U.S. Virgin Islands, Guam, the Northern Mariana Islands, and several Asian countries, including one city in the People's Republic of China and therefore are subject to regulation in all these jurisdictions. Most states have laws and regulations governing such issues as: what lines of business a company may engage in; underwriting practices, including a company's ability to request results of applicants' genetic tests; what premium rates may be charged in various lines of business; what products a company may sell; mandating certain insurance benefits and policy forms; minimum rates for accumulation of cash values and maximum rates for policy loans; licensing of insurance companies and agents; advertising and marketing practices; statutory accounting and reporting requirements; reserve requirements and solvency standards; admitted statutory assets; the appropriate mix of investments; dividend payments; transactions with affiliates; and

                       JOHN HANCOCK LIFE INSURANCE COMPANY

level of ownership regarding acquisitions of control. State insurance departments periodically review the business and operations of an insurance company by examining its financial condition and how its agents sell its products. Our insurance subsidiaries are also required to file various reports relating to their financial condition, including quarterly filings and detailed annual financial statements. This is required in each jurisdiction where an insurance business is licensed.

      State insurance regulatory authorities and other state law enforcement agencies and attorneys general from time to time make inquiries concerning whether our insurance businesses are in compliance with the regulations covering their businesses. We reasonably and promptly respond to such inquiries and take corrective action if warranted.

      The New York and Vermont insurance departments have ongoing market conduct examinations involving John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company. The Company believes that it conducts its business in accordance with all applicable state regulations and does not expect that the outcome of these examinations will have a material impact on our business, financial condition or results of operations.

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

Regulation Governing Potential Acquisitions of Control

      We are subject to regulation under the insurance holding company statutes of the states in which our insurance subsidiaries are organized, principally Massachusetts, which is the state of domicile of the Company. The Massachusetts insurance law contains provisions which, in general, provide that the acquisition or change of "control" of a domestic insurer or of any person that controls a domestic insurer cannot be consummated without the prior approval of the Massachusetts Commissioner of Insurance. In general, a presumption of "control" arises from the ownership, control, possession with the power to vote or possession of proxies with respect to, 10% or more of the voting securities of an insurer or of a person that controls an insurer. A person seeking to acquire control, directly or indirectly, of a Massachusetts insurance company or of any person controlling a Massachusetts insurance company must file an application for approval of the acquisition of control with the Massachusetts Commissioner of Insurance and obtain the approval of the Massachusetts Commissioner of Insurance before consummating the acquisition.

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

      The Massachusetts insurance law limits how and when John Hancock Life Insurance Company can pay dividends to JHFS. Under the Massachusetts insurance law, no insurer may pay any shareholder dividend from any source other than statutory unassigned funds without the prior approval of the Massachusetts Commission of Insurance. The Massachusetts insurance holding company act requires that a report be given to the Massachusetts Commissioner of Insurance no later than five days following declaration, and at least ten days' prior to payment, of any dividend or distribution by a Massachusetts insurance company. Further, this act provides that no extraordinary dividend may be paid without thirty days' prior written notice to the Massachusetts Commissioner of Insurance, and only if the Massachusetts Commissioner of Insurance has not disapproved, or has approved, the payment within the thirty day notice period. An extraordinary dividend is any dividend or distribution of cash or other property whose fair market value, together with other dividends or distributions made within the

                       JOHN HANCOCK LIFE INSURANCE COMPANY

preceding twelve months, exceeds the greater of (1) 10% of an insurance company's surplus as regards policyholders as of the preceding December 31, or
(2) a life insurance company's statutory net gain from operations for the twelve months ending on the preceding December 31. Although not currently viewed as such, the Company, in the future, could also be viewed as being commercially domiciled in New York and, if so, dividend payments may also be subject to New York's insurance holding company act as well as Massachusetts law.

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

      In 2001, the NAIC changed the risked-based capital formula, which resulted in lower RBC charges or a higher risk-based capital ratio. The most significant change made by NAIC is to tax effect the RBC, which is similar to reducing the risk factors being applied to the different risk categories. One other change was the creation of a common stock asset risk category and its treatment in the covariance calculation. This change also lowered RBC. John Hancock took certain actions to improve the risk-based capital ratio. The two most significant actions were the partial reinsurance of the closed block and the upstreaming of some of the Company's foreign insurance affiliates to JHFS. John Hancock Life Insurance Company exceeded the level of risk-based capital that would require it to propose actions to correct a deficiency by 205 percent as of December 31, 2002.

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

IRIS Ratios

      The National Association of Insurance Commissioners has developed a set of financial tests known as the Insurance Regulatory Information System (IRIS) for early identification of companies which may require special attention by insurance regulators. Insurance companies submit data on an annual basis to the National Association of Insurance Commissioners. This data is used to calculate ratios covering various categories of financial data, with defined "usual ranges" for each category. IRIS consists of 13 key financial ratios for life insurance companies. An insurance company may fall out of the usual range with respect to one or more ratios because of specific transactions that are in themselves immaterial or eliminated

                       JOHN HANCOCK LIFE INSURANCE COMPANY

at the consolidated level. Departure from the usual range on four or more of the ratios may lead to inquiries from individual states' insurance departments. During the five-year period ended December 31, 2002, John Hancock Life Insurance Company was outside the usual range for Net Change in Capital Surplus ratio for the year 2000, and the Change in Product Mix and Change in Reserving ratios in 2001. The Change in Capital Surplus ratio fell outside the usual range in 2000 because of the demutualization transaction. Specifically, under the applicable statutory accounting rules, the Company was required to exclude the proceeds from the stock offering from surplus while the demutualization consideration paid in cash was deducted from surplus, thereby distorting the ratio. This adjustment did not recur in the years 2001 and 2002. The unusual ratios in 2001 were the result of the implementation of new statutory accounting rules and are not expected to recur. During the same period, John Hancock Variable Life Insurance Company and Investors Partner Life Insurance Company, which are wholly owned direct and indirect subsidiaries of John Hancock Life Insurance Company, respectively, had several ratios outside of the usual range. John Hancock Variable Life Insurance Company had eight unusual ratios, all of which resulted from growth in the business and the effect of reinsurance contracts with John Hancock Life Insurance Company. Investors Partner Life Insurance Company had ten unusual ratios due to the fact it writes no new business.

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

Valuation of Life Insurance Policies Model Regulation

      The National Association of Insurance Commissioners has adopted a revision to the Valuation of Life Insurance Policies Model Regulation (known as Revised
XXX). This model regulation established new minimum statutory reserve requirements for certain individual life insurance policies written in the future. Massachusetts adopted the Regulation effective January 1, 2001 and we established increased reserves to be consistent with the new minimum standards with respect to policies issued after the effective date of the regulation. In addition, we revised our term life insurance products with guaranteed premium periods and is in the process of revising and expanding our universal life insurance products with no-lapse guarantees.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      On October 26, 2001, the International Money Laundering Abatement and Anti-Terrorist Financing Act of 2001 was enacted into law as part of the USA PATRIOT Act. Among its many provisions the law requires that financial institutions adopt anti-money laundering programs that include policies, procedures and controls to detect and prevent money laundering, designate a compliance officer to oversee the program and provide for employee training, and periodic audits in accordance with regulations to be issued by the U.S. Treasury Department. The Company has developed a program designed to fully comply with the applicable provisions of the Act and the related Treasury Regulations.

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

      In the past, legislation has been proposed that would have curtailed the tax-favored treatment of some of our insurance and annuity products. If any such proposals were enacted, market demand for such products would be adversely affected. In addition, the Economic Growth and Tax Relief Reconciliation Act of 2001 (EGTRRA), enacted by Congress in 2001, provides for the gradual reduction and eventual elimination of Federal estate taxes by the year 2010. But EGTRRA also contains a sunset provision, which would reinstate Federal estate taxes in the year 2011, based on the Internal Revenue Code in effect prior to the enactment of EGTRRA. Many insurance products are designed and sold to help policyholders reduce the effect of Federal estate taxation on their estates. The enactment of EGTRRA has adversely affected sales of certain of our insurance and investment advisory products, but this effect is mitigated somewhat by the sunset provision. If the sunset provision of EGTRRA is eliminated in the future, the adverse affect on the sales of these products could increase. In addition, sales of split dollar life insurance products have been adversely affected by proposed changes being considered by the Internal Revenue Service. Recently the President of the United States of America has also put forth proposals that would significantly increase tax-favored savings vehicles for individuals. These proposals, if enacted in its current form, could adversely affect the sale of our tax-favored annuity products.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

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

ERISA Considerations

      Certain of our lines of business, including our management of employee benefit plan assets in our advisory capacity in separate accounts, are subject to the requirements of ERISA. In addition, the Small Business Job Protection Act, which we refer to as the SBJPA, offers insurers protection from potential litigation exposure prompted by the 1993 U.S. Supreme Court decision in John Hancock Mutual Life Insurance Company v. Harris Trust & Savings Bank, which we refer to as the Harris Trust Decision, in which the Court held that, with respect to a portion of the funds held under certain general account group annuity contracts, an insurer is subject to the fiduciary requirements of ERISA. The pertinent SBJPA provisions provide that insurers are protected from liability for breaches of fiduciary duties under ERISA for past actions with respect to their general account contracts. However, insurers remain subject to federal criminal law and liable for actions brought by the U.S. Secretary of Labor alleging breaches of fiduciary duties that also constitute a violation of federal or state criminal law. The SBJPA also provides that contracts issued from an insurer's general account on or before December 31, 1998, that are not guaranteed benefit policies, will not be subject to ERISA's fiduciary requirements if they meet the requirements of regulations issued by the United States Department of Labor. The SBJPA further provides that contracts issued from an insurer's general account after December 31, 1998 that are not guaranteed benefit policies will be subject to ERISA. In January 2000, the Department of Labor published a regulation pursuant to the SBJPA which provides, among other things, that if an employee benefit plan acquired an insurance policy (other than a guaranteed benefit policy) issued on or before December 31, 1998 that is supported by the assets of the insurer's general account, the plan's assets for purposes of ERISA will not be deemed to include any of the assets of the insurer's general account, provided that the requirements of the regulation are met. Accordingly, if those requirements are met, the insurer is not subject to the fiduciary obligations of ERISA in connection with such an insurance policy. These requirements include detailed disclosures to be made to the employee benefit plan and the requirement that the insurer must permit the policyholder to terminate the policy on 90 days' notice and receive without penalty, at the policyholder's option, either (1) the accumulated fund balance (which may be subject to market value adjustment) or (2) a book value payment of such amount in annual installments with interest. John Hancock Life Insurance Company has implemented procedures to comply with the requirements set forth therein to secure the exemption provided by the regulations from the fiduciary obligations of ERISA. However, John Hancock Life Insurance Company's exposure to disintermediation risk could increase due to the termination options that it would be required to provide to policyholders. Any such increase, however, would not be material. Since there has been no final ruling in the Harris Trust case (described under "Item 3. Legal Proceedings" in this Form 10-K), we are unable at this time to determine the effects of the decision, and therefore cannot compare the litigation risk to the disintermediation risk created by compliance with the regulations. With respect to employee welfare benefit plans subject to ERISA, Congress periodically has considered amendments to the law's Federal preemption provision, which would expose John Hancock Life Insurance Company, and the insurance industry generally, to state law causes of action, and accompanying extra-contractual (e.g., punitive) damages in lawsuits involving, for example, group life and group disability claims. To date, all such amendments to ERISA have been defeated.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Employees

      As of January 6, 2003, we employed approximately 4,915 people. We believe our relations with our employees are satisfactory.

ITEM 2. Properties

      Our home office consists of a 60-story landmark office tower and five other buildings located in Boston, Massachusetts. We occupy approximately 38.5% of the 3.2 million rentable square feet of space in these buildings. The balance of the space in these buildings is rented to commercial tenants. In addition, we lease office space throughout the United States as needed for our operations, including for our sales force. We believe that our current facilities are adequate for our current and expected needs. On March 14, 2003, the Company sold three of its Home Office complex properties to Beacon Capital Partners for $910.0 million. As part of the transaction, the Company also provided Beacon Capital Partners with a long-term sub-lease of the Company's parking garage. JHFS entered into a long-term lease of the space it now occupies in those buildings, the Company plans on continuing to use them as its corporate headquarters.

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

      In conjunction with this settlement, we had a total reserve that stood at $11.9 million and $52.7 million at December 31, 2002 and 2001, respectively. We incurred settlement related costs of $30.0 million in 2001. No such costs were incurred in 2002, or 2000. In 1999, the Company updated its estimate of the cost of claims subject to alternative dispute resolution (ADR) relief and revised its reserve estimate accordingly. The reserve estimate was further evaluated quarterly, and was adjusted as noted above in 2001. The adjustment to the reserve in 2001 was the result of the Company being able to better estimate the cost of settling the remaining claims, which on average tend to be the larger more complicated claims. The better estimate is from experience with actual settlement of similar claims.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

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

Modal Premium Litigation

On July 19, 2002, the Company announced it had entered into a class action lawsuit settlement agreement involving policyholders who paid premiums on a monthly, quarterly or semiannual basis, rather than annually. The class action lawsuit, known as the "Modal Premium" action, was filed in a New Mexico state court. As a result of the settlement, the Company established a $30.0 million reserve ($19.5 million after taxes) as of June 30, 2002 to provide for economic relief in the form of a Settlement Death Benefit to the approximately 1.5 million class members who purchased various insurance products from the Company and paid on a monthly, quarterly or semi-annual basis. The reserve also provides for the legal and administrative costs associated with the settlement. In entering into the settlement, the Company specifically denied any wrongdoing. The Settlement Death Benefit Period began on February 19, 2003 and extends for either nine or twelve months, depending upon the age of the class member. Although some uncertainty remains as to the final cost of the settlement, it is expected that it will not differ materially from the amounts presently provided for by the Company.


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

ITEM 4. Submission of Matters to a Vote of Security Holders

      Omitted.

PART II

ITEM 5. Market for John Hancock Life Insurance Company Common Stock and Related Stockholder Matters

      No trading market exists for John Hancock Life Insurance Company (the Company) common stock because John Hancock Financial Services, Inc. (JHFS) owns all of the Company's common stock. The Company paid $111.0 million and $550.1 million in dividends to JHFS in 2002 and 2001, respectively. The 2002 dividends were paid in cash, while the 2001 dividends included $250.0 million in cash plus a transfer of the Company's remaining portion of John Hancock Canadian Holdings Limited and certain international subsidiaries held by the Company with a combined carrying value of $300.1 million at December 31, 2001. The transfer has been accounted for as a transfer of entities under common control. As a result of the transfer, all current and prior period consolidated financial data has been restated to exclude the results of operations, financial position, and cash flows of these transferred foreign subsidiaries from the Company's financial statements. No gain or loss was recognized on the transfer transaction. See Regulation of Dividends and Other Payments from Insurance Subsidiaries in the Business section for a discussion of the limitations of the Company and its subsidiaries to pay dividends.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      As of March 24, 2003, the Company had issued and outstanding 1,000 shares of common stock at a par value of $10,000 per share.

ITEM 6. Selected Financial Data

     Omitted.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Management's discussion and analysis reviews our consolidated and segment financial condition as of December 31, 2002 and 2001, the consolidated results of operations for the years ended December 31, 2002, 2001, and 2000 and, where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with the audited consolidated financial statements and related notes, included elsewhere in this Form 10-K.

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

      These forward-looking statements are subject to risks and uncertainties including, but not limited to, the risks that (1) a significant downgrade in our ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm our ability to market our products; (2) new laws and regulations, including the recently enacted Sarbanes-Oxley Act of 2002, or changes to existing laws or regulations, (including, but not limited to, those relating to the Federal Estate Tax Laws and the proposed Bush Administration tax and savings initiatives), and the applications and interpretations given to these laws and regulations, may adversely affect the Company's sales of insurance and investment advisory products; (3) Massachusetts insurance law may restrict the ability of John Hancock Variable Life Insurance Company to pay dividends to us; (4) we face increasing competition in our retail businesses from mutual fund companies, banks and investment management firms as well as from other insurance companies; (5) declines or increased volatility in the securities markets, and other economic factors, may adversely affect our business, particularly our variable life insurance, mutual fund, variable annuity and investment business; (6) due to acts of terrorism or other hostilities, there could be business disruption, economic contraction, increased mortality, morbidity and liability risks, generally, or investment losses that could adversely affect our business; (7) our life insurance sales are highly dependent on a third party distribution relationship; (8) customers may not be responsive to new or existing products or distribution channels, (9) interest rate volatility may adversely affect our profitability; (10) our net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies or redeem shares of our open-end mutual funds; (11) the independent directors of our variable series trusts and of our mutual funds could reduce the compensation paid to us or could terminate our contracts to manage the funds; (12) under our Plan of Reorganization, we were required to establish the closed block, a special arrangement for the benefit of a group of our policyholders. We may have to fund deficiencies in our closed block, and any over-funding of the closed block will benefit only the holders of policies included in the closed block, not our sole shareholder; (13) we will face losses if the claims on our insurance products, or reductions in rates of mortality on our annuity products, are greater than we projected; (14) we face investment and credit losses relating to our investment portfolio, including, without limitation, the risk associated with the evaluation and determination by our investment professionals of the fair values of investments as well as whether or not any investments have been impaired on an other than temporary basis; (15) we may experience volatility in net income due to changes in standards for accounting for derivatives and other changes; (16) we are subject to risk-based capital requirements and possible guaranty fund assessments; (17) the National Association of Insurance Commissioners' codification of statutory accounting practices will adversely affect our statutory surplus; (18) future interpretations of NAIC Actuarial Guidelines may require us to establish additional statutory reserves for guaranteed minimum death benefits under variable annuity contracts; (19) we may be unable to retain personnel who are key to our business; (20) we may incur losses from assumed reinsurance business in respect of personal accident insurance and the occupational accident component of workers compensation insurance; (21) litigation and regulatory proceedings may result in financial losses, harm our reputation and divert management resources; (22) we face unforeseen liabilities arising from our acquisitions and dispositions of businesses, and (23) we may incur multiple life insurance claims as a result of a catastrophic event which, because of higher deductibles and lower limits under our reinsurance arrangements, could adversely affect the Company's future net income and financial position.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Non-GAAP Financial Measures

      A non-GAAP financial measure is a numerical measure of a company's performance, financial position, or cash flows that excludes (includes) amounts that are not normally excluded (included) in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles (GAAP) in the United States.

      In this report we use a non-GAAP financial measure called "segment after tax operating income" in our discussion of Results of Operations by Segment. Please see "Adjustments to GAAP Reported Net Income" in this report or Note 13 - Segment Information, for a description of segment after tax operating income and a reconciliation of that measure to net income.

      We also use a variety of other measures in this report that we do not consider non-GAAP financial measures because they do not have GAAP counterparts and are operational measures rather than measures of performance, financial position, or cash flows in our financial statements. Two examples of these measures are Sales and Assets Under Management. Sales represents a measure, defined by the Life Insurance Marketing Research Association (LIMRA), of the amount of new business we have sold during the period rather than a measure of revenue. Assets Under Management is an industry measure of a base upon which fee revenue is earned, which is composed of both assets owned and assets managed for third parties.

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

      o sales charges and commissions derived from sales of investment and insurance products and distribution fees; and

      o net investment income and net realized investment and other gains and (losses) on general account assets.

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

The Reorganization

      The Board of Directors of John Hancock Mutual Life Insurance Company unanimously adopted the Plan of Reorganization on August 31, 1999. Under the terms of the Plan of Reorganization, effective February 1, 2000, John Hancock Mutual Life Insurance Company converted from a mutual life insurance company to a stock life insurance company and became a wholly owned subsidiary of John Hancock Financial Services, Inc., which is a holding company. In connection with the reorganization, John Hancock Mutual Life Insurance Company changed its name to John Hancock Life Insurance Company (the Company).

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

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

      For additional information on the creation of the closed block see Note 7 to the consolidated financial statements.

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

Critical Accounting Policies

      General

      We have identified the accounting policies below as critical to our business operations and understanding of our results of operations. For a detailed discussion of the application of these and other accounting policies, see Note 1--Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements. Note that the application of these accounting policies in the preparation of this report requires management to use judgments involving assumptions and estimates concerning future results or other developments including the likelihood, timing or amount of one or more future transactions or events. There can be no assurance that actual results will not differ from those estimates. These judgments are reviewed frequently by senior management, and an understanding of them may enhance the reader's understanding of the Company's financial statements. We have discussed the identification, selection and disclosure of critical accounting estimates and policies, with the Audit Committee of the Board of Directors.

      Consolidation Accounting

      In January 2003, the Financial Accounting Standards Board issued Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," (FIN 46) which clarifies the consolidation accounting guidance of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," (ARB No. 51) to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Such entities are known as variable interest entities (VIEs). The discussion below describes those entities which the Company has identified as reasonably possible candidates for consolidation under FIN 46, which would require such consolidation as of July 1, 2003.

      The Investment Management Segment of the Company manages invested assets for customers under various fee-based arrangements. We use a variety of special purpose entities (SPEs) to hold assets under management for customers under these arrangements. These entities include investment vehicles commonly known as collateralized debt obligations (CDOs). In certain cases various business units of the Company make investments in the equity of these entities to support their insurance liabilities. Results of one of the CDOs are consolidated with the Company's financial results, while the remaining CDOs are not consolidated since the Company's equity interest is minor and the Company does not guarantee payment of the CDOs' liabilities, except guarantees made to investors as part of separate account contracts which are already included in separate account liabilities in the Company's consolidated balance sheets.

      The Company generates income tax benefits by investing in apartment properties (the Properties) that qualify for low income housing and/or historic tax credits. The Company invests in the Properties directly, and also invests indirectly via limited partnership real estate investment funds, which are consolidated into the Company's financial statements. The Properties are organized as limited partnerships or limited liability companies each having a managing general partner or a managing member. The Company is usually the sole limited partner or investor member in each Property; it is not the general partner or managing member in any Property. The Properties typically raise additional capital by qualifying for long term debt, which at times is guaranteed or otherwise subsidized by federal or state agencies. In certain cases, the Company invests in these mortgages of the Properties, which are non-recourse to the general assets of the Company. In the event of default by a mortgagee of a Property, the mortgage is subject to foreclosure.

      The Company has a number of relationships with a disparate group of entities, which result from the Company's direct investment in their equity and/or debt. Two of these entities are energy investments partnerships, one is an investment fund organized as a limited partnership and one is a manufacturing company in whose debt the Company invested, and which subsequently underwent a corporate reorganization and we received preferred stock as part of the restructuring. The Company has made no guarantees to any other parties involved with these entities, and has no further equity or debt commitments to them.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      The Company is evaluating whether each of these entities is a VIE, and if so, whether consolidation accounting should be used for each. The Company cannot, at this time, reliably estimate the future potential impact of consolidating any potential VIE with which it is involved. However, additional liabilities recognized as a result of consolidating any of these entities would not represent additional claims on the general assets of the Company; rather, they would represent claims against additional assets recognized by the Company as a result of consolidating the VIEs. Conversely, additional assets recognized as a result of consolidation would not represent additional assets which the Company could use to satisfy claims against its general assets, rather they would be used only to settle additional liabilities recognized as a result of consolidation. The Company's maximum loss in relation to these entities is limited to its investments in them, future equity commitments made, and where the Company is the mortgagor, the outstanding balance of the mortgages originated for the Properties, and outstanding mortgage commitments the Company has made to the Properties. Therefore, the Company believes that these transactions have no impact on the Company's liquidity and capital resources beyond what is already presented in the consolidated financial statements and notes thereto. It is the Company's intent to display any consolidated entities clearly on the face of the balance sheets with appropriate disclosures.

      Amortization of Deferred Acquisition Costs

      Costs that vary with, and are related primarily to, the production of new business have been deferred to the extent that they are deemed recoverable. Such costs include commissions, certain costs of policy issue and underwriting, and certain agency expenses. Similarly, any amounts assessed as initiation fees or front-end loads are recorded as unearned revenue. The Company tests the recoverability of its deferred policy acquisition costs, or DAC, quarterly with a model that uses data such as market performance, lapse rates and expense levels. We amortize DAC on term life and long-term care insurance ratably with premiums. We amortize DAC on our annuity products and retail life insurance, other than term, based on a percentage of the estimated gross profits over the life of the policies, which are generally twenty years for annuities and thirty years for life policies. Our estimated gross profits are computed based on assumptions related to the underlying policies including mortality, lapse, expenses, and asset growth rates. We amortize DAC and unearned revenue on these policies such that the percentage of gross profits to the amount of DAC and unearned revenue amortized is constant over the life of the policies.

      Estimated gross profits, including net realized investment and other gains (losses), are adjusted periodically to take into consideration the actual experience to date and assumed changes in the remaining gross profits. When estimated gross profits are adjusted, we also adjust the amortization of DAC to maintain a constant amortization percentage over the life of the policies. Our current estimated gross profits include certain judgments by our actuaries concerning mortality, lapse and asset growth that are based on a combination of actual Company experience and historical market experience of equity and fixed income returns. Short-term variances of actual results from the judgments made by management can impact quarter to quarter earnings. Our history has shown us that the actual results over time for mortality, lapse and the combination of investment returns and crediting rates (referred in the industry as interest spread) for the life insurance and annuity products have reasonably followed the long-term historical trends. In recent years, actual results for market experience, or asset growth, have fluctuated considerably from historical trends and the long-term assumptions made in calculating expected gross profits. As a result, we changed some of these long-term assumptions in Q3 2002, as further described below.

      Q3 2002 Unlockings: As of September 30, 2002, the Company changed several future assumptions with respect to the expected gross profits in its variable life insurance business in the Protection Segment and variable annuity business in the Asset Gathering Segment. First, we lowered the long-term growth rate assumption from 9% to 8% gross of fees (which are approximately 1% to 2%). Second, we lowered the average rates for the next five years from the mid-teens to 13% gross of fees. Finally, we increased certain fee rates on these policies (the variable series trust (VST) fee increase). These three changes are referred to collectively elsewhere in this document as the Q3 2002 Unlocking. The result of these changes in assumptions was a net acceleration of amortization of DAC of $36.1 million in the variable annuity business in the Asset Gathering Segment and $13.1 million (net of $12.3 million of unearned revenue and $2.5 million in policy benefit reserves) in the variable life insurance business in the Protection Segment. The impact on net income of the Q3 2002 Unlockings to Q3 2002 income was a reduction of approximately $27.5 million. The accelerated amortization will reduce the total amortization of DAC in future periods, but will accelerate the amortization in the short term.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      Sensitivity of Deferred Policy Acquisition Costs Amortization in 2002

      If we made different assumptions, there would be a change in DAC amortization and income before taxes. The table below shows the increased (decreased) quarterly DAC amortization for several different scenarios which would have occurred in Q4 2002 if the indicated scenario assumptions had been used in Q4 2002.

                                                                          Protection     Asset Gathering       Total
                                                                        -----------------------------------------------
                                                                                          (in millions)
        long-term and short-term growth rate assumption of 8%,
           gross of fees..........................................          $ 10.0           $ 22.5           $ 32.5
        long-term and short-term growth rate assumption of 9%,
           gross of fees..........................................             3.6             16.7             20.3
        long-term growth rate assumption of 9%, gross of fees,
           and short-term growth rate of 13%, gross of fees.......            (7.2)            (1.7)            (8.9)

      Sensitivity of Deferred Acquisition Costs Amortization in 2003

      The level of DAC amortization in 2003 will vary if separate account growth rates vary from our current assumptions. The table below shows the increased (decreased) quarterly DAC amortization that will result if actual separate account growth rates are different than the rates assumed in our DAC models.

                                                     Asset
                                  Protection       Gathering       Total
                               ---------------------------------------------
                                               (in millions)
           18%.............      $ (0.9)           $ (5.3)         $ (6.2)
           13%.............          --                --              --
            8%.............         1.3               6.7             8.0

      Benefits to Policyholders

      Reserves for future policy benefits of certain insurance products are calculated using management's judgments of mortality, morbidity, lapse, investment performance and expense levels that are based primarily on the Company's past experience and are therefore reflective of the Company's proven underwriting and investing abilities. Once these assumptions are made for a given policy or group of policies, they will not be changed over the life of the policy unless the Company recognizes a loss on the entire line of business. The Company periodically reviews its policies for loss recognition and based on management's judgment the Company from time to time may recognize a loss on certain lines of business. Short-term variances of actual results from the judgments made by management are reflected in current period earnings and can impact quarter to quarter earnings.

      Investment in Debt and Equity Securities

      Impairments on our investment portfolio are recorded as a charge to income in the period when the impairment is judged by management to occur. See the General Account Investments section of this document and "Quantitative and Qualitative Information About Market Risk - Credit Risk" section of this document for a more detailed discussion of the investment officers' professional judgments involved in determining impairments and fair values.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      Certain of our fixed income securities classified as held-to-maturity and available-for-sale are not publicly traded, and quoted market prices are not available from brokers or investment bankers on these securities. The change in the fair value of the available-for-sale securities is recorded in other comprehensive income as an unrealized gain or loss. We calculate the fair value of these securities ourselves through the use of pricing models and discounted cash flows calling for a substantial level of professional investment management judgments. Our approach is based on currently available information, including information obtained by reviewing similarly traded securities in the market, and we believe it to be appropriate and fundamentally sound. However, different pricing models or assumptions or changes in relevant current information could produce different valuation results. The Company's pricing model takes into account a number of factors based on current market conditions and trading levels of similar securities. These include current market based factors related to credit quality, country of issue, market sector and average investment life. The resulting prices are then reviewed by the pricing analysts and members of the Controller's Department. Our pricing analysts take appropriate action to reduce valuation of securities where an event occurs which negatively impacts the securities' value. Certain events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation and government actions, among others.

      As part of the valuation process we attempt to identify securities which may have experienced an other than temporary decline in value, and thus require the recognition of an impairment. To assist in identifying impairments, at the end of each quarter our Investment Review Committee reviews all securities where market value is less than ninety percent of amortized cost for three months or more to determine whether impairments need to be taken. This committee includes the head of workouts, the head of each industry team, and the head of portfolio management. The analysis focuses on each company's or project's ability to service its debts in a timely fashion and the length of time the security has been trading below cost. The results of this analysis are reviewed by the Company's Committee of Finance, a subcommittee of the Company's Board of Directors, quarterly. To supplement this process, a quarterly review is made of the entire fixed maturity portfolio to assess credit quality, including a review of all impairments with the Company's Committee of Finance. See "Management's Discussion and Analysis of Financial Condition and Analysis of Financial Condition and Results of Operations - General Account Investments" section of this document for a more detailed discussion of this process and the judgments used therein.

      Benefit Plans

      The Company annually reviews its pension and other post-employment benefit plan assumptions for the discount rate, the long-term rate of return on plan assets, and the compensation increase rate. All assumptions are reviewed with the Audit Committee.

      The assumed discount rate is set in the range of (a) the rate from the December daily weighted average of long-term corporate bond yields (as published by Moody's Investor Services for rating categories A, Aa, Aaa, and Baa) less a 5% allowance for expenses and default and (b) the rate from the rounded average of the prior year's discount rate and the rate in (a) above. In 2002 the Company set the rate at 6.75%. A 0.25% increase in the discount rate would decrease pension benefits Projected Benefit Obligation (PBO) and 2003 Net Periodic Pension Cost (NPPC) by approximately $65.1 million and $4.9 million respectively. A 0.25% increase in the discount rate would decrease other post-employment benefits Accumulated Postretirement Benefit Obligation (APBO) and 2003 Net Periodic Benefit Cost (NPBC) by approximately $18.1 million and $1.2 million respectively.

      The assumed long-term rate of return on plan assets is generally set at the long-term rate expected to be earned (based on the Capital Asset Pricing Model and similar tools) based on the long-term investment policy of the plans and the various classes of the invested funds. For 2003 Net Periodic Pension (and Benefit) cost, it is expected that an 8.75% long term rate of return assumption will be used. A 0.25% increase in the long-term rate of return would decrease 2003 NPPC by approximately $4.6 million and 2003 NPBC by approximately $0.5 million. The expected return on plan assets is based on the fair market value of the plan assets as of December 31, 2002. The target asset mix of the plan is: 50% domestic stock, 15% international stock, 10% private equity, and 25% fixed income.

      The compensation rate increase assumption is generally set at a rate consistent with current and expected long-term compensation and salary policy; including inflation. A change in the compensation rate increase assumption can be expected to move in the same direction as a change in the discount rate. A 0.25% decrease in the salary scale would decrease pension benefits PBO and NPPC by approximately $8.3 million and $1.2 million respectively. Post employment benefits are independent of compensation.

      The Company uses a 5% corridor for the amortization of actuarial gains/losses. Actuarial gains/losses are amortized over approximately 13 years for pension costs and over approximately 13 years for benefit costs.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      Prior service costs are amortized over approximately 9 years for pension costs and over approximately 17 years for benefit costs.

      Income Taxes

We establish reserves for possible penalty and interest payments to various taxing authorities with respect to the admissability and timing of tax deductions. Management makes judgments concerning the eventual outcome of these items and reviews those judgments on an ongoing basis.

Economic Trends

      Economic trends impact profitability and sales of the Company. The impact of economic trends on the Company's profitability are similar to their impact on the financial markets. The Company estimates that a full year increase (decrease) in interest rates of 1.0 % would increase (decrease) segment after tax operating income by approximately $4 million, and that a full year increase (decrease) in equity markets of 5% would increase (decrease) segment after tax operating income by approximately $10 million.

      The sales and other financial results of our retail business over the last several years have been affected by general economic and industry trends. Variable products, including variable life insurance and variable annuities, until 2001 had accounted for the majority of recent increases in total premiums and deposits for the insurance industry as a result of the strong equity market growth in recent years and the "baby boom" generation reaching its high-earnings years and seeking tax-advantaged investments to prepare for retirement. This trend has changed due to fluctuations in stock market performance and we have seen investors return to fixed income products. Our diverse distribution network and product offerings will assist in the maintenance of assets and provide for sales growth. Although sales of traditional life insurance products have experienced continued declines, sales of fixed annuity products and corporate owned life insurance have increased. Universal life sales have also increased for the Company and for the industry as a whole, due in part to the market's demand for products of a fixed nature. With respect to our long-term care insurance products, premiums have increased due to the aging of the population and the expected inability of government entitlement programs to meet retirement needs.

      Premiums and deposits of our individual annuity products increased 62.2% to $3,438.5 million in 2002 as compared to 2001, driven by an 82.0% increase in the fixed annuity business. Our variable life insurance product deposits in 2002 increased 2.3% to $926.8 million compared to 2001, while premiums and deposits on our long-term care insurance increased 31.9%, to $467.8 million in 2002 due to persistency and strong growth in the business. Continued volatility in the equity markets during 2002 led to a decrease in mutual fund deposits of $628.3 million, or 10.7%, to $5,254.8 million in 2002. In addition, redemptions decreased $452.8 million, or 8.8%, to $4,670.3 million in 2002 due to conservation initiatives. We have reduced operating expenses to protect profit margins as we work to stabilize and grow assets under management in the mutual funds business. However, our mutual fund operations are impacted by general market trends, and a continued downturn in the mutual fund market may negatively affect our future operating results.

      Recent economic and industry trends also have affected the sales and financial results of our institutional business. Sales of fund-type products decreased $782.6 million, or 16.9%, to $3,852.5 million. The decrease was driven by decreasing demand for GICs and increased market competition. Premiums from single premium annuity contracts decreased $464.3 million, or 99.7%, to $1.2 million in 2002, primarily due to reinsuring a larger portion of single premium annuity sales. We continue to look for opportunistic sales in the single premium annuity market where our pricing standards are met. Partially offsetting the decrease in sales was the introduction of a new product, SignatureNotes, which generated $303.4 million in sales in 2002. SignatureNotes is designed to generate sales from the conservative retail investor looking for stable returns. Moreover, our investment management services provided to domestic and international institutions include services and products such as investment advisory client portfolios, individually managed and pooled separate accounts, registered investment company funds, bond and mortgage securitizations, collateralized bond obligation funds and mutual fund management capabilities. Assets under management of our Investment Management Segment decreased to $27,491.4 million as of December 31, 2002 from $28,770.6 million as of December 31, 2001.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Transactions Affecting Comparability of Results of Operations

The acquisitions described under the table below were recorded under the purchase method of accounting and, accordingly, the operating results have been included in the Company's consolidated results of operations from the applicable date of acquisition. Each purchase price was allocated to the assets acquired and the liabilities assumed based on estimated fair values, with the excess of the applicable purchase price over the estimated fair values of the acquired assets and liabilities, if any, recorded as goodwill. These businesses or books of business generally were acquired by the Company in execution of its plan to acquire businesses and products that have strategic value, meet its earnings requirements and advance the growth of its current businesses. The following table presents actual and proforma data for comparative purposes, for the periods indicated to demonstrate the proforma effect of the acquisitions as if they occurred on January 1, 2000.

                                                                Year Ended December 31,
                                      2002                          2001                          2000
                                    Proforma         2002         Proforma         2001         Proforma        2000
                                 --------------------------------------------------------------------------------------
                                  (uanaudited)                  (uanaudited)                  (uanaudited)

Revenue......................       $ 6,557.2      $ 6,469.8      $ 7,266.5      $ 7,124.0     $ 7,715.1     $ 7,374.2

Net income...................       $   471.5      $   458.9      $   582.7      $   573.9     $   791.7     $   792.2

On December 31, 2002, the Company acquired the fixed universal life insurance business of Allmerica Financial Corporation (Allmerica) through a reinsurance agreement for approximately $104.3 million. There was no impact on the Company's results of operations from the acquired insurance business during 2002.

On April 2, 2001, a subsidiary of the Company, Signature Fruit Company, LLC (Signature Fruit), purchased certain assets and assumed certain liabilities out of the bankruptcy proceedings of Tri Valley Growers, Inc., a cooperative association, for approximately $53.0 million in assumed debt. The net losses related to the acquired operations included in the Company's results from the date of acquisition through December 31, 2001 were $3.4 million.

On March 1, 2000, the Company acquired the individual long-term care insurance business of Fortis, Inc. (Fortis) through a coinsurance agreement for approximately $165.0 million. The net income relating to the acquired operations is included in the Company's results from the date of acquisition through December 31, 2000.

Event Occurring Subsequent to Year End

The 2002 results include a realized loss of $25.7 million related to a claim received on February 24, 2003 in connection with a prior year's disposal of a fixed maturities security. This loss resulted in a reduction of $16.7 million to the GAAP net income for 2002 as previously reported in our fourth quarter earnings release which was filed on form 8-K with the Securities and Exchange Commission on February 7, 2003.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Results of Operations

      The table below presents our consolidated results of operations and consolidated financial information for the periods indicated.

                                                                                   For the Years Ended December 31,
                                                                                2002              2001             2000
                                                                           --------------------------------------------------
                                                                                              (in millions)
Revenues
     Premiums............................................................     $ 1,984.2         $ 2,351.9         $ 2,390.7
     Universal life and investment - type product fees...................         606.0             600.8             591.4
     Net investment income...............................................       3,581.0           3,646.2           3,563.9
     Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholders and the
         policyholder dividend obligation (1)............................        (450.5)           (245.8)             78.3
     Investment management revenues, commissions, and other fees.........         507.6             585.1             746.5
     Other revenue (expense).............................................         241.5             185.8               3.4
                                                                           ---------------   ---------------   --------------

         Total revenues..................................................       6,469.8           7,124.0           7,374.2

Benefits and expenses
     Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to participating pension contractholders and the policyholder
         dividend obligation (2).........................................       3,805.2           4,328.1           4,247.4
     Other operating costs and expenses..................................       1,227.5           1,227.8           1,288.8
     Amortization of deferred policy acquisition costs, excluding amounts
         related to net realized investment and other gains (losses) (3).         313.4             249.0             187.1
     Dividends to policyholders..........................................         556.2             551.7             539.2
     Demutualization expenses............................................            --                --              10.6
                                                                           ---------------   ---------------   --------------

     Total benefits and expenses.........................................       5,902.3           6,356.6           6,273.1
                                                                           ---------------   ---------------   --------------

Income before income taxes and cumulative effect of accounting
     changes.............................................................         567.5             767.4           1,101.1

Income taxes.............................................................         108.6             200.7             308.9
                                                                           ---------------   ---------------   --------------

Income before cumulative effect of accounting changes....................         458.9             566.7             792.2
Cumulative effect of accounting changes, net of taxes (4)................            --               7.2                --
                                                                           ---------------   ---------------   --------------

Net income...............................................................     $   458.9         $   573.9         $   792.2
                                                                           ===============   ===============   ==============

(1) Net of related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholders and the policyholder dividend obligation of $(74.2) million, $(4.1) million, and $11.6 million for the years ended December 31, 2002, 2001, and 2000, respectively.
(2) Excluding amounts related to net realized investment and other gains (losses) credited to participating pension contractholders and the policyholder dividend obligation of $(35.3) million, $25.3 million, and $21.0 million for the years ended December 31, 2002, 2001, and 2000, respectively.
(3) Excluding amounts related to net realized investment and other gains (losses) of $(38.9) million, $(29.4) million, and $(9.4) million for the years ended December 31, 2002, 2001, and 2000, respectively.
(4) Cumulative effect of accounting changes is shown net of taxes of $(4.2) million for 2001. There were no cumulative effect of accounting changes in 2002 and 2000.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      The following discussion reflects the adoption of Statement of Position
(SOP) 00-3, "Accounting by Insurance Enterprises for Demutualizations and Formation of Mutual Insurance Holding Companies and Certain Long-Duration Participating Contracts" for all periods subsequent to the adoption of the closed block on February 1, 2000. In addition, the following discussion reflects the December, 2001 transfer of both the Company's remaining portion of John Hancock Canadian Holdings Limited and certain international subsidiaries held by the Company, with a total carrying value of $300.1 million at December 31, 2001 to its parent, JHFS, in the form of a dividend. The transfer has been accounted for as a transfer of entities under common control. As a result of the transfer of interests, all prior period consolidated financial data has been restated to exclude the results of operations, financial position, and cash flows of these transferred foreign subsidiaries from the Company's financial statements. No gain or loss was recognized on the transfer transaction.

      Consolidated income before income taxes and cumulative effect of accounting changes decreased 26.0%, or $199.9 million, from the prior year. The decrease in consolidated income before income taxes was driven by $450.5 million in net realized investment and other losses for the year ended December 31, 2002, compared to $245.8 million in net realized investment and other losses in the prior year. The $450.5 million in net realized investment and other losses in 2002 are net of $23.3 million in net realized investment and other losses allocated to the participating pension contractholders and $11.9 million in net realized investment and other losses allocated to the policyholder dividend obligation in 2002. Net realized investment and other losses in the current period were driven by losses recognized on other than temporary declines in value of fixed maturity securities of $603.0 million (including impairment losses of $565.9 million and $37.1 million of previously recognized gains where the bond was part of a hedging relationship). The largest impairments were write-downs on United Airlines of approximately $99 million, US Airways of approximately $42 million, NRG Energy of approximately $46 million, PG&E National Energy Group of approximately $32 million, Wilton Trust of approximately $32 million, Petroleum Geo-Services of approximately $28 million, Power Facilities of approximately $19 million, Corporate Durango of approximately $17 million, WorldCom of approximately $12 million, Autopistas Del Sol of approximately $12 million and Aguas Argentina of approximately $10 million. Additional losses were recorded for other than temporary declines in the equity in collateralized bond obligations of $61.3 million and other equity securities of $26.9 million during 2002. (See General Account Investments in this MD&A).

      The Company incurred losses on disposal of fixed maturity securities of $116.8 million, losses on disposal of real estate investments of $36.5 million, losses on disposal of equity securities of $21.5 million, losses on disposal of other invested assets of $12.7 million and losses on disposal of mortgage loans on real estate of $1.2 million. Gains were realized on disposal of fixed maturity securities of $163.3 million, gains on disposal of equity securities of $149.5 million, gains on the sale of interest rate floors of $63.8 million, gains on disposal of mortgage loans on real estate of $55.2 million, gains on disposal of real estate of $10.5 million, and gains on disposal of other invested assets of $10.8 million.

      The decrease in income before income taxes and cumulative effect of accounting changes was primarily attributable to decreases of $147.4 million in the Guaranteed and Structured Financial Products (G&SFP) Segment, a decrease of $92.6 million in the Corporate and Other Segment, and a decrease of $12.0 million in the Investment Management Segment. These decreases in income before income taxes and cumulative effect of accounting changes were partially offset by an increase of $41.6 million in the Protection Segment, and a $10.3 million increase in the Asset Gathering Segment. The decrease in the G&SFP Segment was primarily due to net realized investment and other losses, which increased $192.8 million, and lower net investment income, which decreased $130.6 million driven by floating interest rates, these decreases in revenue were partially offset by lower reserves. The decrease in the Corporate and Other Segment was primarily due to a $50.3 million decrease in net investment income and a $54.7 million change in net realized investment and other losses, these decreases in revenue were partially offset by lower reserves. The decrease in the Investment Management Segment is driven by a $13.5 million decrease in net investment income and a $3.1 million decrease in management advisory fees due to lower assets under management, partially offset by a decrease in operating expenses driven by lower interest expense. The Protection Segment experienced an increase in income before income taxes and cumulative effect of accounting changes primarily driven by an increase of $17.9 million in universal life product fees, primarily due to growth in non-traditional life insurance products.

      In addition, the Asset Gathering Segment's income before income taxes and cumulative effect of accounting changes increased due to a decrease in operating costs and expenses, driven by cost saving in the mutual funds business and company wide cost reduction programs.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      Premium revenue decreased 15.6%, or $367.7 million, from the prior year. The decrease was primarily due to a $465.0 million decrease in premiums in the G&SFP Segment, driven by the Company reinsuring a larger portion of single premium annuity sales than in the prior year with a corresponding decrease in benefits to policyholders. In addition, sales of single premium annuities are lower than in the prior year due to our selectivity in the business. We continue to look for opportunistic sales in the single premium annuity market where our pricing standards are met. The decrease in premiums in the G&SFP Segment was partially offset by an increase in premiums in the Protection Segment of $142.1 million driven primarily by long-term care insurance premiums, which increased 31.9%, or $113.1 million and traditional life insurance premiums which increased 2.9%, or $29.0 million.

      Universal life and investment-type product fees increased 0.8%, or $5.2 million, from the prior year. These product fees consist primarily of cost of insurance fees on our variable life insurance and universal life insurance products and mortality and expense fees on our variable annuity products. The increase was primarily due to growth in average account values in universal life insurance products and variable life product fee increases.

      Net investment income decreased $65.2 million from the prior year. The decrease was primarily the result of lower yields, partially offset by asset growth and lower investment expenses. Overall, the 2002 yield, net of investment expenses, on the general account portfolio decreased to 6.29% from 7.25% in the prior year. The lower yield was driven primarily by the sharp drop in short-term rates during the year, which impacts floating rate investments, and lower yields on investment acquisitions. The change in yields were impacted by the following drivers:

o As of December 31, 2002, the Company's asset portfolio had approximately $12 billion of floating-rate exposure (primarily LIBOR). This compares to $8.9 billion of exposure as of December 31, 2001. This exposure was created mostly through interest rate swaps designed to match our floating-rate liability portfolio. As of December 31, 2002, approximately 90% of this exposure, excluding cash and short-term investments, was directly offset by exposure to floating-rate liabilities. Most of the remaining 10% of exposure is in floating-rate assets acquired for their relative value and is accounted for in the portfolio's interest rate risk management plan. As a result of the drop in short term rates over the year, as well as the increase in exposure, this floating-rate exposure reduced the portfolio yield by 60 basis points in 2002 compared to the prior year.

o Certain of our tax-preferenced investments (lease residual management and affordable housing limited partnerships) dilute the Company's net portfolio yield on a pre-tax basis. In 2002, this dilutive effect was 10 basis points, compared to 8 basis points in 2001. However, adjusting for taxes, these investment increased the Company's after-tax earnings by $7.9 million in 2002 relative to 2001.

o Due to the late timing of the transaction, the previously described acquisition of the Allmerica fixed universal life insurance business in December 2002, resulted in an increase of $0.5 billion in invested assets, which reduced 2002 net investment income yields by 3 basis points. The assets related to the transaction were recorded on the last day of the year. Consequently, the Company earned no investment income on these assets in 2002.

o The inflow of new cash for the year ending December 31, 2002 was invested at market rates that were below the portfolio rate. In addition, maturing assets rolling over into new investments at market rates less favorable than those available in 2001 also contributed to the decline in yields.

      Partially offsetting the effects of these decreases to yields on investments was an increase in invested assets and a reduction in investment expenses. In 2002, average invested assets grew $6,583.1 million, or 13.1% from the prior year. In addition, investment expenses were reduced $15.5 million in 2002 compared to the prior year. Also included are reductions in corporate operating expenses and in depreciation expenses associated with the sale of the Company's home office real estate.

      Net realized investment and other losses increased 83.3%, or $204.7 million, from the prior year. The increase was driven by other than temporary declines in value of fixed maturity securities of $603.0 million (including impairment losses of $565.9 million and $37.1 million of preciously recognized gains where the bond was part of a hedging relationship), the largest of which were on securities issued by United Airlines, US Airways, Enron and affiliates, NRG Energy Group, among others; additional detail is provided previously and in General Account Investments in this MD&A. The Company also incurred losses on the other than temporary declines in value of the equity in collateralized bond obligations of $61.3 million and other equity securities of $26.9 million. In addition, the Company incurred losses on disposal of real estate of $36.5

                       JOHN HANCOCK LIFE INSURANCE COMPANY

million. For additional analysis regarding net realized investment and other losses, see General Account Investments in this MD&A.

      Investment management revenues, commissions, and other fees decreased 11.9%, or $77.5 million, from the prior year. The decrease in fee revenue was the result of lower average assets under management in the mutual funds business. Assets under management decreased 13.5%, or $3,475.5 million, compared to the prior year. Underwriting and distribution fees decreased 12.0%, or $27.8 million, primarily due to the decrease in front-end load mutual fund sales, and accordingly, commission revenue and distribution fees. Mutual fund advisory fees declined 14.2%, or $25.3 million, in 2002, primarily due to lower average assets under management.

      Other revenue increased 30.0%, or $55.7 million, from the prior year. The increase in other revenue is due to the Signature Fruit transaction in 2001, and is offset by Signature Fruit's expenses in other operating costs and expenses. The increase in revenues is due to the inclusion of the results of Signature Fruit for the nine months subsequent to the transaction in 2001. Signature Fruit is included in other revenue for all of 2002. Signature Fruit, a subsidiary of the Company as of April 2, 2001, acquired certain assets and assumed certain liabilities out of bankruptcy proceedings of Tri Valley Growers, Inc., a cooperative association. The revenues and expenses of Signature Fruit are included in the Company's income statement in other revenue and other operating costs and expenses, respectively. Signature Fruit generated $235.9 million and $177.8 million in revenue in the years ended December 31, 2002 and 2001, respectively.

      Benefits to policyholders decreased 12.1%, or $522.9 million, from the prior year. The decrease in benefits to policyholders was driven by a decrease in the G&SFP Segment of 36.5%, or $682.4 million. Benefits to policyholders in G&SFP Segment spread-based products decreased 36.5%, or $682.5 million, from the prior year, due to increased level of reinsurance arrangements and lower interest credited. Interest credited decreased 15.3%, or $184.1 million from the prior year. The decrease in interest credited was due to a decline in the average interest credited rate on account balances for spread-based products, due to the reset of approximately $10 billion of liabilities with floating rates and new business added at current market rates. The average crediting rate fell to 4.85% from 6.33% in the prior year. Partially offsetting the decrease in benefits to policyholders in the G&SFP Segment was an increase in the Protection Segment of 11.5%, or $184.3 million primarily due to growth in the long-term care insurance business where the Company increased reserves for premium growth and higher claim volume. In addition, benefits to policyholders increased in the non-traditional life insurance business due to growth in the in-force. The non-traditional life insurance business had an increase in benefits to policyholders of 20.8%, or $50.1 million, primarily due to a $29.0 million increase in interest credited on higher current year account balances, and also driven by a $15.3 million increase in death claims, net of reserves released.

      Other operating costs and expenses decreased $0.3 million from the prior year, despite an increase of $58.2 million in other operating costs and expenses related to Signature Fruit., which was included in only part of the prior year's results. The decrease was primarily due to cost containment measures. The Asset Gathering Segment other operating costs and expenses decreased $75.6 million driven by lower salary and commission expense in the mutual fund business. In addition, other operating costs and expenses decreased $5.9 million in the Investment Management Segment driven by lower interest expense from lower average levels of warehoused commercial mortgages held for sale and lower average interest rates during 2002. Included in other operating costs and expenses was $241.3 million in operating costs of Signature Fruit in 2002. The increase in Signature Fruit other operating costs and expenses is due to their inclusion in the 2002 results for the full year while included only for nine months in 2001 after its formation.

      Amortization of deferred policy acquisition costs increased 25.9%, or $64.4 million, from the prior year. The increase in amortization of deferred policy acquisition costs was primarily due to the $64.0 million Q3 2002 Unlocking of the Company's deferred policy acquisition costs (DAC) asset, which increased amortization of the DAC asset. Amortization of deferred policy acquisition costs increased due to the Q3 2002 Unlocking of the DAC asset based on changes in the future investment return assumptions and lowering the long-term growth rate assumption from 9% to 8%, gross of fees (which are approximately 1% to 2%). In addition, we lowered the average rates for the next five years from the mid-teens to 13%, gross of fees. We also increased certain fee rates on these policies (the VST fee increase). These changes in assumptions resulted in the Q3 2002 Unlocking of the DAC asset, which impacted the Asset Gathering and Protection Segments (See Note 1 - Summary of Significant Accounting Policies in the notes to consolidated financial statements and Critical Accounting Policies in this MD&A).

      Dividends to policyholders increased 1.0%, or $4.5 million from the prior year. The increase in dividends to policyholders was driven by the Protection Segment, which increased 2.3%, or $11.6 million. This increase was due to the lowering of the dividend scale during the year partially offset by growth in reserves and aging of the in-force business on traditional life insurance products. Traditional life insurance products average reserves increased approximately 4.2% from the prior period.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      Income taxes were $108.6 million in 2002, compared to $200.7 million for 2001. Our effective tax rate was 19.1% in 2002, as compared to 26.2% in 2001. The lower effective tax rate was primarily due to beneficial impact of additional option contracts under the lease residual management strategy, a decrease in the provision for prior year federal income tax audit issues, and increased affordable housing tax credits.

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

      Premium revenue was $2,351.9 million for 2001, a decrease of $38.8 million, or 1.6%, from $2,390.7 million in 2000. The decrease was primarily due to a $137.1 million decrease in premiums in the G&SFP Segment, driven by reinsuring a larger portion of single premium annuity sales. The decrease in G&SFP was partially offset by a $68.3 million increase in premiums in the Protection Segment, driven by an increase of $45.6 in the long-term care business. Renewal premiums are growing due to the acquisition of the Fortis long-term care business in the prior year. Premiums in the Corporate and Other segment increased by $18.5 million primarily due to the international group insurance program, in addition, premiums increased in the Asset Gathering Segment by $11.5 million primarily due to continued growth in the single premium annuity business.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      Universal life and investment-type product fees were $600.8 million for 2001, an increase of $9.4 million, or 1.6%, from $591.4 million in 2000. These product fees consist primarily of cost of insurance fees on our variable life insurance and universal life insurance products and mortality and expense fees on our variable annuity products. The increase was primarily due to growth in the average account values in universal life insurance products, partially offset by lower average account balances in variable annuities and surrender fees.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

legal, actuarial and accounting advisors. While demutualization expenses were previously classified as an extraordinary item in our financial results, recent accounting literature now requires demutualization expenses to be classified as a single line item within income from continuing operations.

      Income taxes were $200.7 million in 2001, compared to $308.9 million for 2000. Our effective tax rate was 26.2% in 2001, as compared to 28.1% in 2000. The lower effective tax rate was primarily due to a decrease in the deferred tax liability associated with the lease residual management strategy, lower state taxes associated with conversions of Independence Investment Associates and our non life subsidiary holding company to limited liability corporations, and increased affordable housing tax credits. Increased tax benefits associated with dividends received deductions and employee stock ownership plan interest exclusions also contributed to the overall effective tax rate decrease.

Results of Operations by Segment

      We evaluate segment performance and base management's incentives on segment after-tax operating income, which excludes the effect of net realized investment gains and losses and unusual or non-recurring events and transactions. In addition, we believe most investors and analysts that follow our industry also measure results on the same basis. Segment after-tax operating income is a non-GAAP measure which is determined by adjusting GAAP net income for net realized investment gains and losses, and certain other items which we believe are not indicative of overall operating trends. While these items may be significant components in understanding and assessing our consolidated financial performance, we believe that the presentation of segment after-tax operating income enhances the understanding of our results of operations by highlighting net income attributable to the normal, recurring operations of the business. However, segment after-tax operating income is not a substitute for net income determined in accordance with GAAP.

      A discussion of the adjustments to GAAP reported income, many of which affect each operating segment, follows. A reconciliation of segment after-tax operating income, as adjusted, to GAAP reported net income precedes each segment discussion.

                                                                                   For the Years Ended December 31,
                                                                              2002               2001              2000
                                                                         ----------------   ----------------  ----------------
                                                                                             (in millions)
Segment Data: (1)
Segment after-tax operating income:
     Protection Segment..............................................         $  309.7           $  284.3          $  238.8
     Asset Gathering Segment.........................................            130.7              148.3             128.8
                                                                         ----------------   ----------------  ----------------
         Total Retail Segments.......................................            440.4              432.6             367.6

     Guaranteed and Structured Financial Products Segment............            268.7              238.0             211.6
     Investment Management Segment...................................             21.2               29.8              46.8
                                                                         ----------------   ----------------  ----------------
         Total Institutional Segments................................            289.9              267.8             258.4

     Corporate and Other Segment.....................................             44.3               55.4              82.4
                                                                         ----------------   ----------------  ----------------
         Total segment after-tax operating income....................            774.6              755.8             708.4

After-tax adjustments: (1)
     Net realized investment and other gains (losses), net ..........           (285.8)            (157.5)             51.6
     Class action lawsuit............................................            (19.5)             (19.5)               --
     Restructuring charges...........................................            (10.4)             (25.4)            (12.0)
     Group pension dividend transfer.................................               --                 --               5.7
     Demutualization expenses........................................               --                 --               2.5
     Other demutualization related costs.............................               --                 --             (10.0)
     Surplus tax.....................................................               --               13.3              46.0
                                                                         ----------------   ----------------  ----------------
         Total after-tax adjustments.................................           (315.7)             (189.1)             83.8
                                                                         ----------------   ----------------  ----------------

GAAP Reported:
     Income before cumulative effect of accounting changes...........            458.9              566.7             792.2
     Cumulative effect of accounting changes, net of tax.............                                 7.2                --
                                                                         ----------------   ----------------  ----------------
     Net income......................................................         $  458.9           $  573.9          $  792.2
                                                                         ================   ================  ================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

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

      In all periods, net realized investment and other gains (losses), except for gains and losses from mortgage securitizations have been excluded from segment after-tax operating income because such data are often excluded by analysts and investors when evaluating the overall financial performance of insurers. Net realized investment and other gains and losses from mortgage securitizations were not excluded from segment after-tax operating income because we view the related gains and losses as an integral part of the core business of those operations.

      Net realized investment and other gains (losses) have been reduced by: (1) amortization of deferred policy acquisition costs to the extent that such amortization results from net realized investment and other gains (losses), (2) the portion of net realized investment and other gains (losses) credited to certain participating contractholder accounts and (3) the portion of net realized investment and other gains (losses) credited to the policyholder dividend obligation. We believe presenting net realized investment and other gains (losses) in this format provides information useful in evaluating our operating performance. This presentation may not be comparable to presentations made by other insurers. Summarized below is a reconciliation of (a) net realized investment and other gains (losses) per the consolidated financial statements and (b) the adjustment made for net realized investment and other gains (losses) to calculate segment after-tax operating income for the years ended December 31, 2002, 2001 and 2000.

                                                                                            For the Years Ended December 31,
                                                                                        2002             2001              2000
                                                                                  -------------------------------------------------
                                                                                                   (in millions)

Net realized investment and other gains (losses)................................     $ (524.7)        $ (249.9)           $ 89.9
Add amortization of deferred policy acquisition costs related to net
     realized investment and other gains (losses)...............................         38.9             29.4               9.4
Add amounts credited to participating pension contractholder accounts...........         23.4            (42.3)             (6.9)
Add amounts credited to the closed block policyholder
     dividend obligation........................................................         11.9             17.0             (14.1)
                                                                                  --------------   --------------    --------------

Net  realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholders and amounts credited to the closed block policyholder dividend obligation per consolidated
     financial statements.......................................................       (450.5)          (245.8)             78.3
Add net realized investment and other gains (losses) attributable to
     mortgage securitizations...................................................         (0.9)            (3.2)             (3.2)
                                                                                  --------------   --------------    --------------
Net realized investment and other gains (losses), net-- pre-tax                        (451.4)          (249.0)             75.1
     adjustment to calculate segment operating income...........................
Income tax effect...............................................................        165.6             91.5             (23.5)
                                                                                  --------------   --------------    --------------

Net realized investment and other gains (losses), net-- after-tax
     adjustment to calculate segment operating income...........................     $ (285.8)        $ (157.5)           $ 51.6
                                                                                  ==============   ==============    ==============

      During 2002, the Company incurred a $19.5 million after-tax charge related to the settlement of the Modal Premium class action lawsuit. The settlement agreement involves policyholders who paid premiums on a monthly, quarterly, or semi-annual basis rather than annually. The settlement costs are intended to provide for relief to class members and for legal and administrative costs associated with the settlement. In entering into the settlement, the Company specifically denied any wrongdoing. Although some uncertainty remains as to the entire cost of claims, it is expected that the final cost of the settlement will not differ materially from the amounts presently provided by the Company.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      During 1997, the Company entered into a court-approved settlement relating to a class action lawsuit involving certain individual life insurance policies sold from 1979 through 1996. In entering into the settlement, the Company specifically denied any wrongdoing. The total reserve held in connection with the settlement to provide for relief to class members and for legal and administrative costs associated with the settlement amounted to $11.9 million, and $52.7 million at December 31, 2002, and 2001, respectively. Costs incurred related to the settlement were $19.5 million, after tax, in 2001. No such costs were incurred in 2002, or 2000. The estimated reserve is based on a number of factors, including the estimated cost per claim and the estimated costs to administer the claims.

      During 2002, 2001 and 2000, we incurred restructuring charges as part of a plan to reduce costs and increase future operating efficiency by consolidating portions of our operations. The plan consists primarily of reducing staff in the home office.

      During 2001 and 2000, we recorded amounts for the transfer of certain assets from the Guaranteed and Structured Financial Products Segment to the corporate account. These assets included investments in certain subsidiaries and the home office real estate complex (collectively, corporate purpose assets). Certain group contracts have participating features, under which crediting rates and dividends are affected directly by portfolio earnings. Certain participating contractholders participate in contract experience related to net investment and other realized gains (losses) in the general account. These participating contractholders were compensated for transferred assets based on the fair value of the assets transferred. The difference between the fair value and carrying value of the assets transferred were credited to affected participating contractholders through the crediting rates and dividends on their contracts.

      In December 2000, the American Institute of Certified Public Accountants (AICPA) issued SOP 00-3, "Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and Certain Long-Duration Participating Contracts." The SOP, which was adopted with respect to accounting for demutualization expenses by the Company on December 31, 2000, requires that demutualization related expenses be classified as a single line item within income from continuing operations and should not be classified as an extraordinary item. The adoption of SOP 00-3 resulted in the reclassification of demutualization expenses previously recorded as an extraordinary item in 1999 of $93.6 million, after tax. In addition, the Company recognized $6.8 million, after tax credit, of demutualization expenses for the year ended December 31, 2000. The Company considers demutulization of expenses to be an adjustment to GAAP recorded net income.

      During 2000, we incurred other demutualization related costs to improve our financial analysis and financial reporting abilities. These charges primarily included consulting fees and planning and expense management costs. The Company considers these other demutualization related costs to be an adjustment to GAAP reported net income.

      We had been subject to the surplus tax imposed on mutual life insurance companies which disallows a portion of mutual life insurance company's policyholder dividends as a deduction from taxable income. As a stock company, we are no longer subject to surplus tax and have excluded the surplus tax from segment after-tax operating income in all periods.

      Amortization of Goodwill

      The excess of cost over the fair value of the net assets of businesses acquired was $108.6 million and $116.0 million at December 31, 2002 and 2001, respectively. Prior to 2002, goodwill was amortized on a systematic basis over periods not exceeding 40 years, which periods corresponded with the benefits estimated to be derived from the acquisitions. Accumulated amortization and other changes were $58.1 million at both December 31, 2002 and 2001, respectively. Amortization expense included in other operating costs and expenses was $11.3 million in 2001 and 2000, respectively. No amortization of goodwill occurred in 2002 pursuant to current accounting guidance. The Company evaluates goodwill for impairment using valuations of reporting units and book value multiples and by reference to similar multiples of publicly traded peers annually and also whenever significant events or changes indicate an impairment may exist. If the fair value analysis does not support the goodwill recorded, an impairment would be recognized resulting in a charge to current operations to reduce the carrying value of the goodwill to its fair value based on the valuation of the related reporting units.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

The following table shows the amount of goodwill amortization by applicable segment:

                                                                                 For the Years Ended December 31
                                                                             2002             2001              2000
                                                                        --------------------------------------------------
                                                                                          (in millions)
Amortization of Goodwill:
     Protection Segment..............................................          --              $  4.0           $  3.3
     Asset Gathering Segment.........................................          --                 6.8              6.8
                                                                        ---------------   --------------   ---------------
         Total Retail Segments.......................................                            10.8             10.1

     Guaranteed and Structured Financial Products Segment............          --                  --               --
     Investment Management Segment...................................          --                 0.5              1.1
                                                                        ---------------   --------------   ---------------
         Total Institutional Segments................................                             0.5              1.1

     Corporate and Other Segment.....................................          --                  --               --
                                                                        ---------------   --------------   ---------------
         Total goodwill amortization expense.........................          --               $11.3            $11.2
                                                                        ===============   ==============   ===============

Segment Allocations

      We allocate surplus to the segments in amounts sufficient to support the associated liabilities of each segment and to maintain capital levels consistent with the overall business segment and corporate strategies. Allocations of net investment income are based on the assets owned by each segment. Other costs and operating expenses are allocated to each segment based on a review of the nature of such costs, cost allocations utilizing time studies, and other allocation methodologies.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

 Protection Segment

      The following table presents certain summary financial data relating to the Protection Segment for the periods indicated.

                                                                                      For the Years Ended December 31,
                                                                                   2002            2001             2000
                                                                               -----------------------------------------------
                                                                                               (in millions)
Operating Results:
Revenues
     Premiums                                                                     $1,506.0        $1,363.9         $1,295.6
     Universal life and investment-type product fees.....................            441.8           423.9            388.3
     Net investment income...............................................          1,310.7         1,258.5          1,196.3
     Other revenue.......................................................              0.7             8.4              6.8
                                                                               --------------  --------------   --------------
         Total revenues..................................................          3,259.2         3,054.7          2,887.0

Benefits and expenses
     Benefits to policyholders (3).......................................          1,773.4         1,603.3          1,550.1
     Other operating costs and expenses..................................            323.3           339.2            397.4
     Amortization of deferred policy acquisition costs, excluding amounts
         related to net realized and other investment gains (losses) (3).            171.1           171.3            106.0
     Dividends to policyholders..........................................            511.5           499.9            475.6
                                                                               --------------  --------------   --------------
         Total benefits and expenses.....................................          2,779.3         2,613.7          2,529.1

Segment pre-tax operating income (1)(3)..................................            479.9           441.0            357.9

Income taxes (3).........................................................            170.2           156.7            119.1
                                                                               --------------  --------------   --------------

Segment after-tax operating income (1)(3)................................            309.7           284.3            238.8

After-tax adjustments: (1)
     Net realized investment and other (losses) gains, net (3)...........            (41.4)          (62.2)           (18.2)
     Class action lawsuit................................................            (18.7)             --               --
     Restructuring charges...............................................             (5.7)           (4.4)            (6.7)
     Demutualization expenses............................................               --              --              1.6
     Other demutualization related costs.................................               --              --             (6.8)
     Surplus tax.........................................................               --             9.6             20.8
                                                                               --------------  --------------   --------------
         Total after-tax adjustments (3).................................            (65.8)          (57.0)            (9.3)
                                                                               --------------  --------------   --------------

GAAP Reported:
Income before cumulative effect of accounting changes (3)................            243.9           227.3            229.5
Cumulative effect of accounting changes, net of tax......................               --            11.7               --
                                                                               --------------  --------------   --------------
Net income (3)...........................................................           $243.9        $  239.0         $  229.5
                                                                               ==============  ==============   ==============
Amortization of goodwill, net of tax.....................................               --             2.6              2.2
                                                                               --------------  --------------   --------------
Net income before amortization of goodwill (3)...........................           $243.9        $  241.6         $  231.7
                                                                               ==============  ==============   ==============

Other Data:
Segment after-tax operating income (loss)
     Non-traditional life (variable life and universal life).............           $119.7        $  121.0        $    97.0
     Traditional life (3)................................................            110.6           107.8             97.1
     Long-term care......................................................             83.6            58.6             46.6
     Other...............................................................             (4.3)           (3.1)            (1.9)
Statutory premiums (2)
     Variable life.......................................................            926.8           948.5            922.0
     Universal life......................................................          1,030.9           456.1            173.5
     Traditional life....................................................          1,035.9           997.3            965.5
     Long-term care......................................................            451.2           337.3            292.0

                       JOHN HANCOCK LIFE INSURANCE COMPANY

(1) See "Adjustments to GAAP Reported Net Income" included in this Management's Discussion and Analysis.
(2) Statutory data have been derived from the annual statements of John Hancock Life Insurance Company (formerly John Hancock Mutual Life Insurance Company), John Hancock Variable Life Insurance Company and Investors Partner Life Insurance Company (formerly John Hancock Life Insurance Company of America) as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices. Universal life statutory premiums includes a $639.7 million deposit related to the acquisition of Allmerica's fixed universal life insurance business.
(3) Previously published 2000 amounts were adjusted for the adoption of the provisions of SOP 00-3, "Accounting by Insurance Enterprises for Demutualization and Formations of Mutual Insurance Holding Companies and Certain Long-Duration Participating Contracts" as outlined in Note 1 to the consolidated financial statements.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Segment after-tax operating income increased 8.9%, or $25.4 million, from the prior year. Traditional life insurance business after-tax operating income increased 2.6%, or $2.8 million, primarily due to increased premiums and lower amortization of deferred acquisition costs offset by increased benefits to policyholders and lower net investment income. Long-term care insurance segment after-tax operating income increased 42.7%, or $25.0 million, resulting from growth in the business and improved unit expenses. Non-traditional life insurance segment after-tax operating income decreased 1.1%, or $1.3 million, primarily due to higher amortization of deferred policy acquisition costs driven by the Q3 2002 Unlocking of the deferred policy acquisition costs (DAC) asset and higher benefits to policyholders, partially offset by increased universal life and product-type fee income and lower operating costs and expenses. Increased net investment income more than offset increased interest credited, resulting in higher universal life spread on the growing block of business.

      Revenues increased 6.7%, or $204.5 million. Premiums increased 10.4%, or $142.1 million, primarily due to long-term care insurance premiums, which increased 31.9%, or $113.1 million, driven by continued growth overall in the business. In addition, traditional life insurance premiums increased 2.9%, or $29.0 million, primarily due to the return of renewal premiums in the prior year of $34.4 million as part of the resolution of the class action lawsuit, offset by a corresponding change in the benefit reserves. Universal life and investment-type product fees increased 4.2%, or $17.9 million due primarily to increased expense charges of $11.8 million. Mostly offsetting this increase in amortization of deferred revenue was lower amortization in the current year due in part to lower gross profits from lower separate account performance and poor mortality. Segment net investment income increased 4.2%, or $52.2 million, primarily due to a 9.7% increase in average asset balances, partially offset by a 40 basis point decrease in yields.

      Benefits and expenses increased 6.3%, or $165.6 million. Benefits to policyholders increased 10.6%, or $170.1 million, primarily due to growth in the long-term care insurance business and non-traditional life insurance business in force. Long-term care insurance benefits and expenses increased 26.8%, or $109.9 million, primarily due to additions to reserves for premium growth and higher claim volume driven by business growth. Long-term care insurance business average policies have increased to 604.2 thousand from 538.7 thousand in the prior year and open claims increased to 5,449 from 4,483 in the prior year. The non-traditional life insurance business had an increase in benefits to policyholders of 21.4%, or $51.7 million, primarily due to a $29.0 million increase in interest credited on higher current year account balances, and also driven by a $15.3 million increase in death claims, net of reserves released. Other operating costs and expenses decreased 4.7%, or $15.9 million primarily due to a decrease of $30.4 million in operating expenses primarily due to expense reductions. Amortization of deferred policy acquisition costs decreased 0.1%, or $0.2 million, primarily due to the non-traditional life insurance business driven by the $27.9 million Q3 Unlocking of DAC asset (See Note 1 - Summary of Significant Accounting Policies in the notes to the unaudited financial statements and the Critical Accounting Policies in this MD&A). This was offset by a decrease in amortization of deferred policy acquisition costs in the traditional life insurance business of $19.7 million, due to improved persistency of term insurance, and lower margins. Dividends to policyholders increased 2.3%, or $11.6 million, due to a higher dividend scale and aging of the in-force business on traditional life insurance products. The Segment's effective tax rate on operating income was 35.5% for both 2002 and 2001.

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

      Total revenues were $3,054.7 million in 2001, an increase of $167.7 million, or 5.8%, from $2,887.0 million in 2000. Premiums increased $68.3 million, or 5.3%, primarily due to an increase in long-term care insurance premiums, which increased $45.6 million, or 14.7%, driven by continued growth in the business. Universal life and investment-type product fees consist primarily of cost of insurance fees and separate account fees and were $423.9 million in 2001, an increase of $35.6 million, or 9.2%, from $388.3 million in 2000. The increase was primarily due to growth in average account values and variable life products fee increases. Net investment income increased $62.2 million, or 5.2%, primarily due to increased asset balances.

      Total benefits and expenses were $2,613.7 million in 2001, an increase of $84.6 million, or 3.3%, from $2,529.1 million in 2000. Benefits to policyholders increased $53.2 million, or 3.4%, due to growth in the long-term care insurance business. Long-term care insurance benefits increased $49.9 million primarily due to additions to reserves for premium growth and to higher claim volume from the expansion of the business. Other operating costs and expenses decreased $58.2 million, or 14.6%, to $339.2 million in 2001 from $397.4 million in 2000, primarily due to a decrease of $51.3 million in operating expenses on traditional life insurance products mainly attributable to ongoing operating cost reduction programs. Amortization of deferred policy acquisition costs of $171.3 million in 2001 increased $65.3 million, or 61.6%, from $106.0 million in 2000 primarily due to higher gross profits on non-traditional life products. Dividends to policyholders increased $24.3 million, or 5.1%, due to a higher dividend scale and aging of the in-force business on traditional life insurance products. The segment's effective tax rate on operating income increased to 35.5% in 2001 from 33.3% in 2000, primarily due to a tax charge in 2001 associated with the closed block policyholder dividend obligation.

      Amortization of goodwill in 2001 and 2000 relates to the acquisition of the individual long-term care insurance business from Fortis during 2000.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Asset Gathering Segment

      The following table presents certain summary financial data relating to the Asset Gathering Segment for the periods indicated.

                                                                                     For the Years Ended December 31,
                                                                                 2002              2001             2000
                                                                             -------------------------------------------------
                                                                                              (in millions)
Operating Results:
Revenues
     Premiums                                                                  $     29.2       $     74.8       $     63.4
     Investment-type product fees........................................           118.6            125.6            138.3
     Net investment income...............................................           575.7            498.5            445.8
     Investment management revenues, commissions, and other fees.........           400.2            456.4            547.1
     Other revenue (expense).............................................             1.1             (0.3)             1.3
                                                                             --------------   ---------------  ---------------
         Total revenues..................................................         1,124.8          1,155.0          1,195.9

Benefits and expenses
     Benefits to policyholders...........................................           446.7            441.6            371.3
     Other operating costs and expenses..................................           343.6            424.4            552.9
     Amortization of deferred policy acquisition costs, excluding amounts
         related to net realized investment and other gains (losses).....           140.5             75.0             78.8
     Dividends to policyholders..........................................             0.1              0.1              0.1
                                                                             --------------   ---------------  ---------------
         Total benefits and expenses.....................................           930.9            941.1          1,003.1

Segment pre-tax operating income (1).....................................           193.9            213.9            192.8

Income taxes.............................................................            63.2             65.6             64.0
                                                                             --------------   ---------------  ---------------

Segment after-tax operating income (1)...................................           130.7            148.3            128.8

After-tax adjustments (1):
     Net realized investment and other (losses) gains, net...............           (25.7)           (34.7)            18.6
     Restructuring charges...............................................            (6.1)           (17.6)            (1.4)
     Demutualization expenses............................................              --               --              0.4
     Other demutualization related costs.................................              --               --             (1.3)
     Surplus tax.........................................................              --              0.2              0.6
                                                                             --------------   ---------------  ---------------
         Total after-tax adjustments.....................................           (31.8)           (52.1)            16.9
                                                                             --------------   ---------------  ---------------

GAAP Reported:
     Income before cumulative effect of accounting changes...............            98.9             96.2            145.7
     Cumulative effect of accounting changes, net of tax.................              --             (0.5)              --
                                                                             --------------   ---------------  ---------------
     Net income..........................................................      $     98.9       $     95.7       $    145.7
                                                                             ==============   ===============  ===============
     Amortization of goodwill, net of tax................................              --              4.5              4.5
                                                                             --------------   ---------------  ---------------
     Net income before amortization of goodwill..........................      $     98.9       $    100.2       $    150.2
                                                                             ==============   ===============  ===============

Other Data:
Segment after-tax operating income
     Annuity.............................................................      $     73.4       $     90.3       $     87.5
     Mutual funds........................................................            52.1             55.5             46.3
     Other...............................................................             5.2              2.5             (5.0)
Annuity premiums and deposits (2)
     Fixed...............................................................         2,668.0          1,463.5            854.3
     Variable (3)........................................................           746.1            639.6          1,120.8
Mutual fund assets under management, end of year.........................        25,810.3         29,285.8         31,725.8

                       JOHN HANCOCK LIFE INSURANCE COMPANY

(1) See "Adjustments to GAAP Reported Net Income" included in this Management's Discussion and Analysis.
(2) Statutory data have been derived from the annual statements of John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.
(3) Variable annuity deposits exclude internal exchanges as part of the safe harbor internal exchange program of $92.0 million, $1,910.5 million and $25.0 million, respectively, for the years ending December 31, 2002, 2001 and 2000.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Segment after-tax operating income decreased 11.9%, or $17.6 million from the prior year. The decrease in segment after-tax operating income was driven by a $31.1 million decrease in the variable annuity business. The variable annuity business suffered due to significant declines in the equity markets leading to increased amortization of deferred policy acquisition costs driven by the Q3 Unlocking (See Note 1 - Summary of Significant Accounting Policies in the notes to the consolidated financial statements and Critical Accounting Policies in this MD&A). Partially offsetting the losses in the variable annuity business was growth of 20.7%, or $14.3 million, in after-tax operating income in the fixed annuity business driven by higher net investment income, partially offset by higher interest credited on account balance growth. Mutual fund segment after-tax operating income was $52.1 million, declining 6.1% or $3.4 million primarily due to a 15.2%, or $55.1 million decrease in management advisory fees, partially offset by an 18.0%, or $50.2 million decrease in operating expenses. After-tax operating income for Essex, a distribution subsidiary primarily serving the financial institution channel, decreased $2.3 million from $2.6 million, during the same period in 2001. First Signature Bank after-tax operating income decreased $0.6 million. Signature Services after-tax operating income increased $1.7 million, driven by an increase in management advisory fees from the same period in 2001 and continued expense management. Signator Investors after-tax operating income increased $3.8 million.

      Revenues decreased 2.6%, or $30.2 million, from the prior year. The decrease in revenue was due to a $56.2 million decline in investment management revenues driven by the mutual fund business, a $45.5 million decline in premiums in the fixed annuity business on lower life-contingent fixed annuity sales and a $6.9 million decrease in investment-type product fees, primarily in the variable annuity business on lower average fund values. These declines in revenue were partially offset by an increase of 15.5%, or $77.2 million in net investment income. The increase in net investment income was primarily due to increases in invested assets backing fixed annuity products, partially offset by lower earned yields in the portfolio. Average invested assets backing fixed annuity products increased 29.1% to $7,719.2 million while the average investment yield decreased 77 basis points. Investment-type product fees decreased 5.5%, or $6.9 million, mostly due to a decline in the average variable annuity fund values of 13.9%, or $940.2 million, to $5,812.8 million from the prior year. Both market depreciation of $778.4 million and net outflows of $242.2 drove this decrease in average variable annuity fund values for the current year. For variable annuities the mortality and expense fees as a percentage of average account balances were 1.29% and 1.22% for the current and prior year periods.

      Investment management revenues, commissions, and other fees decreased 12.3%, or $56.2 million from the prior year. Average mutual fund assets under management were $26,803.3, a decrease of $2,757.9 million, or 9.3% from the prior year. The decrease in average mutual fund assets under management is primarily due to market depreciation of $3,548.0 million since December 31, 2001. The mutual fund business experienced net deposits of $379.1 million during 2002, compared to net deposits of $554.5 million in the prior year, a decline of $175.4 million. This change was primarily due to a decrease in deposits of $628.3 million driven by a decrease in retail open-end funds sales and institutional advisory account deposits in the current year compared to the prior year. The decrease was partially offset by $1,391.1 million in sales of the John Hancock Preferred Income series of closed-end funds, the acquisition of the U.S. Global Leaders Growth Fund, which had $238.5 million in sales and a $62.7 million increase in private managed account sales. In addition, the sale of the full service retirement plan business during 2001 contributed to the decrease in deposits in the current period. Investment advisory fees decreased 14.3%, or $25.4 million, to $152.3 million, from the prior period and were 0.57% and 0.60% of average mutual fund assets under management for the years ended December 31, 2002 and 2001. Underwriting and distribution fees decreased 12.0%, or $27.8 million, to $204.7 million compared to the prior period, primarily due to a decrease in front end load mutual fund sales, resulting in a decrease of $23.3 million in fees and accordingly, commission revenue. The decrease also included a $4.5 million decrease in distribution and other fees. Shareholder service and other fees were $66.3 million compared to $46.4 million in the prior year.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      Benefits and expenses decreased 1.1%, or $10.2 million from the prior year. Driving the decrease was a decline in other operating costs and expenses of 19.0%, or $80.8 million, from the prior year, primarily due to cost savings in the mutual fund business as well as company wide cost reduction programs, which drove the decline in expenses in the other Asset Gathering segment businesses. Benefits to policyholders increased 1.2%, or $5.1 million, primarily due to a $50.4 million increase in interest credited on fixed annuity account balances due to higher average account balances and $5.2 million in higher guaranteed minimum death benefit claims, partially offset by $49.6 million lower reserve provisions for life-contingent immediate fixed annuity fund values on lower sales of these contract types. Amortization of deferred policy acquisition costs increased 87.3%, or $65.5 million, primarily due to the variable annuity business driven by the $36.1 million Q3 Unlocking of the DAC asset mentioned previously. The Segment's effective tax rate on operating income was 32.6% compared to 30.6% for the prior year. The increase in the rate is due to lower dividends received deductions in the current period associated with lower dividends received on stocks in the variable annuity separate account investment funds.

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

      Total revenues decreased $40.9 million, or 3.4%, to $1,155.0 million in 2001 from $1,195.9 million in 2000, primarily driven by lower investment management revenues. The decrease in investment management revenues was partially offset by growth in net investment income of $52.7 million, or 11.8%, and premiums of $11.4 million, or 18.0%. Net investment income increased primarily due to a higher level of invested assets backing fixed annuity products. The average investment yield on invested assets backing fixed annuity products decreased 23 basis points in 2001, reflecting lower market interest rates on new fixed income investments. Premiums increased due to continued growth in the single premium immediate annuity business. Investment-type product fees decreased $12.7 million, or 9.2%, due to a decrease in average variable fund values, which decreased 9.1% from 2000. Mortality and expense fees as a percentage of average account balances decreased 16 basis points in 2001, while the advisory fees increased 12 basis points.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      Total benefits and expenses decreased $62.0 million, or 6.2%, to $941.1 million in 2001 from $1,003.1 million in 2000. Benefits to policyholders increased $70.3 million, or 18.9%, primarily due to an increase in interest credited on fixed annuity account balances of $50.2 million. In addition, benefits to policyholders increased due to growth in immediate annuities. Premiums on immediate annuities increased $11.3 million, or 19.1%, for the year ended December 31, 2001. Interest credited on fixed annuity account balances increased primarily due to higher average fixed annuity account balances in 2001. In addition to the increase in average fixed annuity account balances, the average interest credited rate on fixed annuity account balances increased 19 basis points in 2001. The average interest credited rate pattern is dependent upon the general trend of market interest rates, frequency of credited rate resets, bonus interest on new sales and business mix. Other operating costs and expenses decreased $128.5 million, or 23.2%, to $424.4 million in 2001 from $552.9 million in 2000. The decrease was primarily due to a decrease in operating expenses. Company wide cost reduction programs and the sale of the full service retirement plan business drove cost savings in the mutual fund business. The commission expenses incurred in the mutual funds business decreased primarily due to lower front-end load charge mutual fund sales and lower deferred sales charges due to lower redemptions. Amortization of deferred policy acquisition costs decreased $3.8 million, or 4.8%, to $75.0 million in 2001 from $78.8 million in 2000, largely due to favorable lapse and separate account experience in the variable annuity product line. The segment's effective tax rate on operating income was 30.6% and 33.2% in 2001 and 2000, respectively. The decrease in the effective tax rate is primarily due to increased dividend received deductions in variable annuity separate accounts and a one-time tax charge in 2000 associated with the repatriation of the mutual fund business' United Kingdom subsidiary.

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

                                                                                    For the Years Ended December 31,
                                                                                 2002              2001             2000
                                                                           ---------------   ---------------  ---------------
                                                                                             (in millions)
Operating Results:
Revenues
     Premiums                                                                 $   18.3          $   483.2        $   620.3
     Investment-type product fees........................................         45.4               51.4             64.7
     Net investment income...............................................      1,703.9            1,834.5          1,741.9
     Net realized investment and other gains (losses), net (1)...........           --                 --               --
     Other revenue.......................................................          0.8                0.4              0.3
                                                                           ---------------   ---------------  ---------------
         Total revenues..................................................      1,768.4            2,369.5          2,427.2

Benefits and expenses
     Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to
         participating pension contractholders...........................      1,186.8            1,869.3          1,972.4
     Other operating costs and expenses..................................        134.4              105.3             88.6
     Amortization of deferred policy acquisition costs...................          2.2                2.4              2.6
     Dividends to policyholders..........................................         44.2               36.1             43.5
                                                                           ---------------   ---------------  ---------------
         Total benefits and expenses.....................................      1,367.6            2,013.1          2,107.1

Segment pre-tax operating income (1).....................................        400.8              356.4            320.1

Income taxes.............................................................        132.1              118.4            108.5
                                                                           ---------------   ---------------  ---------------

Segment after-tax operating income (1)...................................        268.7              238.0            211.6

After-tax adjustments: (1)
     Net realized investment and other (losses) gains, net...............       (199.6)             (77.0)           (40.5)
     Restructuring charges...............................................         (0.6)              (1.2)            (2.6)
     Group pension dividend transfer.....................................           --                 --              5.7
     Demutualization expenses............................................           --                 --              0.4
     Other demutualization related costs.................................           --                 --             (1.7)
     Surplus tax.........................................................           --                2.6              6.5
                                                                           ---------------   ---------------  ---------------
         Total after-tax adjustments, net of tax.........................       (200.2)             (75.6)           (32.2)
                                                                           ---------------   ---------------  ---------------

GAAP Reported:
     Income before cumulative effect of accounting changes...............     $   68.5          $   162.4       $    179.4
     Cumulative effect of accounting changes, net of tax.................           --               (1.2)              --
                                                                           ---------------   ---------------  ---------------
Net income...............................................................     $   68.5          $   161.2       $    179.4
                                                                           ===============   ===============  ===============

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                                                                    For the Years Ended December 31,
                                                                                 2002              2001             2000
                                                                           --------------------------------------------------
                                                                                             (in millions)

Other Data:
Segment after-tax operating income
     Spread-based products...............................................     $   246.4         $   214.5       $    178.1
     Fee-based products..................................................          22.3              23.5             33.5
Premiums and deposits
     Spread-based products
         Fund-type products..............................................       3,847.9           4,718.8          4,442.0
         Single premium annuities........................................           1.2             465.5            594.8
         SignatureNotes..................................................         290.2                --               --
     Fee-based products
         Participating contracts and conversion annuity contracts........         529.3             468.9            467.0
         Structured Separate Accounts ...................................         483.9              77.4             50.3
         Other separate account contracts................................         (26.1)            130.6            223.9

(1) See "Adjustments to GAAP Reported Net Income" included in this Management's Discussion and Analysis.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Segment after-tax operating income increased 12.9%, or $30.7 million from the prior year. Spread-based products after-tax operating income increased 14.9%, or $31.9 million from the prior year, driven by a 39.7%, or $657.6 million decrease in benefits to policyholders, offset by a decrease in premiums of 99.8%, or $461.9 million and a decrease in net investment income of 6.9%, or $110.0 million. Lower benefits to policyholders reflect an increased level of reinsurance arrangements, resulting in a lower increase in policy reserves. The decrease in benefits to policyholders in the spread-based business was offset by an increase in operating costs of 48.2%, or $36.1 million related to higher level of reinsurance arrangements. Fee-based products after-tax operating income decreased $1.2 million from the prior year, primarily due to lower risk-based capital and lower underwriting gains.

      Revenues decreased 25.4%, or $601.1 million from the prior year, driven by a decline in premiums of 96.2%, or $464.9 million from the prior year reflecting the lower sales volume and increased level of reinsurance arrangements. Net investment income also decreased 7.1%, or $130.6 million, driven by lower spread-based net investment income of 6.9%, or $110.0 million, from the prior year, despite growth of 11.1%, or $2.3 billion in the average invested asset base. Net investment income declined as the average investment yield fell to 6.43% from the prior year. The decrease in the average investment yield is a reflection of the declining interest rate environment in the current period. Net investment income varies with market interest rates because the return on approximately $10 billion, or 43% of the asset portfolio floats with market rates. Matching the interest rate exposure on our asset portfolio to the exposure on our liabilities is a central feature of our asset/liability management process.

      Benefits and expenses decreased 32.1%, or $645.5 million from the prior year, driven by lower benefits to policyholders of 36.5%, or $682.5 million in the current year. Spread-based benefits to policyholders decreased due to increased level of reinsurance arrangements and lower interest credited. Interest credited decreased 15.3%, or $184.1 million from the prior year. The decrease resulted from the decline in the average interest credited rate on account balances, due to the reset of liabilities with floating rates and new business added at current market rates. The average interest credited rate fell to 4.85% from 6.33% in the prior year. Offsetting the decrease in benefits to policyholders was an increase in other operating costs and expenses of 27.6%, or $29.1 million from the prior year. This increase was primarily due to the increased level of reinsurance arrangements. Dividends to policyholders increased 22.4%, or $8.1 million from the prior year. The Segment's effective tax rate was 33.0% compared to 33.2% in the prior year.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      Total revenues decreased $57.7 million, or 2.4%, to $2,369.5 million in 2001 from $2,427.2 million in 2000, primarily due to a $137.1 million decrease in premiums, the result of reinsuring a larger portion of single premium annuity sales, partially offset by increased investment income. Investment-type product fees were $51.4 million for 2001, a decrease of $13.3 million, or 20.6%, primarily due to lower general account expense recoveries and slower Structured Separate Account sales in the current year. Investment-type product fees were 0.51% and 0.56% of average fee-based policy reserves in 2001 and 2000, respectively. The decrease primarily reflects lower expense charges on participating contracts and the impact of slower sales in the current year. Net investment income increased $92.6 million, or 5.3%, to $1,834.5 million in 2001 from $1,741.9 million in 2000, mainly due to the growth of average invested assets on spread-based products. Average invested assets backing spread-based products increased $3,844.1 million, or 22.8%, to $20,703.3 million in 2001 from $16,859.2 million in 2000 as a result of increased sales of spread-based products. The average investment yield on these invested assets decreased to 7.66% in 2001 compared to 8.65% in 2000, as a result of declining market interest rates.

      Total benefits and expenses decreased $94.0 million, or 4.5%, to $2,013.1 million in 2001 from $2,107.1 million in 2000, primarily due to the decrease in benefits to policyholders as a result of reinsuring a larger proportion of single premium annuity contracts, partially offset by an increase in interest credited. The increase in interest credited was driven by higher average account balances for spread-based products which were up $3,020.0 million to $18,996.5 million in 2001 from $15,976.5 million in 2000, partially offset by a decrease in the average interest credited rate on account balances for spread-based products. The average interest credited rate was 6.33% in 2001 compared to 7.18% in 2000 as a result of declining market interest rates. Other operating costs and expenses were $105.3 million in 2001, an increase of $16.7 million, or 18.8%, from $88.6 million in 2000. The increase was primarily due to the increased level of reinsurance arrangements. The increase in operating expenses from these arrangements is offset in lower benefits to policyholders. Dividends of $36.1 million in 2001, decreased $7.4 million, or 17.0%, from $43.5 million in 2000, reflecting a lower level of distributable surplus to participating contractholder accounts. The segment's effective tax rate on operating income was 33.2% in 2001, as compared to 33.9% in 2000.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Investment Management Segment

      The following table presents certain summary financial data relating to the Investment Management Segment for the periods indicated.

                                                                                For the Years Ended December 31,
                                                                  ----------------------------------------------------------
                                                                            2002                2001               2000
                                                                  ----------------------------------------------------------
                                                                                        (in millions)
Operating Results:
Revenues
   Net investment income......................................      $       15.1        $       28.7        $       22.7
   Net realized investment and other gains (losses),
     net (1)..................................................               1.2                 3.2                 3.2
   Investment management revenues,
     commissions, and other fees..............................             108.2               111.3               186.1
   Other revenue..............................................               0.1                  --                  --
                                                                  -------------------  -------------------  ----------------
     Total revenues...........................................             124.6               143.2               212.0

Benefits and expenses
   Other operating costs and expenses.........................              90.9                96.4               132.7
                                                                  -------------------  -------------------  ----------------
     Total benefits and expenses..............................              90.9                96.4               132.7

Segment pre-tax operating income (1)..........................              33.7                46.8                79.3

Income taxes..................................................              12.5                17.0                32.5
                                                                  -------------------  -------------------  ----------------

Segment after-tax operating income (1)........................              21.2                29.8                46.8

After-tax adjustments: (1)
   Net realized investment and other
     gains (losses)...........................................               0.4                (0.2)                4.4
   Restructuring charges......................................              (0.8)               (0.9)                 --
   Surplus tax................................................                --                 0.1                  --
                                                                  -------------------  -------------------  ----------------

   Total after-tax adjustments................................              (0.4)               (1.0)                4.4
                                                                  -------------------  -------------------  ----------------

GAAP Reported:
   Income before cumulative effect of
     accounting changes.......................................      $       20.8        $       28.8        $       51.2
   Cumulative effect of accounting changes,
     net of tax...............................................                --                (0.2)                 --
                                                                  -------------------  -------------------  ----------------
Net income....................................................      $       20.8        $       28.6        $       51.2
                                                                  ===================  ===================  ================
Amortization of goodwill, net of tax..........................                --                 0.5                 0.8
                                                                  -------------------  -------------------  ----------------

Net income before amortization of goodwill....................      $       20.8        $       29.1        $       52.0
                                                                  ===================  ===================  ================

Other Data:
Assets under management, end of year (2)......................      $   27,874.7        $   28,921.8        $   32,651.6

(1) See "Adjustments to GAAP Reported Net Income" included in this Management's Discussion and Analysis.
(2) Includes general account cash and invested assets of $383.1 million, $151.3 million, and $106.9 million as of December 31, 2002, 2001 and 2000, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Segment after-tax operating income decreased $8.6 million, or 28.9%, from the prior year. The decline was primarily due to a drop of $13.6 million, or 47.4%, in net investment income, offset by a decrease of $5.5 million, or 5.7%, in benefits and expenses. The decrease in net investment income resulted primarily from non-recurring prior year income on the sales of investments at John Hancock Energy Resources Management and from a lower level of commercial mortgages held for sale this year at John Hancock Real Estate Finance. The decrease in expenses was primarily due to lower interest expense at John Hancock Real Estate Finance and operating expense savings at Hancock Natural Resources Group, offset by increased operating expenses at Independence Investments LLC due to higher compensation this year.

      Revenues decreased $18.6 million, or 13.0%, from the prior year. Net investment income declined $13.6 million, or 47.4%, to $15.1 million. Net investment income was down $6.6 million, or 95.7%, at John Hancock Energy Resources Management due to prior year income recognized from investment partnerships on the liquidation of underlying investments and down $5.4 million, or 37.8%, at John Hancock Real Estate Finance due to a lower average level of warehoused commercial mortgages. Investment management revenues, commissions, and other fees decreased $3.1 million, or 2.8% from the prior year. Advisory fees at Independence Investment LLC were down $8.6 million, or 13.6% based on declines in average assets under management which resulted from market depreciation of $3.0 billion offset by $1.1 billion of net sales. John Hancock Realty Advisors saw an increase of $3.5 million, or 61.4%, in higher portfolio acquisition fees based on higher acquisition activity compared to the prior year. Hancock Natural Resources Group saw an increase of $2.4 million, or 11.4% over the prior year, primarily based on higher management fees earned from higher assets under management. Mortgage origination and servicing fees at John Hancock Real Estate Finance were $6.6 million for both 2002 and 2001. Investment management revenues, commissions and other fees were 0.39% and 0.38% of average advisory assets under management in 2002 and 2001, respectively, for the segment. Net realized gains were down $2.0 million, or 62.5% at John Hancock Real Estate Finance, primarily due to a lower level of commercial mortgage securitizations.

      Other operating costs and expenses declined $5.5 million, or 5.7% from the prior year. John Hancock Real Estate Finance had $5.7 million lower interest expense compared to 2001, based on lower average levels of borrowings to support lower average levels of warehoused commercial mortgages, and lower prevailing interest rates. Operating expenses were down $4.9 million at Hancock Natural Resources Group based on ongoing cost reduction efforts partially offset by higher incentive compensation expense this year. Independence Investment LLC operating expenses were up $5.2 million due to compensation increases over the prior year. The segment's effective tax rate on operating income was 37.1% compared to 36.2% in the prior year. The underlying effective tax rate for the Investment Management Segment remains higher than for our other business segments due to state taxes on certain investment management subsidiaries, and fewer tax benefits from portfolio holdings in this segment.

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

      Total revenues decreased $68.8 million, or 32.6%, to $143.2 million in 2001 from $212.0 million in 2000. Net investment income was $28.7 million in 2001, an increase of $6.0 million from $22.7 million in 2000. Investment management revenues, commissions, and other fees decreased $74.8 million, or 40.2% in 2001, due primarily to a decrease in investment advisory fees, which decreased $75.9 million to $104.7 million compared to $180.6 million reported in 2000. The decrease in investment advisory fees was primarily due to $60.6 million of non-recurring prior year items; $45.3 million in incentive fees received in connection with the restructuring of timber management contracts, and $15.3 million in performance fees earned by the mezzanine fund manager. Also, asset-based advisory fees decreased $17.2 million at Independence Investment LLC on lower average assets under management resulting from net redemptions and market declines during the year. Investment management revenues, commissions and other fees were .38% and .50% of average advisory assets under management in 2001 and 2000, respectively, for the segment. Mortgage origination and servicing fees were $6.6 million compared to $5.4 million in 2000. Net realized investment and other gains (losses) were flat at $3.2 million for both 2001 and 2000.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      Other operating costs and expenses were $96.4 million in 2001, a decrease of $36.3 million, or 27.4%, from $132.7 million in 2000. The decrease was primarily due to two non-recurring prior year amounts; $15.7 million in incentive compensation payments related to the receipt of incentive fees on timber management contracts and $9.1 million in performance fees paid for the management of the mezzanine fund. Operating expenses were down $14.7 million at Independence Investment LLC, based on lower compensation levels and the results of an overall expense management program. Operating expenses were down $5.2 million at John Hancock Real Estate Finance, primarily from lower borrowing costs due to lower lending activity and lower interest rates, and also from savings from on-going expense management efforts. The segment's effective tax rate on operating income was 36.2% and 41.0% in 2001 and 2000, respectively. The decrease in the effective tax rate is primarily due to lower state taxes associated with the conversion of Independence Investment Associates to a limited liability corporation.

Corporate and Other Segment

      The following table presents certain summary financial data relating to the Corporate and Other Segment for the periods indicated.

                                                                                       For the Years Ended December 31,
                                                                                    2002            2001             2000
                                                                               -----------------------------------------------
                                                                                                (in millions)
Operating Results:
Segment after-tax operating income (loss) (1)
     International operations............................................         $   7.4         $   3.5          $   5.4
     Corporate operations................................................            33.2            42.7             69.4
     Non-core businesses.................................................             3.7             9.2              7.6
                                                                               --------------  --------------   --------------
         Total...........................................................            44.3            55.4             82.4

After-tax adjustments (1):
     Net realized investment and other gains (losses), net...............           (19.5)           16.6             87.3
     Class action lawsuit................................................            (0.8)          (19.5)              --
     Restructuring charges...............................................             2.8            (1.3)            (1.3)
     Demutualization expenses............................................              --              --              0.1
     Other demutualization related costs.................................              --              --             (0.2)
     Surplus tax.........................................................              --             0.8             18.1
                                                                               --------------  --------------   --------------
         Total after-tax adjustments.....................................           (17.5)           (3.4)           104.0
                                                                               --------------  --------------   --------------

GAAP Reported:
     Income (loss) before cumulative effect of accounting changes........         $  26.8         $  52.0          $ 186.4
     Cumulative effect of accounting changes, net of tax.................              --            (2.6)              --
                                                                               --------------  --------------   --------------
Net income (loss)........................................................         $  26.8         $  49.4          $ 186.4
                                                                               ==============  ==============   ==============
Amortization of goodwill, net of tax.....................................              --              --               --
                                                                               --------------  --------------   --------------
Net income (loss) before amortization of goodwill........................         $  26.8         $  49.4          $ 186.4
                                                                               ==============  ==============   ==============

(1) See "Adjustments to GAAP Reported Net Income" included in this Management's Discussion and Analysis.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      After-tax operating income from international operations increased $3.9 million or 111.4% over the prior year primarily due to favorable foreign currency fluctuations within our international group insurance program.

      After-tax operating income from corporate operations decreased $9.5 million or 22.2% compared to 2001. The change was due to a decrease in net periodic pension credits of $21.1 million, a decrease of $1.7 million in other post employment benefit credits, increased taxes licenses and fees of $3.4 million and increased interest expense of $0.7 million. Partially offsetting these decreases was the impact of our corporate-owned life insurance program. The corporate-owned life insurance program's results were $20.8 million favorable due an increase in the asset base and improved performance of the underlying assets.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      After-tax operating income from non-core businesses decreased $5.5 million or 59.8% from the prior year. We continue with the orderly run-off of business in this segment.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      After-tax operating income from international operations decreased $1.9 million or 35.2% compared to 2000 due to strong deficit recoveries in 2000 within our international group insurance program.

      After-tax operating income from corporate operations decreased $26.7 million or 38.5% compared to 2000. This decrease was caused by lower net investment income attributable to our use of cash for stockholder dividends and the stock buyback program, interest earned in 2000 on the IPO proceeds and worse performance within our portfolio of equity method investments.

      After-tax operating income from non-core businesses increased $1.6 million or 21.1% over 2000.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      Insurance product prices are impacted by investment results. Accordingly, incorporated in insurance products prices is assumptions of expected default losses over the long-term. Actual losses therefore vary above and below this average, and the market value of the portfolio as a whole also changes as market credit spreads move up and down during an economic cycle.

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

Overall Composition of the General Account

      Invested assets, excluding separate accounts, totaled $60.6 billion and $53.3 billion as of December 31, 2002 and December 31, 2001, respectively. Although the portfolio composition has not significantly changed at December 31, 2002 as compared to December 31, 2001, invested assets have grown 13.6% over the year. Included in this amount are $0.5 billion of invested assets from the previously discussed acquisition of the fixed universal life insurance business. Due to the timing of this transaction no income was earned on these assets in 2002. The following table shows the composition of investments in the general account portfolio.

                                                     As of December 31,              As of December 31,
                                                            2002                            2001
                                            -----------------------------------------------------------------
                                                 Carrying          % of            Carrying         % of
                                                  Value            Total            Value           Total
                                            -----------------------------------------------------------------
                                              (in millions)                     (in millions)
Fixed maturity securities (1)............      $ 43,773.3           72.3%         $ 37,995.6         71.3%
Mortgage loans (2).......................        10,296.5           17.0             9,667.0         18.1
Real estate..............................           255.3            0.4               380.4          0.7
Policy loans (3).........................         2,014.2            3.3             1,927.0          3.6
Equity securities........................           350.3            0.6               563.7          1.1
Other invested assets (4)................         2,839.1            4.7             1,676.9          3.1
Short-term investments...................           137.3            0.2                78.6          0.2
Cash and cash equivalents (5)............           897.0            1.5             1,025.3          1.9
                                            -----------------------------------------------------------------
Total invested assets....................      $ 60,563.0          100.0%         $ 53,314.5        100.0%
                                            =================================================================

(1) In addition to bonds, the fixed maturity security portfolio contains redeemable preferred stock with a carrying value of $590.2 million and $691.8 million as of December 31, 2002 and December 31, 2001, respectively. The total fair value of the fixed maturity security portfolio was $43,823.5 million and $37,980.3 million, at December 31, 2002 and December 31, 2001, respectively.
(2) The fair value for the mortgage loan portfolio was $11,220.7 million and $10,215.0 million as of December 31, 2002 and December 31, 2001, respectively.
(3) Policy loans are secured by the cash value of the underlying life insurance policies and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities. Policy loan amounts include $75.6 million from the acquisition of Allmerica Financial Corporation's fixed universal life insurance business.
(4) Other invested assets as of December 31, 2002 contains a receivable of $471.1 million from Allmerica Financial Corporation pursuant to the Company's agreement to reinsure Allmerica's fixed universal life insurance business. Additional detail about the credit quality of the investments underlying the premium receivable is provided at the end of this investments discussion.
(5) Cash and cash equivalents are included in total invested assets in the table above for the purposes of calculating yields on the income producing assets for the Company.

      Consistent with the nature of the Company's product liabilities, assets are heavily oriented toward fixed maturity securities. The Company determines the allocation of assets primarily on the basis of cash flow and return requirements of its products and by the level of investment risk.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      Fixed Maturity Securities. The fixed maturity securities portfolio is predominantly comprised of low risk, investment grade, publicly and privately traded corporate bonds and senior tranches of asset-backed securities (ABS) and mortgage-backed securities (MBS). The fixed maturity securities portfolio also includes redeemable preferred stock. As of December 31, 2002, fixed maturity securities represented 72.3% of general account invested assets with a carrying value of $43.8 billion, comprised of 56.4% public securities and 43.6% private securities. Each year, the Company directs the majority of net cash inflows into investment grade fixed maturity securities. Typically, between 5% and 15% of funds allocated to fixed maturity securities are invested in below-investment-grade bonds while maintaining a policy to limit the overall level of these bonds to no more than 10% of invested assets and the majority of that balance in the BB category. Allocations are based on an assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. While the Company has profited from the below-investment-grade asset class in the past, care is taken to manage its growth strategically by limiting its size relative to the Company's total assets.

      The Securities Valuation Office (SVO) of the National Association of Insurance Commissioners evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating, and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as S&P and Moody's (i.e., BBB /Baa3 or higher), while Categories 3-6 are the equivalent of below-investment grade securities. SVO ratings are reviewed and may be revised at least once a year.

      The table below sets forth the SVO ratings for the bond portfolio along with an equivalent S&P rating agency designation. The majority of the fixed maturity investments are investment grade, with 88.0% and 87.4% of fixed maturity investments invested in Category 1 and 2 securities as of December 31, 2002 and 2001, respectively. Below investment grade bonds were 12.0% and 12.6% of fixed maturity investments and 8.6% and 8.8% of total invested assets as of December 31, 2002 and 2001, respectively. This allocation reflects the Company strategy of avoiding the unpredictability of interest rate risk in favor of relying on the Company's bond analysts' ability to better predict credit or default risk. The bond analysts operate in an industry-based, team-oriented structure that permits the evaluation of a wide range of below investment grade offerings in a variety of industries resulting in a well-diversified high yield portfolio.

      Valuation techniques for the bond portfolio vary by security type and the availability of market data. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. External pricing services are used where available, broker dealer quotes are used for thinly traded securities, and a spread pricing matrix is used when price quotes are not available, which typically is the case for our private placement securities. The spread pricing matrix is based on credit quality, country of issue, market sector and average investment life and is created for these dimensions through brokers' estimates of public spreads derived from their respective publications. When utilizing the spread pricing matrix, securities are valued by utilizing a discounted cash flow method where each bond is assigned a spread, that is added to the current U.S. Treasury rates to discount the cash flows of the security. The spread assigned to each security is changed from month to month based on changes in the market. Certain market events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation, and government actions among others. The resulting prices are then reviewed by the pricing analysts and members of the Controller's Department. The Company's pricing analysts take appropriate actions to reduce valuations of securities where such an event occurs which negatively impacts the securities' value. Although the Company believes its estimates reasonably reflect the fair value of those securities, the key assumptions about risk premiums, performance of underlying collateral (if any) and other factors involve significant assumptions and may not reflect those of an active market. To the extent that bonds have longer maturity dates, management's estimate of fair value may involve greater subjectivity since they involve judgment about events well into the future. Then, every quarter, there is a comprehensive review of all impaired securities and problem loans by a group consisting of the CIO and the Bond Investment Committee. The valuation of impaired bonds for which there is no quoted price is typically based on the total value of the company relative to the amount of debt and other obligations outstanding. If the company is likely to continue operations, the valuation is typically based on a market multiple of expected cash flow. If the company is likely to liquidate, the valuation centers on the liquidation value of its assets.

      49.7% of our below investment grade bonds are in Category 3, the highest quality below investment grade. Category 6 bonds, those in or near default, represent securities that were originally acquired as long-term investments, but subsequently became distressed. The carrying value of bonds in or near default was $620.0 million and $388.7 million as of December 31, 2002 and 2001, respectively. For the years ended December 31, 2002 and 2001, $10.7 million and $2.4 million, respectively of interest on bonds near default was included in accrued investment income. Unless the Company reasonably expects to collect investment income on bonds in or near default, the accrual will be ceased and any accrued income reversed. Management judgment is used and the actual results could be materially different.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                 Fixed Maturity Securities -- By Credit Quality

                                                                  As of December 31,
                                             -------------------------------------------------------------
                                                          2002                          2001
                                             -------------------------------------------------------------
  SVO            S&P Equivalent                   Carrying          % of         Carrying         % of
Rating(1)        Designation (2)                Value (3) (4)       Total        Value (3)        Total
----------------------------------------------------------------------------------------------------------
                                                (in millions)                 (in millions)
    1        AAA/AA/A.......................      $17,590.5         40.7%       $14,336.9        38.4%
    2        BBB............................       20,406.6         47.3         18,275.9        49.0
    3        BB.............................        2,574.9          6.0          2,771.9         7.4
    4        B..............................        1,215.3          2.8          1,095.1         2.9
    5        CCC and lower..................          775.8          1.8            435.3         1.2
    6        In or near default.............          620.0          1.4            388.7         1.1
                                             -------------------------------------------------------------
             Total..........................       43,183.1        100.0%        37,303.8       100.0%

             Redeemable Preferred
                Stock..................               590.2                         691.8
                                             -------------------------------------------------------------
             Total Fixed Maturities....           $43,773.3                     $37,995.6
                                             =============================================================

(1) For securities that are awaiting an SVO rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Includes 208 securities that are awaiting an SVO rating, with a carrying value of $4,767.4 million as of December 31, 2002. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date.
(4) Includes the effect of $55.0 million invested in our credit-linked note program, $10.0 million in credit default swaps on fixed maturity securities in the AAA/AA/A category and $45.0 million of credit default swaps on fixed maturity securities in the BBB category. There were no credit default swaps in 2001.

The following table shows the composition by our internal industry classification of the fixed maturity securities portfolio and the unrealized gains and losses contained therein.

             Fixed Maturity Securities -- By Industry Classification

                                                                 As of December 31, 2002
                                    ----------------------------------------------------------------------------------
                                                                  Carrying
                                                                  Value of               Carrying Value
                                                                 Securities               of Securities
                                        Total                    with Gross    Gross       with Gross        Gross
                                       Carrying   Net Unrealized Unrealized  Unrealized    Unrealized      Unrealized
                                        Value       Gain (Loss)    Gains       Gains         Losses          Losses
                                    ----------------------------------------------------------------------------------
                                                                      (in millions)
Corporate securities:
     Banking and finance..........    $ 5,469.0      $ 213.2     $ 4,361.7   $   264.0    $ 1,107.3        $   (50.8)
     Communications...............      2,204.5         86.4       1,815.8       137.6        388.7            (51.2)
     Government...................      2,570.5        120.7       1,805.1       139.7        765.4            (19.0)
     Manufacturing................      7,211.3        202.4       5,502.8       384.6      1,708.5           (182.2)
     Oil & gas....................      4,318.1         85.0       3,305.7       274.4      1,012.4           (189.4)
     Services / trade.............      2,422.5        118.9       2,088.6       135.4        333.9            (16.5)
     Transportation...............      2,740.5         28.9       2,044.4       158.2        696.1           (129.3)
     Utilities....................      8,482.3       (168.3)      5,426.7       354.0      3,055.6           (522.3)
     Other........................          0.1           --            --          --          0.1               --
                                    ----------------------------------------------------------------------------------
   Total Corporate Securities.....     35,418.8        687.2      26,350.8     1,847.9      9,068.0         (1,160.7)

Asset-backed and mortgage-
    backed securities.............      7,523.1        138.0       5,858.9       414.0      1,664.2           (276.0)
U.S. Treasury securities and
    obligations of U.S. government
    agencies......................        184.4          8.7         183.3         8.7          1.1             (0.0)
Debt securities issued by foreign
    Governments ..................        325.0         33.5         316.9        36.0          8.1             (2.5)
Obligations of states and political
    Subdivisions..................        322.0         22.6         318.7        22.6          3.3             (0.0)
                                    ----------------------------------------------------------------------------------
     Total........................    $43,773.3      $ 890.0     $33,028.6   $ 2,329.2    $10,744.7        $(1,439.2)
                                    ==================================================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

             Fixed Maturity Securities -- By Industry Classification

                                                                 As of December 31, 2001
                                    ----------------------------------------------------------------------------------
                                                                 Carrying
                                                                 Value of               Carrying Value
                                                                Securities              of Securities
                                        Total         Net       with Gross      Gross     with Gross        Gross
                                      Carrying     Unrealized   Unrealized    Unrealized  Unrealized      Unrealized
                                       Value       Gain (Loss)     Gains        Gains       Losses          Losses
                                    ----------------------------------------------------------------------------------
                                                                      (in millions)
Corporate securities:
     Banking and finance..........    $ 4,218.7      $  60.8     $ 2,503.6   $   118.4    $ 1,715.1        $   (57.6)
     Communications...............      1,911.4         64.3       1,530.8        93.8        380.6            (29.5)
     Government...................      1,070.0         64.1         729.5        70.2        340.5             (6.1)
     Manufacturing................      7,363.8         (4.5)      4,208.9       250.5      3,154.9           (255.0)
     Oil & gas....................      3,994.9          7.3       2,354.5       137.4      1,640.4           (130.1)
     Services / trade.............      2,240.8         55.5       1,596.6        91.3        644.2            (35.8)
     Transportation...............      2,906.2        (61.1)      1,421.4       101.5      1,484.8           (162.6)
     Utilities..................        7,272.6         51.1       4,072.6       268.7      3,200.0           (217.6)
     Other......................             --           --            --          --           --               --
                                    ----------------------------------------------------------------------------------
   Total Corporate Securities.....     30,978.4        237.5      18,417.9     1,131.8     12,560.5           (894.3)

Asset-backed and mortgage-
    backed securities.............      6,124.1         (2.2)      3,832.3       139.6      2,291.8           (141.8)
U.S. Treasury securities and
    obligations of U.S. government
    agencies......................        291.9         (2.6)         79.2         3.9        212.7             (6.5)

Debt securities issued by foreign
    Governments ..................        497.7         40.8         400.8        44.7         96.9             (3.9)
Obligations of states and political
    Subdivisions..................        103.5          5.3          96.6         5.5          6.9             (0.2)
                                    ----------------------------------------------------------------------------------
     Total........................    $37,995.6      $ 278.8     $22,826.8   $ 1,325.5    $15,168.8        $(1,046.7)
                                    ==================================================================================

      As of December 31, 2002 and December 31, 2001, there are gross unrealized gains of $2,329.2 million and $1,325.5 million, and gross unrealized losses of $1,439.2 million and $1,046.7 million on the fixed maturities portfolio. The 2002 gross unrealized losses of $1,439.2 million include $1,299.2 million, or 90.3%, of gross unrealized losses concentrated in the utilities, manufacturing, oil and gas, transportation, and asset-backed and mortgage-backed securities. Only the utilities sector has net unrealized losses. The tables above show gross unrealized losses before amounts that are allocated to the closed block policyholders or participating pension contractholders. Of the $1,439.2 million of gross unrealized losses in the portfolio at December 31, 2002, $191.0 is in the closed block and $62.6 million has been allocated to participating pension contractholders, leaving $1,185.6 of gross unrealized losses after such allocations. The 2001 gross unrealized losses of $1,046.7 million include $907.1 million, or 86.7%, of unrealized losses concentrated in the utilities, manufacturing, oil and gas, transportation, asset-backed and mortgage backed securities. Only the transportation, manufacturing and ABS/MBS sectors has net unrealized losses. Of the $1,046.7 million of gross unrealized losses in the portfolio at December 31, 2001, $122.1 is in the closed block and $44.2 million has been allocated to participating pension contractholders, leaving $880.4 of gross unrealized losses after such allocations.

      Manufacturing: Manufacturing is a large, diverse sector encompassing cyclical industries. Low commodity prices continue to pressure the sub sectors of mining, chemicals, metals, and forest products. When the economy recovers, these cyclical sub sectors should recover and the bonds of companies in these sub sectors should recover as well. We have financed these sub sectors though several economic cycles and will typically hold our investments until they recover in value or mature. Our portfolio also benefits from our underwriting process where we stress test each company's financial performance through a recession scenario.

      Oil & Gas: In the Oil & Gas industry much of our unrealized loss arises from companies in emerging markets, primarily Latin America and particularly in Venezuela. Our philosophy in emerging markets is to generally lend to those companies with dollar based export products such as oil companies. Emerging markets continue to experience significant stress and bond prices across most emerging market countries are down. However, our oil & gas investments are faring well as these

                       JOHN HANCOCK LIFE INSURANCE COMPANY

companies have dollar based revenues to pay their debts and have continued to do so. In many cases, deals are structured so that all export revenues first pass through an offshore trust and our debt service is then paid before any dollars are released back to the company. This type of transaction is known as an export receivables deal. All of our Venezuelan transactions are structured in this manner. The strike in Venezuela raised the risk profile of our oil transactions in this country, because the investments we have in Venezuela require oil production in order for these deals to produce payments. The gross unrealized loss on our Venezuelan oil and gas holdings was $105.5 million as of December 31, 2002. The structure of the Venezuelan investment deals contemplate temporary disruptions in the oil flow and hence have six month debt service reserves to handle the interruption. We believe these debt services reserves will see us through the current turmoil in Venezula and expect our Venezuelan oil and gas based investments deals to recover.

      Transportation: The Transportation sector consists largely of air, rail, and automotive manufacturers and service companies. All of these subsectors are experiencing cyclical downturns, particularly the airline industry, having been hit both by the recession and the fallout from September 11, 2001. While most airlines are losing money, we lend to this industry almost exclusively on a secured basis (approximately 99% of our loans are secured). These secured airline financings are of two types: Equipment Trust Certificates (ETC's) and Enhanced Equipment Trust Certificates (EETC's). The ETC's initially have an 80% loan-to-value ratio and the EETC senior tranches initially have a 40-50% loan-to-value and include a provision for a third party to pay interest for eighteen months from a default. For us to lose money on an ETC, three things must happen: the airline must default, the airline must decide it does not want to fly our aircraft, and the aircraft must be worth less than our loan. When lending to this industry, we underwrite both the airline and the aircraft. We've been lending to this industry in this fashion for 25 years through several economic cycles and have seen values on our secured airline bonds fall and recover thorough these cycles. EETC's are classified as asset-backed securities and they account for $180.1 million of the $276.0 million gross unrealized loss in the asset-backed and mortgage-backed securities category.

      Utilities: The Utility sector has faced a number of challenges over the past few years including the California Power Crisis, the Enron bankruptcy and the recession which slowed the growth in demand. More recently, there have been issues around energy trading activities and the financial liquidity of some large merchant industry players. These events caused a general widening in utility and project finance bond spreads over the course of the year. We expect continued stress in this sector as owners of merchant plants work through their liquidity issues with the banks. Investors are likely to see continued restructurings and/or bankruptcy filings from those companies unable to reach agreement with the banks. Longer term we believe the reduction in power supply from reduced capital expenditures and the shutting of inefficient plants will support a gradual rise in power prices that will help this sector recover.

      Asset-backed and mortgage-backed securities: As described above, the main driver of the unrealized loss in this category is $180.1 million of gross unrealized loss on EETC's with a GAAP book value of $745.8 million. This $180.1 million of gross unrealized loss represents 65% of the total gross unrealized loss in this category. EETC's are financings secured by a pool of aircraft. The vast majority of our EETC holdings ($713.1 million of the $745.8 million) are the most senior tranches in the EETC structure. The most senior tranches are generally structured to have an initial loan-to-value of 40-50%. Given the drop in airline passenger traffic and the financial difficulties of most of the major carriers, aircraft values have dropped significantly and hence EETC's have declined in price. We still expect, however, that most of the senior tranche EETC have enough subordination and asset coverage to ensure full and timely repayment. The major risk to this portfolio is a further decline in passenger traffic due to an extended war or increased terrorist activity, further depressing aircraft values. Thus far, we have never lost money on a senior tranche EETC even though some of aircraft backing our transactions have been leased to airlines that have gone out of business. As airlines emerge from bankruptcy and it becomes clear that most senior tranche EETC's have ample asset coverage, we expect these bonds' prices will recover.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      The following table shows the composition by credit quality of the securities with gross unrealized losses in our fixed maturity securities portfolio.

          Unrealized Losses on Fixed Maturity Securities -- By Quality

                                                             As of December 31, 2002
                                          ---------------------------------------------------------------

                                            Carrying Value of
                                            Securities with
   SVO            S&P Equivalent            Gross Unrealized      % of    Gross Unrealized
Rating (1)        Designation (2)               Losses (3)        Total      Losses (3)      % of Total
---------------------------------------------------------------------------------------------------------
                                               (in millions)               (in millions)
    1          AAA/AA/A.................         $ 3,134.5        29.9%      $(148.2)          10.4%
    2          BBB......................           4,109.8        39.2        (376.7)          26.4
    3          BB.......................           1,622.1        15.5        (410.3)          28.7
    4          B........................             708.5         6.8        (218.4)          15.3
    5          CCC and lower............             541.2         5.2        (193.6)          13.6
    6          In or near default.......             362.4         3.4         (80.5)           5.6
                                          ---------------------------------------------------------------
               Total....................          10,478.5       100.0%     (1,427.7)         100.0%

               Redeemable Preferred                  266.2                     (11.5)
                                          ---------------------------------------------------------------
               Total....................         $10,744.7                 $(1,439.2)
                                          ===============================================================

(1) With respect to securities that are awaiting an SVO rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO. Recent experience has shown that our ratings are generally comparable to those of the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Includes 59 securities with gross unrealized losses that are awaiting an SVO rating with a carrying value of $1,658.1 million and unrealized losses of $62.7 million. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date. Unrated securities comprised 15.4% and 4.4% of the total carrying value and total gross unrealized losses of securities in a loss position, including redeemable preferred stock, respectively.

  Unrealized Losses on Fixed Maturity Securities -- By Investment Grade and Age

                                                                        As of December 31, 2002
                                               ---------------------------------------------------------------------------
                                                          Investment Grade                 Below Investment Grade
                                               ---------------------------------------------------------------------------
                                               Carrying Value                      Carrying Value
                                                    of                                  of
                                                Securities                           Securities
                                                with Gross                           with Gross
                                                Unrealized     Hedging     Market    Unrealized   Hedging       Market
                                                  Losses     Adjustments Depreciation  Losses   Adjustments  Depreciation
--------------------------------------------------------------------------------------------------------------------------
                                               (in millions)                        (in millions)
Three months or less .........................    $2,159.6   $  (19.3)   $  (46.9)   $  272.5   $   (2.2)   $  (12.9)
Greater than three months to six months ......       868.6      (15.7)      (31.6)      398.2       (6.9)     (110.3)
Greater than six months to nine months .......       914.3      (36.3)      (23.9)      561.3      (14.3)      (77.8)
Greater than nine months to twelve months ....       293.3       (9.7)      (23.6)      388.9       (4.7)      (59.6)
Greater than twelve months ...................     3,008.5      (69.8)     (248.1)    1,613.3      (75.3)     (538.8)
                                               ---------------------------------------------------------------------------
    Total ....................................     7,244.3     (150.8)     (374.1)    3,234.2     (103.4)     (799.4)
                                               ---------------------------------------------------------------------------

Redeemable Preferred Stock ...................       266.2         --       (11.5)         --         --          --
                                               ---------------------------------------------------------------------------
     Total ...................................    $7,510.5   $ (150.8)   $ (385.6)   $3,234.2   $ (103.4)   $ (799.4)
                                               ===========================================================================

The table above shows the Company's investment grade and below investment grade securities that were in a loss position at December 31, 2002 by the amount of time the security has been in a loss position. Gross unrealized losses from hedging adjustments represents the amount of the unrealized loss that results from the security being designated as a hedged item in a fair value hedge. When a security is so designated, its cost basis is adjusted in response to movements in interest rates. These adjustments, which are non-cash and reverse over time as the asset and derivative mature, impact the amount of unrealized loss on a security. The remaining portion of the gross unrealized loss represents the impact of interest rates on the non-hedged portion of the portfolio and unrealized losses due to creditworthiness on the total fixed maturity portfolio.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      At, December 31, 2002, the fixed maturity securities had a total gross unrealized loss of $1,185.0 million, excluding basis adjustments related to hedging relationships. Of this total, $870.1 million is due to securities that have had various amounts of unrealized loss for more than nine months. Of this, $271.7 million comes from securities rated investment grade. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in credit spreads since the securities were acquired. Credit rating agencies statistics indicate that investment grade securities have been found to be less likely to develop credit concerns.

      As of December 31, 2002, $598.4 million of the $1,185.0 million resides in below investment grade securities with various amounts of unrealized loss for over nine months. All of these securities are current as to the payments of principal and interest with the exception of 11 securities with a carrying value of $56.9 million and an unrealized loss of $0.3 million. Of the total $598.4 million, $68.5 million traded above 80% of amortized cost at December 31, 2002 and an additional $352.6 million traded above 80% of amortized cost within the last nine months, for a total of $421.1 million. Of the total $421.1 million in this category, utility related bonds make up over half, $211.3 million. As described earlier, the utility sector suffered from oversupply and slower than expected demand last year. This led to many credit quality downgrades in the sector and corresponding price declines. We have seen evidence of improvement in the utility sector recently as companies have curtailed expansion plans and sold assets to conserve cash flow and strengthen their balance sheets. On the other hand, $122.2 million of this $421.1 million total comes from airline related bonds and this sector has continued to deteriorate thus far in 2003. While, as described earlier, we expect the secured nature of our positions to protect our value, the increased stress in this industry is of concern.

      The remaining portion of the unrealized loss, $177.3 million, arises from below investment grade securities that have traded below 80 percent of amortized cost for over nine months. All of these bonds are current on payments of principal and interest and we believe, based on currently available information, that it is probable that these securities will continue to pay based on their original terms. We carefully track these investments to ensure our continued belief that their prices will recover. More detail on the most significant securities is contained below:

      o Two securities that have contracts with PDVSA, the Venezuelan national oil company accounted for $38.4 million. The increasing turbulence in Venezuela combined with a national strike that shut down oil production at the end of the year heightened credit concerns on these securities and caused their prices to decline. Since the end of the year, Venezuelan oil production has started up again, albeit at lower levels. The production levels have slowly increased and are expected to continue due to the importance of the oil sales to the Venezuelan economy. As this happens, we expect these prices to recover. $25.6 million relates to a holding that has an additional credit issue beyond its contracts with PDVSA. It is a fertilizer plant that has experienced operating problems. Its equity sponsors, however, have supported the project with additional contributions of equity and based on our review of this credit we expect their continued support. While there is risk the equity sponsors could drop their support, their past actions, strong capital positions, their large investment and the low cost nature of this project due to its inexpensive gas supply give us comfort in their continued support. $12.8 million is a loan to a refinery that purchases its crude supply from PDVSA. The refinery sells its output to a major US oil company. Those proceeds flow through an offshore trust, with our debt service paid first and the balance remitted to Venezuela. This financing has a six month debt service reserve and only requires production at about 60% of pre-strike levels for adequate debt service coverage. The production at this refinery is currently back to 100%.

      o Four structured transactions based in Argentina account for $43.4 million. While the Argentine crisis has depressed the pricing level on these bonds, their payment flows continue as the flows are based on dollar priced commodities. Companies or structures with dollar based products should continue to generate sufficient revenues to service their debts, unlike companies with peso denominated revenues that have seen their revenues decline precipitously in dollar terms due to the depreciation of the peso.

            o $28.6 million arises from another structured investment based on oil and gas payments to another Argentine province. This transaction benefits from (1) rights to 80% of the royalty payments received by the province, (2) a six month debt service reserve located in the U.S., and (3) a political risk insurance policy from a major reinsurer that will take over payments in the event the government imposes transfer or currency conversion limitations. Currently, the major risk is that the local oil and gas companies are making payments to the province based on a fixed exchange rate rather than the market exchange rate. While the province is working to correct this, if it does not change we will need to dip into the debt service reserve account for a portion of the debt service payments this year and we will ultimately need to restructure our rights to royalty payments to extend beyond the maturity of our notes, so a restructuring would likely extend the term of our note with interest.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

            o $10.0 million of unrealized loss is on a loan to an Argentine oil company not in the form of a structured receivables transaction. This company, however, derives its revenue from dollar based energy products and hence it has the ability to service its dollar denominated debt. It is current on all its debt obligations and we expect it to remain so. The value of this company was validated in the fourth quarter when a company outside of Argentina purchased a controlling share of the company for $1.1 billion.

            o $4.4 million arises from a structured receivables transaction based on the export of soybeans from a major soybean producer in Argentina. The international buyers of the soybeans make payment to an offshore trust with our debt service paid before any dollars flow back to the Argentine company. We expect this structure to continue to protect our debt service payments.

            o The remaining $0.4 million arises from a holding collateralized by royalty payments made by oil and gas companies to an Argentine province. This deal matures in 2003 and we fully expect to be paid as scheduled.

      o $32.3 million on a large, national farmer-owned dairy cooperative. Margins have been squeezed as demand for their products has softened and thus prices have declined. The depressed price of our notes is a function of this cyclical downturn, the subordinated nature of our position, and a lack of trading in these bonds. We expect the price to recover as the company's margins improve due to a combination of lowered costs from restructuring efforts and increasing demand for its products as the economy improves.

      o $11.8 million on a franchise loan-backed structured transaction, with the franchise loans primarily in the gas/convenience sector. Delinquencies are higher than anticipated primarily due to the stress in the gas/convenience sector due to pressure from the large discounters. Still, at the current level of delinquencies we expect to receive our debt service as originally anticipated and thus, no impairment is appropriate. While there is some risk the delinquencies could rise, we would expect a gradual decline in the delinquency rate as the weakest loans have already defaulted.

      o $12.9 million on a producer of manufactured homes. Overcapacity has hurt this industry and much of the production and retailing capacity has been removed over the past several years. This company is a leader in this industry and thus has been able to weather the downturn. As the industry recovers due to the reduction of capacity, so should the value of these bonds.

      o $11.3 million on a large copper producer based in Mexico. This company has suffered from the cyclical downturn in copper prices over the past two years and due to insufficient capital expenditures to keep its costs competitive. The company's owners have addressed the latter issue by recently injecting fresh capital into the company to improve the efficiency of its operations. The expected improvement in copper prices due to the improving US economy will also help the company and hence the bond price.

      o $11.7 million on a North American chemical producer that has suffered through the cyclical downturn in chemical prices and thus has violated financial covenants. The lenders have worked with the company to restructure these covenants. The company has sufficient liquidity to weather this downturn and return to profitability as prices recover. A recent comprehensive business assessment of the company performed by an outside consultant valued the company at twice its outstanding debt.

      o $3.5 million on a producer of coke, an input to the steel making process. This company produces coke almost exclusively for one plant of a steel company that filed for bankruptcy in 2002 and the resulting uncertainty drove down the bond's price. The plant this company supplies, however, is a top quartile producer and hence has continued to operate. Therefore our borrower has continued to be paid. Based on its contract with this low cost steel plant, we expect our borrower to continue to perform and our bonds to recover as the owner of the plant restructures its debts and emerges from bankruptcy.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      The Company believes, however, that after its comprehensive review of each borrower's ability to meet the obligations of the notes, and based on information available at this time, these securities will continue to pay as scheduled, and the Company has the ability and the intent to hold these securities until they recover in value or mature. The scheduled maturity dates for securities in an unrealized loss position at December 31, 2002 is shown in the next table.

          Unrealized Losses on Fixed Maturity Securities -- By Maturity

                                                               December 31, 2002
                                                     ---------------------------------------
                                                      Carrying Value of
                                                       Securities with      Gross Unrealized
                                                     Gross Unrealized Loss        Loss
                                                     ---------------------------------------
                                                                   (in millions)

Due in one year or less...........................       $    554.9          $    (35.5)
Due after one year through five years.............          2,473.7              (268.4)
Due after five years through ten years............          2,478.4              (418.6)
Due after ten years...............................          3,573.5              (440.7)
                                                     ---------------------------------------
                                                            9,080.5            (1,163.2)

Asset-backed and mortgage-backed securities.......          1,664.2              (276.0)
                                                     ---------------------------------------

Total.............................................       $ 10,744.7          $ (1,439.2)
                                                     =======================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

As of December 31, 2002 we had 76 securities representing 35 credit exposures that had an unrealized loss of $10 million or more. They include:

                                                                                           Amortized      Unrealized Loss
      Description of Issuer                                                                   Cost
                                                                                               (in millions)
      Large US Based merchant energy generator                                            $   95.0           $ (43.2)
      Unregulated energy generator and supplier                                              116.9             (40.6)
      Notes secured by leases on a pool of aircraft                                           76.6             (41.1)
      US power generator with multiple plants                                                107.3             (32.5)
      Venezuelan oil company with US dollar based flows                                      154.9             (34.1)
      US based agricultural cooperative                                                       57.6             (32.3)
      Lease financing with US fossil fuel power generator                                     65.7             (23.7)
      Argentinean trust holding rights to oil and gas royalty                                 44.0             (28.6)
      US merchant energy generator                                                            67.1             (22.9)
      Joint venture with a Venezuelan oil company                                             38.8             (25.6)
      US natural gas fired power generator                                                    80.4             (23.9)
      Notes secured by leases on a pool of aircraft                                           76.4             (24.3)
      Notes secured by leases on a pool of aircraft                                           35.5             (22.9)
      Joint venture with a Venezuelan oil company and two large US oil companies              53.9             (19.5)
      Joint venture with a large Venezuelan oil company and a US oil company                  58.4             (17.6)
      Large US electric utility holding company                                               52.0             (16.4)
      Franchise loan backed transaction                                                       41.5             (17.9)
      Joint venture in three US gas fired cogeneration power plants                           46.9             (15.6)
      Large integrated energy company                                                         91.5             (18.7)
      Secured financings with a large US airline                                              63.7             (13.4)
      Holding company of large US integrated power generator                                  73.1             (12.3)
      Private toll road and bridge operator in US                                             39.6             (12.9)
      US integrated producer of petrochemicals and related products                           62.9             (12.3)
      Major independent power and merchant energy generator                                   30.4             (14.7)
      Financing of a restructured power contract with a major US utility                      38.3             (13.2)
      Norwegian subsidiary of US oil field service company                                    28.3             (12.7)
      US telecommunications company                                                           44.7             (11.9)
      Financing of multiple offshore power projects by US power/energy Company                57.0             (12.4)
      Major US homebuilder                                                                    23.7             (12.9)
      Large US regulated utility                                                             147.4             (12.1)
      Large Mexican copper producer                                                           36.0             (11.3)
      Secured financings to large US airline                                                  23.9             (10.5)
      Mid size US multi-line insurance company                                                20.9             (10.5)
      Finance subsidiary of US paper/wood products manufacturer                              207.0             (10.4)
      Argentinean oil company with US based flows                                             30.3             (10.0)
                                                                                          --------           -------
      Total                                                                               $2,287.6           $(694.9)
                                                                                          ========           =======

      A major driver in the valuation of the fixed income portfolio at December 31, 2002 is the recent reduction in traded or quoted bond prices across most industries, especially in the below investment grade categories where, in the current environment, bond market investors are very risk averse and have severely penalized issues where there is any uncertainty. This effect was most pronounced in the reduction in the traded or quoted prices of the bonds of many energy companies with merchant exposure. In the third quarter, the rating agencies downgraded a number of companies that have exposure to the merchant energy sector. These downgrades in turn created liquidity issues for a few companies and uncertainty at many others. This market sentiment, which we believe to be temporary, has led to significant reductions in the prices of virtually every energy company that has any merchant exposure, including some in our portfolio and 15 on the list above. We believe many of these issuers are taking the right steps to strengthen their balance sheets through a combination of actions such as reducing capital expenditures, scaling back trading operations, reducing dividends, and issuing equity. All of the above securities have undergone thorough analysis by our investment professionals, and at this time we believe that the borrowers have the financial capacity to make all required contractual payments on the notes when due, and we intend to hold these securities until they either mature or recover in value.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      In keeping with the investment philosophy of tightly managing interest rate risk, the Company's MBS & ABS holdings are heavily concentrated in commercial MBS where the underlying loans are largely call protected, which means they are not pre-payable without penalty prior to maturity at the option of the issuer. By investing in MBS and ABS securities with relatively predictable repayments, the Company adds high quality, liquid assets to our portfolios without incurring the risk of cash flow variability. The Company believes the portion of our MBS/ABS portfolio subject to prepayment risk as of December 31, 2002 and December 31, 2001 was limited to 13.1% and 10.4% of our total MBS/ABS portfolio and 2.3% and 1.7% of our total fixed maturity securities holdings, respectively.

      Mortgage Loans. As of December 31, 2002 and 2001, the Company held mortgage loans with a carrying value of $10.3 billion and $9.7 billion, including $2.6 billion and $2.5 billion respectively, of agricultural loans at each period end and $7.7 billion and $7.2 billion, respectively, of commercial loans. Impaired loans comprised 1.3% of the mortgage portfolio at December 31, 2002. The Company's average historical impaired loan percentage during the period of 1997 through 2002 is 1.5%. This historical percentage is higher than the current 1.3% because the historical percentage includes some remaining problem assets of the 1990's real estate downturn, some of which are still held.

      The following table shows the Company's agricultural mortgage loan portfolio by its three major sectors: agri-business, timber and production agriculture.

                                                               As of December 31,
                                              2002                                       2001
                           ------------------------------------------- -----------------------------------------
                             Amortized     Carrying     % of Total       Amortized    Carrying     % of Total
                                Cost        Value     Carrying Value        Cost       Value     Carrying Value
                           ------------------------------------------- -----------------------------------------
                                   (in millions)                              (in millions)
Agri-business.............    $1,526.8     $1,520.8        57.7%          $1,480.6     $1,432.7       57.9%
Timber....................     1,090.4      1,086.7        41.3            1,017.5      1,009.5       40.8
Production agriculture....        25.3         25.1         1.0               34.1         33.8        1.3
                           ------------------------------------------- -----------------------------------------
    Total                     $2,642.5     $2,632.6       100.0%          $2,532.2     $2,476.0      100.0%
                           =========================================== =========================================

      The following table shows the distribution of our mortgage loan portfolio by property type as of the dates indicated. Our commercial mortgage loan portfolio consists primarily of non-recourse fixed-rate mortgages on fully, or nearly fully, leased commercial properties.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                        Mortgage Loans - By Property Type

                                                                As of December 31,
                                      -----------------------------------------------------------------------
                                                     2002                               2001
                                      -----------------------------------------------------------------------
                                          Carrying            % of           Carrying            % of
                                            Value            Total             Value            Total
                                      -----------------------------------------------------------------------
                                        (in millions)                      (in millions)
Apartment..........................        $ 1,408.4          13.7%          $  1,590.3          16.5%
Office Buildings...................          2,779.9          27.0              2,578.3          26.6
Retail.............................          1,779.3          17.3              1,419.3          14.7
Agricultural.......................          2,632.6          25.6              2,476.0          25.6
Industrial.........................            916.5           8.9                804.0           8.3
Hotels.............................            447.3           4.3                448.4           4.6
Multi-Family.......................              1.4           0.0                  1.8           0.1
Mixed Use..........................            155.2           1.5                107.3           1.1
Other..............................            175.9           1.7                241.6           2.5
                                      --------------------------------------------------------------------
     Total.........................        $10,296.5         100.0%          $  9,667.0         100.0%
                                      ====================================================================

      The following table shows the distribution of our mortgage loan portfolio by geographical region, as defined by the American Council of Life Insurers
(ACLI).

                        Mortgage Loans -- By ACLI Region

                                                           As of December 31,
                           -------------------------------------------------------------------------------
                                                2002                                     2001
                           -------------------------------------------------------------------------------
                               Number       Carrying           % of            Carrying           % of
                              Of Loans        Value           Total             Value             Total
                           -------------------------------------------------------------------------------
                                         (in millions)                       (in millions)
East North Central.......       141        $ 1,102.0           10.7%            $1,061.7           11.0%
East South Central.......        36            430.5            4.2                457.7            4.7
Middle Atlantic..........       112          1,447.4           14.1              1,478.2           15.3
Mountain.................        91            488.5            4.7                414.3            4.3
New England..............       103            794.7            7.7                884.8            9.2
Pacific..................       252          2,134.5           20.7              1,802.2           18.6
South Atlantic...........       191          2,229.5           21.7              2,082.3           21.5
West North Central.......        70            450.5            4.4                382.0            4.0
West South Central.......       128            952.2            9.2                900.2            9.3
Canada...................         8            266.7            2.6                203.6            2.1
                           -------------------------------------------------------------------------------
     Total...............     1,132        $10,296.5          100.0%            $9,667.0          100.0%
                           ===============================================================================

                            Mortgage Loan Comparisons

                                              As of December 31,                   As of December 31,
                                                    2002                                 2001
                                    ------------------------------------  ------------------------------------
                                           Carrying       % of Total           Carrying       % of Total
                                            Value      Mortgage Loans (1)        Value      Mortgage Loans (1)
                                    ------------------------------------  ------------------------------------
                                         (in millions)                       (in millions)
Delinquent, not in foreclosure ..           $  6.1           0.1%               $  29.6           0.3%
Delinquent, in foreclosure ......             44.4           0.4                   14.2           0.1
Restructured ....................             54.8           0.5                  285.4           3.0
                                    --------------------------------------------------------------------------

   Subtotal .....................            105.3           1.0                  329.2           3.4

Loans foreclosed during period ..             25.8           0.3                    5.0           0.1
                                    ------------------------------------  ------------------------------------
    Total .......................           $131.1           1.3%               $ 334.2           3.5%
                                    ====================================  ====================================

(1) As of December 31, 2002 and December 31, 2001 the Company held mortgage loans with a carrying value of $10.3 billion and $9.7 billion, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      The table above shows the carrying values of our mortgage loan portfolio that are delinquent but not in foreclosure, delinquent and in foreclosure, restructured and foreclosed. The table also shows the respective ratios of these items to the total carrying value of our mortgage loan portfolio. Mortgage loans are classified as delinquent when they are 60 days or more past due as to the payment of interest or principal. Mortgage loans are classified as restructured when they are in good standing, but the basic terms, such as interest rate or maturity date, have been modified as a result of a prior actual delinquency or an imminent delinquency. All foreclosure decisions are based on a thorough assessment of the property's quality and location and market conditions. The decision may also reflect a plan to invest additional capital in a property to make tenant improvements or renovations to secure a higher resale value at a later date. Following foreclosure, we rely on our real estate investment group's ability to manage foreclosed real estate for eventual return to investment real estate status or outright sale.

      The allowance for losses on mortgage loans on real estate and real estate to be disposed of is maintained at a level that is adequate enough to absorb estimated probable credit losses. Management's periodic evaluation of the adequacy of the allowance for losses is based on past experience, known and inherent risks, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of the underlying security, the general composition of the portfolio, current economic conditions and other factors. This evaluation is inherently subjective and is susceptible to significant changes and no assurance can be given that the allowances taken will in fact be adequate to cover all losses or that additional valuation allowances or asset write-downs will not be required in the future. The portion of the investment valuation allowances for the mortgage loan portfolio was $61.7 million, or 0.6% of the carrying value before reserves as of December 31, 2002. The portion of investment valuation allowance for our real estate to be disposed of was $83.6 million or 0.9% of carrying value before reserves as of December 31, 2001.

Investment Results

Net Investment Income. The following table summarizes the Company's investment results for the periods indicated:

                                                                           For the Years Ended
                                                                               December 31
                                                   --------------------------------------------------------------------
                                                           2002                  2001                   2000
                                                     Yield     Amount      Yield      Amount      Yield      Amount
                                                   --------------------------------------------------------------------
                                                       (in millions)         (in millions)          (in millions)
General account assets-excluding policy loans
   Gross income..................................    6.70%    $ 3,685.9     7.79%    $ 3,768.3     8.44%    $ 3,706.3
   Ending invested assets (1)-excluding policy
     loans.......................................              58,548.8               51,387.5               45,501.9
Policy loans
   Gross income..................................    6.10%        120.1     6.20%        118.4     5.99%        112.7
   Ending assets.................................               2,014.2                1,927.0                1,894.9
   Total gross income............................    6.68%      3,806.0     7.73%      3,886.7     8.34%      3,819.0
   Less: investment expenses.....................                (225.0)                (240.5)                (255.1)
                                                             -----------            -----------            -----------
     Net investment income.......................    6.29%    $ 3,581.0     7.25%    $ 3,646.2     7.79%    $ 3,563.9
                                                             ===========            ===========            ===========

(1) Cash and cash equivalents are included in invested assets in the table above for the purposes of calculating yields on income producing assets for the Company.

      Net investment income decreased $65.2 million from the prior year. The decrease was primarily the result of lower yields, partially offset by asset growth and lower investment expenses. Overall, the 2002 yield, net of investment expenses, on the general account portfolio decreased to 6.29% from 7.25% in the prior year. The lower portfolio yield was driven primarily by the sharp drop in short-term interest rates during the year, which impacts floating rate investments and lower yields on investment acquisitions. The change in yields was impacted by the following drivers:

o As of December 31, 2002, the Company's asset portfolio had approximately $12.0 billion of floating-rate exposure (primarily LIBOR). This compares to $8.9 billion of exposure as of December 31, 2001. This exposure was created mostly through interest rate swaps designed to match our floating-rate liability portfolio. As of December 31, 2002, approximately 90% of this exposure, excluding cash and short-term investments, was directly offset by exposure to floating-rate liabilities. Most of the remaining 10% of exposure is in floating-rate assets acquired for their relative value and is accounted for in the portfolio's interest rate risk management plan. As a result of the drop in short term rates over the year, as well as the increase in exposure, this floating-rate exposure reduced the portfolio yield by 60 basis points in 2002 compared to the prior year.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

o Certain of our tax-preferenced investments (lease residual management and affordable housing limited partnerships) dilute the Company's net portfolio yield on a pre-tax basis. In 2002, this dilutive effect was 10 basis points, compared to 8 basis points in 2001. However, adjusting for taxes, these investments increased the Company's net income by $7.9 million in 2002 relative to 2001.

o Due to the late timing of the transaction, the previously described acquisition of the Allmerica fixed universal life insurance business in December 2002, resulted in a $0.5 billion invested asset increase, which reduced 2002 net investment income yields by 3 basis points. The assets related to the transaction were recorded on the last day of the year. Consequently, no investment income was earned by the Company in 2002 on these assets.

o The inflow of new cash for the twelve-month period ending December 31, 2002 was invested at rates that were less than the overall portfolio earnings rate during 2001. In addition, maturing assets rolling over into new investments at rates less favorable than those present in the 2001 also contributed to the decline in yields.

Partially offsetting the effects of these decreases to yields on investments was an increase in invested assets and a reduction in investment expenses. In 2002, weighted-average invested assets grew $6,583.1 million, or 13.1%, from the prior year. In addition, investment expenses were reduced $15.5 million in 2002 compared to the prior year. Also included are reductions in corporate complex expenses and in depreciation expenses associated with the planned sale of the Company's home office real estate.

Net Realized Investment and Other Gain/Loss. The following table shows the Company's net realized investment and other gains (losses) by asset class for the periods presented:

                                                                                                     Net Realized
                                                       Gross Gain   Gross Loss      Hedging           Investment
For the Year Ended December 31, 2002       Impairment  on Disposal  on Disposal   Adjustments    and Other Gain/(Loss)
(in millions)                             ----------------------------------------------------------------------------
Fixed maturity securities                  $ (565.9)    $ 163.3     $ (116.8)     $ (141.5)            $ (660.9)
Equity securities                             (26.9)      149.6        (21.5)           --                101.2
Mortgage loans on real estate                    --        55.2         (1.2)        (35.9)                18.1
Real estate                                      --        10.5        (36.5)           --                (26.0)
Other invested assets                         (61.3)       10.8        (12.7)           --                (63.2)
Derivatives                                      --        63.8           --          42.4                106.2
----------------------------------------------------------------------------------------------------------------------
               Subtotal                    $ (654.1)    $ 453.2     $ (188.7)     $ (135.0)            $ (524.6)
======================================================================================================================
          Amortization adjustment for deferred policy acquisition costs                                    38.9
          Amounts credited to participating pension contractholders                                        23.3
          Amounts credited to the policyholder dividend obligation                                         11.9
----------------------------------------------------------------------------------------------------------------------
               Total                                                                                   $ (450.5)
======================================================================================================================

                                                                                                      Net Realized
                                                       Gross Gain   Gross Loss      Hedging            Investment
For the Year Ended December 31, 2001       Impairment  on Disposal  on Disposal   Adjustments    And Other Gain/(Loss)
(in millions)                             ----------------------------------------------------------------------------
Fixed maturity securities                  $ (398.7)    $ 166.9      $ (90.4)      $ (70.4)            $ (392.6)
Equity securities                             (59.3)      266.2        (41.2)           --                165.7
Mortgage loans on real estate                    --        31.9        (48.8)         (6.4)               (23.3)
Real estate                                      --         8.1        (56.0)           --                (47.9)
Other invested assets                         (58.0)       21.5        (52.1)           --                (88.6)
Derivatives                                      --          --           --         136.8                136.8
----------------------------------------------------------------------------------------------------------------------
               Subtotal                    $ (516.0)    $ 494.6      $(288.5)      $  60.0             $ (249.9)
======================================================================================================================
          Amortization adjustment for deferred policy acquisition costs                                    29.4
          Amounts credited to participating pension contractholders                                       (42.3)
          Amounts credited to the policyholder dividend obligation                                         17.0
----------------------------------------------------------------------------------------------------------------------
               Total                                                                                   $ (245.8)
======================================================================================================================

      The hedging adjustments in the fixed maturities and mortgage loans asset classes are non-cash adjustments representing the amortization or reversal of prior fair value adjustments on assets in those classes that were or are designated as hedged items in fair value hedging relationships. The hedging adjustments on the derivatives represents non-cash adjustments on the derivative instruments and on assets and liabilities designated as hedged items reflecting

                       JOHN HANCOCK LIFE INSURANCE COMPANY

the change in fair value of those items. The hedging adjustments of all asset classes represent temporary gains or losses caused primarily by interest rate movements that will reverse over time as the derivatives or assets mature.

      In 2002 we realized $154.4 million of losses upon disposal of bonds. $37.6 million of this is due to the write-off of hedging adjustments on these bonds and the remaining $116.8 million from the actual loss on the sale. These hedging adjustments are solely related to changes in interest rates. We generally intend to hold securities in unrealized loss positions until they recover. However, we do sell bonds to manage the portfolio for a variety of reasons, including managing interest rate risk, managing maximum credit exposures by rating, and in order to maximize our risk adjusted returns. Sales generate both gains and losses. Gross gains in 2002 exceeded gross losses. Excluding the aforementioned hedging adjustments, we realized $163.3 million of gains in 2002.

      Of the $116.8 million of realized losses, $85.1 million arose from the sale of securities with $1 million or more of realized loss. $25.7 million was related to a claim received on February 24, 2003 related to a prior year disposal and $21.7 million came from a bond that defaulted rather abruptly due to specific issues related to classification of expense and possible fraud, going from investment grade to default. Had the bond not been immediately sold, it would have been impaired. The next largest realized loss, $7.5 million, was on US Treasury sales. We use Treasuries to hedge interest rate risk and this loss was simply due to changes in interest rates. We realized a $5.5 million loss on the sale of a utility bond after a rating downgrade caused our position in the utility sector to exceed our maximum guidelines. $4.2 million and $1.5 million of losses on 2 bonds resulted from the sale of holding company bonds and purchase of operating company bonds in the same credit family. These "swaps" were done to maximize relative value as we improved our credit standing for a modest yield give-up.

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

      At the end of each quarter, our Investment Review Committee reviews all securities where market value is less than ninety percent of amortized cost for three months or more to determine whether impairments need to be taken. This committee includes the head of workouts, the head of each industry team, and the head of portfolio management. The analysis focuses on each company's or project's ability to service its debts in a timely fashion and the length of time the security has been trading below cost. The results of this analysis are reviewed by the Company's Committee of Finance, a subcommittee of the Board of Directors, quarterly. This quarterly process includes a fresh assessment of the credit quality of each investment in the entire fixed maturities portfolio.

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

      There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include (1) the risk that our assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer, (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, (3) information, or fraudulent financial statements, could be provided to our investment professionals who determine the fair value estimates and other temporary impairments and (4) the risk that new information obtained by us or changes in other facts and circumstances lead us to change our intent to hold the security to maturity or until it recovers in value. Any of these situations could result in a charge to earnings in a future period.

      As disclosed in our discussion of the Results of Operations in this MD&A, the Company recorded losses due to other than temporary impairments of fixed maturity securities for the year ended December 31, 2002 of $603.0 million (including impairment losses of $565.9 million and $37.1 million of previously recognized gains where the bond was part of a hedging relationship). The following list shows the largest losses recognized during the quarter, the related circumstances giving rise to the loss and a discussion of how those circumstances impacted other material investments held. Unless noted otherwise, all of the items shown are impairments of securities held at December 31, 2002.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      o $113.2 million (including an impairment loss of $99.4 million and $13.8 million in previously recognized gains where the bonds were part of a hedging relationship) on fixed maturity securities relating to a national airline that faced heavy operating losses due to the economic downturn, a high cost structure, and competition from low-cost carriers. This national airline filed for Chapter 11 bankruptcy protection. We also have $88.9 million in Enhanced Equipment Trust Certificates (EETC) investments with this national airline on which we do not anticipate a loss due to very low initial loan-to-values and the attractiveness of the underlying aircraft.

      o $56.1 million on a large energy company that filed for Chapter 11 bankruptcy protection in late 2001. $47.6 million is on redeemable preferred stock secured by equity investments in energy storage and transportation assets in Latin America, predominantly Argentina. Continued economic weakness and devaluation of the Argentina Peso suggested the value of the investments securing the Company's redeemable preferred stock has dropped significantly. Consequently, we impaired the redeemable preferred stock investments and have now assigned no value to these assets. The remaining $8.5 million is for a bond issuer affiliated with this large energy company.

      o $33.5 million (including an impairment loss of $31.7 million and $1.8 million in previously recognized gains where the bonds were part of a hedging relationship) on fixed maturity securities for a unregulated power and pipeline energy company. The unregulated power and pipeline energy company's problems stem from a decline in profits in its merchant energy business plus the high debt leverage from a plant construction program. We also took a $5.1 million impairment loss on a secured loan to a subsidiary of this company. The oversupply of power in the market is generally hurting all utilities as previously described in our investment sector analysis.

      o $31.6 million of fixed maturity investments of U.K. based projects providing power and other essential services to an industrial complex. The projects suffered from a combination of high leverage and excess capacity in the U.K. power market. We have two other loans with a total carrying value of $99.2 million to companies participating in the U.K. power market. $59.0 million is backed by a U.K. pump storage facility investment where debt service coverages have been reduced by the weak environment for power in the U.K., but we continue to anticipate positive debt service coverages for this investment. $40.2 million is a loan to the owner of a U.K. regional electric company. Regional electric companies have monopolies to distribute and supply power to their regions and hence are less affected by the over supply of power.

      o $48.0 million (including an impairment loss of $41.6 million and $6.4 million in previously recognized gains where the fixed maturities were part of a hedging relationship) on secured financings backed by an airline, or its subsidiaries that filed for Chapter 11 bankruptcy protection during the third quarter. With the bankruptcy filing, the airline had the right to affirm or reject certain leases on aircraft, which underlie these collaterized structured financing investments. We have resolved most of the lease terms, including rates, but continue to negotiate new lease rates on any aircraft leases that were rejected and have written down these loans to fair value based on the appraised value of the underlying aircraft. We have $85.9 million of other secured investments with this airline that are guaranteed by AA or higher rated guarantors and $33.5 million rated investment grade that are not guaranteed. Finally, we have $22 million in equity leveraged leases that were affirmed. Hence, we expect no payment defaults and no loss on these investments.

      o $45.5 million on securities issued by the holding company of a large domestic power producer that was downgraded to below investment grade status in July due to liquidity concerns. We also hold senior debt of $61.0 million at various projects of subsidiaries of this holding company that is supported by the cash flows of those projects and does not depend on the financial support of the parent. The oversupply of power in the market is generally hurting all utilities as previously described in our investment sector analysis.

      o $35.3 million on issuers affiliated with the Argentina government and other investments in that country, due to the continued political and economic difficulties of that country. We hold a number of other investments in Argentina that we expect to collect according to the original terms of the agreements. They consist of mainly oil and gas investments dependent upon U.S. dollar based cash flows. We intend to hold these until they recover or mature.

      o $33.8 million on securities issued by a large telecommunications company that filed for bankruptcy in July. $22.0 million of this amount was the loss on sale of holdings that were sold in response to the issuer losing its investment grade rating. While the issuer had specific issues related to classification of expenses and possible fraud, the telecommunications industry in general is under extreme pressure. Our exposure in this sector has typically been limited to large investment grade names with solid assets backing the investments. We continue to carefully monitor developments within the sector.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      o $28.3 million on fixed maturity securities relating to an oil field service company. This oil field service company's problems stem from a combination of excess industry capacity and high leverage. We do hold another $33.5 million investment in this Company which is secured and, based on that security, is expected to continue its scheduled payments.

      o $19.2 million on redeemable preferred stock of a technology based manufacturer of engineering products with a tight liquidity position. The circumstances of this impairment has no impact on other investments.

      o $19.0 million on securities of an Australian power project that failed to produce the benefits expected from the deregulation of that country's power industry. The circumstances of this impairment has no impact on other investments.

      o $24.8 million on redeemable preferred stock of a large domestic farm cooperative due to the cyclical nature of the business and a heavy debt load. The circumstances of this impairment has no impact on other investments.

      o $13.6 million on securities of a diversified producer of single-use, specialty medical products. This diversified producer of single-use, specialty medical products' cash flow deteriorated significantly due to increased competition and the loss of a major customer. The circumstances of this impaired investment has no impact on other investments.

      o $9.9 million on subordinated private placement securities funding a toll road between the US and Mexico. We also hold $27.0 million of senior securities in this project. The regulatory authorities are working on the sale of this toll road which we expect to result in the full recovery of these senior bonds.

      o $16.9 million on securities issued by a Mexican producer of corrugated boxes and newsprint. During the 1990's this company grew by acquisitions financed with debt. Today this company suffers from high leverage and low prices for newsprint and containerboard. The circumstances of this impairment has no impact on other investments.

The Company recorded losses due to other than temporary impairments of CDO equity investments of $61.3 million. Default rates on high yield bonds (as reported by Moody's) in 2002 were well above the average of the prior 20 years of 2.9%. Equity in these CDOs take the first loss risk in a pool of high yield debt and hence underperform in a high yield default environment. These impairments were recognized using the guidance in EITF 99-20. We have a total remaining carrying value of $48.7 million of CDO equity as of December 31, 2002, which is currently supported by expected cash flows.

The Company also recognized losses on other than temporary impairments of equity securities of $26.9 million as the result of market values falling below cost for more than six months, and loss on disposal of $36.5 million on real estate as the declining real estate market impacts some of our foreclosed properties held for sale. Offsetting these losses were $163.3 million of gains on disposal of fixed maturities resulting primarily from gains on sale and fee income from the early repayment by the borrower of private placement securities, gains of $149.6 million on the sale of equity securities as part of our overall investment strategy of using equity gains to minimize credit losses in the long term and gains of $55.2 million on the disposal of mortgage loans resulting primarily from pre-payments.

Receivable from Allmerica Financial Corporation

As of December 31, 2002 the Company acquired the fixed universal life insurance business of Allmerica Financial Corporation (Allmerica). The result of this reinsurance agreement was the obligation of Allmerica to transfer $471.1 million in financial assets and the rights and obligations to approximately 48,000 fixed universal life insurance policies to the Company. The obligation to transfer these assets was created at the signing of the agreement on December 31, 2002 therefore the receivable was recorded at an estimated balance. The $471.1 million premium receivable at December 31, 2002 has been offset by fixed maturity securities at a carrying value of $470.3 million and $0.8 million in cash and cash equivalents and $75.6 million in policy loans have also been recorded as of December 31, 2002.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

  Fixed Maturity Securities -- By Industry Classification included in Allmerica
                               Premium Receivable

                                                     As of December 31, 2002
                                                      Total Carrying Value
                                                    -------------------------
                                                         (in millions)
Corporate securities:
  Banking and finance.............................          $ 23.1
  Communications..................................            57.4
  Manufacturing...................................            55.7
  Oil & gas.......................................            23.0
  Services / trade................................            75.0
  Transportation..................................            11.1
  Utilities.......................................
                                                    -------------------------
  Total Corporate Securities......................           245.3

Asset-backed and mortgage-backed securities.......           225.0

                                                    -------------------------

    Total.........................................          $470.3
                                                    =========================

      Fixed Maturity Securities -- By Credit Quality included in Allmerica
                               Premium Receivable

                                                            As of December 31,
                                                                  2002
                                                     ---------------------------
                            S&P Equivalent               Carrying         % of
SVO Rating (1)              Designation (2)              Value (3)        Total
--------------------------------------------------------------------------------
                                                       (in millions)
        1             AAA/AA/A..................          $300.9         64.0%
        2             BBB.......................           169.4         36.0
        3             BB........................
        4             B.........................
        5             CCC and lower.............
        6             In or near default........
                                                     ---------------------------
                      Total.....................          $470.3        100.0%
                                                     ===========================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Liquidity and Capital Resources

      Liquidity describes the ability of a company to generate sufficient cash flows to meet the immediate needs to facilitate business operations. Historically, our principal cash flow sources have been premiums, deposits and charges on policies and contracts, investment income, maturing investments, and proceeds from sales of investment assets. Our liquidity requirements relate principally to the liabilities associated with our various life insurance, annuity, and structured investment products, and to the funding of investments in new products, processes, and technologies and general operating expenses. Product liabilities include the payment of benefits under life insurance, annuity and structured investment products and the payment of policy surrenders, withdrawals and policy loans. The Company periodically adjusts its investment policy to respond to changes in short-term and long-term cash requirements and provide adequate funds to pay benefits without forced sales of investments.

      The Company is wholly-owned by, and the primary operating subsidiary of, John Hancock Financial Services, Inc. (JHFS). As an insurance holding company, JHFS is reliant on dividends from its operating subsidiaries for its operating cash flows. State insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of prescribed limitations without prior approval from the applicable state insurance commissioner. The Company's limit is the greater of 10% of the statutory surplus or the prior calendar year's statutory net gain from operations. The ability of the Company to pay shareholder dividends is and will continue to be subject to restrictions set forth in the insurance laws and regulations of Massachusetts, its domiciliary state. The Massachusetts insurance law limits how and when the Company can pay shareholder dividends. The Company, in the future, could also be viewed as being commercially domiciled in New York. If so, dividend payments may also be subject to New York's holding company act as well as Massachusetts law.

      Currently, the Company does not expect such regulatory requirements to impair its ability to dividend sufficient cash flows to sustain JHFS' liquidity and capital needs. However, the Company can give no assurance it will declare or pay dividends on a regular basis.

      In February and May 2002, the Commissioner of Insurance for the Commonwealth of Massachusetts approved, and the Company paid, dividends to JHFS in the amount of $11.0 million and $100.0 million respectively. Both dividend payments were cash transfers. None of these dividends were classified as extraordinary by state regulators.

      The liquidity of our insurance operations is also related to the overall quality of our investments. As of December 31, 2002, $37,997.1 million, or 88.0% of the fixed maturity securities held by us and rated by Standard & Poor's Ratings Services, a division of the McGraw-Hill Companies, Inc. (S&P) or the National Association of Insurance Commissioners were rated investment grade (BBB- or higher by S&P, Baa3 or higher for Moody's, or 1 or 2 by the National Association of Insurance Commissioners). The remaining $5,186.0 million, or 12.0% of fixed maturity investments were rated non-investment grade. For additional discussion of our investment portfolio see the General Account Investments section of this Management's Discussion and Analysis of Financial Condition and Results of Segment Operations.

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

      Net cash provided by operating activities was $2,466.6 million, $2,774.9 million, and $2,043.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. Cash flows from operating activities are affected by the timing of premiums received, fees received and investment income. The $308.3 million decrease in 2002 as compared to 2001 is largely attributable to a decrease in premium received of $376.4 million, an increase in operating expenses of $78.9 million and an increase in income taxes paid of $106.0 million, partially offset by a decrease in policyholder benefits of $281.5 million. The net increase in 2001 as compared to 2000 is primarily due to a decrease in policyholder benefits, a smaller increase in other assets net of other liabilities and an increase in investment income received.

      Net cash used in investing activities was $6,212.6 million, $6,551.1 million and $1,371.8 million for the years ended December 31, 2002, 2001, and 2000, respectively. Changes in the cash provided by investing activities primarily relate to the management of the Company's investment portfolios and the investment of excess capital generated by operating and financing activities. The net cash used in investing activities decreased by $338.5 million in 2002 compared to 2001 primarily due to decreases in net acquisitions of fixed maturities, partially offset by net issuances of mortgages and purchases of other invested assets, and increased net purchases of short-term investments. The decrease in cash used in 2001 compared to 2000 resulted primarily from a decrease in net acquisitions of fixed maturity securities.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      Net cash provided by financing activities was $3,617.7 million, $1,835.2 million and $691.9 million, for the years ended December 31, 2002, 2001 and 2000, respectively. Changes in cash provided by financing activities primarily relate to excess deposits or withdrawals under investment type contracts, the issuance of debt and borrowings or re-payments of the Company's debt. The increase in 2002 as compared to 2001 is attributed to a smaller decrease in universal life and investment-type contract deposits of $1,520.9 million, as compared to increase of cash payments on withdrawals of $2,766.4 million, new issuance of consumer notes and the prior year cessation of the commercial paper program. The increase in 2001 as compared to 2000 resulted from a larger increase in deposits received on universal life insurance and investment-type contracts than withdrawals or surrenders.

      Cash flow requirements are also supported by a committed line of credit of $1.0 billion, through a syndication of banks including Fleet National Bank, JPMorgan Chase, Citicorp USA, Inc., The Bank of New York, The Bank of Nova Scotia, Fleet Securities, Inc. and JP Morgan Securities, Inc. The line of credit agreement provides for two facilities: one for $500 million pursuant to a 364-day commitment (renewed effective July 26, 2002) and a second for $500 million (renewable in 2005). The line of credit is available for general corporate purposes. The line of credit agreement contains various covenants, among these being that statutory total capital and surplus plus asset valuation reserve meet certain requirements. To date, we have not borrowed any amounts under the line of credit.

      As of December 31, 2002, we had $689.7 million of principal and interest amounts of debt outstanding consisting of $447.4 million of surplus notes, and $356.0 million of other notes payable, including current maturities and a fair value adjustment for interest rate swaps. A new commercial paper program has been established at the Company that has replaced the commercial paper program that was in place at the Company's indirect subsidiary, John Hancock Capital Corporation, and there were no commercial paper borrowings outstanding at December 31, 2002.

      A primary liquidity concern with respect to life insurance and annuity products is the risk of early policyholder and contractholder withdrawal. The following table summarizes our annuity policy reserves and deposit fund liabilities for the contractholder's ability to withdraw funds for the indicated periods:

                                                                                          As of December 31,
                                                                                       2002                    2001
                                                                           -------------------------------------------------
                                                                              Amount          %         Amount        %
                                                                           -------------------------------------------------
                                                                           (in millions)             (in millions)
Not subject to discretionary withdrawal provisions.....................       $28,820.2      78.8%     $25,846.3     81.7%
Subject to discretionary withdrawal adjustment:
     With market value adjustment......................................          (228.7)     (0.6)           7.6      0.0
     At contract value.................................................         2,535.8       6.9        2,312.4      7.3
Subject to discretionary withdrawal at contract value
     less surrender charge.............................................         5,455.6      14.9        3,493.3     11.0
                                                                           -------------------------------------------------
Total annuity reserves and deposit funds liability.....................       $36,582.9     100.0%     $31,659.6    100.0%
                                                                           =================================================

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

      Individual life insurance policies (other than term life insurance policies) increase in cash value over their lives. Policyholders have the right to borrow from us an amount generally up to the cash value of their policy at any time. As of December 31, 2002, we had approximately $18.6 billion in cash values in which policyholders have rights to policy loans. The majority of cash values eligible for policy loans are at variable interest rates which are reset annually on the policy anniversary. Moreover, a portion of our fixed interest rate policy loans have features that provide for reduced crediting rates on the portion of cash values loaned. The amount of policy loans has remained consistent over the past three years, at approximately $2.0 billion, $1.6 billion of which are in the closed block at December 31, 2002.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

The following table summarizes the Company's information about contractual obligations by due date as of December 31, 2002. Contractual obligations of the Company are those obligations fixed by agreement as to dollar amount and date of payment. These obligations are inputs into the Company's asset liability management system described elsewhere in this document. Other commercial commitments are those commitments entered into by the Company with known expiration dates. No such other commercial commitments existed at December 31, 2002.

Contractual Obligations

                                                                             Payments due by period
                                                     -----------------------------------------------------------------------
                                                                     Less than 1
                                                            Total        year       1-3 years     4-5 years   After 5 years
                                                     -----------------------------------------------------------------------
                                                                                 (in millions)
Debt...............................................      $   689.7     $   99.5      $   48.2      $   29.3      $   512.7
Consumer notes.....................................          296.0           --           4.8          39.0          252.2
GIC's..............................................        6,855.9      1,558.7       2,687.8       1,136.2        1,473.2
Funding agreements.................................       13,988.2      2,032.2       4,516.3       3,303.8        4,135.9
Institutional structured settlements...............        3,209.9         15.5          31.9          32.4        3,130.1
Annuity certain....................................       12,120.1        651.7       1,323.6       1,116.9        9,028.0
Investment commitments.............................        1,714.5      1,714.5            --            --             --
Operating lease obligations........................          103.2         21.2          34.7          17.4           29.9
                                                     -----------------------------------------------------------------------
     Total contractual cash obligations............      $38,977.5     $6,093.3      $8,647.3      $5,675.0      $18,562.0
                                                     =======================================================================

      The risk-based capital standards for life insurance companies, as prescribed by the National Association of Insurance Commissioners, establish a risk-based capital ratio comparing adjusted surplus to required surplus for each of our United States domiciled insurance subsidiaries. If the risk-based capital ratio falls outside of acceptable ranges, regulatory action may be taken ranging from increased information requirements to mandatory control by the domiciliary insurance department. The risk-based capital ratios of all our insurance subsidiaries as of December 31, 2002, were above the ranges that would require regulatory action.

      We maintain reinsurance programs designed to protect against large or unusual losses. Based on our periodic review of our reinsurers' financial statements, financial strength ratings and reputations in the reinsurance marketplace, we believe that our reinsurers are financially sound, and, therefore, that we have no significant exposure to uncollectible reinsurance in excess of uncollectible amounts recognized in our consolidated financial statements.

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

      To mitigate capital market risks, and effectively support Company objectives, investment operations are organized and staffed to focus investment management expertise on specific classes of investments, with particular emphasis placed on private placement markets. In addition, a dedicated unit of asset/liability risk management (ALM) professionals centralizes the Company's and its U.S. Life Insurance subsidiaries' implementation of the interest rate risk management program. As an integral component of its ALM program, derivative instruments are used in accordance with risk reduction techniques established through Company policy and with formal approval granted from the New York Insurance Department. The Company's use of derivative instruments is monitored on a regular basis by the Company's Investment Compliance Department and reviewed quarterly with senior management and the Committee of Finance.

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

Credit Risk

      The Company manages the credit risk inherent in its fixed maturity securities by applying strict credit and underwriting standards, with specific limits regarding the proportion of permissible below investment grade holdings. We also diversify our fixed maturity securities with respect to investment quality, issuer, industry, geographical, and property-type concentrations. Where possible, consideration of external measures of creditworthiness, such as ratings assigned by nationally recognized rating agencies such as Moody's and Standard & Poor's, supplement our internal credit analysis. The Company uses simulation models to examine the probability distribution of credit losses to ensure that it can readily withstand feasible adverse scenarios. In addition, the Company periodically examines, on various levels of aggregation, its actual default loss experience on significant asset classes to determine if the losses are consistent with the (1) levels assumed in product pricing and (2) rating agencies' quality-specific cohort default data. These tests have generally found the Company's aggregate experience to be favorable relative to the external benchmarks and consistent with priced for levels.

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

      At the end of each quarter, our Investment Review Committee reviews all securities where market value is less than ninety percent of amortized cost for three months or more, to determine whether impairments need to be taken. This committee includes the head of workouts, the head of each industry team, and the head of portfolio management. The analysis focuses on each company's or project's ability to service its debts in a timely fashion and the length of time the security has been trading below cost. The results of the analysis are reviewed by the Committee of Finance, a subcommittee of the Board of Directors, quarterly. To supplement this process, a bi-annual review is made of the entire fixed maturity portfolio to assess credit quality, including a review of all impairments with the Committee of Finance.

      The Company considers and documents relevant facts and circumstances in evaluating whether the impairment of a security is other than temporary. Relevant facts and circumstances considered include (1) the length of time the fair value has been below cost; (2) the financial position of the issuer, including the current and future impact of any specific events; and (3) the Company's ability and intent to hold the security to maturity or until it recovers in value. To the extent the Company determines that a security is deemed to be other than temporarily impaired, the difference between amortized cost and fair value would be charged to earnings.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include (1) the risk that our assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer, (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, (3) information, or fraudulent financial statements, could be provided to our investment professionals who determine the fair value estimates and other than temporary impairments, and (4) the risk that new information obtained by us or changes in other facts and circumstances lead us to change our intent to hold the security to maturity or until it recovers in value.

      Any of these situations could result in a charge to earnings in a future period to the extent of the impairment charge recorded. Because the majority of our portfolio is classified as available-for-sale and held at fair value with the related unrealized gains (losses) recorded in shareholders' equity, the charge to earnings should not have a significant impact on shareholders' equity.

      As of December 31, 2002 and 2001, the Company's fixed maturity portfolio was comprised of 88.0% and 87.4% investment grade securities and 12.0% and 12.6% below-investment-grade securities, respectively. These percentages are consistent with recent experience and indicative of the Company's long-standing investment philosophy of pursuing moderate amounts of credit risk in return for higher expected returns. We believe that credit risk can be successfully managed given our proprietary credit evaluation models and experienced personnel.

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

      We manage interest rate sensitive segments of our business, and their supporting investments, under one of two broadly defined risk management methods designed to provide an appropriate matching of assets and liabilities. For guaranteed rate products, where contractual liability cash flows are highly predictable (e.g., GICs or immediate annuities) we apply sophisticated duration-matching techniques to manage the segment's exposure to both parallel and non-parallel yield curve movements. Typically this approach involves a targeted duration mismatch of zero, with an operational tolerance of less than +/- 18 days, with other techniques used for limiting exposure to non-parallel risk. Duration measures the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, should interest rates increase by 100 basis points, the fair value of an asset with a 5-year duration is expected to decrease in value by approximately 5.0%. For non-guaranteed rate products we apply scenario-modeling techniques to develop investment policies with what we believe to be the optimal risk/return tradeoff given our risk constraints. Each scenario is based on near term reasonably possible hypothetical changes in interest rates that illustrate the potential impact of such events.

      We project asset and liability cash flows on guaranteed rate products and then discount them against credit-specific interest rate curves to attain fair values. Duration is then calculated by re-pricing these cash flows against a modified or "shocked" interest rate curve and evaluating the change in fair value versus the base case. As of December 31, 2002 and 2001, the fair value of fixed maturity securities and mortgage loans supporting duration managed liabilities was approximately $31,645.9 million and $27,788.4 million, respectively. Based on the information and assumptions we use in our duration calculations in effect as of December 31, 2002, we estimate that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would have no effect on the net fair value, or surplus, of our duration managed assets and liabilities based on our targeted mismatch of zero, but could be -/+ $15.8 million based on our operational tolerance of +/- 18 days years.

      The risk management method for non-guaranteed rate products, such as whole life insurance or single premium deferred annuities, is less formulaic, but more complex, due to the less predictable nature of the liability cash flows. For these products, we manage interest rate risk based on scenario-based portfolio modeling that seeks to identify the most appropriate investment strategy given probable policyholder behavior and liability crediting needs under a wide range of interest rate environments. As of December 31, 2002 and 2001, the fair value of fixed maturity securities and mortgage loans supporting liabilities managed under this modeling was approximately $28,003.8 million and $23,091.2 million, respectively. A rate shock (as defined above) as of December 31, 2002 would decrease the fair value of these assets by $1,037.1 million, which we estimate would be offset by a comparable change in the fair value of the associated liabilities, thus minimizing the impact on surplus.

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

      As of January 1, 2001, SFAS No. 133 became effective for all companies reporting under GAAP in the United States. Briefly stated, SFAS No. 133 requires that all derivative instruments must be recorded as either assets or liabilities on the Company's balance sheet, with quarterly recognition thereafter of changes in derivative fair values through its income statement. The income effect of derivatives that meet all requirements of a "qualified hedge" under SFAS No. 133 guidance may be offset, in part or in its entirety, by recognition of changes in fair value on specifically identified underlying hedged-items. These hedged-items must be identified at the inception of the hedge and may consist of assets, liabilities, firm commitments or forecasted transactions. Depending upon the designated form of the hedge (i.e., fair value or cash flow), changes in fair value must either be recorded immediately through income or through shareholder's equity (Other Comprehensive Income) for subsequent amortization into income.

      Through the year ended December 31, 2002, the reported income volatility attributable to SFAS No. 133 accounting treatment was $21.6 million and well in line with our pre-SFAS No. 133 implementation expectations. We also reported income volatility of $101.4 million during 2002 due to GAAP derivatives accounting treatment on options that predated SFAS No. 133. This volatility relates to the "inherent ineffectiveness" associated with marking-to-market each quarter out-of-the-money interest rate and equity options. These options hedge interest rate and equity risks present in certain of our asset and liability portfolios. The Company continues to seek process improvements to further reduce expected income volatility, without unduly hindering our objective of aggressively managing economic risks inherent in its lines of business.

      The Company's Investment Compliance Unit monitors all derivatives activity for consistency with internal policies and guidelines. All derivatives trading activity is reported monthly to the Company's Committee of Finance for review, with a comprehensive governance report provided jointly each quarter by the Company's Derivatives Supervisory Officer and Chief Investment Compliance Officer. The table below reflects the Company's derivative positions hedging interest rate risk as of December 31, 2002. The notional amounts in the table represent the basis on which pay or receive amounts are calculated and are not reflective of credit risk. These fair value exposures represent only a point in time and will be subject to change as a result of ongoing portfolio and risk management activities.

                                                        As of December 31, 2002
                                                                         Fair Value
                                                           ------------------------------------------
                                               Weighted-   -100 Basis                   +100 Basis
                               Notional      Average Term    Point         As of          Point
                                Amount         (Years)      Change (2)    12/31/02      Change (2)
                             ------------------------------------------------------------------------
                                         (in millions, except for Weighted-Average Term)

Interest rate swaps........   $  20,853.3         9.2         $ (981.8)   $ (842.1)       (686.8)
CMT swaps..................         155.7         0.6              2.1         2.0           2.0
Futures contracts (1)......         292.4         6.5              4.6         0.2          (4.6)
Interest rate caps.........         709.3         5.3             13.4        15.9          23.1
Interest rate floors.......       4,593.0         7.3            194.2        93.2          40.1
Swaptions..................          30.0        22.4             (7.0)       (3.2)         (1.0)
                             --------------                ------------------------------------------
     Totals................   $  26,633.7         8.7         $ (774.5)   $ (734.0)     $ (627.2)
                             ==============                ==========================================

(1)   Represents the notional value on open contracts as of December 31, 2002.
(2) The selection of a 100 basis point immediate change in interest rates should not be construed as a prediction by us of future market events but rather as an illustration of the potential impact of such an event.

      Our non-exchange-traded derivatives are exposed to the possibility of loss from a counterparty failing to perform its obligations under terms of the derivative contract. We believe the risk of incurring losses due to nonperformance by our counterparties is remote. To manage this risk, Company procedures include (a) the on-going evaluation of each counterparty's credit ratings, (b) the application of credit limits and monitoring procedures based on an internally developed, scenario-based risk assessment system, (c)

                       JOHN HANCOCK LIFE INSURANCE COMPANY

quarterly reporting of each counterparty's "potential exposure", (d) master netting agreements, and (e) the use of collateral agreements. Futures contracts trade on organized exchanges and have effectively no credit risk.

Equity Risk

      Equity risk is the possibility that we will incur economic losses due to adverse changes in a particular common stock or warrant that we hold in our portfolio. In order to reduce our exposure to market fluctuations on some of our common stock portfolio, we use equity collar agreements. These equity collar agreements limit the market value fluctuations on their underlying equity securities. Our equity collars are comprised of an equal number of purchased put options and written call options, each with strike rates equidistant from the stock price at the time the contract is established. As of December 31, 2002, the fair value of our common stock portfolio was $149.7 million. The fair value of our equity collar agreements as of December 31, 2002 was $12.4 million. A hypothetical 15% decline in the December 31, 2002 value of the equity securities would result in an unrealized loss of approximately $17.2 million. The selection of a 15% immediate change in the value of equity securities should not be construed as a prediction by us of future market events but rather as an illustration of the potential impact of such an event. The fair value of any unhedged common stock holdings will rise or fall with equity market and company-specific trends. In certain cases the Company classifies its equity holdings as trading securities. These holdings are marked-to-market through the income statement, creating investment income volatility that is effectively neutralized by changes in corresponding liability reserves.

Foreign Currency Risk

      Foreign currency risk is the possibility that we will incur economic losses due to adverse changes in foreign currency exchange rates. This risk arises in part from our international operations and the issuance of certain foreign currency-denominated funding agreements sold to non-qualified institutional investors in the international market. We apply currency swap agreements to hedge the exchange risk inherent in our investments and funding agreements denominated in foreign currencies. We also own fixed maturity securities that are denominated in foreign currencies. We use derivatives to hedge the foreign currency risk of these securities (both interest and principal payments). At December 31, 2002, the fair value of our foreign currency denominated fixed maturity securities was approximately $775.2 million. The fair value of our currency swap agreements at December 31, 2002 supporting foreign denominated bonds was $(21.9) million.

      We estimate that as of December 31, 2002, a hypothetical 10% immediate change in each of the foreign currency exchange rates to which we are exposed, including the currency swap agreements, would result in no material change to the net fair value of our foreign currency-denominated instruments identified above. The selection of a 10% immediate change in all currency exchange rates should not be construed as a prediction by us of future market events but rather as an illustration of the potential impact of such an event.

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

ITEM 14. Controls and Procedures

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

PART IV

ITEM 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a) Documents filed as part of this report:

      1. CONSOLIDATED FINANCIAL STATEMENTS. See Index to Audited Consolidated Financial Statements and Schedules included elsewhere herein.

      2. CONSOLIDATED FINANCIAL STATEMENT SCHEDULES. See Index to Audited Consolidated Financial Statements and Schedules included elsewhere herein.

      3.    EXHIBITS.

Exhibit
Number                            Description
------                            -----------

2.1         Plan of Reorganization **
3.1 Restated Articles of Organization and Articles of Amendment of John Hancock Life Insurance Company #
3.2         Amended and Restated By-laws of John Hancock Life Insurance
            Company*
10.1 Credit Agreement dated as of August 3, 2000, among John Hancock Financial Services, Inc., John Hancock Life Insurance Company, John Hancock Capital Corporation, The Banks listed therein, Fleet National Bank, as Co-Administrative Agent, The Chase Manhattan Bank, as Co-Administrative Agent, Citicorp USA, Inc., as Syndication Agent, and BankOne, NA as Documentation Agent, and FleetBoston Robertson Stephens, Inc., and Chase Securities, Inc., as Joint Book Managers and Joint Lead Arrangers. ***
10.1.2 Second Amendment dated as of July 26, 2002 to the Credit Agreement dated as of August 3, 2000 among John Hancock Financial Services, Inc., John Hancock Life Insurance Company, the Banks listed therein, Fleet National Bank, as Co-Administrative Agent, JPMorgan Chase Bank, as Co-Administrative Agent, Citicorp USA, Inc., as Syndication Agent, The Bank of New York, as Co-Documentation Agent (364-Day Revolver) and The Bank of Nova Scotia, as Co-Documentation Agent (364-Day Revolver), Fleet Securities, Inc., and J.P. Morgan Securities, Inc., as Joint Bookrunners and Joint Lead Arrangers.****

Exhibit
Number                            Description
------                            -----------

10.2.1 Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Michael
            A. Bell##+
10.2.2 Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Thomas E. Moloney##+
10.2.3 Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and David F. D'Alessandro##+
10.2.3.1 Executive Employment Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and David F. D'Alessandro ****+
10.2.4 Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Derek Chilvers##+
10.2.4.1 Executive Employment Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Derek Chilvers
            ****+
10.2.5 Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Maureen Ford##+
10.2.5.1 Executive Employment Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Maureen Ford
            ****+
10.2.6 Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Robert Walters##+
10.2.7 Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and John M. DeCiccio##+
10.2.8 Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Wayne A. Budd##+
10.2.9 Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc and Deborah H. McAneny ****+
10.2.9.1 Executive Employment Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Deborah H. McAneny ****+10.3 Fiscal Agency Agreement, dated as of February 25, 1994 by and between John Hancock Mutual Life Insurance Company, as Issuer, and First National Bank of Boston, as Fiscal Agent **
10.4 Reinsurance Agreement, dated as of July 30, 1992 by and between John Hancock Mutual Life Insurance Company and Provident Life and Accident Insurance Company **
10.5 Reinsurance Agreement, dated as of July 30, 1992 by and between John Hancock Mutual Life Insurance Company and Provident Life and Accident Insurance Company **
10.6 Coinsurance Agreement, dated as of March 1, 1997 by and between John Hancock Financial Life Insurance Company and UNICARE Life & Health Insurance Company **
10.7 Letter of Credit Agreement, dated as of January 2, 1997 by and among John Hancock Mutual Life Insurance Company, Banks named therein and Morgan Guaranty Trust Company of New York as Issuing Bank and Agent
            **
10.8 Long-Term Incentive Plan for Senior Executives (as Amended and Restated Effective February 6, 2003) **** +
10.9 Incentive Compensation Plan for Certain Senior Executives (as Amended and Restated Effective February 6, 2003) **** +
10.10       Form of Shareholder Rights Agreement **+
10.10.1     Amendment No. 1 to the Rights Agreement (As Adopted on March 4,
            2002)@@@+
10.11 1999 Long-Term Stock Incentive Plan (As Amended and Restated as of May 14, 2001)###+
10.13       Deferred Compensation Plan for Non-Employee Directors **** +
10.14       Non-Employee Directors' Long-Term Stock Incentive Plan **** +
10.15       Deferred Compensation Plan for Executives @+
23.1        Consent of Independent Auditors ####

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

*           Previously filed as an exhibit to the John Hancock Life Insurance
            Company annual report on form 10-K for the year ended December 31,
            2001 and incorporated by reference herein.
**          Previously filed as an exhibit to John Hancock Financial Services,
            Inc.'s S-1 Registration Statement (file no. 333-87271), and incorporated by reference herein.
***         Previously filed as an exhibit to the John Hancock Financial
            Services, Inc.'s quarterly report on Form 10-Q for the quarter ended
            June 30, 2000, and incorporated by reference herein.
****        Previously filed as an exhibit to John Hancock Financial Services,
            Inc.'s annual report on Form 10-K for the year ended December 31,
            2002, and incorporated by reference herein.
@           Previously filed as an exhibit to John Hancock Financial Services,
            Inc.'s annual report on Form 10-K for the year ended December 31,
            2001, and incorporated by reference herein.
+           Management Contract or Compensatory Plan or Arrangement.
#           Previously filed as an exhibit to the John Hancock Life Insurance
            Company annual report on form 10-K for the year ended December 31,
            2000 and incorporated by reference herein.
##          Previously filed as an exhibit to John Hancock Financial Services,
            Inc.'s quarterly report on Form 10-Q for the quarter ended September
            30, 2001, and incorporated by reference herein.
###         Previously filed with John Hancock Financial Services, Inc.
            definitive proxy statement for the 2001 annual meeting of
            shareholders, and incorporated by reference herein.
####        Filed herewith.

(b) Reports on Form 8-K.

During the Fourth Quarter of 2002 the Company filed the following Current Reports on Form 8-K:

On October 25, 2002, the Company filed a Current Report on Form 8-K, dated October 25, 2002 reporting under Item 5 thereof the Company's issuance of $894,000 aggregate principal amount of floating rate SignatureNotes due October 15, 2006.

On October 28, 2002, the Company filed a Current Report on Form 8-K, dated October 25, 2002, reporting under Item 5 thereof the expected impact of certain "deferred acquisition cost" issues on third quarter results.

On November 1, 2002, the Company filed a Current Report on Form 8-K, dated October 31, 2002 reporting under Item 5 thereof the consolidated operating and financial results for the third quarter of 2002 of its parent John Hancock Financial Services, Inc.

On November 5, 2002, the Company filed a Current Report on Form 8-K, dated November 5, 2002 reporting under Item 5 thereof the Company's issuance of $2,358,000 aggregate principal amount of floating rate SignatureNotes due November 15, 2006.

On November 14, 2002, the Company filed a Current Report on Form 8-K, dated November 12, 2002 reporting under Item 5 thereof the Company's issuance of $2,183,000 aggregate principal amount of floating rate SignatureNotes due November 15, 2006.

On November 14, 2002, the Company filed a Current Report on Form 8-K, dated November 14, 2002 furnishing under Item 9 thereof the Certifications of the Company's Chief Executive and Chief Financial officers, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

On November 18, 2002, the Company filed a Current Report on Form 8-K, dated November 14, 2002 reporting under Item 5 thereof certain rating action taken by Moody's Investors Service, Inc.

On November 19, 2002, the Company filed a Current Report on Form 8-K, dated November 18, 2002 reporting under Item 5 thereof the Company's issuance of $175,000 aggregate principal amount of floating rate SignatureNotes due November 15, 2006.

On November 27, 2002, the Company filed a Current Report on Form 8-K, dated November 26, 2002 reporting under Item 5 thereof the Company's plan to sell three key home office complex properties.

On December 10, 2002, the Company filed a Current Report on Form 8-K, dated December 10, 2002 reporting under Item 5 thereof its exposure in light of the bankruptcy filing of UAL Corp.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

               INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors............................................   F-2

Audited Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2002 and 2001..............   F-3

Consolidated Statements of Income for the Years Ended December 31, 2002,
      2001 and 2000.......................................................   F-5

Consolidated Statements of Changes in Shareholder's Equity and Comprehensive
      Income for the Years Ended December 31, 2002, 2001 and 2000.........   F-6

Consolidated Statements of Cash Flows for the Years Ended December 31,
      2002, 2001 and 2000.................................................   F-7

Notes to Consolidated Financial Statements................................   F-9

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
John Hancock Life Insurance Company

We have audited the accompanying consolidated balance sheets of John Hancock Life Insurance Company (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholder's equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of John Hancock Life Insurance Company at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and other intangible assets and in 2001 the Company changed its method of accounting for its employee pension plan and postretirement health and welfare plans and derivatives.


                                                          /s/ ERNST & YOUNG LLP

Boston, Massachusetts
March 14, 2003

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                                               December 31,
                                                          2002            2001
                                                      --------------------------
                                                            (in millions)
Assets

Investments - Notes 3 and 5 Fixed maturities:
     Held-to-maturity--at amortized cost
     (fair value: 2002--$1,777.2; 2001--$1,908.2)...  $  1,727.0      $  1,923.5
     Available-for-sale--at fair value
     (cost: 2002--$41,206.5; 2001--$35,778.0).......    42,046.3        36,072.1
Equity securities:
     Available-for-sale--at fair value
     (cost: 2002--$307.5; 2001--$433.1).............       349.6           562.3
     Trading securities--at fair value
     (cost: 2002--$0.3; 2001--$2.7).................         0.7             1.4
Mortgage loans on real estate.......................    10,296.5         9,667.0
Real estate.........................................       255.3           380.4
Policy loans........................................     2,014.2         1,927.0
Short-term investments..............................       137.3            78.6
Other invested assets...............................     2,839.1         1,676.9
                                                      ----------      ----------

     Total Investments..............................    59,666.0        52,289.2

Cash and cash equivalents...........................       897.0         1,025.3
Accrued investment income...........................       743.2           745.9
Premiums and accounts receivable....................       114.1           117.2
Deferred policy acquisition costs...................     3,352.6         3,186.3
Reinsurance recoverable - Note 10...................     2,958.9         2,464.3
Other assets........................................     2,660.3         2,298.4
Separate account assets.............................    17,414.9        18,998.1
                                                      ----------      ----------

     Total Assets...................................  $ 87,807.0      $ 81,124.7
                                                      ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                                               December 31,
                                                           2002           2001
                                                       -------------------------
                                                             (in millions)
Liabilities and Shareholder's Equity

Liabilities
Future policy benefits..............................   $ 34,233.8     $ 29,715.0
Policyholders' funds................................     22,571.0       20,530.3
Consumer notes - Note 8.............................        290.2             --
Unearned revenue....................................        368.9          346.0
Unpaid claims and claim expense reserves............        160.7          203.8
Dividends payable to policyholders..................        463.0          472.8
Short-term debt - Note 8............................         99.5          124.6
Long-term debt - Note 8.............................        703.9          661.7
Income taxes - Note 6...............................        925.0          803.9
Other liabilities...................................      4,397.3        3,632.5
Separate account liabilities........................     17,414.9       18,998.1
                                                       ----------     ----------

     Total Liabilities..............................     81,628.2       75,488.7

Minority interest - Note 9..........................          7.3           28.8

Commitments and contingencies - Note 12

Shareholder's Equity - Note 13
Common stock, $10,000 par value; 1,000 shares
   authorized and outstanding.......................         10.0           10.0
Additional paid in capital..........................      4,763.2        4,763.4
Retained earnings...................................        956.1          608.2
Accumulated other comprehensive income..............        442.2          225.6
                                                       ----------     ----------
     Total Shareholder's Equity.....................      6,171.5        5,607.2
                                                       ----------     ----------

     Total Liabilities and Shareholder's Equity.....   $ 87,807.0     $ 81,124.7
                                                       ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                            Years Ended December 31,
                                                                                      2002            2001             2000
                                                                                 -----------------------------------------------
                                                                                                 (in millions)
Revenues
     Premiums...............................................................       $ 1,984.2       $ 2,351.9        $ 2,390.7
     Universal life and investment-type product charges.....................           606.0           600.8            591.4
     Net investment income - Note 3.........................................         3,581.0         3,646.2          3,563.9
     Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs, amounts
         Credited to participating pension contractholders and the
         policyholder dividend obligation ($(74.2), $(4.1) and $11.6,
         respectively) - Notes 1, 3 and 14..................................          (450.5)         (245.8)            78.3
     Investment management revenues, commissions and other fees.............           507.6           585.1            746.5
     Other revenue .........................................................           241.5           185.8              3.4
                                                                                 --------------  --------------   --------------
         Total revenues.....................................................         6,469.8         7,124.0          7,374.2

Benefits and expenses
     Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to participating pension contractholders and the policyholder dividend obligation ($(35.3),
         $25.3, and $21.0, respectively) - Notes 1, 3 and 14................         3,805.2         4,328.1          4,247.4
     Other operating costs and expenses.....................................         1,227.5         1,227.8          1,288.8
     Amortization of deferred policy acquisition costs, excluding amounts related to net realized investment and other gains (losses)
         ($(38.9) $(29.4) and $(9.4), respectively) - Notes 1, 3 and 14.....           313.4           249.0            187.1
     Dividends to policyholders.............................................           556.2           551.7            539.2
     Demutualization expenses...............................................              --              --             10.6
                                                                                 --------------  --------------   --------------
         Total benefits and expenses........................................         5,902.3         6,356.6          6,273.1
                                                                                 --------------  --------------   --------------

Income before income taxes and cumulative effect of accounting changes......           567.5           767.4          1,101.1

Income taxes - Note 6.......................................................           108.6           200.7            308.9
                                                                                 --------------  --------------   --------------

Income before cumulative effect of accounting changes.......................           458.9           566.7            792.2

Cumulative effect of accounting changes, net of income tax - Note 1.........              --             7.2               --
                                                                                 --------------  --------------   --------------

Net income..................................................................       $   458.9       $   573.9        $   792.2
                                                                                 ==============  ==============   ==============

The accompanying notes are an integral part of these consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S
                         EQUITY AND COMPREHENSIVE INCOME

                                                            Additional            Accumulated Other     Total
                                                   Common    Paid In    Retained    Comprehensive   Shareholder's  Outstanding
                                                    Stock    Capital    Earnings    Income (Loss)      Equity        Shares
                                                  -----------------------------------------------------------------------------
                                                                    (in millions, except for share amounts)

Balance at January 1, 2000                              --          --  $ 4,352.5       $   5.4       $ 4,357.9           --

   Demutualization transaction...............       $ 10.0   $ 4,722.1   (4,394.4)                        337.7        1,000

   Comprehensive income:
     Net income before demutualization.......                                41.9                          41.9
     Net income after demutualization........                               750.3                         750.3
                                                                        -----------                  --------------
       Net income............................                               792.2                         792.2

     Other comprehensive income, net of tax:
       Net unrealized investment gains.......                                              54.6            54.6
       Foreign currency translation
         adjustment..........................                                              (1.5)           (1.5)
       Minimum pension liability.............                                               8.2             8.2
                                                                                                     --------------
   Comprehensive income......................                                                             853.5

   Capital contributions from parent
       company...............................                     42.5                                     42.5
   Dividend paid to parent company...........                              (466.0)                       (466.0)
                                                  -----------------------------------------------------------------------------

Balance at December 31, 2000.................         10.0     4,764.6      284.3          66.7         5,125.6        1,000

   Demutualization transaction...............                     (1.2 )                                   (1.2)

   Comprehensive income:
     Net income..............................                               573.9                         573.9

     Other comprehensive income, net of tax:
       Net unrealized investment losses......                                             (81.1)          (81.1)
       Foreign currency translation
         adjustment..........................                                               1.0             1.0
       Minimum pension liability.............                                              15.2            15.2
       Cash flow hedges......................                                              (3.8)           (3.8)
                                                                                                     --------------
   Comprehensive income......................                                                             505.2

   Dividend paid to parent company...........                              (250.0)                       (250.0)
   Change in accounting principles...........                                             227.6           227.6
                                                  -----------------------------------------------------------------------------

Balance at December 31, 2001..............            10.0     4,763.4      608.2         225.6         5,607.2        1,000

   Demutualization transaction...............                     (0.2 )                                   (0.2)

   Comprehensive income:
     Net income..............................                               458.9                         458.9

     Other comprehensive income, net of tax:
       Net unrealized investment gains ......                                              65.7            65.7
       Minimum pension liability.............                                             (24.4)          (24.4)
       Cash flow hedges......................                                             175.3           175.3
                                                                                                     --------------
   Comprehensive income......................                                                             675.5

   Dividends paid to parent company..........                              (111.0)                       (111.0)
                                                  -----------------------------------------------------------------------------

Balance at December 31, 2002..............          $ 10.0   $ 4,763.2      956.1       $ 442.2       $ 6,171.5        1,000
                                                  =============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Years Ended December 31,
                                                                               2002              2001             2000
                                                                       ---------------------------------------------------
                                                                                           (in millions)
Cash flows from operating activities:
     Net income....................................................      $     458.9       $     573.9        $   792.2
         Adjustments to reconcile net income to net cash
         provided by operating activities:
              Amortization of discount - fixed maturities..........            (78.3)           (134.0)          (102.9)
              Net realized investment and other (gains) losses.....            450.5             245.8            (78.3)
              Change in deferred policy acquisition costs..........           (194.1)           (204.0)          (235.4)
              Depreciation and amortization........................             47.4              72.1             78.8
              Net cash flows from trading securities...............              0.7               0.2             (0.1)
              Decrease (increase) in accrued investment income.....              2.7             (46.5)           (89.8)
              Decrease in premiums and accounts Receivable.........              3.1              11.8              8.4
              Increase in other assets and other liabilities, net..           (308.4)           (263.5)          (464.5)
              Increase in policy liabilities and accruals, net.....          2,086.8           2,323.7          1,798.1
              Increase (decrease) in income taxes..................             (2.7)            195.4            336.7
                                                                       ----------------  ---------------  ----------------

                  Net cash provided by operating activities........          2,466.6           2,774.9          2,043.2

Cash flows used in investing activities:
     Sales of:
         Fixed maturities available-for-sale.......................          4,897.1          16,058.9          4,360.5
         Equity securities available-for-sale......................            316.4             614.6            669.9
         Real estate...............................................            127.7              53.8             59.8
         Short-term investments and other invested assets..........            458.7             113.4             81.5
     Maturities, prepayments and scheduled redemptions of:
         Fixed maturities held-to-maturity.........................            214.2             241.8          1,807.2
         Fixed maturities available-for-sale.......................          2,720.1           3,087.0          1,490.0
         Short-term investments and other invested assets..........            149.3             168.4            418.8
         Mortgage loans on real estate.............................          1,520.6           1,342.0          1,447.4
     Purchases of:
         Fixed maturities held-to-maturity.........................            (27.6)            (66.7)        (2,092.4)
         Fixed maturities available-for-sale.......................        (12,984.7)        (26,321.9)        (6,961.4)
         Equity securities available-for-sale......................            (90.9)           (285.8)          (425.3)
         Real estate...............................................             (8.1)            (52.8)           (58.7)
         Short-term investments and other invested assets..........         (1,369.2)           (448.5)          (784.8)
     Mortgage loans on real estate issued..........................         (2,036.5)         (1,204.5)        (1,499.9)
     Net cash (paid) received related to acquisition/sale
         of businesses.............................................               --             (28.2)           141.3
     Other, net....................................................            (99.7)            177.4            (25.7)
                                                                       ----------------  ---------------  ----------------

              Net cash used in investing activities................      $  (6,212.6)      $  (6,551.1)       $(1,371.8)

The accompanying notes are an integral part of these consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                                                                         Years Ended December 31,
                                                                                 2002              2001             2000
                                                                          --------------------------------------------------
                                                                                            (in millions)
Cash flows from financing activities:
     Issuance of common stock......................................                  --                --        $    10.0
     Contribution from Parent......................................                  --                --          1,552.0
     Payments to eligible policyholders under Plan of
         Reorganization............................................                  --                --         (1,076.7)
     Dividend paid to parent company...............................          $   (111.0)       $   (250.0)          (466.0)
     Universal life and investment-type contract deposits..........             8,999.4          10,520.3          7,918.2
     Universal life and investment-type contract maturities and
         withdrawals...............................................            (5,505.4)         (8,271.8)        (7,034.2)
     Issuance of consumer notes....................................               290.2                --               --
     Issuance of short-term debt...................................                92.8             105.4               --
     Issuance of long-term debt....................................                20.0               6.5             20.0
     Repayment of short-tem debt...................................              (110.6)            (23.0)              --
     Repayment of long-term debt...................................               (57.7)            (29.9)           (73.2)
     Net decrease in commercial paper..............................                --              (222.3)          (158.2)
                                                                          ---------------   ---------------  ---------------

     Net cash provided by financing activities.....................             3,617.7           1,835.2            691.9
                                                                          ---------------   ---------------  ---------------

     Net (decrease) increase in cash and cash equivalents..........              (128.3)         (1,941.0)         1,363.3

Cash and cash equivalents at beginning of year.....................             1,025.3           2,966.3          1,603.0
                                                                          ---------------   ---------------  ---------------

Cash and cash equivalents at end of year...........................          $    897.0        $  1,025.3        $ 2,966.3
                                                                          ===============   ===============  ===============

The accompanying notes are an integral part of these consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Summary of Significant Accounting Policies

Business

John Hancock Life Insurance Company, (the Company), formerly known as John Hancock Mutual Life Insurance Company (the Mutual Company), is a diversified financial services organization that provides a broad range of insurance and investment products and investment management and advisory services.

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

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries, and investment partnerships, other equity investments and special purpose entities (SPEs) in which the Company has a controlling financial interest. All significant intercompany transactions and balances have been eliminated.

Partnerships, joint venture interests and other equity investments in which the Company does not have a controlling financial interest, but has significant influence, are recorded using the equity method of accounting and are included in other invested assets. SPEs in which the Company does not have a controlling financial interest are accounted for under guidance appropriate to each relationship, whether the Company invests in the debt or equity securities of the SPE, issues funding agreements to the SPE, manages the SPE as investment advisor, or performs other services for them. Please refer to the Recent Accounting Pronouncements section below for a discussion of new accounting guidance relative to Variable Interest Entities (VIEs).

In December 2001, the Company transferred both its remaining portion of John Hancock Canadian Holdings Limited and certain international subsidiaries held by the Company, with a carrying value at December 31, 2001 of $300.1 million, to its parent, John Hancock Financial Services, Inc. (JHFS or the Parent Company), which is a holding company, in the form of a dividend. The transfer was accounted for as a transfer of entities under common control. As a result of the transfer, all current and prior period consolidated financial data was restated to exclude the results of operations, financial position, and cash flows of these transferred foreign subsidiaries from the Company's financial statements. No gain or loss was recognized on the transaction.

Recent Acquisitions

The acquisitions described under the table below were recorded under the purchase method of accounting and, accordingly, the operating results have been included in the Company's consolidated results of operations from the applicable date of acquisition. Each purchase price was allocated to the assets acquired and the liabilities assumed based on estimated fair values, with the excess, if any, of the applicable purchase price over the estimated fair values of the acquired assets and liabilities recorded as goodwill. These entities or books of business generally were acquired by the Company in execution of its plan to acquire businesses that have strategic value, meet its earnings requirements and advance the growth of its current businesses. The following table presents actual and proforma data for comparative purposes, for the periods indicated to demonstrate the proforma effect of all acquisitions as if they occurred on January 1, 2000.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (continued)

                                                                 Year Ended December 31,
                                      2002                          2001                          2000
                                    Proforma         2002         Proforma         2001         Proforma        2000
                                 -----------------------------------------------------------------------------------------
                                                           (in millions, except per share data)
                                   (unaudited)                   (unaudited)                  (unaudited)

Revenue........................     $ 6,557.2      $ 6,469.8      $ 7,266.5      $ 7,124.0     $ 7,715.1     $ 7,374.2

Net income.....................     $   471.5      $   458.9      $   582.7      $   573.9     $   791.7     $   792.2

On December 31, 2002, the Company acquired the fixed universal life insurance business of Allmerica Financial Corporation (Allmerica) through a reinsurance agreement for approximately $104.3 million. There was no impact on the Company's results of operations from the acquired insurance business during 2002.

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

Reorganization

In connection with the Mutual Company's Plan of Reorganization (the Plan), effective February 1, 2000, the Mutual Company converted from a mutual life insurance company to a stock life insurance company (i.e., demutualized) and became a wholly-owned subsidiary of JHFS. All policyholder membership interests in the Mutual Company were extinguished on that date and eligible policyholders of the Mutual Company received, in the aggregate, 212.8 million shares of common stock of JHFS, $1,438.7 million of cash and $43.7 million of policy credits as compensation. In addition, the Company established a closed block to fund the guaranteed benefits and dividends of certain participating insurance policies. In connection with the Plan, the Mutual Company changed its name to John Hancock Life Insurance Company.

In addition, on February 1, 2000, JHFS completed its initial public offering
(IPO), in which 102.0 million shares of common stock were issued at a price of $17.00 per share. Net proceeds from the IPO were $1,657.7 million, of which $105.7 million was retained by JHFS and $1,552.0 million was contributed to the Company.

Investments

The Company classifies its debt and equity investment securities into one of three categories: held-to-maturity, available-for-sale or trading. The Company determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Fixed maturity investments include bonds, mortgage-backed securities, and redeemable preferred stock and are classified as held-to-maturity or available-for-sale. Those bonds and mortgage-backed securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Fixed maturity investments not classified as held-to-maturity are classified as available-for-sale and are carried at fair value. Unrealized gains and losses related to available-for-sale securities are reflected in shareholder's equity, net of related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholders, amounts credited to the policyholder dividend obligation, and applicable taxes. Interest income is generally recorded on an accrual basis. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. The amortized cost of fixed maturity investments is adjusted for impairments in value deemed to be other than temporary and such adjustments are reported as a component of net realized investment and other gains (losses).

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

Mortgage loans on real estate are carried at unpaid principal balances adjusted for amortization of premium or discount, less allowance for probable losses. When it is probable that the Company will be unable to collect all amounts of principal and interest due according to the contractual terms of the mortgage loan agreement, the loan is deemed to be impaired and a valuation allowance for probable losses is established. The valuation allowance is based on the present value of the expected future cash flows, discounted at the loan's original effective interest rate or is based on the collateral value of the loan if the loan is collateral dependent. The Company estimates this level to be adequate to absorb estimated probable credit losses that exist at the balance sheet date. Any change to the valuation allowance for mortgage loans on real estate is reported as a component of net realized investment and other gains (losses). Interest received on impaired mortgage loans on real estate is included in interest income in the period received. If foreclosure becomes probable, the measurement method used is based on the collateral value. Foreclosed real estate is then recorded at the collateral's fair value at the date of foreclosure, which establishes a new cost basis.

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

Real estate to be disposed of, including the Company's Home Office, which is held in the Corporate and Other Segment, is carried at the lower of cost or fair value less costs to sell. Any change to the valuation allowance for real estate to be disposed of is reported as a component of net realized investment and other gains (losses). The Company does not depreciate real estate to be disposed of. During the fourth quarter of 2002, the Company announced its intent to sell the majority of its Home Office real estate and ceased depreciating its Home Office real estate held for sale. As of December 31, 2002 the Home Office real estate held for sale had a carrying value of $314.6 million and was reported in other assets on the consolidated balance sheets. The carrying value of the Company's other real estate to be disposed of was $143.8 million and $280.0 million at December 31, 2002 and 2001, respectively and is reported in real estate in the Investment section of the consolidated balance sheets.

Policy loans are carried at unpaid principal balances, which approximate fair value.

Short-term investments are carried at amortized cost, which approximates fair value.

Net realized investment and other gains (losses), other than those related to separate accounts for which the Company does not bear the investment risk, are determined on the basis of specific identification and are reported net of related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholder accounts, and amounts credited to the policyholder dividend obligation.

Derivative Financial Instruments

The Company uses various derivative instruments to hedge and manage its exposure to changes in interest rate levels, foreign exchange rates, and equity market prices, and to manage the duration of assets and liabilities. All derivative instruments are carried on the consolidated balance sheets at fair value.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (continued)

In certain cases, the Company uses hedge accounting as allowed by Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," by designating derivative instruments as either fair value hedges or cash flow hedges. For derivative instruments that are designated and qualify as fair value hedges, any change in fair value of the derivative instrument as well as the offsetting change in fair value of the hedged items are recorded in net realized investment and other gains (losses). For fair value hedges, when the derivative has been terminated, a final fair value change will be recorded in net realized investment and other gains (losses), as well as the offsetting changes in fair value for the hedged item. At maturity, expiry or sale of the hedged item, a final fair value change for the hedged item will be recorded in net realized investment and other gains (losses), as well as the offsetting changes in fair value for the derivative.

Basis adjustments are amortized into income through net realized investment and other gains (losses). For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the change in fair value of the derivative instrument is recorded in other comprehensive income, and then reclassified into income when the hedged item affects income. When a cash flow hedge is terminated, the effective portion of the accumulated derivative gain or loss will continue to be reported in other comprehensive income and then reclassified into income when the hedged item affects income. If it is determined that the forecasted transaction is not probable of occurring, the accumulated derivative gain or loss included in other comprehensive income would be immediately recognized in earnings.

Hedge effectiveness is assessed quarterly using a variety of techniques including regression analysis and cumulative dollar offset. When it is determined that a derivative is not effective as a hedge, the Company discontinues hedge accounting. In certain cases, there is no hedge ineffectiveness because the derivative instrument was constructed such that all the terms of the derivative exactly match the hedged risk in the hedged item.

In cases where the Company receives or pays a premium as consideration for entering into a derivative instrument (i.e., interest rate caps and floors, swaptions, and equity collars), the premium is amortized into investment income over the term of the derivative instrument. The change in fair value of such premiums (i.e., the inherent ineffectiveness of the derivative) is excluded from the assessment of hedge effectiveness and is included in net realized investment and other gains (losses). Changes in fair value of derivatives that are not hedges are included in net realized investment and other gains (losses).

Cash and Cash Equivalents

Cash and cash equivalents include cash and all highly liquid debt investments with a remaining maturity of three months or less when purchased.

Deferred Policy Acquisition Costs

Deferred acquisition costs (DAC) are costs that vary with, and are related primarily to, the production of new business and have been deferred to the extent that they are deemed recoverable. Such costs include commissions, certain costs of policy issue and underwriting, and certain agency expenses. The Company tests the recoverability of its DAC quarterly with a model that uses data such as market performance, lapse rates and expense levels. As of December 31, 2002, the Company's DAC costs are deemed recoverable.

Similarly, any amounts assessed as initiation fees, or front-end loads are recorded as unearned revenue. For non-participating term life and long-term care insurance products, such costs are being amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policy benefit reserves. For participating traditional life insurance policies, such costs are being amortized over the life of the contracts at a constant rate based on the present value of the estimated gross margin amounts expected to be realized over the lives of the contracts.

Estimated gross margin amounts include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. For universal life insurance contracts and investment-type products, such costs and revenues are being amortized generally in proportion to the present value of expected gross profits arising principally from surrender charges, investment results and mortality and expense margins.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies (continued)

In the development of expected gross profits, the Company is required to estimate the growth in the policyholder account balances upon which certain asset-based fees are charged. In doing so, the Company assumes that, over the long term, account balances will grow from investment performance. The rate of growth takes into account the current fixed income/equity mix of account balances as well as historical fixed income and equity returns. The Company also assumes that historical variances from the long-term rate will reverse over the next five-year period. The resulting rates for the next five years are reviewed for reasonableness, and they are raised or lowered if they produce an annual growth rate that the Company believes to be unreasonable.

The effects on the amortization of DAC and unearned revenues of revisions to estimated gross margins and profits are reflected in earnings in the period such revisions are made. Expected gross profits or expected gross margins are discounted at periodically revised interest rates and are applied to the remaining benefit period. At December 31, 2002, the average discount rate was 8.4% for participating traditional life insurance products and 6.2% for universal life products. The total amortization period was 30 years for both participating traditional life insurance products and universal life products.

As of September 30, 2002, the Company changed several future assumptions with respect to the expected gross profits in its variable life and variable annuity businesses. First, we lowered the long-term growth rate assumption from 9%, to 8%, gross of fees. Second, we lowered the average growth rates for the next five years from the mid-teens to 13%. In addition, we increased certain fee rates on these policies (the variable series trust (VST) fee increase). These three changes are referred to collectively as the Q3 Unlocking. The direct effect of the Q3 Unlocking at September 30, 2002 was an acceleration of amortization of DAC of $36.1 million in the variable annuity business in the Asset Gathering Segment and $13.1 million (net of $12.3 million of unearned revenue and $2.5 million in policy benefit reserves) in the variable life business in the Protection Segment. The impact on net income of the Q3 Unlocking was a reduction of approximately $27.5 million. Total amortization of DAC, including the acceleration of amortization of DAC mentioned above, was $313.4 million, $249.0 million and $187.1 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Amortization of DAC is allocated to: (1) net realized investment and other gains (losses) for those products in which such gains (losses) have a direct impact on the amortization of DAC; (2) unrealized investment gains and losses, net of tax, to provide for the effect on the DAC asset that would result from the realization of unrealized gains and losses on assets backing participating traditional life insurance and universal life and investment-type contracts; and
(3) a separate component of benefits and expenses to reflect amortization related to the gross margins or profits, excluding realized gains and losses, relating to policies and contracts in force.

Net realized investment and other gains (losses) related to certain products have a direct impact on the amortization of DAC as such gains and losses affect the amount and timing of profit emergence. Accordingly, to the extent that such amortization results from net realized investment and other gains (losses), management believes that presenting realized investment gains and losses net of related amortization of DAC provides information useful in evaluating the operating performance of the Company. This presentation may not be comparable to presentations made by other insurers.

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

Goodwill and Other Intangible Assets

The excess of cost over the fair value of net assets of businesses acquired in business combinations (goodwill) is recognized as indefinite-lived intangible assets which are included in other assets in the consolidated balance sheets. Starting in 2002, goodwill is not amortized, rather it is reviewed for impairment annually using valuations of reporting units based on earnings and book value multiples and by reference to similar multiples of publicly traded peers, and additionally reviewed whenever significant events or changing circumstances indicate that an impairment may exist. Prior to 2002, goodwill relating to

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (continued)

acquisitions completed before July 1, 2001 was amortized on a systematic basis over periods not exceeding 40 years.

The Company records intangible assets representing the present value of estimated future profits of insurance policies inforce related to businesses acquired. These assets are recorded as the value of business acquired (VOBA), and are included in other assets in the consolidated balance sheets. VOBA is amortized over the related policy periods, up to 30 years. VOBA amortization expense is recognized each period in proportion to the change in the present value of expected gross profits, or in proportion to the recognition of premiums related to the policies acquired, depending on the nature of the policies acquired.

The cost of mutual fund investment management contracts acquired is recorded as indefinite-lived intangible assets and is included in other assets in the consolidated balance sheets. These management contract intangible assets are not amortized, instead they are reviewed for impairment using the same testing regimen as is used for goodwill. Refer to Note 17 - Goodwill and Other Intangible Assets for presentation of summarized financial information regarding all of these intangible assets.

Separate Accounts

Separate account assets and liabilities reported in the accompanying consolidated balance sheets represent funds that are administered and invested by the Company to meet specific investment objectives of the contractholders. Net investment income and net realized investment and other gains (losses) generally accrue directly to such contractholders who bear the investment risk, subject, in some cases, to principal guarantees and minimum guaranteed rates of income. The assets of each separate account are legally segregated and are not subject to claims that arise out of any other business of the Company. Separate account assets are reported at fair value. Deposits, net investment income and net realized investment and other gains (losses) of separate accounts are not included in the revenues of the Company. Fees charged to contractholders, principally mortality, policy administration and surrender charges, are included in universal life and investment-type product charges.

Future Policy Benefits and Policyholders' Funds

Future policy benefits for participating traditional life insurance policies are based on the net level premium method. This net level premium reserve is calculated using the guaranteed mortality and dividend fund interest rates, which range from 2.5% to 6.2%. The liability for annual dividends represents the accrual of annual dividends earned. Settlement dividends are accrued in proportion to gross margins over the life of the contract.

For non-participating traditional life insurance policies, future policy benefits are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency, interest and expenses established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on the Company's experience, which, together with interest and expense assumptions, include a margin for adverse deviation. Benefit liabilities for annuities during the accumulation period are equal to accumulated contractholders' fund balances and after annuitization are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 2.5% to 9.5% for life insurance liabilities, from 2.0% to 14.2% for individual annuity liabilities and from 2.0% to 11.3% for group annuity liabilities.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (continued)

Policyholders' funds for universal life and investment-type products, including guaranteed investment contracts and funding agreements, are equal to the policyholder account values before surrender charges. Policy benefits that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policyholders' account balances. Interest crediting rates range from 4.25% to 7.17% for universal life products and from 1.4% to 13.8% for investment-type products.

Major components of policyholders' funds presented in the consolidated balance sheets are summarized as follows:

                                                                             December 31
                                                                           2002         2001
                                                                     ---------------------------
                                                                            (in millions)
Liabilities for policyholders' funds
     Guaranteed investment contracts.............................      $  5,952.4   $  6,808.5
     U.S. funding agreements.....................................           143.4         67.1
     Global funding agreements backing medium-term notes.........        12,264.7      9,490.4
     Other investment-type contracts.............................         2,274.3      2,247.7
                                                                     ---------------------------

         Total liabilities for investment type contracts.........        20,634.8     18,613.7

Liabilities for individual annuities.............................            54.8         56.6
Universal life and other reserves................................         1,881.4      1,860.0
                                                                     ---------------------------

         Total liabilities for policyholders' funds..............      $ 22,571.0   $ 20,530.3
                                                                     ===========================

Global Funding Agreements

The Company has two distribution programs for global funding agreements that back medium-term notes sold world-wide. Under these programs, global funding agreements are purchased by special purpose entities (SPEs) that fund their purchases of the global funding agreements with the proceeds from their issuance of medium-term notes to investors. These entities pledge the global funding agreements as security for the repayment of their medium-term notes, but the notes are non-recourse to the Company and its subsidiaries. Under the two distribution programs, as of December 31, 2002 and 2001, the Company had $12.0 billion and $9.5 billion, respectively, of global funding agreements outstanding. These global funding agreements are investment products that pay a stated rate of interest on the principal amount and repay the principal at maturity, and may not be terminated or surrendered prior to maturity. Claims for principal and interest under these kinds of global funding agreements are afforded equal priority to claims of life insurance and annuity policyholders under the insolvency provisions of the Massachusetts Insurance Laws. If a medium-term note issued by one of the SPEs is denominated in a currency different from the currency of the related global funding agreement, the Company also enters into a currency swap with the SPE, or with a third party, to match currencies. Similarly, the Company may enter into an interest rate swap with the SPE to match the interest rate characteristics of the global funding agreement to those of the related medium-term note.

Under the first program, established in May 1998 for $2.5 billion, expanded to $7.5 billion in 1999, an SPE issued medium-term notes in Europe, Asia and Australia. As of December 31, 2002 and 2001, there was $3.8 billion and $3.9 billion, respectively, outstanding under this program. This SPE is consolidated in the Company's financial statements. The medium-term notes issued by this SPE are reported with global funding agreements in the Company's consolidated balance sheets.

Under the second program, established in June 2000, for $5.0 billion, expanded to $7.5 billion in 2001 and expanded again to $10.0 billion in 2002, an SPE issued medium-term notes in Europe, Asia, and to institutional investors in the United States. As of December 31, 2002 and 2001, there was $8.2 billion and $5.6 billion, respectively, outstanding under this program. This SPE is a qualifying special purpose entity (QSPE) in accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", and is therefore not consolidated in the Company's financial statements. The funding agreements backing the related medium-term notes are included in policyholders' funds in the Company's consolidated balance sheets.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (continued)

At December 31, 2002, the annual contractual maturities of global funding agreements on notes issued under both programs were as follows: 2003 - $1,761.0 million; 2004 - $2,004.5 million; 2005 - $1,897.0 million; 2006 - $2,144.5 million; 2007 - $661.6 million; 2008 and thereafter - $3,531.8 million.

Participating Insurance

Participating business represents approximately 81.6%, 76.6%, and 86.3% of the Company's life insurance in force, 96.3%, 98.1%, and 97.9% of the number of life insurance policies in force, and 92.5%, 92.1% and 99.6%, of life insurance premiums in 2002, 2001 and 2000, respectively.

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

Stock-Based Compensation

At December 31, 2002, the Company has two stock-based compensation plans, which are described more fully in Note 16 - Stock Compensation Plans. For the periods covered by this report, the Company applies the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for those plans. No compensation expense is reflected in net income for stock option grants to employees and non-employee board members of the Company. All options granted under those plans had an exercise price equal to the market value of JHFS common stock on the date of grant. The Company did recognize compensation expense for grants of non-vested stock to employees and non-employee board members and grants of stock options to non-

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (continued)

employee general agents. See Note 16 - Stock Compensation Plans for additional discussion. The following table illustrates the pro forma effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                                           For the period
                                                                             February 1       Year Ended
                                        Year Ended        Year Ended          through      December 31, 2000
                                        December 31,      December 31,      December 31,       Pro Forma
                                           2002              2001              2000          (unaudited)
                                      --------------------------------------------------------------------
                                                                  (in millions)

Net income, as reported...........       $ 458.9            $573.9            $750.3           $792.2
Add: Stock-based employee
   compensation expense
   included in reported net
   income, net of related tax
   effects........................           0.9               0.8                --               --
Deduct: Total stock-based
   employee compensation
   expense determined under
   fair value method for all
   awards, net of related tax
   effects (unaudited)............          55.0              34.1               1.5              2.2
                                      --------------------------------------------------------------------
Pro forma net income
   (unaudited)....................       $ 404.8            $540.6            $748.8           $790.0
                                      ====================================================================

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

Severance

During 2002, the Company continued its ongoing Competitive Position Project. This project was initiated in the first quarter of 1999 to reduce costs and increase future operating efficiency by consolidating portions of the Company's operations and is expected to continue through at least 2003. The project consists primarily of reducing staff in the home office and terminating certain operations outside the home office.

Since the inception of the project, approximately 1,400 employees have been terminated. As of December 31, 2002 and 2001, the liability for employee termination costs included in other liabilities was $12.4 million and $18.0 million, respectively. Employee termination costs, net of related pension and other post employment benefit curtailment gains, are included in other operating costs and expenses and were $18.6 million, $40.0 million and $18.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. Benefits paid since the inception of the project were $97.1 million through December 31, 2002.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (continued)

Cumulative Effect of Accounting Changes

During the first quarter of 2001, the Company changed the method of accounting for the recognition of deferred gains and losses considered in the calculation of the annual expense for its employee pension plan under SFAS No. 87, "Employers' Accounting for Pensions," and for its postretirement health and welfare plans under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company changed the method of recognizing gains and losses from deferral within a 10% corridor and amortization of gains outside this corridor over the future working careers of the participants to deferral within a 5% corridor and amortization of gains and losses outside this corridor over the future working careers of the participants. The new method is preferable because in the Company's situation, it produces results that more closely match current economic realities of the Company's retirement and welfare plans through the use of the current fair values of assets while still mitigating the impact of extreme gains and losses. As a result, on January 1, 2001, the Company recorded a credit of $18.6 million (net of tax of $9.9 million), related to its employee benefit pension plans, and a credit of $4.7 million (net of tax of $2.6 million), related to its postretirement health and welfare plans. The total credit recorded as a cumulative effect of an accounting change was $23.3 million (net of tax of $12.5 million) for the year ended December 31, 2001. This change in accounting increased net income for the year ended December 31, 2001 by $4.4 million. The unaudited pro forma results for the years ended December 31, 2001 and 2000, assuming this change in accounting had taken place as of the beginning of 2001 and 2000, would not be materially different from the reported results.

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

Recent Accounting Pronouncements

FASB Derivative Implementation Group Issue No. 36 - Embedded Derivatives:
Bifurcation of a Debt Instrument that Incorporates Both Interest Rate Risk and Credit Rate Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of that Instrument

In February 2002, the Derivative Implementation Group (DIG) exposed for comment SFAS No. 133 Implementation Issue No. 36, "Embedded Derivatives: Bifurcation of a Debt Instrument that Incorporates Both Interest Rate Risk and Credit Rate Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of that Instrument" (DIG B36). DIG B36 addresses whether FAS 133 requires bifurcation of a debt instrument into a debt host contract and an embedded derivative if the debt instrument incorporates both interest rate risk and credit risk exposures that are unrelated or only partially related to the creditworthiness of the issuer of that instrument. Under DIG B36 modified coinsurance and coinsurance with funds withheld reinsurance agreements as well as other types of receivables and payables where interest is determined by reference to a pool of fixed maturity assets or a total return debt index are examples of arrangements containing embedded derivatives requiring bifurcation. DIG B36 is not expected to be finalized by the FASB until the second quarter of 2003.

If DIG B36 is finalized in its current form, the Company has determined that certain of its reinsurance receivables/(payables) and certain of its insurance products would contain embedded derivatives requiring bifurcation. The Company has not yet determined the fair value of the related embedded derivatives in these products. Management believes that the embedded derivatives would not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Interpretation 46 - Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," (FIN 46) which clarifies the consolidation accounting guidance of Accounting Research Bulletin No. 51,

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (continued)

"Consolidated Financial Statements," (ARB No. 51) to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Such entities are known as variable interest entities (VIEs).

Controlling financial interests of a VIE are identified by the exposure of a party to the VIE to a majority of either the expected losses or residual rewards of the VIE, or both. Such parties are primary beneficiaries of the VIE and FIN 46 requires that the primary beneficiary of a VIE consolidate the VIE. FIN 46 also requires new disclosures for significant relationships with VIEs, whether or not consolidation accounting is either used or anticipated. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003 to VIEs in which an enterprise holds a variable interest that is acquired before February 1, 2003.

The Company cannot, at this time, reliably estimate the future potential impact of consolidating any VIEs with which it is involved. Additional liabilities recognized as a result of consolidating VIEs with which the Company is involved would not represent additional claims on the general assets of the Company; rather, they would represent claims against additional assets recognized by the Company as a result of consolidating the VIEs. Conversely, additional assets recognized as a result of consolidating these VIEs would not represent additional assets which the Company could use to satisfy claims against its general assets, rather they would be used only to settle additional liabilities recognized as a result of consolidating the VIEs. Refer to Note 4 - Relationships with Variable Interest Entities for a more complete discussion of the Company's relationships with VIEs, their assets and liabilities, and the Company's maximum exposure to loss as a result of its involvement with them.

SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123

In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation which is an optional alternative method of accounting presented in SFAS No. 123, "Accounting for Stock-Based Compensation." In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148's amendment of the transition and annual disclosure provisions of SFAS No. 123 are effective for fiscal years ending after December 15, 2002. The Company will adopt the fair value provisions of SFAS No. 123 as of January 1, 2003 and utilize the transition provisions described in SFAS No. 148, on a prospective basis to awards granted after December 31, 2002. Adoption of the fair value provisions of SFAS No. 123 will have a material impact on the Company's net income. The Company has adopted the disclosure provisions of SFAS No. 148, see Note 1 - Summary of Significant Accounting Policies, Stock-Based Compensation above, and Note 16 - Stock Compensation Plans.

For the periods covered by this report, Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees" was applied. APB No. 25 provides guidance on how to account for the issuance of stock and stock options to employees. The Company adopted APB No. 25 upon its demutualization and JHFS' IPO effective February 1, 2000. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of JHFS' stock at the date of grant over the amount an employee must pay to acquire the stock. Any resulting compensation cost is recognized over the requisite vesting period based on market value on the date of the grant. APB No. 25 was amended by SFAS No. 123, to require pro forma disclosures of net income and earnings per share as if a "fair value" based method was used. On March 31, 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25" (FIN 44). FIN 44 clarifies guidance for certain issues that arose in the application of APB No. 25. The Company was required to adopt the Interpretation on July 1, 2000. FIN 44 did not have a material impact on the Company's results of operations or financial position.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (continued)

FASB Interpretation No. 45 - Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires certain types of guarantees to be recorded by the guarantor as liabilities to the guarantor, at fair value. This differs from current practice, which generally requires recognition of a liability only when a potential loss is deemed to be probable and is reasonably estimable in amount. FIN 45 does not apply to guarantees that are accounted for under existing insurance accounting principles. FIN 45 requires more extensive disclosures of certain other types of guarantees, including certain categories of guarantees which are already accounted for under specialized accounting principles, such as SFAS No. 133, even when the likelihood of making any payments under the guarantee is remote.

Disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Refer to Note 12 - Commitments, Guarantees and Contingencies. Initial recognition and initial measurement provisions are applicable on a prospective bais to guarantees issued or modified after December 31, 2002. The Company cannot determine the impact, if any, of adopting FIN 45.

SFAS No. 146 - Accounting for Costs Associated with Exit or Disposal Activities

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires recognition of a liability for exit or disposal costs, including restructuring costs, when the liability is incurred rather than at the date of an entity's commitment to a formal plan of action. SFAS No. 146 applies to one-time termination benefits provided to current employees that are involuntarily terminated under the terms of a one-time benefit arrangement. An ongoing benefit arrangement is presumed to exist if a company has a past practice of providing similar benefits. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

SFAS No. 142 - Goodwill and Other Intangible Assets

In January 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets deemed to have indefinite lives no longer be amortized to earnings, but instead be reviewed at least annually for impairment. Intangible assets with definite lives will continue to be amortized over their useful lives. The Company's adoption of SFAS No. 142 on January 1, 2002, and the cessation of amortization of previously amortizable goodwill and management contracts resulted in an increase in net income of $7.4 million (net of tax of $3.4 million) for the year ended December 31, 2002. The Company has performed the required initial impairment tests of goodwill and management contracts as of January 1, 2002, and has also performed the first annual impairment test as of September 30, 2002, based on the guidance in SFAS No. 142. The Company evaluated the goodwill and indefinite lived management contracts for impairment using valuations of reporting units based on earnings and book value multiples and by reference to similar multiples of publicly traded peers. No goodwill or management contract impairments resulted from these required impairment tests.

Issue 01-10 - Accounting for the Impact of the Terrorist Attacks of September 11, 2001

In September 2001, FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001." Issue 01-10 presents guidance relative to accounting for and financial reporting of the events of September 11, 2001 (the Events), including both how and when to measure, record and report losses and any resulting liabilities which are directly attributable to the Events. Based on a comprehensive review of the Company's operations, the Company believes that the Events had no material financial impact on the Company's results of operations or financial position.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (continued)

SFAS No. 141 - Business Combinations

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

Issue No. 99-20 - Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets

In January 2001, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." Issue 99-20 requires investors in certain asset-backed securities to record changes in their estimated yield on a prospective basis and specifies evaluation methods with which to evaluate these securities for an other-than-temporary decline in value. The adoption of EITF 99-20 did not have a material financial impact on the Company's results of operations or financial position.

Statement of Position 00-3 - Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and Certain Long-Duration Participating Contracts

In December 2000, the AICPA issued SOP 00-3, "Accounting by Insurance Enterprises for Demutualizations and Formations of Mutual Insurance Holding Companies and Certain Long-Duration Participating Contracts." The SOP, which was adopted with respect to accounting for demutualization expenses by the Company on December 31, 2000, requires that demutualization related expenses be classified as a single line item within income from continuing operations and should not be classified as an extraordinary item. On October 1, 2001, the Company adopted the remaining provisions of SOP 00-3 which required the reclassification of $9,710.0 million and $12,035.9 million of closed block assets and liabilities, respectively at December 31, 2000, and $1,467.7 million and $1,343.6 million of closed block revenues, and benefits and expenses, respectively, for the period from February 1, 2000 (date of demutualization) to December 31, 2000, all of which were reclassified to other existing asset, liability, revenue, and benefit and expense accounts. The required implementation of SOP 00-3 also resulted in a reduction of net income of $20.2 million (net of tax of $6.6 million), for the period from February 1, 2000 to December 31, 2000 and $3.4 million (net of tax of $1.8 million), for the nine months ended September 30, 2001. Previously reported net income included higher than expected closed block results primarily due to higher investment earnings and better mortality and lapse experience, which upon the adoption of SOP 00-3, were excluded from net income and set up in the PDO liability. Finally, adoption also resulted in the recognition of a policyholder dividend obligation of $77.0 million at December 31, 2000, which represents cumulative actual closed block earnings in excess of expected periodic amounts calculated at the date of the demutualization. See Note 7 for a summary description of the closed block assets, liabilities, revenues and expenses.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies (continued)

SFAS No. 140 - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities

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

The Company provides JHFS, its parent, with personnel, property, and facilities in carrying out certain of its corporate functions. The Company annually determines a fee (the parent company service fee) for these services and facilities based on a number of criteria, which are periodically revised to reflect continuing changes in the Company's operations. The parent company service fee is included in other operating costs and expenses within the Company's income statements. The Company charged JHFS service fees of $23.0 million, $28.5 million and $19.8 million for the years ending December 31, 2002, 2001 and 2000, respectively. As of December 31, 2002, JHFS was current in its payments to the Company related to these services.

The Company provides certain administrative and asset management services to its pension plans and employee welfare trust (the Plans). Fees paid to the Company for these services were $6.9 million, $8.4 million and $6.4 million during the years ended December 31, 2002, 2001 and 2000, respectively.

During the year ended 2002, the Company paid approximately $180.0 million in premiums to an affiliate, John Hancock Insurance Company of Vermont (JHIC of Vermont) for certain insurance services. Approximately $100.0 million of these premiums were for corporate owned life insurance (COLI), which provides insurance coverage for key management employees. The death benefit on this COLI product would cover the cost of replacing these employees, including recruiting, training, and development. The remaining $80.0 million were in Trust Owned Health Insurance (TOHI) premiums, a funding vehicle for postretirement medical benefit plans, which offers customers an insured medical benefit-funding program in conjunction with a broad range of investment options.

The Company has reinsured certain portions of its long term care insurance and group pension businesses with John Hancock Reassurance Company, Ltd. of Bermuda (JHReCo), an affiliate and wholly owned subsidiary of JHFS. The Company entered into these reinsurance contracts in order to facilitate its capital management process. These reinsurance contracts are primarily written on a funds withheld basis where the related financial assets remain invested at the Company. As a result, the Company recorded a liability for coinsurance amounts withheld from JHReCo of $1,631.5 million and $1,158.9 million at December 31, 2002 and 2001, respectively, which are included with other liabilities in the consolidated balance sheets and recorded reinsurance recoverable from JHReCo of $2,043.7 million and $1,504.6 million at December 31, 2002 and 2001, respectively, which are included with other reinsurance recoverables on the consolidated balance sheets. Premiums ceded to JHReCo were $596.8 million, $740.8 million and $396.7 during the years ended December 31, 2002, 2001 and 2000 respectively.

During the year ended 2002, the Company reinsured certain portions of its group pension businesses with an affiliate, JHIC of Vermont. The Company entered into these reinsurance contracts in order to facilitate its capital management process. These reinsurance contracts are primarily written on a funds withheld basis where the related financial assets remain invested at the Company. As a result, the Company recorded a liability for coinsurance amounts withheld from JHIC of Vermont of $98.6 million at December 31, 2002, which is included with other liabilities in the consolidated balance sheets. At December 31, 2002, the Company had not recorded any reinsurance recoverable from JHIC of Vermont. Reinsurance recoverable is typically recorded with other reinsurance recoverables on the consolidated balance sheet. Premiums ceded by the Company to JHIC of Vermont were $0.8 million during the year ended December 31, 2002.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Investments

The following information summarizes the components of net investment income and net realized investment and other gains (losses):

                                                                                       Years Ended December 31,
                                                                                 2002            2001             2000
                                                                          ------------------------------------------------
                                                                                           (in millions)
Net Investment Income
    Fixed maturities.................................................        $3,017.3         $2,721.2        $2,456.2
    Equity securities................................................            10.6             29.7            23.3
    Mortgage loans on real estate....................................           775.8            774.4           796.2
    Real estate......................................................            72.1             67.7            82.7
    Policy loans.....................................................           120.1            118.4           112.7
    Short-term investments...........................................            20.5             73.9           147.1
    Other............................................................          (210.4)           101.4           200.7
                                                                          ---------------  --------------  ---------------
    Gross investment income..........................................         3,806.0          3,886.7         3,818.9

        Less investment expenses.....................................           225.0            240.5           255.0
                                                                          ---------------  --------------  ---------------

Net investment income.................................................        $3,581.0        $3,646.2        $3,563.9
                                                                          ---------------  --------------  ---------------

Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs, amounts credited to the policyholder dividend obligation and amounts credited to participating pension contractholders
    Fixed maturities.................................................          (660.9)          (392.6)       $ (135.3)
    Equity securities................................................           101.2            165.7           196.1
    Mortgage loans on real estate and real estate to be disposed of..            (7.9)           (71.2)          (15.2)
    Derivatives and other invested assets............................            43.0             48.2            44.3
    Amortization adjustment for deferred policy acquisition costs....            38.9             29.4             9.4
    Amounts credited to the policyholder dividend obligation.........            11.9             17.0           (14.1)
    Amounts credited to participating pension contractholders........            23.3            (42.3)           (6.9)
                                                                          ---------------  --------------  ---------------

Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs, amounts credited to the policyholder dividend obligation and amounts
    credited to participating pension contractholders................        $ (450.5)        $ (245.8)       $   78.3
                                                                          ===============  ==============  ===============

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Investments - (continued)

Gross gains of $320.0 million in 2002, $433.1 million in 2001 and $294.6 million in 2000, and gross losses of $176.0 million in 2002, $150.6 million in 2001 and $123.6 million in 2000, were realized on the sale of available-for-sale securities.

The Company's investments in held-to-maturity securities and available-for-sale securities are summarized below:

                                                                                 Gross        Gross
                                                                  Amortized    Unrealized   Unrealized      Fair
                                                                     Cost        Gains        Losses       Value
                                                                 ----------------------------------------------------
                                                                                    (in millions)
December 31, 2002
Held-to-Maturity:

Corporate securities..........................................     $  1,189.6  $   32.2     $    4.5      $ 1,217.3

Mortgage-backed securities....................................          533.3      30.0          7.6          555.7

Obligations of states and political subdivisions..............            4.1       0.1           --            4.2
                                                                 ----------------------------------------------------

     Total fixed maturities held-to-maturity..................     $  1,727.0  $   62.3     $   12.1      $ 1,777.2
                                                                 ====================================================

Available-for-Sale:

Corporate securities..........................................     $ 33,569.7  $1,815.7     $1,156.2      $34,229.2

Mortgage-backed securities....................................        6,874.2     384.0        268.4        6,989.8

Obligations of states and political subdivisions..............          295.4      22.5           --          317.9

Debt securities issued by foreign governments.................          291.5      36.0          2.5          325.0

U.S. Treasury securities and obligations of
     U.S. government corporations and agencies................          175.7       8.7           --          184.4
                                                                 ----------------------------------------------------

Fixed maturities available-for-sale...........................       41,206.5   2,266.9      1,427.1       42,046.3

Equity securities.............................................          307.5      69.4         27.3          349.6
                                                                 ----------------------------------------------------

     Total fixed maturities and equity securities
         available-for-sale...................................     $ 41,514.0  $2,336.3     $1,454.4      $42,395.9
                                                                 ====================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Investments - (continued)

                                                                                       Gross        Gross
                                                                        Amortized    Unrealized   Unrealized      Fair
                                                                           Cost        Gains        Losses       Value
                                                                       ----------------------------------------------------
                                                                                          (in millions)
December 31, 2001
Held-to-Maturity:

Corporate securities...............................................     $  1,073.9    $    28.3    $    15.2   $  1,087.0

Mortgage-backed securities.........................................          844.9         14.5         43.0        816.4

Obligations of states and political subdivisions...................            4.7          0.1           --          4.8
                                                                       ----------------------------------------------------

     Total fixed maturities held-to-maturity.......................     $  1,923.5    $    42.9    $    58.2   $  1,908.2
                                                                       ====================================================

Available-for-Sale:

Corporate securities...............................................     $ 29,680.2    $ 1,103.5    $   879.1   $ 29,904.6

Mortgage-backed securities.........................................        5,252.7        125.1         98.7      5,279.1

Obligations of states and political subdivisions...................           93.3          5.5          0.2         98.6

Debt securities issued by foreign governments......................          457.1         44.7          4.0        497.8

U.S. Treasury securities and obligations of
     U.S. government corporations and agencies.....................          294.7          3.8          6.5        292.0
                                                                       ----------------------------------------------------

Fixed maturities available-for-sale................................       35,778.0      1,282.6        988.5     36,072.1

Equity securities..................................................          433.1        175.5         46.3        562.3
                                                                       ----------------------------------------------------

     Total fixed maturities and equity securities
         available-for-sale........................................     $ 36,211.1    $ 1,458.1    $ 1,034.8   $ 36,634.4
                                                                       ====================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Investments - (continued)

The amortized cost and fair value of fixed maturities at December 31, 2002, by contractual maturity, are shown below:

                                                 Amortized              Fair
                                                   Cost                 Value
                                               ---------------------------------
                                                         (in millions)
Held-to-Maturity:
Due in one year or less.....................     $    17.7          $      18.1
Due after one year through five years.......          30.7                 42.3
Due after five years through ten years......         194.1                200.3
Due after ten years.........................         951.2                960.8
                                               ---------------   ---------------
                                                   1,193.7              1,221.5

Mortgage-backed securities..................         533.3                555.7
                                               ---------------   ---------------

Total.......................................     $ 1,727.0          $   1,777.2
                                               ===============   ===============

Available-for-Sale:
Due in one year or less.....................     $ 2,049.3          $   2,090.1
Due after one year through five years.......      10,509.1             10,700.3
Due after five years through ten years......      12,421.6             12,768.1
Due after ten years.........................       9,352.3              9,498.0
                                               ---------------   ---------------
                                                  34,332.3             35,056.5

Mortgage-backed securities..................       6,874.2              6,989.8
                                               ---------------   ---------------

Total.......................................     $41,206.5          $  42,046.3
                                               ===============   ===============

Expected maturities may differ from contractual maturities because eligible borrowers may exercise their right to call or prepay obligations with or without call or prepayment penalties.

The change in net unrealized gains (losses) on trading securities that has been included in earnings during 2002, 2001 and 2000 amounted to $1.7 million, $(1.8) million and $0.1 million, respectively.

The Company participates in a security lending program for the purpose of enhancing income on securities held. At December 31, 2002 and 2001, $625.5 million and $775.4 million, respectively, of the Company's securities, at market value, were on loan to various brokers/dealers, and were fully collateralized by cash and highly liquid securities. The market value of the loaned securities is monitored on a daily basis, and the collateral is maintained at a level of at least 102.0% of the loaned securities' market value.

For 2002, 2001 and 2000, investment results passed through to participating pension contractholders as interest credited to policyholders' account balances amounted to $168.3 million, $170.5 million and $171.7 million, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Investments - (continued)

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

                                                                  Balance at                                  Balance at
                                                                  Beginning                                     End of
                                                                   of Year      Additions      Deductions        Year
                                                                ---------------------------------------------------------
                                                                                      (in millions)
Year ended December 31, 2002
     Mortgage loans on real estate..........................        $ 112.8       $   8.0        $  59.1        $  61.7
     Real estate to be disposed of..........................           83.6          29.6          113.2             --
                                                                ---------------------------------------------------------
Total                                                               $ 196.4       $  37.6        $ 172.3        $  61.7
                                                                =========================================================

Year ended December 31, 2001
     Mortgage loans on real estate..........................        $  81.6       $  37.8        $   6.6        $ 112.8
     Real estate to be disposed of..........................           43.5          46.0            5.9           83.6
                                                                ---------------------------------------------------------
Total                                                               $ 125.1       $  83.8        $  12.5        $ 196.4
                                                                =========================================================

Year ended December 31, 2000
     Mortgage loans on real estate..........................        $ 107.9       $   4.6        $  30.9        $  81.6
     Real estate to be disposed of..........................           58.1          17.1           31.7           43.5
                                                                ---------------------------------------------------------
Total                                                               $ 166.0       $  21.7        $  62.6        $ 125.1
                                                                =========================================================

At December 31, 2001 and 2000, the total recorded investment in mortgage loans that are considered to be impaired under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," along with the related provision for losses were as follows:

                                                                                       December 31,
                                                                                  2002             2001
                                                                              -------------------------------
                                                                                      (in millions)

Impaired mortgage loans on real estate with provision for losses...........       $ 57.2          $ 92.5
Provision for losses.......................................................        (17.1)          (42.6)
                                                                              --------------  ---------------
Net impaired mortgage loans on real estate.................................       $ 40.1          $ 49.9
                                                                              ==============  ===============

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Investments - (continued)

The average recorded investment in impaired loans and the interest income recognized on impaired loans were as follows:

                                                       Years Ended December 31,
                                                       2002     2001      2000
                                                     ---------------------------
                                                             (in millions)

Average recorded investment in impaired loans.......  $ 74.9  $ 62.5    $ 100.3
Interest income recognized on impaired loans........     5.0     8.4        2.9

The payment terms of mortgage loans on real estate may be restructured or modified from time to time. Generally, the terms of the restructured mortgage loans call for the Company to receive some form or combination of an equity participation in the underlying collateral, excess cash flows or an effective yield at the maturity of the loans sufficient to meet the original terms of the loans.

Restructured mortgage loans aggregated $54.8 million and $285.4 million as of December 31, 2002 and 2001, respectively. The expected gross interest income that would have been recorded had the loans been current in accordance with the original loan agreements and the actual interest income recorded were as follows:

                                             Years Ended December 31,
                                     2002              2001             2000
                                  ----------------------------------------------
                                                  (in millions)
Expected.....................       $ 4.8             $24.3            $16.7
Actual.......................         4.7              23.0             16.6

At December 31, 2002, the mortgage portfolio was diversified by specific collateral property type and geographic region as displayed below:

Collateral                                       Carrying        Geographic                                      Carrying
Property Type                                     Amount         Concentration                                    Amount
----------------------------------------------------------------------------------------------------------------------------
                                              (in millions)                                                   (in millions)
Apartments..............................       $   1,416.8       East North Central......................      $   1,108.6
Hotels..................................             450.0       East South Central......................            433.1
Industrial..............................             921.9       Middle Atlantic.........................          1,456.1
Office buildings........................           2,796.4       Mountain................................            491.4
Retail..................................           1,790.0       New England.............................            799.5
Multi family............................               1.4       Pacific.................................          2,147.5
Mixed Use...............................             156.1       South Atlantic..........................          2,242.7
Agricultural............................           2,648.6       West North Central......................            453.2
Other...................................             177.0       West South Central......................            957.8
                                                                 Canada/Other............................            268.3

Allowance for losses....................             (61.7)      Allowance for losses....................            (61.7)
                                               --------------                                                  -------------

Total...................................       $  10,296.5       Total...................................      $  10,296.5
                                               ==============                                                  =============

Mortgage loans with outstanding principal balances of $18.1 million, bonds with amortized cost of $365.0 million and real estate with a carrying value of $0.5 million were non-income producing for the year ended December 31, 2002.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Investments - (continued)

The Company originates commercial mortgages and sells them to Commercial Mortgage Backed Securities Trusts (Trusts), and in certain cases, retains servicing rights to the mortgages sold. These Trusts are QSPEs in accordance with SFAS No. 140 and therefore, as transferor of financial assets to these Trusts, the Company is prohibited from using consolidation accounting for its relationships with them. In accordance with FIN 46, this prohibition will continue. During 2002, 2001 and 2000, the Company sold $343.5 million, $542.9 million and $359.2 million of commercial mortgage loans in securitization transactions, respectively, for which it received net proceeds of $345.2 million, $546.5 million and $362.2 million, respectively, from which it recognized pre-tax gains of $1.9 million, $4.1 million and $3.4 million, respectively, and from which it retained servicing assets of $0.3 million, $0.5 million and $0.4 million, respectively. The Company's mortgage servicing assets were valued, in the aggregate, at $1.3 million and $1.2 million at December 31, 2002 and 2001, respectively.

Depreciation expense on investment real estate was $3.0 million, $4.6 million, and $7.9 million in 2002, 2001, and 2000, respectively. Accumulated depreciation was $49.4 million and $65.1 million at December 31, 2002 and 2001, respectively.

Investments in other assets, which include unconsolidated joint ventures, partnerships, and limited liability corporations, accounted for using the equity method of accounting totaled $1,341.0 million and $1,062.1 million at December 31, 2002 and 2001, respectively. Total combined assets of such investments were $13,864.9 million and $12,541.6 million (consisting primarily of investments), and total combined liabilities were $2,107.5 million and $1,108.6 million (including $1,109.6 million and $580.0 million of loans payable) at December 31, 2002 and 2001, respectively. Total combined revenues and expenses of these investments in 2002 were $779.9 million and $819.1 million, respectively, resulting in ($39.2) million of total combined loss from operations. Total combined revenues and expenses were $942.5 million and $645.2 million, respectively, resulting in 297.3 million of total combined income from operation in 2001. Net investment income on investments accounted for on the equity method totaled $67.7 million, $56.4 million and $143.8 million in 2002, 2001, and 2000, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 4 - Relationships with Variable Interest Entities

The Company has relationships with various types of special purpose entities
(SPEs) and other entities, some of which are variable interest entities (VIEs), as discussed in Note 1 - Summary of Significant Accounting Policies above. Presented below are discussions of the Company's significant relationships with and certain summarized financial information for these entities.

As explained in Note 1 - Summary of Significant Accounting Policies above, additional liabilities recognized as a result of consolidating VIEs in which the Company is involved would not represent additional claims on the general assets of the Company; rather, they would represent claims against additional assets recognized by the Company as a result of consolidating the VIEs. These additional liabilities are non-recourse to the general assets of the Company. Conversely, additional assets recognized as a result of consolidating these VIEs would not represent additional assets which the Company could use to satisfy claims against its general assets, rather they would be used only to settle additional liabilities recognized as a result of consolidating the VIEs.

Collateralized Debt Obligations (CDOs)

The Company acts as investment advisor to certain asset backed investment vehicles, commonly known as collateralized debt obligations (CDOs). The Company also invests in the debt and/or equity of these CDOs, and in the debt and/or equity of CDOs managed by others. CDOs raise capital by issuing debt and equity securities, and use their capital to invest in portfolios of interest bearing securities. The returns from a CDOs portfolio of investments are used by the CDO to finance its operations including paying interest on its debt and paying advisory fees and other expenses. Any net income or net loss is shared by the CDO's equity owners and, in certain circumstances where we manage the CDO, positive investment experience is shared by the Company through variable performance management fees. Any net losses are borne first by the equity owners to the extent of their investments, and then by debt owners in ascending order of subordination or are borne by the issuer of separate account insurance policies. See Note 1 - Summary of Significant Accounting Policies above for a discussion of separate account accounting.

If a CDO does not have sufficient controlling equity capital to finance its expected losses at its origination, in accordance with FASB Interpretation No. 46 - "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" (FIN 46), the CDO is defined as a VIE for purposes of determining and evaluating the appropriate consolidation criteria. While not all CDOs are VIEs, in accordance with FIN 46, where the Company is the primary beneficiary of the CDO, and the CDO is a VIE, the Company will consolidate the financial statements of the CDO into its own financial statements as of July 1, 2003.

In accordance with previous consolidation accounting principles, the Company currently consolidates a CDO only when the Company owns a majority of the CDO's equity, and will continue this practice for CDOs which are not considered VIEs. The Company has not yet finalized its determination of whether each CDO should be considered a VIE, or if each is a VIE, whether the Company would be the primary beneficiary of each.

Owners of securities of CDOs advised by the Company have no recourse to the Company's assets in the event of default by the CDO, unless the Company has guaranteed such securities directly for investors. The Company's risk of loss from any CDO it manages, or in which it invests, is limited to its investment in the CDO and any such guarantees it may have made. All of these guarantees are accounted for under existing insurance industry accounting principles, and the guaranteed assets are recorded on the Company's consolidated balance sheet, at their fair value, as separate account assets. The Company believes it is reasonably possible that it may consolidate one or more of the CDOs which it manages, or will be required to disclose information related to them, or both, as of September 30, 2003, as a result of adopting FIN 46. The table below presents summary financial data for CDOs which the Company manages, and data relating to the Company's maximum exposure to loss as a result of its relationships with them. The Company has determined that it is not the primary beneficiary of any CDO in which it invests in but does not manage and thus will not be required to consolidate any of them. Credit ratings are provided by credit rating agencies, and relate to the debt issued by the CDOs in which the Company has invested.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 4 - Relationships with Variable Interest Entities (continued)

                                                        December 31
                                                  2002              2001
                                              -------------------------------
                                                       (in millions)
Total size of Company-Managed CDOs
Total assets..............................      $6,220.9        $6,368.3
                                              ===============================

     Total debt...........................       3,564.4         3,436.0
     Total other liabilities..............       2,429.7         2,664.3
                                              -------------------------------
Total liabilities.........................       5,994.1         6,100.3
                                              -------------------------------
Total equity..............................         226.8           268.0
                                              -------------------------------
Total liabilities and equity..............      $6,220.9        $6,368.3
                                              ===============================

                                                                                 December 31
                                                                            2002                2001
                                                                     -----------------------------------
                                                                       (in millions, except percents)
Maximum exposure of the Company to losses from Company-Managed CDOs
Investments in Tranches of Company-managed CDOs, by credit
rating (Moody's / Standard & Poor's):
   Aaa/AAA ..................................................         $380.2     53.8%   $502.9     58.9%
   A3/A- ....................................................           14.5      2.1      14.5      1.7
   Baa2/BBB .................................................          218.0     31.0     218.0     25.6
   Ba2/BB ...................................................            7.0      1.0      18.5      2.2
   B3/B- ....................................................            6.0      0.8        --       --
   Not rated (equity) .......................................           79.8     11.3      98.9     11.6
                                                                     -----------------------------------
Total Company exposure ......................................         $705.5    100.0%   $852.8    100.0%
                                                                     ===================================

The Company has determined that each of its relationships with any CDO which it does not manage is not significant, and has therefore not included information related to CDOs which it does not manage above.

Low-Income Housing Properties

The Company generates income tax benefits by investing in apartment properties (the Properties) that qualify for low income housing and/or historic tax credits. The Company invests in the Properties directly, and also invests indirectly via limited partnership real estate investment funds (the Funds), and which are consolidated into the Company's financial statements. The Properties are each organized as limited partnerships or limited liability companies each having a managing general partner or a managing member. The Company is usually the sole limited partner or investor member in each Property; it is not the general partner or managing member in any Property.

The Properties typically raise additional capital by qualifying for long-term debt, which at times is guaranteed or otherwise subsidized by federal or state agencies, or by Fannie Mae. In certain cases, the Company invests in the mortgages of the Properties, which are non-recourse to the general assets of the Company. In the event of default by a mortgagee of a Property, the mortgage is subject to foreclosure. Conversely, the assets of the Properties are not available to satisfy claims against the general assets of the Company. No Property in which the Company has been involved has undergone foreclosure. The Company's maximum loss in relation to the Properties is limited to its equity investment in the Properties, future equity commitments made, and where the Company is the mortgagor, the outstanding balance of the mortgages originated for the Properties, and outstanding mortgage commitments the Company has made to the Properties.

The Company currently uses the equity method of accounting for its investments in the Properties. In some cases, the Company receives distributions from the Properties which are based on a portion of the actual cash flows and receives Federal income tax credits in recognition of its investments in each of the Properties for a period of ten years.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 4 - Relationships with Variable Interest Entities (continued)

The Company is evaluating whether the Properties are VIEs in accordance with FIN
46. The Company considers it reasonably possible that it may consolidate each property, or be required to disclose information about them, as a result of adopting FIN 46. The table below presents summary financial data for the Properties, and data relating to the Company's maximum exposure to loss as a result of these relationships.

                                                       December 31,
                                                 2002                2001
                                           ----------------------------------
                                                      (in millions)
Total size of Properties (1)
Total assets...........................      $  682.2              $ 550.2
                                           ==================================

     Total debt .......................         396.4                326.6
     Total other liabilities ..........         101.8                 81.1
                                           ----------------------------------
Total liabilities .....................         498.2                407.7
                                           ----------------------------------
Total equity ..........................         184.0                142.5
                                           ----------------------------------
Total liabilities and equity ..........      $  682.2              $ 550.2
                                           ==================================

                                                                              December 31,
                                                                       2002                  2001
                                                                  ------------------------------------
                                                                             (in millions)
Maximum exposure of the Company to losses from Properties
Equity investment in the Properties (1).....................         $177.0                 $134.3
Outstanding equity capital commitments to the Properties....          139.4                  102.9
Carrying value of mortgages for the Properties..............           65.2                   62.5
Outstanding mortgage commitments to the Properties..........            5.1                    4.8
                                                                  ------------------------------------
Total Company exposure......................................         $386.7                 $304.5
                                                                  ====================================

(1) Certain data is reported with a one-year delay, due to the delayed availability of audited financial statements of the Funds.

Other

The Company has a number of relationships with a disparate group of entities (Other Entities), which result from the Company's direct investment in the equity and/or debt of the Other Entities. Two are energy investment partnerships, one is an investment fund organized as a limited partnership, one is a ski resort developer / operator, one is a step van manufacturer and one is a manufacturing company whose debt the Company invested in, and which subsequently underwent a corporate reorganization. The Company is evaluating whether each is a VIE, but considers it reasonably possible that it may consolidate each of these entities, or be required to disclose information about them, as a result of adopting FIN 46. The Company has made no guarantees to any other parties involved with these entities, and has no further equity or debt commitments to them. The Company's maximum exposure to loss as a result of its relationships with these entities is limited to its investment in them.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 4 - Relationships with Variable Interest Entities (continued)

The table below presents summary financial data for the Properties, and data relating to the Company's maximum exposure to loss as a result of its relationships with the Other Entities.

                                                                                  December 31
                                                                        2002                           2001
                                                                 ----------------------------------------------
                                                                                 (in millions)
Total size of Other Entities (1)
Total assets ..............................................          $ 301.6                        $ 339.7
                                                                 ==============================================

     Total debt ...........................................            310.7                          308.3
     Total other liabilities ..............................             66.2                           88.0
                                                                 ----------------------------------------------
Total liabilities .........................................            376.9                          396.3
                                                                 ----------------------------------------------
Total equity (2)...........................................            (75.3)                         (56.6)
                                                                 ----------------------------------------------
Total liabilities and equity  .............................          $ 301.6                        $ 339.7
                                                                 ==============================================


                                                                                  December 31
                                                                       2002                           2001
                                                                 ----------------------------------------------
                                                                                 (in millions)
Maximum exposure of the Company to losses from Other Entities
Combined equity and debt investments in the Other Entites..          $ 153.7                        $ 126.8
                                                                 ----------------------------------------------
Total Company exposure.....................................          $ 153.7                        $ 126.8
                                                                 ==============================================

(1) Certain data is reported with a one-year delay, due to the delayed availability of audited financial statements of the Other Entities.

(2) The negative equity results from the inclusion of the ski resort operator mentioned above in the table. The entity has an accumulated deficit from prior operations, but is current on its debt service and is cash flow positive. The total equity shown above has not been adjusted to remove the portion attributable to other shareholders.

Note 5 -- Derivatives and Hedging Instruments

The fair value of derivative instruments classified as assets at December 31, 2002 and 2001 were $346.9 million and $331.2 million, respectively, and appear on the consolidated balance sheet in other assets. The fair value of derivative instruments classified as liabilities at December 31, 2002 and 2001were $1,165.2 million and $580.0 million, respectively, and appear on the consolidated balance sheet in other liabilities.

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

The Company enters into purchased interest rate cap agreements, cancelable interest rate swap agreements, and written swaptions to manage the interest rate exposure of options that are embedded in certain assets and liabilities. A written swaption obligates the Company to enter into an interest rate agreement on the expiration date contingent on future interest rates. Purchased interest rate cap and floor agreements are contracts with a counterparty which require the payment of a premium for the right to receive payments for the difference between the cap or floor interest rate

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 5 -- Derivatives and Hedging Instruments (continued)

and a market interest rate on specified future dates based on an underlying principal balance (notional principal). Amounts earned on interest rate cap and floor agreements and swaptions are recorded as an adjustment to net investment income.

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

For the years ended December 31, 2002 and 2001, the Company recognized a net loss of $ 19.5 million and a net loss of $16.5 million, respectively, related to the ineffective portion of its fair value hedges, and a net loss of $ 6.4 million and a net gain of $1.9 million, respectively, related to the portion of the hedging instruments that were excluded from the assessment of hedge effectiveness. Both of these amounts are recorded in net realized investment and other gains and losses. For years ended December 31, 2002 and 2001, all of the Company's hedged firm commitments qualified as fair value hedges.

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

For the years ended December 31, 2002 and 2001, the Company recognized a gain of $7.2 million and a loss of $0.2 million, respectively, related to the ineffective portion of its cash flow hedges. These amounts are recorded in net realized investment and other gains and losses. For the years ended December 31, 2002 and 2001, all of the Company's hedged forecast transactions qualified as cash flow hedges.

For the years ended December 31, 2002 and 2001, a net gain of $0.5 million and a net loss of $0.2 million, respectively, were reclassified from other accumulated comprehensive income to earnings. It is anticipated that approximately $3.5 million will be reclassified from other accumulated comprehensive income to earnings within the next twelve months. The maximum length for which variable cash flows are hedged is 24 years.

For the years ended December 31, 2002 and 2001, none of the Company's cash flow hedges have been discontinued because it was probable that the original forecasted transactions would not occur by the end of the originally specified time period documented at inception of the hedging relationship.

The transition adjustment for the adoption of SFAS No. 133, as amended, resulted in an increase in other comprehensive income of $23.0 million (net of tax of $12.3 million) representing the accumulation in other comprehensive income of the effective portion of the Company's cash flow hedges as of January 1, 2001. For the years ended December 31, 2002 and 2001, $175.4 million of gains (net of tax of $94.5 million) and $3.8 million of loss (net of tax of $2.1 million) representing the effective portion of the change in fair value of derivative instruments designated as cash flow hedges was added to accumulated other comprehensive income, resulting in balances of $194.5 million (net of tax of $104.8 million) and $19.1 million (net of tax of $10.3 million), respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 5 -- Derivatives and Hedging Instruments (continued)

Derivatives Not Designated as Hedging Instruments

The Company enters into interest rate swap agreements, cancelable interest rate swap agreements, total return swaps, interest rate futures contracts, and interest rate cap and floor agreements to manage exposure to interest rates as described above under Fair Value Hedges without designating the derivatives as hedging instruments.

In addition, the Company uses interest rate floor agreements to hedge the interest rate risk associated with minimum interest rate guarantees in certain of its life insurance and annuity businesses without designating the derivatives as hedging instruments.

Note 6 -- Income Taxes

The Company participates in the filing of a life/non-life insurance consolidated federal income tax return. The life insurance company sub-group includes three domestic life insurance companies (the Company, John Hancock Variable Life Insurance Company and Investors Partner Life Insurance Company) and a Bermuda life insurance company (John Hancock Reassurance Company, Ltd.) that is treated as a U.S. company for federal income tax purposes. The non-life insurance company subgroup consists of John Hancock Financial Services, Inc., John Hancock Subsidiaries, LLC and John Hancock International Holdings, Inc.

In addition to taxes on operations, mutual life insurance companies are charged an equity base tax. The Mutual Company was a mutual life insurance company for the entire year 1999, therefore it was subject to the re-computation of its 1999 equity base tax liability in its 2000 tax return. The equity base tax is determined by application of an industry-based earnings rate to the Mutual Company's average equity base, as defined by the Internal Revenue Code. The industry earnings rate is determined by the Internal Revenue Service (IRS) and is not finalized until the subsequent year.

Income before income taxes and cumulative effect of accounting changes includes the following:

                                                                                   Years Ended December 31,
                                                                         2002                2001               2000
                                                                  -----------------------------------------------------------
                                                                                        (in millions)

Domestic........................................................        $559.5              $761.8            $1,093.5
Foreign ........................................................           8.0                 5.6                 7.6
                                                                  -------------------  -------------------  -----------------

Income before income taxes and cumulative effect of
    accounting changes .........................................        $567.5              $767.4            $1,101.1
                                                                  ===================  ===================  =================

The components of income taxes were as follows:

                                                                                  Years Ended December 31,
                                                                          2002                2001               2000
                                                                  ---------------------------------------------------------
                                                                                        (in millions)

Current taxes:
   Federal......................................................        $ 93.4            $   (9.9)           $   15.7
   Foreign......................................................           2.0                 3.1                 1.2
   State........................................................           4.6                 4.6                12.0
                                                                  -------------------  -------------------  ---------------
                                                                         100.0                (2.2)               28.9
                                                                  -------------------  -------------------  ---------------

Deferred taxes:
   Federal......................................................          14.6               210.5               279.4
   Foreign......................................................           0.7                (0.9)                1.6
   State........................................................          (6.7)               (6.7)               (1.0)
                                                                  -------------------  -------------------  ---------------
                                                                           8.6               202.9               280.0
                                                                  -------------------  -------------------  ---------------

Total income taxes                                                      $108.6            $  200.7            $  308.9
                                                                  ===================  ==================  ================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 6 -- Income Taxes - (continued)

A reconciliation of income taxes computed by applying the federal income tax rate to income before income taxes and the consolidated income tax expense charged to operations follows:

                                              Years Ended December 31,
                                        2002           2001            2000
                                      ----------------------------------------
                                                  (in millions)

Tax at 35%...........................  $198.6         $268.6          $385.4
Add (deduct):
   Equity base tax...................      --          (13.4)          (46.0)
   Prior year taxes..................    (2.7)           9.9            (0.3)
   Tax credits.......................   (36.4)         (28.1)          (20.6)
   Foreign taxes.....................     2.0            1.3             0.4
   Tax exempt investment income......   (25.7)         (25.7)          (11.5)
   Lease income......................   (25.5)            --              --
   Other.............................    (1.7)         (11.9)            1.5
                                      ---------  -----------------  ----------

     Total income taxes..............  $108.6         $200.7          $308.9
                                      =========  =================  ==========

The significant components of the Company's deferred tax assets and liabilities were as follows:

                                                               December 31,
                                                             2002       2001(1)
                                                        ------------------------
                                                              (in millions)
Deferred tax assets:
   Policy reserve adjustments.........................   $  550.2     $  555.4
   Other employee benefits............................      154.5        144.8
   Book over tax basis of investments.................      329.6        268.9
   Dividends payable to policyholders.................      135.2        158.6
   Interest...........................................       32.5         26.0
                                                        ------------  ----------
     Total deferred tax assets........................    1,202.0      1,153.7
                                                        ------------  ----------

Deferred tax liabilities:
   Deferred policy acquisition costs..................      879.4        829.0
   Depreciation.......................................       13.3         27.7
   Basis in partnerships..............................       65.1         61.7
   Market discount on bonds...........................       18.9         18.0
   Pension plan expense...............................       73.9         80.3
   Capitalized charges related to mutual funds........       12.7         31.5
   Lease income.......................................      772.7        623.9
   Unrealized gains...................................      156.4        135.8
   Other..............................................       29.9         48.7
                                                        ------------  ----------
     Total deferred tax liabilities...................    2,022.3      1,856.6
                                                        ------------  ----------

     Net deferred tax liabilities.....................   $  820.3     $  702.9
                                                        ============  ==========

(1) Reclassifications of certain prior year data have been made for comparative purposes.

The Company made income tax payments of $104.9 million and $3.7 million, and received an income tax refund of $21.7 million in 2002, 2001 and 2000, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 7 -- Closed Block

As of February 1, 2000, the Company established a closed block for the benefit of certain classes of individual or joint traditional participating whole life insurance policies for which the Company had a dividend scale payable in 1999 and individual term life insurance policies that were in force on February 1, 2000. Assets were allocated to the closed block in an amount that, together with anticipated revenues from policies included in the closed block, was reasonably expected to be sufficient to support such business, including provision for payment of benefits, direct asset acquisition and disposition costs, and taxes, and for continuation of dividend scales payable in 1999, assuming experience underlying such dividend scales continues. Assets allocated to the closed block inure solely to the benefit of the holders of the policies included in the closed block and will not revert to the benefit of the shareholders of the Company. No reallocation, transfer, borrowing, or lending of assets can be made between the closed block and other portions of the Company's general account, any of its separate accounts, or any affiliate of the Company without approval of the Massachusetts Division of Insurance.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 7 -- Closed Block - (continued)

The following tables set forth certain summarized financial information relating to the closed block as of the dates indicated:

                                                                               December 31,
                                                                            2002        2001
                                                                        -----------------------
                                                                             (in millions)
Liabilities
Future policy benefits ...............................................   $10,509.0    $10,198.7
Policyholder dividend obligation .....................................       288.9        251.2
Policyholders' funds .................................................     1,504.0      1,460.9
Policyholder dividends payable .......................................       432.3        433.4
Other closed block liabilities .......................................       111.7         53.7
                                                                         ---------    ---------
   Total closed block liabilities ....................................   $12,845.9    $12,397.9
                                                                         ---------    ---------

Assets
Investments
Fixed maturities:
   Held-to-maturity--at amortized cost
     (fair value: 2002--$97.1; 2001--$100.7) .........................   $    86.0    $   103.3
   Available-for-sale--at fair value
     (cost: 2002--$5,580.2; 2001--$5,204.0) ..........................     5,823.2      5,320.7
Equity securities:
   Available-for-sale--at fair value
     (cost: 2002--$10.5; 2001--$8.8) .................................        12.4         13.4
Mortgage loans on real estate ........................................     1,665.8      1,837.0
Policy loans .........................................................     1,555.1      1,551.9
Short-term investments ...............................................        25.2           --
Other invested assets ................................................       212.4         83.1
                                                                         ---------    ---------
   Total investments .................................................     9,380.1      8,909.4

Cash and cash equivalents ............................................       244.0        192.1
Accrued investment income ............................................       156.3        158.9
Other closed block assets ............................................       327.6        297.5
                                                                         ---------    ---------
   Total closed block assets .........................................   $10,108.0    $ 9,557.9
                                                                         ---------    ---------

Excess of reported closed block liabilities over assets
   designated to the closed block ....................................   $ 2,737.9    $ 2,840.0
                                                                         ---------    ---------

Portion of above representing other comprehensive income:
   Unrealized appreciation (depreciation), net of tax of $(84.0)
     million and $(43.3) million at 2002 and 2001, respectively ......       155.9         80.1
   Allocated to the policyholder dividend obligation, net of
     tax of $88.8 million and $50.8 million at 2002 and 2001,
     respectively ....................................................      (164.9)       (94.4)
                                                                         ---------    ---------
       Total .........................................................        (9.0)       (14.3)
                                                                         ---------    ---------

Maximum future earnings to be recognized from closed block
   assets and liabilities ............................................   $ 2,728.9    $ 2,825.7
                                                                         =========    =========

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 7 -- Closed Block - (continued)

                                                                                    December 31,
                                                                               2002               2001
                                                                            ------------------------------
                                                                                   (in millions)
Change in the policyholder dividend obligation:
   Balance at beginning of period..........................................  $  251.2            $  77.0
     Impact on net income before income taxes..............................     (70.8)              42.5
     Unrealized investment gains (losses)..................................     108.5               67.1
     Cumulative effect of change in accounting principle (1)...............        --               64.6
                                                                            --------------    ------------

   Balance at end of period................................................  $  288.9          $   251.2
                                                                            ==============    ============

(1) The cumulative effect of change in accounting principle represents the impact of transferring fixed maturities from held-to-maturity to available-for-sale as part of the adoption of SFAS No. 133 effective January 1, 2001. See Note 1.

                                                                                                            For the period
                                                                                                          February 1 through
                                                                               Years Ended December 31,       December 31,
                                                                                 2002           2001             2000
                                                                        ----------------------------------------------------
                                                                                           (in millions)
Revenues
   Premiums..........................................................         $  969.9      $   940.0         $    865.0
   Net investment income.............................................            663.9          667.5              591.6
   Net realized investment and other gains (losses), net of amounts credited to the policyholder dividend obligation of $(11.9)
     million, $(17.0) million and $14.1 million, respectively........             (5.2)          (3.6)              (2.9)
   Other closed block revenues.......................................              0.1            0.6               (0.6)
                                                                        ----------------------------------------------------
     Total closed block revenues.....................................          1,628.7        1,604.5            1,453.1

Benefits and Expenses
   Benefits to policyholders.........................................          1,057.6          924.4              870.0
   Change in the policyholder dividend obligation....................            (60.2)          54.9               46.6
   Other closed block operating costs and expenses...................             (5.2)          (6.3)             (10.0)
   Dividends to policyholders........................................            489.7          474.9              407.1
                                                                        ----------------------------------------------------
     Total benefits and expenses.....................................          1,481.9        1,447.9            1,313.7
                                                                        ----------------------------------------------------

   Closed block revenues, net of closed block benefits and
     expenses, before income taxes and cumulative
     effect of accounting change.....................................            146.8          156.6              139.4
   Income taxes, net of amounts credited to the policyholder
     dividend obligation of $1.3 million, $4.6 million, and
     $2.8 million, respectively......................................             50.0           53.0               52.3
                                                                        ----------------------------------------------------
     Closed block revenues, net of closed block benefits
       and expenses and income taxes, before cumulative effect
       of accounting change..........................................             96.8          103.6               87.1
                                                                        ----------------------------------------------------
     Cumulative effect of accounting change, net of tax..............               --           (1.4)                --
                                                                        ----------------------------------------------------
     Closed block revenues, net of closed block benefits
       and expenses, income taxes and the cumulative effect of
       accounting change.............................................         $   96.8      $   102.2         $     87.1
                                                                        ====================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 7 -- Closed Block - (continued)

Maximum future earnings from closed block assets and liabilities:

                                                   Year Ended December 31,
                                                   2002              2001
                                            -----------------------------------
                                                       (in millions)
Beginning of period........................    $ 2,825.7         $  2,927.9
End of period..............................      2,728.9            2,825.7
                                            -----------------  ----------------
   Change during period....................    $   (96.8)        $   (102.2)
                                            =================  ================

Note 8 -- Debt and Line of Credit

Short-term and long-term debt consists of the following:

                                                                                    December 31,
                                                                              2002               2001
                                                                      ------------------------------------
                                                                                   (in millions)
Short-term debt:
   Current maturities of long-term debt.............................      $   99.5             $ 124.6

Long-term debt:
   Surplus notes, 7.38% maturing in 2024 (1)........................         447.4               447.3
   Notes payable, interest ranging from 4.67% to 12.0%,
     due in varying amounts to 2013.................................         242.3               296.0
                                                                      -------------------  ---------------
Total long-term debt................................................         689.7               743.3

Less current maturities.............................................         (99.5)             (124.6)
                                                                      -------------------  ---------------
Long-term debt......................................................         590.2               618.7
                                                                      -------------------  ---------------

   Total long and short-term debt before fair value adjustments.....         689.7               743.3

Fair value adjustments related to interest rate swaps (1)...........         113.7                43.0
                                                                      -------------------  ---------------

Total long and short-term debt after fair value adjustments.........      $  803.4             $ 786.3
                                                                      ===================  ===============

Consumer notes:
   Notes payable, interest ranging from 2.65% to 6.00%
     due in varying amounts to 2032.................................      $  290.2                  --
                                                                      ===================  ===============

(1) As part of its interest rate management, the Company uses interest rate swaps to convert the interest expense on the Surplus Notes from fixed to variable. Under FAS 133, these swaps are designated as fair value hedges, which results in the carrying value of the notes being adjusted for changes in fair value.

The issuance of Surplus Notes by the Company was approved by the Massachusetts Commissioner of Insurance, and any payments of interest or principal on the Surplus Notes requires the prior approval of the Massachusetts Commissioner of Insurance. The notes payable consists of debt issued by various other operating subsidiaries of the Company.

At December 31, 2002, the Company had a committed line of credit through a group of banks including Fleet National Bank, JPMorgan Chase, Citicorp USA, Inc., The Bank of New York, The Bank of Nova Scotia, Fleet Securities, Inc. and JPMorgan Securities, Inc., totaling $1.0 billion, $500.0 million pursuant to a 364-day commitment (renewed effective July 26, 2002) and $500.0 million pursuant to a multi-year facility (renewable in 2005). The banks will commit, when requested, to loan funds at prevailing interest rates as determined in accordance with the line of credit agreement. Under the terms of the agreement, the Company is required to maintain certain minimum levels of net worth and comply with certain other covenants, which were met at December 31, 2002. At December 31, 2002, the Company had no outstanding borrowings under the agreement.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 8 -- Debt and Line of Credit - (continued)

Aggregate maturities of long-term debt are as follows: 2003--$99.5 million; 2004--$19.7 million; 2005--$28.5 million; 2006--$16.3 million; 2007--$13.0 million and thereafter--$512.7 million.

Interest expense on debt, included in other operating costs and expenses, was $52.6 million, $59.0 million and $62.6 million in 2002, 2001 and 2000, respectively. Interest paid amounted to $47.0 in 2002, $55.8 million in 2001, and $63.4 million in 2000.

Consumer Notes

The Company issues consumer notes through its SignatureNotes program. SignatureNotes is an investment product sold through a broker-dealer network to retail customers in the form of publicly traded fixed and/or floating rate securities. SignatureNotes are issued weekly with a variety of maturities, interest rates, and call provisions. SignatureNotes may be redeemed upon the death of the holder, subject to an annual overall program redemption limitation of 1% of the aggregate securities outstanding, or $1,000,000, or an individual redemption limitation of $200,000 of aggregate principal.

Aggregate maturities of consumer notes are as follows: 2005--$4.8 million; 2006--$12.2 million; 2007--$26.8 million and thereafter--$252.2 million. As of December 31, 2002, there are no maturities of consumer notes in 2003 or 2004.

Interest expense on consumer notes, included in benefits to policyholders, was $2.5 million in 2002. No interest expense was incurred in 2001 and 2000. Interest paid amounted to $1.4 million in 2002. No interest was paid in 2001 or 2000.

Note 9 -- Minority Interest

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

In conjunction with the transaction discussed above, Signature Tomato, a subsidiary of Signature Fruit, issued $2.1 million of 14.24% cumulative, voting preferred stock in exchange for debt. In addition, Signature Fruit sold 3.0% of its Class A membership shares to outside third parties with put options exercisable in a period from one to three years from acquisition. The minority interest in the equity of consolidated partnerships of approximately $5.2 million reflects the original investment by minority shareholders in various consolidated partnerships, along with their proportional share of the earnings or losses of these partnerships.

The minority interest in the equity of unconsolidated partnerships reflect the original investment by minority shareholders in a consolidated partnership, along with their proportional share of the earnings or losses of this partnership.

Note 10 -- Reinsurance

The effect of reinsurance on premiums written and earned was as follows:

                                                  2002                         2001                          2000
                                                Premiums                     Premiums                      Premiums
                                         Written        Earned        Written        Earned         Written        Earned
                                     ---------------------------------------------------------------------------------------
                                                                          (in millions)
Life, Health and Annuity:
   Direct........................      $  2,570.1    $  2,565.0     $  3,076.8    $  3,080.7      $  3,181.1    $  3,180.3
   Assumed.......................           469.3         469.3          427.7         427.7           465.3         465.4
   Ceded.........................        (1,050.1)     (1,050.1)      (1,156.5)     (1,156.5)       (1,255.0)     (1,255.0)
                                     -----------------------------  ---------------------------  -----------------------------
     Net life, health and
     annuity premiums............      $  1,989.3    $  1,984.2     $  2,348.0    $  2,351.9      $  2,391.4    $  2,390.7
                                     =============================  ===========================  =============================

For the years ended December 31, 2002, 2001 and 2000, benefits to policyholders under life, health and annuity ceded reinsurance contracts were $645.9 million, $552.7 million, and $649.4 million, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 10 -- Reinsurance - (continued)

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

Through the Company's group health insurance operations, the Company entered into a number of reinsurance arrangements in respect of personal accident insurance and the occupational accident component of workers compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, the Company both assumed risks as a reinsurer, and also passed 95% of these risks on to other companies. This business had originally been reinsured by a number of different companies, and has become the subject of widespread disputes. The disputes concern the placement of the business with reinsurers and recovery of the reinsurance. The Company is engaged in disputes, including a number of legal proceedings, in respect of this business. The risk to the Company is that other companies that reinsured the business from the Company may seek to avoid their reinsurance obligations. However, the Company believes that it has a reasonable legal position in this matter. During the fourth quarter of 1999 and early 2000, the Company received additional information about its exposure to losses under the various reinsurance programs. As a result of this additional information and in connection with global settlement discussions initiated in late 1999 with other parties involved in the reinsurance programs, during the fourth quarter of 1999 the Company recognized a charge for uncollectible reinsurance of $133.7 million, after tax, as its best estimate of its remaining loss exposure. The Company believes that any exposure to loss from this issue, in addition to amounts already provided for as of December 31, 2002, would not be material.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 11 -- Pension Benefit Plans and Other Postretirement Benefit Plans

The Company provides pension benefits to substantially all employees and general agency personnel. These benefits are provided through both qualified and non-qualified defined benefit and qualified defined contribution pension plans. Through the non-qualified defined benefit plans, the Company provides supplemental pension benefits to employees with salaries and/or pension benefits in excess of the qualified plan limits imposed by U.S. tax law. Prior to 2002, pension benefits under the Company's defined benefit plans were also based on years of service and final average compensation (generally during the three years prior to retirement). In 2001, the defined benefit pension plans were amended to a cash balance basis under which benefits are based on career average compensation. Under grandfathering rules, employees within 5 years of early retirement eligibility or employees over age 40 and with at least 10 years of service will receive pension benefits based on the greater of the benefit from the cash balance basis or the prior final average salary basis. This amendment became effective on January 1, 2002. Benefits related to the Company's defined benefit pension plans paid to employees and retirees covered by annuity contracts issued by the Company amounted to $141.8 million in 2002, $115.9 million in 2001, and $102.2 million in 2000. Plan assets consist principally of listed domestic and international equity securities, private equity securities including timber and agricultural real estate, corporate obligations, and U.S. and foreign government securities.

The Company's funding policy for qualified defined benefit plans is to contribute annually an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (ERISA) and other applicable laws, and, generally, not greater than the maximum amount that can be deducted for federal income tax purposes. In 2002 and 2001, $3.0 million and $0.0 million, respectively, were contributed to these plans. $3.0 million was contributed to only one plan to ensure that the plan's assets continued to exceed the plan's Accumulated Benefit Obligation. This contribution is not deductible for 2002, but is expected to be deductible for 2003. The funding policy for non-qualified defined benefit plans is to contribute the amount of the benefit payments made during the year.

The Company recognized a loss of $41.2 million in 2002 and a gain of $19.7 million in 2001 in other comprehensive income, before taxes from the increase in the additional minimum liability (less the increase in the intangible asset) over the value at the end of the prior year.

Defined contribution plans include The Investment Incentive Plan and the Savings and Investment Plan. The expense for defined contribution plans was $10.4 million, $10.6 million, and $8.3 million, in 2002, 2001 and 2000, respectively.

In addition to the Company's defined benefit pension plans, the Company has employee welfare plans for medical, dental, and life insurance covering most of its retired employees and general agency personnel. Substantially all employees may become eligible for these benefits if they reach certain age and service requirements while employed by the Company. The postretirement health care and dental coverages are contributory based for post January 1, 1992 non-union retirees. A small portion of pre-January 1, 1992 non-union retirees also contribute. The applicable contributions are based on the number of years of service.

The Company's policy is to fund postretirement benefits in amounts at or below the annual tax qualified limits. As of December 31, 2002 and 2001, plan assets related to non-union employees were comprised of an irrevocable health insurance contract to provide future health benefits to retirees and a 401(h) account under the pension plan. The plan assets underlying the insurance contract are comprised of approximately 60% equity securities and 40% fixed income investments. The plan assets in the 401(h) account are comprised of approximately 75% equity securities and 25% fixed income investments. Plan assets related to union employees were comprised of approximately 60% equity securities and 40% fixed income investments, held in a 501(c) (9) trust.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 11 -- Pension Benefit Plans and Other Postretirement Benefit Plans - (continued)

The changes in benefit obligation and plan assets related to the Company's qualified and nonqualified benefit plans are summarized as follows:

                                                                        Years Ended December 31,
                                                                                             Other Postretirement
                                                              Pension Benefits                    Benefits
                                                     --------------------------------------------------------------
                                                           2002           2001              2002            2001
                                                     --------------------------------------------------------------
                                                                              (in millions)
Change in benefit obligation:
   Benefit obligation at beginning of year.........    $  1,933.1    $  1,803.6        $   441.4       $   486.8
   Service cost....................................          27.8          30.7              4.0             5.9
   Interest cost...................................         133.9         129.1             33.5            31.8
   Amendments......................................           9.9          50.1               --           (48.3)
   Actuarial loss (gain)...........................          91.9          46.7            143.9            (1.3)
   Benefits paid...................................        (161.0)       (127.1)           (37.4)          (29.6)
   Curtailment.....................................          (6.3)           --             (1.1)           (3.9)
                                                     -----------------------------  -------------------------------
   Benefit obligation at end of year...............       2,029.3       1,933.1            584.3           441.4
                                                     -----------------------------  -------------------------------

Change in plan assets:
   Fair value of plan assets at beginning
     of year.......................................       2,196.9       2,410.9            245.7           261.4
   Actual return on plan assets....................        (201.5)       (105.8)           (25.5)           (6.7)
   Employer contribution...........................          26.6          18.9             21.4            20.6
   Employee contribution...........................            --            --              3.9             6.5
   Benefits paid...................................        (161.0)       (127.1)           (41.3)          (36.1)
                                                     -----------------------------  -------------------------------
   Fair value of plan assets at end of year........       1,861.0       2,196.9            204.2           245.7
                                                     -----------------------------  -------------------------------

Funded status......................................        (168.3)        263.8           (380.1)         (195.7)
Unrecognized actuarial loss (gain).................         511.5          24.3             98.8           (95.3)
Unrecognized prior service cost....................          67.9          67.9            (42.3)          (47.5)
Unrecognized net transition asset..................           0.1           0.1               --              --
                                                     -----------------------------  -------------------------------
Prepaid (accrued) benefit cost, net................    $    411.2     $   356.1        $  (323.6)      $  (338.5)
                                                     =============================  ===============================

Amounts recognized in the consolidated
balance sheets consist of:
     Prepaid benefit cost..........................    $    581.7     $   523.9
     Accrued benefit liability including
       minimum liability...........................        (275.1)       (231.6)
     Intangible asset..............................           0.1           0.5
     Accumulated other comprehensive income........         104.5          63.3
                                                      ----------------------------
Net amount recognized..............................    $    411.2     $   356.1
                                                      ============================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 11 -- Pension Benefits Plans and Other Postretirement Benefit Plans - (continued)

The assumptions used in accounting for the Company's qualified and nonqualified benefit plans were as follows:

                                             Years Ended December 31,
                                                                  Other
                                       Pension Benefits  Postretirement Benefits
                                      ------------------------------------------
                                        2002     2001        2002     2001
                                      ------------------------------------------

Discount rate........................  6.75%     7.25%       6.75%     7.25%
Expected return on plan assets.......  9.50%     9.50%       9.50%     9.50%
Rate of compensation increase........  3.50%     4.20%         --        --

The expected return on plan assets rates shown above are the rates used in computing the net periodic costs for the year. The rates of compensation increase and the discount rate shown above are the rates used in computing the year-end measurements and for computing the net periodic costs for the following year.

For measurement purposes, a 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. The rate was assumed to decrease gradually to 5.25% in 2008 and remain at that level thereafter.

For the prior valuation, an 8.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to decrease gradually to 5.25% in 2006 and remain at that level thereafter.

The net periodic benefit (credit) cost related to the Company's qualified and nonqualified benefit plans includes the following components:

                                                                       Year Ended December 31
                                                                                                      Other
                                                        Pension Benefits                        Postretirement Benefits
                                         ---------------------------------------------------------------------------------------
                                                2002          2001          2000           2002           2001          2000
                                         ---------------------------------------------------------------------------------------
                                                                               (in millions)
Service cost............................    $   27.8      $   30.7      $   34.0         $  4.0        $   5.9       $   7.8
Interest cost...........................       133.9         129.1         129.2           33.5           31.8          30.9
Expected return on plan assets..........      (201.5)       (223.8)       (209.9)         (22.8)         (24.4)        (24.1)
Amortization of transition asset........         0.1           0.1         (12.0)            --             --            --
Amortization of prior service cost......         7.0           6.5           4.6           (3.2)          (2.2)         (0.2)
Recognized actuarial gain...............         7.6         (18.3)         (9.3)          (1.9)          (6.8)         (8.7)
Other...................................          --            --            --             --           (3.9)           --
                                         ------------------------------------------  -------------------------------------------
   Net periodic benefit (credit) cost...    $  (25.1)     $  (75.7)     $  (63.4)        $  9.6        $   0.4       $   5.7
                                         ==========================================  ===========================================

Assumed health care cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                                                        1-Percentage       1-Percentage
                                                                                        Point Increase     Point Decrease
                                                                                      --------------------------------------
                                                                                                  (in millions)

Effect on total of service and interest costs in 2002..............................          $ 3.4             $ (3.1)
Effect on postretirement benefit obligations as of December 31, 2002...............           45.0              (41.5)

The information that follows shows supplemental information for the Company's defined benefit pension plans. Certain key summary data is shown separately for qualified plans and non-qualified plans.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 11 -- Pension Benefit Plans and Other Postretirement Benefit Plans - (continued)

                                                                          Year Ended December 31,
                                             --------------------------------------------------------------------------------
                                                               2002                                      2001
                                             --------------------------------------------------------------------------------

                                             --------------------------------------------------------------------------------
                                              Qualified    Nonqualified                 Qualified    Nonqualified
                                                Plans         Plans         Total         Plans         Plans         Total
                                             --------------------------------------------------------------------------------

                                                                               (in millions)

Benefit obligation at the end of year......   $ 1,727.4     $   301.9    $  2,029.3    $ 1,674.4     $   258.7     $ 1,933.1
Fair value of plan assets at end of year...     1,855.8           5.2       1,861.0      2,192.3           4.6       2,196.9
                                             --------------------------------------------------------------------------------
Funded status..............................       128.4        (296.7)       (168.3)       517.9        (254.1)        263.8
Unrecognized net actuarial (gain)loss             374.7         136.8         511.5        (65.7)         90.0          24.3
Unrecognized prior service cost............        78.6         (10.7)         67.9         71.7          (3.8)         67.9
Unrecognized transition (asset)liability             --           0.1           0.1           --           0.1           0.1
                                             --------------------------------------------------------------------------------
Prepaid benefit (accrued) cost.............   $   581.7     $  (170.5)   $    411.2    $   523.9     $  (167.8)    $   356.1

Prepaid benefit cost.......................   $   581.7            --    $    581.7    $   523.9            --     $   523.9
Accrued benefit liability including
    minimum liability......................          --     $  (275.1)       (275.1)          --     $  (231.6)       (231.6)
Intangible asset...........................          --           0.1           0.1           --           0.5           0.5
Accumulated other comprehensive
  income...................................          --         104.5         104.5           --          63.3          63.3
                                             --------------------------------------------------------------------------------
    Net amount recognized..................   $   581.7     $  (170.5)   $    411.2    $   523.9     $  (167.8)    $   356.1
                                             --------------------------------------------------------------------------------
Service cost...............................   $    26.1     $     1.7    $     27.8    $    26.0     $     4.7     $    30.7
Interest cost..............................       115.9          18.0         133.9        110.1          19.0         129.1
Expected return on plan assets.............      (201.3)         (0.2)       (201.5)      (223.7)         (0.1)       (223.8)
Amortization of transition asset...........          --           0.1           0.1           --           0.1           0.1
Amortization of prior service cost.........         6.5           0.5           7.0          4.5           2.0           6.5
Recognized actuarial gain..................         1.5           6.1           7.6        (24.8)          6.5         (18.3)
                                             --------------------------------------------------------------------------------
   Net periodic benefit (credit) cost......   $   (51.3)    $    26.2    $    (25.1)   $  (107.9)    $    32.2     $   (75.7)
                                             ================================================================================

Note 12 -- Commitments, Guarantees and Contingencies

Commitments

The Company has extended commitments to purchase fixed maturity investments, preferred and common stock, and other invested assets and to issue mortgage loans on real estate totaling $485.2 million, $0.3 million, $729.9 million and $279.8 million, respectively at December 31, 2002. If funded, loans related to real estate mortgages would be fully collateralized by related properties. The Company monitors the creditworthiness of borrowers under long-term bond commitments and requires collateral as deemed necessary. The estimated fair values of the commitments described above aggregate $1.2 billion at December 31, 2001. The majority of these commitments expire in 2003.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 12 -- Commitments, Guarantees and Contingencies -(continued)

Guarantees

In the course of business the Company enters into guarantees which vary in nature and purpose. The following guarantee is disclosed pursuant to FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others".

The Company guarantees certain mortgage securitizations transactions the Company entered into with FNMA and FHLMC. This guarantee will persist until the pool of mortgages is paid off in full by the mortgagees. The Company must perform under this guarantee where the mortgagees fail to repay their mortgages. The maximum amount of future payments the Company may be required to make pursuant to the guarantee is approximately equivalent to the December 31, 2002 aggregate outstanding principal balance of the pool of FNMA loans of $19.2 million and the FHMLC loans of $20.1 million.

Contingencies

Class Action

During 1997, the Company entered into a court-approved settlement relating to a class action lawsuit involving certain individual life insurance policies sold from 1979 through 1996. In entering into the settlement, the Company specifically denied any wrongdoing. The total reserve held in connection with the settlement to provide for relief to class members and for legal and administrative costs associated with the settlement amounted to $11.9 million and $52.7 million at December 31, 2002 and 2001, respectively. The Company incurred no costs related to the settlement in 2002 or 2000. Costs incurred related to the settlement were $30.0 million in 2001. The estimated reserve is based on a number of factors, including the estimated cost per claim and the estimated costs to administer the claims.

During 1996, management determined that it was probable that a settlement would occur and that a minimum loss amount could be reasonably estimated. The Company recorded its best estimate based on the information available at the time. The terms of the settlement agreement were negotiated throughout 1997 and approved by the court on December 31, 1997. In accordance with the terms of the settlement agreement, the Company contacted class members during 1998 to determine the actual type of relief to be sought by class members. The majority of the responses from class members were received by the fourth quarter of 1998. The type of relief sought by class members differed from the Company's initial estimates. In 1999, the Company updated its estimate of the cost of claims subject to alternative dispute resolution relief and revised its reserve estimate accordingly. The reserve estimate was further evaluated quarterly, and was adjusted as noted above, in 2001. The adjustment to the reserve in the fourth quarter of 2001 was the result of the Company being able to better estimate the cost of settling the remaining claims, which on average tend to be larger, more complicated claims. The better estimate comes from experience with actual settlements on similar claims.

Administration of the alternative dispute resolution (ADR) component of the settlement continues to date. Although some uncertainty remains as to the cost of claims in the final phase (i.e., arbitration) of the ADR process, it is expected that the final cost of the settlement will not differ materially from the amounts presently provided for by the Company.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 12 -- Commitments, Guarantees and Contingencies -(continued)

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

Modal Premium Litigation

On July 19, 2002, the Company announced it had entered into a class action lawsuit settlement agreement involving policyholders who paid premiums on a monthly, quarterly or semiannual basis, rather than annually. The class action lawsuit, known as the "Modal Premium" action, was filed in a New Mexico state court. As a result of the settlement, the Company established a $30.0 million reserve ($19.5 million after taxes) as of June 30, 2002 to provide for economic relief in the form of a Settlement Death Benefit to the approximately 1.5 million class members who purchased various insurance products from the Company and paid on a monthly, quarterly or semi-annual basis. The reserve also provides for the legal and administrative costs associated with the settlement. In entering into the settlement, the Company specifically denied any wrongdoing. The Settlement Death Benefit Period began on February 19, 2003 and extends for either nine or twelve months, depending upon the age of the class member. Although some uncertainty remains as to the final cost of the settlement, it is expected that it will not differ materially from the amounts presently provided for by the Company.

Other

In the normal course of its business operations, the Company is involved with litigation from time to time with claimants, beneficiaries and others, and a number of litigation matters were pending as of December 31, 2002. It is the opinion of management, after consultation with counsel, that the ultimate liability with respect to these claims, if any, will not materially affect the financial position or results of operations of the Company.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 13 - Shareholder's Equity

(a) Common Stock

As result of the Reorganization, as described in Note 1, the Company converted to a stock life insurance company. The Company has one class of capital stock, common stock ($10,000 par value, 1,000 shares authorized and outstanding). All of the outstanding common stock of the Company is owned by JHFS, the parent.

(b) Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

                                                                       Net
                                                                    Accumulated     Foreign                   Accumulated
                                                          Net       Gain (Loss)     Currency      Minimum        Other
                                                       Unrealized     on Cash     Translation     Pension    Comprehensive
                                                     Gains (Losses) Flow Hedges    Adjustment    Liability       Income
                                                     -----------------------------------------------------------------------
                                                                                 (in millions)
Balance at December 31, 1999.......................     $   69.1        --           $ (2.5)      $ (61.2)     $    5.4
Gross unrealized gains (losses) (net of
   deferred income tax benefit of $8.1
   million)........................................        (12.7)       --               --            --         (12.7)
Reclassification adjustment for gains
   (losses), realized in net income (net of
   tax expense of $59.8 million)...................        111.2        --               --            --         111.2
Adjustment for participating group annuity
   contracts (net of deferred income tax
   benefit of $3.6 million)........................         (6.8)       --               --            --          (6.8)
Adjustment for deferred policy acquisition
    costs and present value of future profits
    (net of deferred income tax benefit of
    $15.4 million).................................        (28.3)       --               --            --         (28.3)
Adjustment for policyholder dividend
   obligation (net of deferred income tax benefit
   of $4.7 million)................................         (8.8)       --               --            --          (8.8)
                                                     -----------------------------------------------------------------------
Net unrealized gains (losses)......................         54.6        --               --            --          54.6
Foreign currency translation adjustment............           --        --             (1.5)           --          (1.5)
Minimum pension liability (net of deferred
   income tax expense of $4.4 million).............           --        --               --           8.2           8.2
                                                     -----------------------------------------------------------------------
Balance at December 31, 2000.......................     $  123.7        --           $ (4.0)      $ (53.0)     $   66.7
                                                     -----------------------------------------------------------------------

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 13 - Shareholder's Equity - (continued)

                                                                       Net
                                                                    Accumulated     Foreign                   Accumulated
                                                          Net       Gain (Loss)     Currency      Minimum        Other
                                                       Unrealized     on Cash     Translation     Pension    Comprehensive
                                                     Gains (Losses) Flow Hedges    Adjustment    Liability       Income
                                                     -----------------------------------------------------------------------
                                                                                  (in millions)
Balance at December 31, 2000.......................      $ 123.7           --        $ (4.0)      $ (53.0)       $  66.7
Gross unrealized gains (losses) (net of
   deferred income tax benefit of $49.1 million)...        (88.3)          --            --            --          (88.3)
Reclassification adjustment for gains
   (losses), realized in net income (net of
   tax expense of $80.8 million)...................        150.1           --            --            --          150.1
Adjustment for participating group annuity
   contracts (net of deferred income tax
   benefit of $5.1 million)........................         (9.5)          --            --            --           (9.5)
Adjustment for deferred policy acquisition
   costs and present value of future profits
   (net of deferred income tax benefit of
   $25.8 million)..................................        (47.8)          --            --            --          (47.8)
Adjustment for policyholder dividend obligation
   (net of tax expense of $46.1 million)...........        (85.6)          --            --            --          (85.6)
                                                     -----------------------------------------------------------------------
Net unrealized gains (losses)......................        (81.1)          --            --                        (81.1)
Foreign currency translation adjustment............           --           --           1.0            --            1.0
Minimum pension liability (net of deferred
   income tax expense of $8.2 million).............           --           --            --          15.2           15.2
Net accumulated gains (losses) on cash
   flow hedges (net of tax benefit of
   $2.1 million)...................................           --         (3.8)           --            --           (3.8)
Change in accounting principle (net of
   income tax expense of $122.6 million)...........        204.7         22.9            --            --          227.6
                                                     -----------------------------------------------------------------------
Balance at December 31, 2001.......................      $ 247.3      $  19.1        $ (3.0)      $ (37.8)       $ 225.6
                                                     =======================================================================

Gross unrealized gains (losses) (net of
   deferred income tax expense of $32.1 million)...         87.2           --            --            --           87.2
Reclassification adjustment for gains
   (losses), realized in net income (net of
   income tax benefit of $61.6 million)............        114.4           --            --            --          114.4
Adjustment for participating group annuity
   contracts (net of deferred income tax
   benefit of $14.6 million).......................        (27.2)          --            --            --          (27.2)
Adjustment for deferred policy acquisition
   costs and present value of future profits
   (net of deferred income tax benefit of
   $20.5 million)..................................        (38.0)          --            --            --          (38.0)
Adjustment for policyholder dividend obligation                                                        --
   (net of deferred income tax expense of
   $38.0 million)..................................        (70.7)          --            --            --          (70.7)
                                                     -----------------------------------------------------------------------
Net unrealized gains (losses)......................         65.7           --            --            --           65.7
Foreign currency translation adjustment............           --           --            --            --             --
Minimum pension liability (net of deferred
   income tax benefit of $13.2 million)............           --           --            --         (24.4)         (24.4)
Net accumulated gains (losses) on cash
   flow hedges (net of income tax expense of
   $94.5 million)..................................           --        175.3            --            --          175.3
                                                     -----------------------------------------------------------------------
Balance at December 31, 2002.......................      $ 313.0      $ 194.4        $ (3.0)      $ (62.2)       $ 442.2
                                                     =======================================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 13 - Shareholder's Equity - (continued)

Net unrealized investment and other gains (losses), included in the consolidated balance sheets as a component of shareholder's equity, are summarized as follows:

                                                                                For the Years Ended December 31,
                                                                            2002               2001              2000
                                                                     -------------------------------------------------------
                                                                                          (in millions)
Balance, end of year comprises:
   Unrealized investment gains (losses) on:
     Fixed maturities............................................         $  839.8           $ 294.1            $ 103.0
     Equity investments..........................................             42.1             129.2              258.5
     Derivatives and other.......................................             41.7             205.0             (155.8)
                                                                     -----------------  -------------------  ---------------
Total............................................................            923.6             628.3              205.7

Amounts of unrealized investment (gains) losses
   attributable to:
     Participating group annuity contracts.......................            (90.8)            (49.0)             (34.4)
     Deferred policy acquisition cost and
       present value of future profits...........................           (109.5)            (51.0)              22.6
     Policyholder dividend obligation............................           (253.8)           (145.2)             (13.5)
     Deferred federal income taxes...............................           (156.4)           (135.8)             (56.7)
                                                                     -----------------  -------------------  ---------------
Total............................................................           (610.6)           (381.0)             (82.0)
                                                                     -----------------  -------------------  ---------------

Net unrealized investment gains..................................         $  313.0           $ 247.3            $ 123.7
                                                                     =================  ===================  ===============

(c) Statutory Results

The Company adopted the new codified statutory accounting principles (Codification) effective January 1, 2001. Codification changes prescribe statutory accounting practices and results in changes to the accounting practices that the Company and its domestic life insurance subsidiaries use to prepare their statutory-basis financial statements.

The Company and its domestic insurance subsidiaries prepare their statutory-basis financial statements in accordance with accounting practices prescribed or permitted by the state of domicile. For the Company, the Commonwealth of Massachusetts only recognizes statutory accounting practices prescribed or permitted by Massachusetts insurance regulations and laws. The National Association of Insurance Commissioners' "Accounting Practices and Procedures" manual (NAIC SAP) has been adopted as a component of prescribed or permitted practices by Massachusetts. The Commissioner of Insurance has the right to permit other specific practices that deviate from prescribed practices, otherwise known as permitted practices.

From time to time the Company has requested permission from the Commonwealth of Massachusetts Division of Insurance for a permitted accounting practice. The Company currently has three permitted practices which relate to an admitted asset for the pension plan prepaid expense, an admitted asset for the start-up and launch costs due from the experience fund of the Federal Long-Term Care Program, and an admitted asset for an after-tax ceding commission in the acquisition of the fixed universal life insurance business of Allmerica Financial.

Prior to 2001, the Commissioner had provided the Company approval to recognize as an admitted asset the pension plan prepaid expense in accordance with the requirements of SFAS No. 87, "Employers' Accounting for Pensions." Beginning in 2001, the Commissioner has provided the Company with approval to phase-in over a three-year period the impact of implementing the material provisions of statutory SSAP No. 8, "Pensions." As a result of this permitted practice, the Company's reported statutory surplus as of December 31, 2002 is increased by $159.7 million over what it would be under NAIC SAP. Statutory net income is not impacted by this permitted practice.

During 2002, the Company received permission from the Commonwealth of Massachusetts Division of Insurance to record an admitted asset for the Federal Long-Term Care Program start-up and launch costs due from its experience fund of $19.3 million at December 31, 2002.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 13 - Shareholder's Equity - (continued)

During 2002, the Company received permission from the Commonwealth of Massachusetts Division of Insurance to record an admitted asset for the after-tax ceding commission in the acquisition of the fixed universal life insurance business of Allmerica Financial of $60.5 million at December 31, 2002, which will be amortized over five years. There are no other material permitted practices.

Statutory net income and surplus include the accounts of the Company and its variable life insurance subsidiary, John Hancock Variable Life Insurance Company, including its wholly-owned subsidiary, Investors Partner Life Insurance Company. Investors Guaranty Life Insurance Company, a former subsidiary of the Company, was sold in 2001, and its statutory net income for the period January 1, 2001 to May 22, 2001 and for the year 2000, and its statutory surplus at December 31, 2000, are included in the table below.

                                   As of or for the Years Ended December 31
                                   2002             2001             2000
                               ------------------------------------------------
                                               (in millions)
Statutory net income.......     $   271.7        $   631.4        $   617.6

Statutory surplus..........     $ 3,524.1        $ 3,513.6        $ 3,700.5

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

Note 14 -- Segment Information

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

Guaranteed and Structured Financial Products (G&SFP) Segment. Offers a variety of retirement products to qualified defined benefit plans, defined contribution plans and non-qualified buyers. The Company's products include guaranteed investment contracts, funding agreements, single premium annuities, and general account participating annuities and fund type products. These contracts provide non-guaranteed, partially guaranteed, and fully guaranteed investment options through general and separate account products. The segment distributes its products through a combination of dedicated regional representatives, pension consultants and investment professionals. The segment's new consumer notes program distributes primarily through brokers affiliated with the Company and securities brokerage firms.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 14 -- Segment Information - (continued)

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

Amounts reported as after-tax adjustments to segment net income in the tables below primarily relate to:

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

(ii) a 2002 charge to benefits to policyholders and expenses incurred relating to the settlement of a class action lawsuit against the Company involving a dispute regarding disclosure of costs on various modes of life insurance policy premium payment and a 2001 charge to benefits to policyholders and expenses incurred relating to the settlement of a class action lawsuit against the Company involving certain individual life insurance policies sold from 1979 through 1996;

(iii) restructuring costs related to reducing staff in the home office and terminating certain operations outside the home office;

(iv) the surplus tax on mutual life insurance companies which, as a stock company is no longer applicable to the Company;

(v)   cumulative effect of accounting changes;

(vi)  a charge for one time costs associated with the demutualization process;
      and

(vii) a 2000 charge for a group pension dividend resulting from demutualization related asset transfers and the formation of a corporate account.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 14 -- Segment Information - (continued)

The following table summarizes selected financial information by segment for the year ended or as of December 31 and reconciles segment revenues and segment after-tax operating income to amounts reported in the consolidated statements of income (in millions):

                                                               Asset                  Investment    Corporate
2002                                            Protection    Gathering      G&SFP     Management    and Other   Consolidated
                                               --------------------------------------------------------------------------------
Revenues:
   Revenues from external customers ...........   $ 1,948.5    $   548.0    $    64.5    $    76.0    $   703.2    $ 3,340.2
   Net investment income ......................     1,310.7        575.7      1,703.9         15.1        (24.4)     3,581.0
   Inter-segment revenues .....................          --          1.1           --         33.5        (34.6)          --
                                               --------------------------------------------------------------------------------
   Segment revenues ...........................     3,259.2      1,124.8      1,768.4        124.6        644.2      6,921.2
   Net realized investment and other
     gains (losses) ...........................       (65.1)       (42.5)      (313.8)         0.4        (30.4)      (451.4)
                                               --------------------------------------------------------------------------------
   Revenues ...................................   $ 3,194.1    $ 1,082.3    $ 1,454.6    $   125.0    $   613.8    $ 6,469.8
                                               ================================================================================
Net Income:
   Segment after-tax operating income .........   $   309.7    $   130.7    $   268.7    $    21.2    $    44.3    $   774.6
   Realized investment gains (losses) .........       (41.4)       (25.7)      (199.6)         0.4        (19.5)      (285.8)
   Class action lawsuit .......................       (18.7)          --           --           --         (0.8)       (19.5)
   Restructuring charges ......................        (5.7)        (6.1)        (0.6)        (0.8)         2.8        (10.4)
                                               --------------------------------------------------------------------------------
   Net income .................................   $   243.9    $    98.9    $    68.5    $    20.8    $    26.8    $   458.9
                                               ================================================================================
Supplemental Information:
   Equity in net income of investees
     accounted for by the equity method .......   $    17.9    $     8.7    $    34.5    $     0.3    $     3.4    $    64.8
   Amortization of deferred policy
     acquisition costs ........................       171.1        140.5          2.2           --         (0.4)       313.4
   Interest expense ...........................         0.5          0.5           --          6.7         44.9         52.6
   Income tax expense .........................       133.4         42.5         17.6         12.2        (97.1)       108.6
   Segment assets .............................    31,772.9     16,052.8     34,967.0      2,370.8      2,643.5     87,807.0
Net Realized Investment and other Gains
(Losses) Data:
   Net realized investment and other gains
     (losses) .................................   $   (87.8)   $   (70.9)   $  (337.2)   $     1.6    $   (30.4)   $  (524.7)
   Less amortization of deferred policy
     acquisition costs related to net
     realized investment and other gains
     (losses) .................................        10.8         28.1           --           --           --         38.9
   Less amounts credited to participating
     pension contractholder accounts ..........          --           --         23.4           --           --         23.4
   Add amounts credited to the policyholder
     dividend obligation ......................        11.9           --           --           --           --         11.9
                                               --------------------------------------------------------------------------------
   Net realized investment and other gains
     (losses), net of related amortization
     of deferred policy acquisition costs,
     amounts credited to participating
     pension contractholders and amounts
     credited to the policyholder dividend
     obligation -- per the consolidated
     financial statements .....................       (65.1)       (42.8)      (313.8)         1.6        (30.4)      (450.5)
   Less net realized investment and other
     gains (losses) attributable to
     mortgage securitizations .................          --          0.3           --         (1.2)          --         (0.9)
                                               --------------------------------------------------------------------------------
   Net realized investment and other gains
     (losses), net-pre-tax adjustment made
     to calculate segment operating income ....       (65.1)       (42.5)      (313.8)         0.4        (30.4)      (451.4)
   Less income tax effect .....................        23.7         16.8        114.2           --         10.9        165.6
                                               --------------------------------------------------------------------------------
   Net realized investment and other gains
     (losses), net-after-tax adjustment made
     to calculate segment operating income ....   $   (41.4)   $   (25.7)   $  (199.6)   $     0.4    $   (19.5)   $  (285.8)
                                               ================================================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 14 -- Segment Information - (continued)

                                                                Asset                  Investment    Corporate
2001                                            Protection    Gathering      G&SFP     Management    and Other  Consolidated
                                                ------------------------------------------------------------------------------
Revenues:
   Revenues from external customers ..........     $ 1,796.2    $   656.5    $   535.0    $    86.5    $   652.6    $ 3,726.8
   Net investment income .....................       1,258.5        498.5      1,834.5         28.7         26.0      3,646.2
   Inter-segment revenues ....................            --           --           --         28.0        (28.0)          --
                                                ------------------------------------------------------------------------------
   Segment revenues ..........................       3,054.7      1,155.0      2,369.5        143.2        650.6      7,373.0
   Net realized investment and other
     gains (losses) ..........................         (98.1)       (54.8)      (121.1)        (0.2)        25.2       (249.0)
                                                ------------------------------------------------------------------------------
   Revenues ..................................     $ 2,956.6    $ 1,100.2    $ 2,248.4    $   143.0    $   675.8    $ 7,124.0
                                                ==============================================================================
Net Income:
   Segment after-tax operating income ........     $   284.3    $   148.3    $   238.0    $    29.8    $    55.4    $   755.8
   Realized investment gains (losses) ........         (62.2)       (34.7)       (77.0)        (0.2)        16.6       (157.5)
   Class action lawsuit ......................            --           --           --           --        (19.5)       (19.5)
   Restructuring charges .....................          (4.4)       (17.6)        (1.2)        (0.9)        (1.3)       (25.4)
   Surplus tax ...............................           9.6          0.2          2.6          0.1          0.8         13.3
   Cumulative effect of accounting
     changes, net of tax .....................          11.7         (0.5)        (1.2)        (0.2)        (2.6)         7.2
                                                ------------------------------------------------------------------------------
   Net income ................................     $   239.0    $    95.7    $   161.2    $    28.6    $    49.4    $   573.9
                                                ==============================================================================
Supplemental Information:
   Equity in net income of investees
     accounted for by the equity method ......     $    12.9    $     7.0        $24.8    $     6.9    $     4.8    $    56.4
   Amortization of deferred policy
     acquisition costs .......................         171.3         75.0          2.4           --          0.3        249.0
   Interest expense ..........................           0.9          1.9           --         12.4         43.8         59.0
   Income tax expense ........................         108.8         35.0         71.0         16.2        (30.3)       200.7
   Segment assets ............................      28,912.5     14,740.5     32,253.9      2,049.8      3,168.0     81,124.7
Net Realized Investment and other Gains
(Losses) Data:
   Net realized investment and other gains
     (losses) ................................        (122.9)       (76.4)       (78.8)         3.0         25.2       (249.9)
   Less amortization of deferred policy
     acquisition costs related to net
     realized investment and other gains
     (losses) ................................           7.8         21.6           --           --           --         29.4
   Less amounts credited to participating
     pension contractholder accounts .........            --           --        (42.3)          --           --        (42.3)
   Add amounts credited to the policyholder
     dividend obligation .....................          17.0           --           --           --           --         17.0
                                                ------------------------------------------------------------------------------
   Net realized  investment  and other gains
     (losses), net of related amortization of
     deferred policy acquisition costs,
     amounts credited to participating pension
     contractholders and amounts credited to
     the policyholder dividend obligation --
     per the consolidated financial
     statements ..............................         (98.1)       (54.8)      (121.1)         3.0         25.2       (245.8)
   Less net realized investment and other
     gains (losses) attributable to
     mortgage securitizations ................            --           --           --         (3.2)          --         (3.2)
                                                ------------------------------------------------------------------------------
   Net realized investment and other gains
     (losses), net-pre-tax adjustment made
     to calculate segment operating income ...         (98.1)       (54.8)      (121.1)        (0.2)        25.2       (249.0)
   Less income tax effect ....................          35.9         20.1         44.1           --         (8.6)        91.5
                                                ------------------------------------------------------------------------------
   Net realized investment and other gains
     (losses), net-after-tax adjustment made
     to calculate segment operating
     income ..................................     $   (62.2)   $   (34.7)   $   (77.0)   $    (0.2)   $    16.6    $  (157.5)
                                                ==============================================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 14 -- Segment Information (continued)

                                                                   Asset                  Investment    Corporate
2000                                               Protection    Gathering      G&SFP     Management    and Other  Consolidated
                                                 ------------------------------------------------------------------------------
Revenues:
   Revenues from external customers ...........     $ 1,690.7    $   750.1    $   685.3    $   150.2    $   458.9    $ 3,735.2
   Net investment income ......................       1,196.3        445.8      1,741.9         22.7        157.2      3,563.9
   Inter-segment revenues .....................            --           --           --         39.1        (39.1)          --
                                                 ------------------------------------------------------------------------------
   Segment revenues ...........................       2,887.0      1,195.9      2,427.2        212.0        577.0      7,299.1
   Net realized investment and other
     gains (losses) ...........................         (24.4)        15.4        (64.7)         7.1        141.7         75.1
                                                 ------------------------------------------------------------------------------
   Revenues ...................................     $ 2,862.6    $ 1,211.3    $ 2,362.5    $   219.1    $   718.7    $ 7,374.2
                                                 ==============================================================================
Net Income:
   Segment after-tax operating income .........         238.8        128.8        211.6         46.8         82.4        708.4
   Realized investment gains (losses) .........         (18.2)        18.6        (40.5)         4.4         87.3         51.6
   Restructuring charges ......................          (6.7)        (1.4)        (2.6)          --         (1.3)       (12.0)
   Surplus tax ................................          20.8          0.6          6.5           --         18.1         46.0
   Demutualization expenses ...................           1.6          0.4          0.4           --          0.1          2.5
   Other demutualization related costs ........          (6.8)        (1.3)        (1.7)          --         (0.2)       (10.0)
   Group pension dividend transfer ............            --           --          5.7           --           --          5.7
                                                 ------------------------------------------------------------------------------
   Net income .................................     $   229.5    $   145.7    $   179.4    $    51.2    $   186.4    $   792.2
                                                 ==============================================================================
Supplemental Information:
   Equity in net income of investees
     accounted for by the equity method .......     $     7.5    $     3.5    $    11.2    $    16.8    $   104.8    $   143.8
   Amortization of deferred policy
     acquisition costs ........................         106.0         78.8          2.6           --         (0.3)       187.1
   Interest expense ...........................           2.9          3.5          1.0         12.1         43.1         62.6
   Income tax expense .........................          82.0         57.9         78.3         35.2         55.5        308.9
   Segment assets .............................      27,091.5     14,067.2     31,161.1      3,124.5      2,967.7     78,412.0
Net Realized Investment and other Gains
(Losses) Data:
   Net realized investment and other gains
     (losses) .................................         (23.2)        18.9        (57.8)        10.3        141.7         89.9
   Less amortization of deferred policy
     acquisition costs related to net
     realized investment and other gains
     (losses) .................................          12.9         (3.5)          --           --           --          9.4
   Less amounts credited to participating
     pension contractholder accounts ..........            --           --         (6.9)          --           --         (6.9)
     Less amounts credited to policyholder
     dividend obligation ......................         (14.1)          --           --           --           --        (14.1)
                                                 ------------------------------------------------------------------------------
   Net realized investment and other gains
     (losses), net of related amortization
     of deferred policy acquisition costs,
     amounts credited to participating
     pension contractholders and amounts
     credited to the policyholder dividend
     obligation -- per consolidated financial
     statements ...............................         (24.4)        15.4        (64.7)        10.3        141.7         78.3
   Less net realized investment and other
     gains (losses) attributable to
     mortgage securitizations .................            --           --           --         (3.2)          --         (3.2)
                                                 ------------------------------------------------------------------------------
   Net realized investment and other gains
     (losses), net-pre-tax adjustment made
     to calculate segment operating income ....         (24.4)        15.4        (64.7)         7.1        141.7         75.1
   Less income tax effect .....................           6.2          3.2         24.2         (2.7)       (54.4)       (23.5)
                                                 ------------------------------------------------------------------------------
   Net realized investment and other gains
     (losses), net-after-tax adjustment
     made to calculate segment operating
     income ...................................     $   (18.2)   $    18.6    $   (40.5)   $     4.4    $    87.3    $    51.6
                                                 ==============================================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 14 -- Segment Information (continued)

The Company operates primarily in the United States and also in Indonesia. In addition, the international program consists of a network of 46 insurers that coordinate and/or reinsure group life, health, disability and pension coverage for foreign and globally mobile employees of multinational companies in 50 countries and territories. The following table summarizes selected financial information by geographic location for the year ended or at December 31:

                                                                 Income Before
                                                               Income Taxes and
                                                                  Cumulative
                                       Long-Lived                 Effect of
Location                    Revenues     Assets       Assets  Accounting Changes
-------------------------------------------------------------------------------
                                            (in millions)
2002
United States...........    $6,191.6    $ 525.1     $87,719.6    $  556.8
Foreign -- other........       278.2        0.6          87.4        10.7
                          -----------------------------------------------------
                            $6,469.8    $ 525.7     $87,807.0    $  567.5
                          =====================================================
2001
United States...........    $6,917.4    $ 533.8     $81,052.9    $  761.4
Foreign -- other........       206.6        0.6          71.8         6.0
                          -----------------------------------------------------
                            $7,124.0    $ 534.4     $81,124.7    $  767.4
                          =====================================================
2000
United States...........    $7,201.4    $ 419.6     $78,346.9    $1,093.4
Foreign -- other........       172.8        0.3          65.1         7.7
                          -----------------------------------------------------
                            $7,374.2    $ 419.9     $78,412.0    $1,101.1
                          =====================================================

The Company has no reportable major customers and revenues are attributed to countries based on the location of customers.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 15 -- Fair Value of Financial Instruments

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

The following methods and assumptions were used by the Company to determine the fair values of financial instruments:

      Fair values for publicly traded fixed maturities (including redeemable preferred stocks) are obtained from an independent pricing service. Fair values for private placement securities and fixed maturities not provided by the independent pricing service are estimated by the Company by discounting expected future cash flows using a current market rate applicable to the yield, credit quality and maturity of the investments. Quarterly, a review is made of the entire fixed maturity portfolio to assess credit quality, including a review of all impairments with the Company's Committee of Finance, a sub-committee to the Board of Directors. At the end of each quarter our Investment Review Committee reviews all securities trading below ninety cents on the dollar to determine whether impairments need to be taken. The results of this quarterly analysis are reviewed by the Company's Committee of Finance. The fair value for equity securities is based on quoted market prices.

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

      The fair value of the Company's long-term debt is estimated using discounted cash flows based on the Company's incremental borrowing rates for similar types of borrowing arrangements. Carrying amounts for short-term borrowings approximate fair value.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 15 -- Fair Value of Financial Instruments (continued)

The following table presents the carrying amounts and fair values of the Company's financial instruments:

                                                                     December 31,
                                                  ----------------------------------------------
                                                            2002                     2001
                                                  ----------------------------------------------
                                                   Carrying      Fair       Carrying      Fair
                                                    Value        Value       Value        Value
                                                  ----------------------------------------------
                                                                    (in millions)
Assets:
   Fixed maturities:
     Held-to-maturity .........................   $ 1,727.0   $ 1,777.2    $ 1,923.5   $ 1,908.2
     Available-for-sale .......................    42,046.3    42,046.3     36,072.1    36,072.1
   Equity securities:
     Available-for-sale .......................       349.6       349.6        562.3       562.3
     Trading securities .......................         0.7         0.7          1.4         1.4
   Mortgage loans on real estate ..............    10,296.5    11,220.7      9,667.0    10,215.0
   Policy loans ...............................     2,014.2     2,014.2      1,927.0     1,927.0
   Short-term investments .....................       137.3       137.3         78.6        78.6
   Cash and cash equivalents ..................       897.0       897.0      1,025.3     1,025.3
Derivatives:
     Futures contracts, net ...................         0.3         0.3           --          --
     Interest rate swap agreements ............       165.4       165.4         24.9        24.9
     Interest rate swap CMT ...................         1.7         1.7          7.5         7.5
     Interest rate cap agreements .............        15.9        15.9          3.6         3.6
     Interest rate floor agreements ...........        93.2        93.2         56.5        56.5
     Currency rate swap agreements ............       281.7       281.7        401.6       401.6
     Equity collar agreements .................        12.8        12.8         16.7        16.7

Liabilities:
   Consumer notes .............................       290.2       272.9           --          --
   Debt .......................................       803.4       643.3        786.3       758.8
   Guaranteed investment contracts and
     funding agreements .......................    17,961.3    18,022.2     16,142.7    15,947.0
   Fixed rate deferred and immediate annuities      8,466.9     8,310.6      6,212.2     6,123.3
   Supplementary contracts without life
     contingencies ............................        52.8        59.1         54.4        58.4
Derivatives:
   Futures contracts, net .....................         0.2         0.2          0.9         0.9
   Interest rate swap agreements ..............     1,229.1     1,229.1        420.3       420.3
   Interest rate swaption agreements ..........         3.2         3.2          1.3         1.3
   Currency rate swap agreements ..............       156.8       156.8        318.2       318.2
   Equity collar agreements ...................          --          --         18.9        18.9
   Equity swaps ...............................          --          --          0.1         0.1
Commitments ...................................          --    (1,537.9)          --    (1,241.3)

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 16 - Stock Compensation Plans

On January 5, 2000, the Company, as sole shareholder of John Hancock Financial Services, Inc., approved and adopted the 1999 Long-Term Stock Incentive Plan (the Incentive Plan), which originally had been approved by the Board of Directors (the Board) of the Company on August 31, 1999. Under the Incentive Plan, which became effective on February 1, 2000, the effective date of the Plan of Reorganization of the Company, options of JHFS common stock granted may be either non-qualified options or incentive stock options qualifying under Section 422 of the Internal Revenue Code. The Incentive Plan objectives include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company by providing employees the opportunity to acquire JHFS' common stock. In 2001, JHFS' Board adopted and the JHFS stockholders approved the amended and restated 1999 Long-Term Stock Incentive Plan (as amended, the Long-Term Stock Incentive Plan) and the Non-Employee Directors' Long-Term Stock Incentive Plan (the Directors' Plan, collectively, the Incentive Plans).

The maximum number of shares of JHFS common stock available under the Long-Term Stock Incentive Plan is 40,741,403. In addition, no more than 8,148,281 of these shares shall be available for stock awards. The maximum number of shares that may be granted as incentive stock options is 32,593,122 shares. The aggregate number of shares that may be covered by awards for any one participant over the period that the Long-Term Stock Incentive Plan is in effect shall not exceed 8,148,281 shares. Subject to these overall limits, there is no annual limit on the number of stock options or stock awards that may be granted in any one year.

The maximum number of shares of JHFS common stock available in the Non-Employee Directors' Long-Term Stock Incentive Plan is 1,000,000 shares of common stock. Pursuant to the Non-Employee Directors' Long-Term Stock Incentive Plan, each director receives 50% of the annual retainer paid to eligible directors in the form of stock awards. Where a director elects to have the remaining 50% of their retainer invested in shares of JHFS' common stock through open market purchases the Company grants a partial matching stock award, which is forfeitable. Commencing on April 1, 2002, the matching stock award is transferred from the Non-Employee Directors' Long-Term Stock Incentive Plan. In addition, on JHFS stockholder approval of the Non-Employee Directors' Long-Term Stock Incentive Plan, each non-employee director received a non-qualified stock option award of 15,000 shares. As any new non-employee director is appointed that person will receive an initial option award of 15,000 shares and annually thereafter, at the date of the JHFS' annual meeting, each will receive non-qualified stock option awards for 5,000 shares.

                                                                                                  Number of JHFS shares
                                                                                             remaining available for future
                             Number of JHFS shares to        Weighted-average exercise            issuance under equity
                             be issued upon exercise           price of outstanding           compensation plans (excluding
                             of outstanding options,           options, warrants and            JHFS shares reflected in
Plan Category                  warrants and rights                    rights                           column (a))
                            ---------------------------     ----------------------------     --------------------------------
                                      (a)                              (b)                                 (c)
                                 (in thousands)                                                       (in thousands)
Equity compensation plans
approved by JHFS
stockholders                         22,312.8                         $ 34.39                           15,169.3

Equity compensation plans
not approved by JHFS
stockholders                               --                              --                                 --
                            ---------------------------     ----------------------------     --------------------------------

Total                                22,312.8                         $ 34.39                           15,169.3
                            ===========================     ============================     ================================

The Incentive Plans have options exercisable at the dates listed in the table below. JHFS granted 10.6 million options to the Company's employees during the year ended December 31, 2002. Options outstanding under the Long-Term Incentive Plan were granted at a price equal to the market value of the JHFS stock on the date of grant, vest over a two-year period, and expire five years after the grant date. Options outstanding under the Non-Employee Director's Long-Term Stock Incentive Plan were granted at a price equal to the market value of the stock on the date of grant, vest immediately, and expire five years after grant date. During 2002, JHFS granted approximately 1.1 million options to the Company's employees as part of its incentive compensation program. These options were granted at market value, vested on the date of grant and expire five years after grant.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 16 -- Stock Compensation Plans (continued)

The status of stock options under the Incentive Plans are summarized below as of December 31:

                                                                                 JHFS Shares
                                        Number of            Weighted-             subject          Weighted-average
                                       JHFS Shares            average           to exercisable         exercise
                                      (in thousands)        exercise price         options          price per share
                                   ----------------------------------------------------------------------------------
Outstanding at February 1, 2000              --                    --
     Granted                            4,066.8               $ 14.06
     Exercised                              0.2                 13.94
     Canceled                             260.2                 13.94
                                   ----------------------------------------------------------------------------------
Outstanding at December 31, 2000        3,806.4               $ 14.07
                                   ==================================================================================
     Granted                           10,819.9               $ 35.96
     Exercised                            726.5                 14.05
     Canceled                             969.6                 29.61
                                   ----------------------------------------------------------------------------------
Outstanding at December 31, 2001       12,930.2               $ 31.21             2,270.5               $26.03
                                   ==================================================================================
     Granted                           10,571.6               $ 36.94
     Exercised                            848.7                 14.74
     Canceled                             340.3                 35.38
                                   ----------------------------------------------------------------------------------
Outstanding at December 31, 2002       22,312.8               $ 34.39             8,911.2               $30.48
                                   ==================================================================================

Through December 31, 2002, the Company accounted for stock-based compensation using the intrinsic value method prescribed by APB Opinion No. 25, under which no compensation cost for stock options is recognized for stock option awards granted at or above fair market value, with the exception of the Signator Stock Option Program. Had compensation expense for the remaining Company's stock-based compensation plan been determined based upon fair values at the grant dates for awards under the plan in accordance with SFAS No. 123, the Company's income would have been reduced to the pro forma amounts indicated below. Stock option awards granted after December 31, 2002 will be accounted for using the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation.

The estimated weighted-average fair value per share using the Black-Scholes option valuation model is $7.70, $9.35, and $3.66 respectively, for the years ending December 31, 2002, 2001 and 2000, using the following assumptions:

                            2002            2001             2000
                       ---------------------------------------------------
Expected term              3 years       3-5 years         2-5 years
Risk free rate (1)          2.51%       4.6% - 6.0%       4.8% - 5.6%
Dividend yield              1.05%           1.0%             1.8%
Expected volatility         28.8%          32.0%             24.0%

(1) Dependent on grant date.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 16 -- Stock Compensation Plans (continued)

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                                  For the period
                                                                    February 1        Year Ended
                                       Year Ended    Year Ended      through      December 31, 2000
                                       December 31,  December 31,   December 31,      Pro Forma
                                          2002          2001           2000          (unaudited)
                                       ------------------------------------------------------------
                                                            (in millions)

Net income, as reported ............   $ 458.9        $ 573.9        $ 750.3           $792.23
Add: Stock-based employee
   compensation expense
   included in reported net
   income, net of related tax
   effects .........................       0.9            0.8             --                --
Deduct: Total stock-based
   employee compensation
   expense determined under
   fair value method for all
   awards, net of related tax
   effects (unaudited) .............      55.0           34.1            1.5               2.2
                                       ------------------------------------------------------------
Pro forma net income
   (unaudited) .....................   $ 404.8        $ 540.6        $ 748.8           $ 790.0
                                       ============================================================

The following table summarizes information about stock options outstanding at December 31, 2002:

                                      Weighted-average
                       Number of        remaining                           Number of
                        options         contractual                         exercisable         Weighted-average
   Range of          outstanding at        life         Weighted-average    options at          exercise price of
 exercise price         12/31/02          (years)        exercise price      12/31/02          exercisable options
-----------------------------------------------------------------------------------------------------------------
                    (in thousands)                                        (in thousands)
$12.49 - $16.65          1,953.3           2.2             $ 13.94           1,953.2              $ 13.94
$20.81 - $24.97             35.0           2.6               23.59              35.0                23.59
$24.97 - $29.13          2,364.7           5.0               28.96                --                   --
$29.13 - $33.30          1,387.3           4.9               30.45           1,137.3                30.61
$33.30 - $37.46          8,996.3           3.2               35.51           4,999.8                35.55
$37.46 - $41.62          7,576.2           3.9               40.96             785.9                39.41
-----------------------------------------------------------------------------------------------------------------
                        22,312.8           3.6             $ 34.39           8,911.2              $ 30.48
                   ==============================================================================================

Under the Signator Stock Option Program, pursuant to the Long-Term Stock Incentive Plan, which was implemented in 2001, JHFS granted 270,270 stock options during February 2002 at a grant price of $37.57 per share and 20,000 stock options at a grant price of $40.50 per share during March 2002. During February 2001, JHFS granted 343,739 stock options at a grant price of $35.53 per share. All stock option awards under the Signator Stock Option Program were granted to non-employee general agents at a price equal to the market value of the stock on the date of grant. The stock options vest over a two-year period, subject to continued participation in the John Hancock sales program and attainment of established, individual sales goals. After one year of vesting, an agent is allowed to exercise 50% of the stock options granted. The Company amortizes compensation expense for the grant over a 24-month period commencing on grant date at a fair value of $7.83, $8.44 and $9.24 per option determined by the Black-Scholes Option valuation model for the February 2002, March 2002 and February 2001 grants, respectively. In accordance with EITF No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services", the expense related to option grants under the Signator Stock Option Program is adjusted to a current fair value at each reporting period. Total amortization expense recognized for the year ended December 31, 2002 was $1.4 million. Total amortization expense for 2001 was

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 16 -- Stock Compensation Plans (continued)

$1.3 million. The total grant date fair value of the stock options granted under the program from January 1, 2002 through December 31, 2002, is $2.3 million and from January 1, 2001 through December 31, 2001, is $3.1 million. During 2002 and 2001, 67,457 and 4,737 stock options were forfeited with a total grant date price of $0.5 million and $0.01 million, respectively. The outstanding option balance for the 2002 and 2001 grants under the Signator Stock Options Grant Program are 290,270 and 271,545, respectively, at December 31, 2002.

In 2002, the Company anticipates a $12 million tax deduction on its tax return for employee stock option compensation. The Company plans to file its 2002 tax return by September 15, 2003. In 2001, the Company deducted $12.4 million on its tax return for employee stock option compensation. In 2000, the year of JHFS' initial public offering, the Company deducted an immaterial amount on its tax return for employee stock option compensation.

Stock Grants to Non-Executives

During March 2000, JHFS granted 281,084 shares of non-vested stock to key personnel at a weighted- average grant price per share of $14.34. These grants of non-vested stock are forfeitable and vest at three or five years of service with the Company. The total grant-date exercise price of the non-vested stock granted from January 1, 2000 through December 31, 2000 is $4.0 million. During 2002, 2001and 2000, 5,445, 12,142 and 50,837 shares of non-vested stock were forfeited with a total grant date exercise price of $0.1, $0.2 and $0.7 million, respectively. The outstanding share balance in the 2000 plan is 212,660 as of December 31, 2002.

During February and March 2001, JHFS granted 265,391 total shares of non-vested stock to key personnel. The program was funded with cash and the shares were purchased on the open market at the weighted-average grant price of $37.22 per share. These grants of non-vested stock are forfeitable and vest at three years of service with the Company. The total grant-date exercise price of the non-vested stock granted from January 1, 2001 through December 31, 2001 is $9.9 million. During 2002 and 2001, 3,520 and 16,414 shares of non-vested stock were forfeited with a total grant-date exercise price of $0.1 million and $0.6 million, respectively. The outstanding share balance in the 2001 plan is 245,457 at December 31, 2002.

During February 2002, JHFS granted 153,900 total shares of non-vested stock to key personnel. The program was funded with cash and the shares were purchased on the open market at the weighted-average grant price of $38.22 per share. These grants of non-vested stock are forfeitable and vest at three years of service with the Company. The total grant-date exercise price of the non-vested stock granted from January 1, 2002 through December 31, 2002 is $5.9 million. During 2002, 66 shares of non-vested stock were forfeited with a total grant-date price of $0.01 million. The outstanding share balance in the 2002 plan is 153,834 at December 31, 2002.

Stock Grants to Executives

During 2001, JHFS granted 72,749 shares of non-vested stock to executive officers at a weighted-average grant price per share of $35.72. These grants of non-vested stock are forfeitable and vest at three or five years of service with the Company. The Company amortizes compensation expense for the grant over the vesting period. Total amortization for the period ending December 31, 2002 and 2001, was $0.4 and $0.3 million, respectively. The total grant-date price of the non-vested stock granted from January 1, 2001 through December 31, 2001, is $2.6 million. During 2001, 14,000 shares of non-vested stock were forfeited with a total grant-date price of $0.5 million. There were no forfeitures in 2002. The outstanding share balance of these grants is 58,749 at December 31, 2002.

During January 2002, JHFS granted 550,000 shares of non-vested stock to the Company's policy committee at a weighted-average grant price per share of $41.62. These grants of non-vested stock are forfeitable and vest at five years of service with the Company. The Company amortizes compensation expense for the grant over the vesting period. Total amortization for the period ending December 31, 2002 was $4.6 million. The total grant-date price of the non-vested stock granted from January 1, 2002 through December 31, 2002, is $22.9 million. There were no forfeitures of this grant during 2002. The outstanding share balance of this grant is 550,000 at December 31, 2002.

During February 2002, JHFS granted 87,401 shares of non-vested stock to executive officers at a weighted-average grant price per share of $38.22. These grants of non-vested stock are forfeitable and vest at three years of service with the Company. The total grant-date exercise price of the non-vested stock granted from January 1, 2002 through December 31, 2002, is $3.3 million. There were no forfeitures of this grant during 2002. The outstanding share balance of this grant is 87,401 at December 31, 2002.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 16 -- Stock Compensation Plans (continued)

Stock Grants to Board Members

During 2002 and 2001, JHFS issued 7,504 and 3,129 shares to Non-Employee Directors as payment of 50% of their quarterly retainer, respectively. These shares are not forfeitable and vest immediately. The total grant-date exercise price of this stock issued to non-employee directors from January 1, 2002 through December 31, 2002 is $0.3 million and from January 1, 2001 through December 31, 2001 is $0.1 million. In addition, in July 2001, the Company implemented a plan that would allow directors, at their discretion, to invest the second half of their quarterly retainer in the Company's common stock in lieu of receiving cash. The Company will match any investment at a rate of 50%. The restricted stock given as matching shares is forfeitable and vests over three years. For the period from July 1, 2001 through March 31, 2002, the restricted stock given as matching shares was purchased on the open market. As of April 1, 2002, the restricted stock given as matching shares is granted from the Non-Employee Long Term Stock Incentive Plan. At December 31, 2002 and 2001, 484 and 256 shares were matched under the program at a weighted-average grant price per share of $36.22 and $39.07, respectively. Of these shares, 120 were purchased on the open market and 364 were transferred from the Non-Employee Directors' Long-Term Stock Incentive Plan. Total expense recognized for the period ending December 31, 2002 and 2001 was $0.04 million and $0.01 million, respectively.

Stock Compensation Activity Subsequent to Year End

During January 2003, the Compensation Committee of the Board of Directors approved stock and stock option grants to the Policy Committee and certain key employees of the Company. The equity grants were made in compliance with the terms of the Long-Term Stock Incentive Plan. A total of 1.2 million shares of non-vested stock was granted, with a total grant date price of $32.9 million. A total of 0.5 million options were granted, with a grant date fair value of $6.0 per option as determined by the Black-Scholes option valuation model.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 17 -- Goodwill and Other Intangible Assets

The Company recognizes purchased intangible assets which result from business combinations; goodwill, the value of business acquired (VOBA), and mutual fund investment management contracts acquired (management contracts). The excess of the cost over the fair value of identifiable assets acquired in business combinations is recorded as goodwill. The present value of estimated future profits of insurance policies in force related to businesses acquired is recorded as VOBA.

The management contract assets relate to the Company's mutual fund subsidiary, John Hancock Funds, Inc. (JHFunds) which purchased mutual fund investment contracts as part of its plan to grow its mutual fund management business. These contracts are identifiable intangible assets which are deemed to be indefinitely renewable by the Company, and are therefore indefinite lived assets under the guidance of SFAS 142.

The following tables set forth certain summarized financial information relating to the Company's purchased intangible assets as of the dates and periods indicated.

                                                                                         Accumulated
                                                       Gross Carrying   Amortization    Net Carrying
                                                          Amount      and Other Changes    Amount
                                                      -----------------------------------------------
                                                                       (in millions)
December 31, 2002
Unamortizable intangible assets:
   Goodwill .........................................     $166.7           $(58.1)         $108.6
   Management contracts .............................       12.2             (7.0)            5.2
Amortizable intangible assets:
   VOBA .............................................      201.7            (24.5)          177.2

December 31, 2001
Unamortizable intangible assets:
   Goodwill .........................................     $174.1           $(58.1)         $116.0
   Management contracts .............................        9.0             (7.0)            2.0
Amortizable intangible assets:
   VOBA .............................................       97.4            (21.2)           76.2

Aggregate amortization expense                                                   For the Years Ended December 31,
                                                                             2002              2001             2000
-------------------------------------------------------------------------------------------------------------------------
                                                                                          (in millions)
Goodwill amortization, net of tax of $ - million, $3.6 million and
   $3.2 million, respectively ......................................          --              $7.7             $ 8.1
Management contract amortization, net of tax of $ - million, $0.4
   million and  $0.4 million, respectively..........................          --               0.7               0.7
VOBA amortization, net of tax of $1.1 million,  $0.8 million and
   $0.7 million, respectively.......................................        $2.0               1.5               1.4
-------------------------------------------------------------------------------------------------------------------------
Aggregate amortization expense, net of tax of $1.1 million,  $4.8
   million and $4.3 million, respectively...........................        $2.0              $9.9             $10.2
=========================================================================================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 17 -- Goodwill and Other Intangible Assets - (continued)

Estimated future aggregate amortization expense for the years ended
   December 31,

                                                 Tax Effect       Net Expense
                                             -----------------------------------
                                                        (in millions)
2003......................................         $ 4.2            $ 7.8

2004......................................         $ 4.1            $ 7.6

2005......................................         $ 4.7            $ 8.6

2006......................................         $ 4.5            $ 8.4

2007......................................         $ 4.1            $ 7.6


The changes in the carrying value of goodwill, presented for each business segment, for the periods indicated, are as follows:

                                                              Asset                   Investment    Corporate
                                               Protection    Gathering      G&SFP     Management    and Other   Consolidated
                                            --------------------------------------------------------------------------------
                                                                             (in millions)

Goodwill balance at January 1, 2001........    $  76.5       $  48.9          --         $  0.9        $ 4.9      $ 131.2
Changes to goodwill during 2001:
    Amortization...........................       (4.0)         (6.8)         --           (0.5)          --        (11.3)
    Goodwill acquired......................         --            --          --             --           --           --
    Other adjustments (1) (2)..............        1.0            --          --             --         (4.9)        (3.9)
                                            --------------------------------------------------------------------------------
Goodwill balance at December 31, 2001......    $  73.5       $  42.1          --         $  0.4           --      $ 116.0
                                            ================================================================================

(1) Purchase price adjustments relating to the 1999 acquisition of the Fortis long term care insurance business resulted in an adjustment to goodwill relating to the Fortis business of $1.0 million.
(2)   The Company sold its Investors Guaranty Life Insurance Company business
      (IGL) in 2001 and as a result, disposed of $4.9 million of remaining goodwill related to IGL.

                                                              Asset                  Investment    Corporate
                                              Protection    Gathering      G&SFP     Management    and Other   Consolidated
                                            --------------------------------------------------------------------------------
                                                                             (in millions)

Goodwill balance at January 1, 2002........   $   73.5       $  42.1         --        $  0.4          --        $ 116.0
Changes to goodwill during 2002:
    Amortization...........................         --            --         --            --          --             --
    Goodwill acquired......................         --            --         --            --          --             --
    Other adjustments (1)..................       (7.4)           --         --            --          --           (7.4)
                                            --------------------------------------------------------------------------------
Goodwill balance at December 31, 2002......   $   66.1       $  42.1         --        $  0.4          --        $ 108.6
                                            ================================================================================

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 17 -- Goodwill and Other Intangible Assets - (continued)

The changes in the carrying value of VOBA, presented for each business segment, for the periods indicated, are as follows:

                                                                 Asset               Investment    Corporate
                                                 Protection    Gathering   G&SFP     Management    and Other  Consolidated
                                               -----------------------------------------------------------------------------
                                                                           (in millions)
VOBA balance at January 1, 2001...............    $  81.3        --         --          --            --        $  81.3
Amortization and other changes during 2001:
    Amortization..............................       (2.3)       --         --          --            --           (2.3)
    Adjustment to unrealized gains on
       securities available-for-sale..........       (2.8)       --         --          --            --           (2.8)
                                               -----------------------------------------------------------------------------
VOBA balance at December 31, 2001.............    $  76.2        --         --          --            --        $  76.2
                                               =============================================================================
                                                                 Asset               Investment    Corporate
                                                 Protection    Gathering   G&SFP     Management    and Other   Consolidated
                                               -----------------------------------------------------------------------------
                                                                             (in millions)
VOBA balance at January 1, 2002...............   $   76.2         --         --          --           --        $  76.2
Amortization and other changes during 2002:
    Amortization..............................       (3.1)        --         --          --           --           (3.1)
    VOBA acquired (1).........................      104.3         --         --          --           --          104.3
    Adjustment to unrealized gains on
       securities available-for-sale..........       (0.2)        --         --          --           --           (0.2)
                                               -----------------------------------------------------------------------------
VOBA balance at December 31, 2002.............   $  177.2         --         --          --           --        $ 177.2
                                               =============================================================================

(1) The Company acquired a block of insurance business from Allmerica Financial Corporation on December 31, 2002, as discussed in Note 1 - Summary of Significant Accounting Policies above. This balance reflects the Company's best estimate of the VOBA as of December 31, 2002, however, this valuation is not complete and further future refinement of this estimate may be necessary.

The changes in the carrying value of management contracts, presented for each business segment, for the periods indicated, are as follows:

                                                                 Asset               Investment    Corporate
                                                 Protection    Gathering   G&SFP     Management    and Other  Consolidated
                                               -----------------------------------------------------------------------------
                                                                           (in millions)
Management contracts balance at
    January 1, 2001...........................        --         $ 3.0       --          --           --         $ 3.0
Amortization and other changes during 2001:
    Amortization..............................        --          (1.0)      --          --           --          (1.0)
    Other adjustments.........................        --            --       --          --           --            --
                                               -----------------------------------------------------------------------------
Management contracts balance at
    December 31, 2001.........................        --         $ 2.0       --          --           --         $ 2.0
                                               =============================================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 17 -- Goodwill and Other Intangible Assets - (continued)

                                                                 Asset               Investment    Corporate
                                                 Protection    Gathering   G&SFP     Management    and Other   Consolidated
                                               -----------------------------------------------------------------------------
                                                                            (in millions)
Management contracts balance at
    January 1, 2002                                  --           $ 2.0      --           --           --        $ 2.0
Amortization and other changes during 2002:
   Amortization...............................       --              --      --           --           --           --
   Management contracts acquired during the
     period (1)...............................       --             3.2      --           --           --          3.2
                                               -----------------------------------------------------------------------------
Management contracts balance at
    December 31, 2002.........................       --           $ 5.2      --           --           --        $ 5.2
                                               =============================================================================

(1) This increase results from JHFund's purchase of the management contracts for the U.S. Global Leaders Growth Fund and the Pzena Focused Value Fund in 2002.

The net income of the Company, if the Company had not amortized goodwill and management contracts prior to the adoption of SFAS No. 142, would have been as follows:

                                                                  Years Ended December 31,
                                                           2002              2001            2000
                                                       ----------------------------------------------
                                                                        (in millions)
Net income:
As reported.........................................     $ 458.9          $ 573.9         $ 792.2

Goodwill amortization, net of tax...................          --              7.7             8.1
Management contract amortization, net of tax........          --              0.7             0.7
                                                       ----------------------------------------------
Proforma (unaudited)................................     $ 458.9          $ 582.3         $ 801.0
                                                       ==============================================

Note 18 - Subsequent Events

On March 14, 2003, the Company sold three of its Home Office complex properties to Beacon Capital Partners for $910.0 million. As part of the transaction, the Company also provided Beacon Capital Partners with a long-term sub-lease of the Company's parking garage. The Company entered into a long-term lease of the space it now occupies in those buildings and plans on continuing to use them as its corporate headquarters.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 19 -- Quarterly Results of Operations (unaudited)

The following is a summary of unaudited quarterly results of operations for 2002 and 2001:

                                                            2002                                        2001
                                         ------------------------------------------------------------------------------------------
                                            March    June     September   December      March       June      September  December
-----------------------------------------------------------------------------------------------------------------------------------
                                                                             (in millions)
Premiums and other considerations ..... $  803.6   $  834.9   $  817.9    $  882.9    $  751.3    $  826.7    $  778.0   $1,367.6
Net investment income .................    887.7      888.8      878.4       926.1       918.0       913.9       920.3      894.0
Net realized investment and other
   losses, net of related
   amortization of deferred policy
   acquisition costs, amounts credited
   to participating pension
   contractholders, and the
   policyholder dividend obligation ...    (86.1)    (125.4)     (37.8)     (201.2)      (25.0)      (12.6)      (58.9)    (149.3)
                                         ------------------------------------------------------------------------------------------
Total revenues ........................  1,605.2    1,598.3    1,658.5     1,607.8     1,644.3     1,728.0     1,639.4    2,112.3

Benefits and expenses .................  1,424.9    1,472.4    1,490.1     1,514.9     1,442.5     1,471.6     1,420.5    2,022.0
                                         ------------------------------------------------------------------------------------------
Income before income taxes and
   cumulative effect of accounting
   changes ............................    180.3      125.9      168.4        92.9       201.8       256.4       218.9       90.3
Cumulative effect of accounting
   changes, net of tax ................       --         --         --          --         7.2          --          --         --
                                         ------------------------------------------------------------------------------------------
Net income (a) ........................ $  131.8   $  101.6   $  133.3    $   92.2    $  148.5    $  182.0    $  158.7   $   84.7
-----------------------------------------------------------------------------------------------------------------------------------

(a) Balances reclassified for the adoption of the provisions of SOP 00-3, as outlined in Note 1- Summary of Significant Accounting Policies to the consolidated financial statements above. The adoption impacted net income by $(0.1) million, $2.4 million and $(5.9) million for the three months ended March 31, June 30 and September 30, 2001, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                     SCHEDULE I -- SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                             As of December 31, 2002
                                  (in millions)

Column A                                                   Column B   Column C      Column D
                                                                                 AMOUNT AT WHICH
                                                                                  SHOWN IN THE
                                                                                  CONSOLIDATED
TYPE OF INVESTMENT                                         COST (2)    VALUE     BALANCE SHEET
------------------------------------------------------------------------------------------------
Fixed maturity securities, available-for-sale:
Bonds:
United States government and government
agencies and authorities .............................   $   195.2   $   204.0   $   204.0
States, municipalities and political subdivisions ....       444.8       467.7       467.7
Foreign governments ..................................       291.5       325.0       325.0
Public utilities .....................................     4,355.3     4,308.0     4,308.0
Convertibles and bonds with warrants attached ........       447.0       462.4       462.4
All other corporate bonds ............................    34,899.2    35,689.0    35,689.0
Certificates of deposits .............................         0.0          --          --
Redeemable preferred stock ...........................       573.5       590.2       590.2
                                                         ---------------------------------------
Total fixed maturity securities, available-for-sale ..   $41,206.5   $42,046.3   $42,046.3
                                                         ---------------------------------------
Equity securities, available-for-sale:
Common stocks:
Public utilities .....................................          --          --          --
Banks, trust and insurance companies .................          --          --          --
Industrial, miscellaneous and all other ..............   $   230.3   $   273.0   $   273.0
Non-redeemable preferred stock .......................        77.2        76.6        76.6
                                                         ---------------------------------------
Total equity securities, available-for-sale ..........   $   307.5   $   349.6   $   349.6
                                                         ---------------------------------------
Fixed maturity securities, held-to-maturity:
Bonds
United States government and government
agencies and authorities .............................   $    15.3   $    16.1   $    15.3
States, municipalities and political subdivisions ....       369.9       383.3       369.9
Foreign governments ..................................          --          --          --
Public utilities .....................................       142.0       141.9       142.0
Convertibles and bonds with warrants attached ........          --          --          --
All other corporate bonds ............................     1,199.8     1,235.9     1,199.8
Certificates of deposits .............................          --          --          --
Redeemable preferred stock ...........................          --          --          --
                                                         ---------------------------------------
Total fixed maturity securities, held-to-maturity ....   $ 1,727.0   $ 1,777.2   $ 1,727.0
                                                         ---------------------------------------

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                     SCHEDULE I -- SUMMARY OF INVESTMENTS -
             OTHER THAN INVESTMENTS IN RELATED PARTIES - (CONTINUED)
                             As of December 31, 2002
                                  (in millions)

Column A                                      Column B  Column C    Column D
                                                                 AMOUNT AT WHICH
                                                                  SHOWN IN THE
                                                                  CONSOLIDATED
TYPE OF INVESTMENT                            COST (2)   VALUE    BALANCE SHEET
--------------------------------------------------------------------------------
Equity securities, trading:
Common stocks:
Public utilities...........................         --       --           --
Banks, trust and insurance companies.......         --       --           --
Industrial, miscellaneous and all other....  $     0.3     $0.7    $     0.7
Non-redeemable preferred stock.............         --       --           --
                                            ------------------------------------
Total equity securities, trading...........  $     0.3     $0.7    $     0.7
                                            ------------------------------------
Mortgage loans on real estate, net (1).....  $10,407.6     XXXX    $10,296.5
Real estate, net:
Investment properties (1)..................      222.6     XXXX        173.2
Acquired in satisfaction of debt (1).......       85.9     XXXX         82.1
Policy loans...............................    2,014.2     XXXX      2,014.2
Other long-term investments (2)............    2,839.1     XXXX      2,839.1
Short-term investments.....................      137.3     XXXX        137.3
                                            ------------------------------------
Total investments..........................  $58,894.8     XXXX    $59,666.0
                                            ====================================

(1) Difference between Column B and Column D is primarily due to valuation allowances and accumulated depreciation of real estate. See notes to the audited consolidated financial statements.
(2) Difference between Column B and Column C is primarily due to operating gains (losses) of investments in limited partnerships.

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

               SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION

   As of December 31, 2002, 2001 and 2000 and for each of the years then ended
                                  (in millions)

Column A                       Column B     Column C       Column D         Column E     Column F

                                             FUTURE                         OTHER
                                             POLICY                         POLICY
                                            BENEFITS,                       CLAIMS
                               DEFERRED      LOSSES,                         AND
                                POLICY     CLAIMS AND                      BENEFITS
                             ACQUISITION      LOSS         UNEARNED        PAYABLE       PREMIUM
         SEGMENT                COSTS       EXPENSES     PREMIUMS (1)        (1)         REVENUE
2002:
Protection ...............   $ 2,657.8     $20,715.3     $   300.3      $   108.2      $ 1,506.0
Asset Gathering ..........       681.2       8,952.8            --            0.1           29.3
Guaranteed & Structured
   Financial Products ....         8.6      26,845.4          68.6            2.9           18.3
Investment Management ....          --         225.0            --             --             --
Corporate & Other ........         5.0         819.5            --           49.5          430.6
                             -------------------------------------------------------------------
     Total ...............   $ 3,352.6     $57,558.0     $   368.9      $   160.7      $ 1,984.2
                             ===================================================================

2001:
Protection ...............   $ 2,557.1     $18,369.2     $   280.4      $   102.0      $ 1,363.8
Asset Gathering ..........       616.2       6,689.4            --            0.1           74.8
Guaranteed & Structured
   Financial Products ....         8.8      24,375.1          65.7            4.9          483.3
Investment Management ....          --            --            --             --             --
Corporate & Other ........         4.2       1,284.4          (0.1)          96.8          430.0
                             -------------------------------------------------------------------
     Total ...............   $ 3,186.3     $50,718.1     $   346.0      $   203.8      $ 2,351.9
                             ===================================================================

2000:
Protection ...............   $ 2,455.7     $16,671.2     $   262.6      $    89.9      $ 1,295.5
Asset Gathering ..........       558.2       5,619.9            --           (4.5)          63.4
Guaranteed & Structured
   Financial Products ....         8.5      21,944.2          60.4            0.7          620.3
Investment Management ....          --            --            --             --             --
Corporate & Other ........         4.7       1,488.3           0.1          170.3          411.5
                             -------------------------------------------------------------------
     Total ...............   $ 3,027.1     $45,723.6     $   323.1      $   256.4      $ 2,390.7
                             ===================================================================

(1) Unearned premiums and other policy claims and benefits payable are included in these amounts.

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                     SCHEDULE III -- SUPPLEMENTARY INSURANCE
               INFORMATION -- (CONTINUED) As of December 31, 2002, 2001 and 2000 and for each of the years then ended
                                  (in millions)

          Column A              Column B       Column C           Column D          Column E

                                                             AMORTIZATION OF
                                                             DEFERRED POLICY
                                               BENEFITS,     ACQUISITION COSTS,
                                                CLAIMS,      EXCLUDING AMOUNTS
                                   NET        LOSSES, AND  RELATED TO NET REALIZED    OTHER
                               INVESTMENT     SETTLEMENT   INVESTMENT AND OTHER     OPERATING
          SEGMENT                INCOME        EXPENSES       GAINS (LOSSES)        EXPENSES

2002:
Protection ................     $1,310.7      $1,787.6         $  171.1            $  346.7
Asset Gathering ...........        575.7         446.7            140.5               353.5
Guaranteed & Structured
   Financial Products .....      1,703.9       1,186.8              2.2               135.3
Investment Management .....         15.1            --               --                92.1
Corporate & Other .........        (24.4)        384.1             (0.4)              299.9
                             ------------------------------------------------------------------
     Total ................     $3,581.0      $3,805.2         $  313.4            $1,227.5
                             ==================================================================

2001:
Protection ................     $1,258.5      $1,603.3         $  171.3            $  346.0
Asset Gathering ...........        498.5         441.6             75.0               452.4
Guaranteed & Structured
   Financial Products .....      1,834.5       1,869.2              2.4               107.0
Investment Management .....         28.7            --               --                97.9
Corporate & Other .........         26.0         414.0              0.3               224.5
                             ------------------------------------------------------------------
     Total ................     $3,646.2      $4,328.1         $  249.0            $1,227.8
                             ==================================================================

2000:
Protection ................     $1,196.3      $1,550.1         $  106.0            $  405.2
Asset Gathering ...........        445.8         371.3             78.8               557.2
Guaranteed & Structured
   Financial Products .....      1,741.9       1,963.4              2.6               108.8
Investment Management .....         22.7            --               --               132.7
Corporate & Other .........        157.2         362.6             (0.3)               84.9
                             ------------------------------------------------------------------
     Total ................     $3,563.9      $4,247.4         $  187.1            $1,288.8
                             ==================================================================

(2) Allocations of net investment income and certain operating expenses are based on a number of assumptions and estimates, and reported operating results would change by segment if different methods were applied.

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                           SCHEDULE IV -- REINSURANCE

  As of December 31, 2002, 2001 and 2000 and for each of the years then ended:
                                  (in millions)

                                                                      ASSUMED      PERCENTAGE
                                                         CEDED TO      FROM        OF AMOUNT
                                 GROSS       OTHER        OTHER         NET        ASSUMED TO
                                 AMOUNT    COMPANIES    COMPANIES     AMOUNT          NET
2002:
Life insurance in force ...   $308,858.4   $179,098.5   $ 34,544.8   $164,304.7       21.0%
                             ===================================================
Premiums:
Life insurance ............      1,946.0        735.0        305.4      1,516.4       20.1%
Accident and health
   Insurance ..............        619.0        315.1        163.9        467.8       35.0%
                             ---------------------------------------------------
     Total ................   $  2,565.0   $  1,050.1   $    469.3   $  1,984.2       23.7%
                             ===================================================

2001:
Life insurance in force ...   $282,557.8   $107,601.2   $ 27,940.6   $202,897.2       13.8%
                             ===================================================
Premiums:
Life insurance ............      2,551.6        787.6        233.2      1,997.2       11.7%
Accident and health
   Insurance ..............        529.1        368.9        194.5        354.7       54.8%
                             ---------------------------------------------------
     Total ................   $  3,080.7   $  1,156.5   $    427.7   $  2,351.9       18.2%
                             ===================================================

2000:
Life insurance in force ...   $245,171.2   $ 49,119.2   $ 27,489.1   $223,541.0       12.3%
                             ===================================================
Premiums:
Life insurance ............      2,369.9        313.7        279.0      2,335.2       11.9%
Accident and health
   Insurance ..............        810.4        941.3        186.4         55.5      335.9%
                             ---------------------------------------------------
     Total ................   $  3,180.3   $  1,255.0   $    465.4   $  2,390.7       19.5%
                             ===================================================

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


                      JOHN HANCOCK LIFE INSURANCE COMPANY

                      By: /s/ Thomas E. Moloney
                              -------------------------------------------
                              Thomas E. Moloney
                              Senior Executive Vice President and
                              Chief Financial Officer
                      Date:   March 24, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         SIGNATURE                          TITLE                   DATE

/s/ David F. D'Alessandro
-------------------------
David F. D'Alessandro      Chairman, President, Chief
                           Executive Officer and Director     March 24, 2003
                           (Principal Executive Officer)

/s/ Thomas E. Moloney
---------------------
Thomas E. Moloney          Senior Executive Vice
                           President and Chief                March 24, 2003
                           Financial Officer
                           (Principal Financial and
                           Accounting Officer)

/s/ Wayne A. Budd
-----------------
Wayne A. Budd              Executive Vice President,
                           General Counsel and Director       March 24, 2003

/s/ John M. Connors, Jr.
------------------------
John M. Connors, Jr.       Director                           March 24, 2003


/s/ Robert E. Fast
------------------
Robert E. Fast             Director                           March 24, 2003


/s/ Richard B. DeWolfe
----------------------
Richard B. DeWolfe         Director                           March 24, 2003


/s/ Thomas P. Glynn
-------------------
Thomas P. Glynn            Director                           March 24, 2003


/s/ Michael C. Hawley
---------------------
Michael C. Hawley          Director                           March 24, 2003


/s/ Edward H. Linde
-------------------
Edward H. Linde            Director                           March 24, 2003


/s/ Judith A. McHale
--------------------
Judith A. McHale           Director                           March 24, 2003

/s/ R. Robert Popeo
-------------------
R. Robert Popeo            Director                           March 24, 2003


/s/ Richard F. Syron
--------------------
Richard F. Syron           Director                           March 24, 2003


/s/ Robert J. Tarr, JR.
-----------------------
Robert J. Tarr, Jr.        Director                           March 24, 2003


/s/ Foster L. Aborn
-------------------
Foster L. Aborn            Director                           March 24, 2003


/s/ John M. DeCiccio
--------------------
John M. DeCiccio           Director                           March 24, 2003


/s/ Robert J. Davis
--------------------
Robert J. Davis            Director                           March 24, 2003

                                 CERTIFICATIONS
                                 --------------

I, David F. D'Alessandro, certify that:

1. I have reviewed this annual report on Form 10-K of John Hancock Life Insurance Company;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

By: /s/ DAVID F. D'ALESSANDRO
-----------------------------------------
David F. D'Alessandro
Chairman, President and
Chief Executive Officer and Director

                                 CERTIFICATIONS
                                 --------------

I, Thomas E. Moloney, certify that:

1. I have reviewed this annual report on Form 10-K of John Hancock Life Insurance Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003

By: /s/ THOMAS E. MOLONEY
-----------------------------------------
Thomas E. Moloney
Senior Executive Vice President and
Chief Financial Officer