Form 10-Q
period 2003-03-31
HANCOCK JOHN LIFE INSURANCE CO
filed 2003-05-15
CIK 917406

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

      Number of shares outstanding of our only class of common stock as of May 09, 2003:

                                      1,000

PART 1 FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                                                March 31,
                                                                   2003    December 31,
                                                               (Unaudited)     2002
                                                               ------------------------
                                                                    (in millions)

Assets

Investments - Notes 3 and 5 Fixed maturities:
     Held-to-maturity--at amortized cost
     (fair value: March 31--$1,679.4; December 31--$1,777.2)   $  1,648.6   $  1,727.0
     Available-for-sale--at fair value
     (cost: March 31--$43,045.7; December 31--$41,206.5) ...     44,468.9     42,046.3
Equity securities:
     Available-for-sale--at fair value
     (cost: March 31--$279.7; December 31--$307.5) .........        367.5        349.6
     Trading securities--at fair value
     (cost: March 31--$0.3; December 31--$0.3) .............          0.7          0.7
Mortgage loans on real estate ..............................     10,416.1     10,296.5
Real estate ................................................        255.0        255.3
Policy loans ...............................................      2,018.7      2,014.2
Short-term investments .....................................        188.9        137.3
Other invested assets ......................................      2,564.4      2,839.1
                                                               ----------   ----------

     Total Investments .....................................     61,928.8     59,666.0

Cash and cash equivalents ..................................      2,137.1        897.0
Accrued investment income ..................................        719.7        743.2
Premiums and accounts receivable ...........................        103.3        114.1
Deferred policy acquisition costs ..........................      3,351.2      3,352.6
Reinsurance recoverable ....................................      3,069.4      2,958.9
Other assets ...............................................      2,693.2      2,660.3
Separate account assets ....................................     17,101.5     17,414.9
                                                               ----------   ----------

     Total Assets ..........................................   $ 91,104.2   $ 87,807.0
                                                               ==========   ==========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                                            March 31,
                                                              2003      December 31,
                                                           (Unaudited)     2002
                                                           ------------------------
                                                                (in millions)
Liabilities and Shareholder's Equity

Liabilities
Future policy benefits .................................   $ 35,547.8   $ 34,233.8
Policyholders' funds ...................................     22,629.4     22,571.0
Consumer notes .........................................        492.0        290.2
Unearned revenue .......................................        376.4        368.9
Unpaid claims and claim expense reserves ...............        158.2        160.7
Dividends payable to policyholders .....................        456.4        463.0
Short-term debt ........................................         87.5         99.5
Long-term debt .........................................        711.4        703.9
Income taxes ...........................................      1,220.8        925.0
Other liabilities ......................................      5,560.3      4,397.3
Separate account liabilities ...........................     17,101.5     17,414.9
                                                           ----------   ----------

         Total Liabilities .............................     84,341.7     81,628.2

Minority interest ......................................          5.1          7.3

Commitments and contingencies - Note 5

Shareholder's Equity
Common stock, $10,000 par value; 1,000 shares
     authorized and outstanding ........................         10.0         10.0
Additional paid in capital .............................      4,763.2      4,763.2
Retained earnings ......................................      1,227.1        956.1
Accumulated other comprehensive income .................        757.1        442.2
                                                           ----------   ----------
         Total Shareholder's Equity ....................      6,757.4      6,171.5
                                                           ----------   ----------

         Total Liabilities and Shareholder's Equity ....   $ 91,104.2   $ 87,807.0
                                                           ==========   ==========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                    2003       2002
                                                                                 ---------------------
                                                                                     (in millions)
Revenues
   Premiums ..................................................................   $   472.3   $   448.8
   Universal life and investment-type product charges ........................       155.0       148.3
   Net investment income - Note 3 ............................................       933.1       887.7
   Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholders and the policyholder dividend obligation ($(49.8) and $(22.3) for the three months ended
       March 31, 2003 and 2002, respectively) - Notes 1 and 3 ................       105.4       (86.1)
   Investment management revenues, commissions and other fees ................       119.2       142.4
   Other revenue .............................................................        72.1        70.6
                                                                                 ---------   ---------
       Total revenues ........................................................     1,857.1     1,611.7

Benefits and expenses
   Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to participating pension contractholders and the policyholder dividend obligation
       ($(41.3) and $(6.8), for the three months ended March 31, 2003
       and 2002, respectively) - Notes 1 and 3 ...............................       949.3       904.2
   Other operating costs and expenses ........................................       318.7       331.2
   Amortization of deferred policy acquisition costs, excluding amounts related to net realized investment and other gains (losses)
       ($(8.5) and $(15.5) for the three months ended March 31, 2003 and
       2002, respectively) - Notes 1 and 3 ...................................        69.8        57.7
   Dividends to policyholders ................................................       132.5       138.3
                                                                                 ---------   ---------
       Total benefits and expenses ...........................................     1,470.3     1,431.4
                                                                                 ---------   ---------

Income before income taxes ...................................................       386.8       180.3

Income taxes .................................................................       115.8        48.5
                                                                                 ---------   ---------

Net income ...................................................................   $   271.0   $   131.8
                                                                                 =========   =========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                            AND COMPREHENSIVE INCOME

                                                                                     Accumulated
                                                              Additional                Other          Total
                                                     Common    Paid in    Retained  Comprehensive  Shareholder's  Outstanding
                                                      Stock    Capital    Earnings      Income        Equity        Shares
                                                    -------------------------------------------------------------------------
                                                         (in millions, except for outstanding share amounts)

Balance at January 1, 2002 ......................   $  10.0   $ 4,763.4   $   608.2   $ 225.6      $ 5,607.2         1,000

Demutualizaton transactions .....................                  (0.1)                                (0.1)

Comprehensive income:
   Net income ...................................                             131.8                    131.8

   Other comprehensive income, net of tax:
   Net unrealized gains (losses) ................                                       (83.1)         (83.1)
   Cash flow hedges .............................                                       (12.2)         (12.2)
   Foreign currency translation
     adjustment .................................                                         0.1            0.1
Minimum pension liability .......................                                         1.2            1.2
                                                                                                   ---------
Comprehensive income ............................                                                       37.8

Dividend paid to parent company .................                             (11.0)                   (11.0)
                                                    ----------------------------------------------------------------------

Balance at March 31, 2002 .......................   $  10.0   $ 4,763.3   $   729.0   $ 131.6      $ 5,633.9         1,000
                                                    ======================================================================

Balance at January 1, 2003 ......................   $  10.0   $ 4,763.2   $   956.1   $ 442.2      $ 6,171.5         1,000

Comprehensive income:
   Net income ...................................                             271.0                    271.0

   Other comprehensive income, net of tax:
   Net unrealized gains (losses) ................                                       307.5          307.5
   Cash flow hedges .............................                                         5.8            5.8
   Foreign currency translation
     adjustment .................................                                        (0.1)          (0.1)
Minimum pension liability .......................                                         1.7            1.7
                                                                                                   ---------
Comprehensive income ............................                                                      585.9
                                                    ----------------------------------------------------------------------

Balance at March 31, 2003 .......................   $  10.0   $ 4,763.2   $ 1,227.1   $ 757.1      $ 6,757.4         1,000
                                                    ======================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                  2003       2002
                                                                              ----------------------
                                                                                   (in millions)
Cash flows from operating activities:
   Net income .............................................................   $   271.0    $   131.8
       Adjustments to reconcile net income to net cash
       provided by operating activities:
           Amortization of discount - fixed maturities ....................        (6.9)       (17.8)
           Net realized investment and other (gains) losses ...............      (105.4)        86.1
           Change in deferred policy acquisition costs ....................       (74.1)       (66.8)
           Depreciation and amortization ..................................        11.6         15.1
           Net cash flows from trading securities .........................          --          0.4
           Decrease in accrued investment income ..........................        23.5         24.6
           Decrease in premiums and accounts receivable ...................        10.8          6.7
           (Decrease) increase in other assets and other liabilities, net .       (58.3)       112.4
           Increase in policy liabilities and accruals, net ...............       366.9        299.1
           Increase (decrease) in income taxes ............................       127.4        (19.9)
                                                                              ---------    ---------

               Net cash provided by operating activities ..................       566.5        571.7

Cash flows used in investing activities:
   Sales of:
       Fixed maturities available-for-sale ................................     2,376.0        890.2
       Equity securities available-for-sale ...............................        16.9         64.4
       Real estate ........................................................         4.5          7.0
       Home office properties .............................................       887.6           --
       Short-term investments and other invested assets ...................        55.0         32.1
   Maturities, prepayments and scheduled redemptions of:
       Fixed maturities held-to-maturity ..................................        83.4         61.5
       Fixed maturities available-for-sale ................................       993.5        874.7
       Short-term investments and other invested assets ...................        46.7         72.1
       Mortgage loans on real estate ......................................       195.9        247.4
   Purchases of:
       Fixed maturities held-to-maturity ..................................        (2.0)       (10.9)
       Fixed maturities available-for-sale ................................    (4,525.6)    (3,017.5)
       Equity securities available-for-sale ...............................        (0.6)       (44.7)
       Real estate ........................................................        (2.4)        (0.7)
       Short-term investments and other invested assets ...................      (211.6)      (136.8)
   Mortgage loans on real estate issued ...................................      (363.3)      (388.9)
   Other, net .............................................................       (31.3)      (291.1)
                                                                              ---------    ---------

            Net cash used in investing activities .........................   $  (477.3)   $(1,641.2)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                      2003          2002
                                                                                   ------------------------
                                                                                        (in millions)
Cash flows from financing activities:
   Dividend paid to parent company ..........................................              --    $    (11.0)
   Universal life and investment-type contract deposits .....................      $  2,738.7       2,506.1
   Universal life and investment-type contract maturities and withdrawals ...        (1,781.6)     (1,502.8)
   Issuance of consumer notes ...............................................           201.8            --
   Issuance of short-term debt ..............................................            70.4            --
   Repayment of short-tem debt ..............................................           (75.3)        (22.6)
   Repayment of long-term debt ..............................................            (3.1)         (2.6)
                                                                                   ----------    ----------

   Net cash provided by financing activities ................................         1,150.9         967.1
                                                                                   ----------    ----------

   Net increase (decrease) in cash and cash equivalents .....................         1,240.1        (102.4)

Cash and cash equivalents at beginning of year ..............................           897.0       1,025.3
                                                                                   ----------    ----------

Cash and cash equivalents at end of year ....................................      $  2,137.1    $    922.9
                                                                                   ==========    ==========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -- Summary of Significant Accounting Policies

Business

John Hancock Life Insurance Company (the Company) is a diversified financial services organization that provides a broad range of insurance and investment products and investment management and advisory services. The Company is a wholly owned subsidiary of John Hancock Financial Services, Inc. (JHFS, or the Parent).

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the Company's annual audited financial statements as of December 31, 2002 included in the Company's Form 10-K for the year ended December 31, 2002 filed with the United States Securities and Exchange Commission (hereafter referred to as the Company's 2002 Form 10-K). All of the Company's United States Securities and Exchange Commission filings are available on the internet at www.sec.gov, under the name Hancock John Life.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain prior year amounts have been reclassified to conform to the current year presentation.

The acquisition described under the table below was recorded under the purchase method of accounting and, accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. The purchase price was allocated to the assets acquired and the liabilities assumed based on estimated fair values, with the excess of the applicable purchase price over the estimated fair values, if any, recorded as goodwill. This acquisition was made by the Company in execution of its plan to acquire businesses that have strategic value, meet its earnings requirements and advance the growth of its current businesses. The table below presents actual and proforma data, for comparative purposes, of revenue, net income and earnings per share for the periods indicated, to demonstrate the proforma effect of the acquisition as if it occurred on January 1, 2002.

                                              Three Months Ended March 31,
                                                          2002
                                           2003         Proforma          2002
                                        ----------------------------------------
                                                      (in millions)
       Revenue....................      $ 1,857.1      $ 1,623.7       $ 1,611.7

       Net income.................        $ 271.0        $ 132.5         $ 131.8

On December 31, 2002, the Company acquired the fixed universal life insurance business of Allmerica Financial Corporation (Allmerica) through a reinsurance agreement for approximately $104.3 million. There was no impact on the Company's results of operations from the acquired insurance business during 2002.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Stock-Based Compensation

The Company incurs compensation costs related to JHFS' two stock-based compensation plans, which are described more fully in the JHFS' 2002 Form 10-K. For the periods covered by this report, the Company applied the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for stock-based compensation grants made pursuant to JHFS' stock-based compensation plans prior to January 1, 2003. No compensation expense is reflected in net income for stock option grants to employees and non-employee board members of the Company made prior to January 1, 2003. All options granted under those plans had an exercise price equal to the market value of JHFS common stock on the date of grant. The Company did recognize compensation expense related to JHFS' grants of non-vested stock to employees of the company and grants of stock options to non-employee general agents. The Company adopted the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," as of January 1, 2003 and is utilizing the transition provisions described in SFAS No. 148, on a prospective basis to awards granted after December 31, 2002. Adoption of the fair value provisions of SFAS No. 123 will have a material impact on the Company's net income. The Company has adopted the disclosure provisions of SFAS No. 148. The following table illustrates the pro forma effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation.

                                                          Three Months
                                                         Ended March 31,  Three Months Ended
                                                             2003            March 31, 2002
                                                         -----------------------------------
                                                                   (in millions)
Net income, as reported ..............................     $ 271.0              $ 131.8
Add: Stock-based employee compensation expense
   included in reported net income, net of
   related tax effects ...............................         0.6                  0.2
Deduct: Total stock-based employee compensation
   expense determined under fair value method
   for all awards, net of related tax effects ........         9.3                 12.8
                                                           -------              -------
Pro forma net income .................................     $ 262.3              $ 119.2
                                                           =======              =======

Recent Accounting Pronouncements

FASB Derivative Implementation Group Issue No. 36--Embedded Derivatives:
Bifurcation of a Debt Instrument that Incorporates Both Interest Rate Risk and Credit Rate Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of that Instrument

In April 2003, the Financial Accounting Standards Board's (FASB's) Derivative Implementation Group (DIG) released SFAS No. 133 Implementation Issue No. 36, "Embedded Derivatives: Bifurcation of a Debt Instrument that Incorporates Both Interest Rate Risk and Credit Rate Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of that Instrument" (DIG
B36). DIG B36 addresses whether FAS 133 requires bifurcation of a debt instrument into a debt host contract and an embedded derivative if the debt instrument incorporates both interest rate risk and credit risk exposures that are unrelated or only partially related to the creditworthiness of the issuer of that instrument. Under DIG B36, modified coinsurance and coinsurance with funds withheld reinsurance agreements as well as other types of receivables and payables where interest is determined by reference to a pool of fixed maturity assets or a total return debt index are examples of arrangements containing embedded derivatives requiring bifurcation. The effective date of the implementation guidance is October 1, 2003.

The Company has determined that certain of its reinsurance receivables/(payables) and certain of its insurance products contain embedded derivatives requiring bifurcation. The Company has not yet determined the fair value of the related embedded derivatives in these products. Management believes that accounting for these embedded derivatives in accordance

                       JOHN HANCOCK LIFE INSURANCE COMPANY
with BIG B36 would not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

FASB Interpretation 46--Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51

In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," (FIN 46) which clarifies the consolidation accounting guidance of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," (ARB No. 51) to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entities to finance their activities without additional subordinated financial support from other parties. Such entities are known as variable interest entities (VIEs).

Controlling financial interests of a VIE are identified by the exposure of a party to the VIE to a majority of either the expected losses or residual rewards of the VIE, or both. Such parties are primary beneficiaries of the VIEs and FIN 46 requires that the primary beneficiary of a VIE consolidate the VIE. FIN 46 also requires new disclosures for significant relationships with VIEs, whether or not consolidation accounting is either used or anticipated. The consolidation requirements of FIN 46 apply immediately to VIEs created after January 31, 2003 and to VIEs in which an enterprise obtains an interest after that date. They apply in the first fiscal year or interim period beginning after June 15, 2003 to VIEs in which an enterprise holds a variable interest that is acquired before February 1, 2003.

The Company cannot, at this time, reliably estimate the future potential impact of consolidating any VIEs with which it is involved. Additional liabilities recognized as a result of consolidating VIEs with which the Company is involved would not represent additional claims on the general assets of the Company; rather, they would represent claims against additional assets recognized by the Company as a result of consolidating the VIEs. Conversely, additional assets recognized as a result of consolidating these VIEs would not represent additional assets which the Company could use to satisfy claims against its general assets, rather they would be used only to settle additional liabilities recognized as a result of consolidating the VIEs. Refer to Note 4 and the Company's 2002 Form 10-K for a more complete discussion of the Company's relationships with VIEs, their assets and liabilities, and the Company's maximum exposure to loss as a result of its involvement with them.

SFAS No. 148--Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation which is an optional alternative method of accounting presented in SFAS No. 123, "Accounting for Stock Based Compensation." In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148's amendment of the transition and annual disclosure provisions of SFAS No. 123 is effective for fiscal years ending after December 2002. The Company incurs compensation expense related to JHFS' two stock-based compensation plans. As a result, the Company adopted the fair value provisions of SFAS No. 123 on January 1, 2003 and utilized the transition provisions described in SFAS No. 148, on a prospective basis to awards granted after December 31, 2002 for its participation in JHFS' stock compensation plans. In the first quarter of 2003, JHFS granted 630,000 stock options to senior management of the Company and recorded $0.3 million, net of tax of $0.1 million, of related compensation expense. The Company has adopted the disclosure provisions of SFAS No. 148, see Note 1--Summary of Significant Accounting Policies, Stock-Based Compensation above.

For the periods prior to January 1, 2003, Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees" was applied. APB No. 25 provides guidance on how to account for the issuance of stock and stock options to employees. The Company adopted APB No. 25 upon its demutualization and JHFS's IPO effective February 1, 2000. Compensation cost for stock options, if any, is measured as the excess of the quoted market price of JHFS stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost is recognized over the requisite vesting periods based on market value on the date of grant. APB No. 25 was amended by SFAS No. 123 to require pro forma disclosures of net income and earnings per share as if a "fair value" based method was used. On March 31, 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB No. 25" (FIN 44). FIN 44 clarifies guidance for certain issues that arose in the

                       JOHN HANCOCK LIFE INSURANCE COMPANY
application of APB No. 25. The Company was required to adopt the Interpretation on July 1, 2000. FIN 44 did not have a material impact on the Company's results of operations or financial position.

FASB Interpretation No. 45--Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires certain types of guarantees to be recorded by the guarantor as liabilities at fair value. This differs from current practice, which generally requires recognition of a liability only when a potential loss is deemed to be probable and is reasonably estimable in amount. FIN 45 does not apply to guarantees that are accounted for under existing insurance accounting principles. FIN 45 requires more extensive disclosures of certain other types of guarantees, including certain categories of guarantees which are already accounted for under specialized accounting principles, such as SFAS No. 133, even when the likelihood of making any payments under the guarantee is remote.

Disclosure requirements are effective for financial statements of interim or annual periods ending after December 31, 2002. Refer to the Company's 2002 Form 10-K. Initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 had no impact on the Company's consolidated financial position, results of operations or cash flows.

SFAS No. 146--Accounting for Costs Associated with Exit or Disposal Activities

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires recognition of a liability for exit or disposal costs, including restructuring costs, when the liability is incurred rather than at the date of an entity's commitment to a formal plan of action. SFAS No. 146 applies to one-time termination benefits provided to current employees that are involuntarily terminated under the terms of a one-time benefit arrangement. An ongoing benefit arrangement is presumed to exist if a company has a past practice of providing similar benefits. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Adoption of SFAS No. 146 had no impact on the Company's financial position, results of operations or cash flows during the period ended March 31, 2003.

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

The Company provides JHFS, its parent, with personnel, property, and facilities in carrying out certain of its corporate functions. The Company annually determines a fee (the parent company service fee) for these services and facilities based on a number of criteria, which are periodically revised to reflect continuing changes in the Company's operations. The parent company service fee is included in other operating costs and expenses within the Company's income statements. The Company charged JHFS service fees of $6.3 million and $6.8 million for the three month ended March 31, 2003 and 2002, respectively. As of March 31, 2003, JHFS was current in its payments to the Company related to these services.

The Company provides certain administrative and asset management services to its pension plans and employee welfare trust (the Plans). Fees paid to the Company for these services were $1.4 million and $1.8 million for the three months ended March 31, 2003 and 2002, respectively.

During the first quarter of 2003, the Company paid $24.8 million in premiums to an affiliate, John Hancock Insurance Company of Vermont (JHIC of Vermont) for certain insurance services. All of these were in Trust Owned Health Insurance
(TOHI) premiums, a funding vehicle for postretirement medical benefit plans, which offers customers an insured medical benefit-funding program in conjunction with a broad range of investment options.

The Company has reinsured certain portions of its long term care insurance and group pension businesses with John Hancock Reassurance Company, Ltd. of Bermuda (JHReCo), an affiliate and wholly owned subsidiary of JHFS. The Company entered into these reinsurance contracts in order to facilitate its capital management process. These reinsurance contracts are primarily written on a funds withheld basis where the related financial assets remain invested at the Company. As a result, the Company recorded a liability for coinsurance amounts withheld from JHReCo of $1,826.1 million and $1,631.5 million at March 31, 2003 and December 31, 2002, respectively, which are included with other liabilities in the consolidated balance sheets and recorded reinsurance recoverable from JHReCo of $2,148.9 million and $2,043.7 million at March 31, 2003 and December 31, 2002, respectively, which are included with other reinsurance recoverables on the consolidated balance sheets. Premiums ceded to JHReCo were $117.3 million and $110.8 during the first three months of 2003 and 2002, respectively.

In the first quarter of 2002, the Company began reinsuring certain portions of its group pension businesses with an affiliate, JHIC of Vermont. The Company entered into these reinsurance contracts in order to facilitate its capital management process. These reinsurance contracts are primarily written on a funds withheld basis where the related financial assets remain invested at the Company. As a result, the Company recorded a liability for coinsurance amounts withheld from JHIC of Vermont of $124.0 million as of March 31, 2003, which is included with other liabilities in the consolidated balance sheets. At March 31, 2003, the Company had not recorded any reinsurance recoverable from JHIC of Vermont. Reinsurance recoverable is typically recorded with other reinsurance recoverables on the consolidated balance sheet. Premiums ceded by the Company to JHIC of Vermont were $0.2 million during the three months ended March 31, 2003.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Note 3 -- Segment Information

The Company operates in the following five business segments: two segments primarily serve retail customers, two segments serve institutional customers and our fifth segment is the Corporate and Other Segment, which includes our international operations, the corporate account and several run-off businesses. Our retail segments are the Protection Segment and the Asset Gathering Segment. Our institutional segments are the Guaranteed and Structured Financial Products Segment (G&SFP) and the Investment Management Segment. For additional information about the Company's business segments please refer to the Company's 2002 Form 10-K.

The following table summarizes selected financial information by segment for the periods and dates indicated, and reconcile segment revenues and segment after-tax operating income to amounts reported in the unaudited consolidated statements of income. Included in the Protection Segment for all periods presented are the assets, liabilities, revenues and expenses of the closed block. For additional information on the closed block, see Note 6 - Closed Block in the notes to the unaudited consolidated financial statements and the related footnote in the Company's 2002 Form 10-K.

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

      (ii) restructuring cost related to reducing staff in the home office and terminating certain operations outside the home office in 2002, costs of this nature are not reported as a segment adjustment for 2003.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                                           Asset                  Investment    Corporate
                                            Protection   Gathering     G&SFP      Management    and Other   Consolidated
                                          ------------------------------------------------------------------------------
                                                                        (in millions)
As of or for the three months ended
March 31, 2003
Revenues:
   Revenues from external
     customers ...........................  $   482.9    $   135.6    $    18.1    $    22.0    $   161.5     $   820.1
   Net investment income .................      343.6        166.0        427.3          4.2         (8.0)        933.1
   Inter-segment revenues ................         --          0.3           --          6.4         (6.7)           --
                                            ---------------------------------------------------------------------------
   Segment revenues ......................      826.5        301.9        445.4         32.6        146.8       1,753.2
   Net realized investment and
     other gains (losses), net ...........      (32.0)       (37.7)      (135.3)          --        308.9         103.9
                                            ---------------------------------------------------------------------------
   Revenues ..............................  $   794.5    $   264.2    $   310.1    $    32.6    $   455.7     $ 1,857.1
                                            ===========================================================================
Net Income:
   Segment after-tax operating
     income ..............................  $    83.1    $    40.0    $    76.9    $     5.6    $    (1.8)        203.8
   Net realized investment and
     other gains (losses) ................      (20.5)       (24.1)       (85.4)          --        197.2          67.2
                                            ---------------------------------------------------------------------------
   Net income ............................  $    62.6    $    15.9    $    (8.5)   $     5.6    $   195.4     $   271.0
                                            ===========================================================================
Supplemental Information:
   Equity in net income of investees
     accounted for by the equity method ..  $     5.2    $     2.1    $     7.9    $    (0.1)   $     0.1     $    15.2
   Carrying value of investments
     accounted for by the equity
     method ..............................      256.0        157.7        440.4         11.2        635.8       1,501.1
   Amortization of deferred policy
     acquisition costs, excluding
     amounts related to net realized
     investment and other gains
     (losses) ............................       35.2         33.9          0.5           --          0.2          69.8
   Segment assets ........................   32,910.8     17,264.4     35,644.5      2,389.8      2,894.7      91,104.2

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                                          Asset                     Investment   Corporate
                                            Protection    Gathering      G&SFP      Management   and Other   Consolidated
                                            -----------------------------------------------------------------------------
                                                                             (in millions)
As of or for the three months ended
March 31, 2002
Revenues:
   Revenues from external
     customers ...........................   $   462.2    $   151.8    $    13.1    $    16.9    $   165.3    $   809.3
   Net investment income .................       320.4        130.5        419.5          4.0         13.3        887.7
   Inter-segment revenues ................          --           --           --          9.7         (9.7)          --
                                             --------------------------------------------------------------------------
   Segment revenues ......................       782.6        282.3        432.6         30.6        168.9      1,697.0
   Net realized investment and
     other gains (losses), net ...........       (28.9)       (23.7)       (21.5)          --        (11.2)       (85.3)
                                             --------------------------------------------------------------------------
   Revenues ..............................   $   753.7    $   258.6    $   411.1    $    30.6    $   157.7    $ 1,611.7
                                             ==========================================================================
Net Income:
   Segment after-tax operating
     income ..............................   $    70.8    $    40.0    $    64.1    $     4.9    $     9.5    $   189.3
   Net realized investment and
     other gains (losses) ................       (18.5)       (14.8)       (13.5)          --         (7.1)       (53.9)
   Restructuring charges .................        (3.2)        (1.4)        (0.3)          --          1.3         (3.6)
                                             --------------------------------------------------------------------------
   Net income ............................   $    49.1    $    23.8    $    50.3    $     4.9    $     3.7    $   131.8
                                             ==========================================================================
Supplemental Information:
   Equity in net income of investees
     accounted for by the equity method ..   $     4.2    $     2.7    $     7.4    $    (0.1)   $    11.0    $    25.2
   Carrying value of investments
     accounted for by the equity
     method ..............................       140.4         96.0        256.5          7.2        608.6      1,108.7
   Amortization of deferred policy
     acquisition costs, excluding
     amounts related to net realized
     investment and other gains
     (losses) ............................        35.8         21.6          0.4           --         (0.1)        57.7
   Segment assets ........................    29,156.7     15,173.8     32,745.1      2,258.1      2,972.2     82,305.9

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Note 4 -- Relationships with Variable Interest Entities

The Company has relationships with various types of special purpose entities
(SPEs) and other entities, some of which are variable interest entities (VIEs) as discussed in the Company's 2002 Form 10-K. Presented below are discussions of the Company's significant relationships with and certain summarized financial information for these entities.

As explained in the Company's 2002 Form 10-K, additional liabilities recognized as a result of consolidating VIEs in which the Company is involved would not represent additional claims on the general assets of the Company; rather, they would represent claims against additional assets recognized by the Company as a result of consolidating the VIEs. These additional liabilities are non-recourse to the general assets of the Company. Conversely, additional assets recognized as a result of consolidating these VIEs would not represent additional assets which the Company could use to satisfy claims against its general assets, rather they would be used only to settle additional liabilities recognized as a result of consolidating the VIEs.

Collateralized Debt Obligations (CDOs)

The Company acts as investment advisor to certain asset backed investment vehicles, commonly known as collateralized debt obligations (CDOs). The Company also invests in the debt and/or equity of these CDOs, and in the debt and/or equity of CDOs managed by others. CDOs raise capital by issuing debt and equity securities, and use their capital to invest in portfolios of interest bearing securities. The returns from a CDO's portfolio of investments are used by the CDO to finance its operations including paying interest on its debt and paying advisory fees and other expenses. Any net income or net loss is shared by the CDO's equity owners and, in certain circumstances where we manage the CDO, positive investment experience is shared by the Company through variable performance management fees. Any net losses are borne first by the equity owners to the extent of their investments, and then by debt owners in ascending order of subordination or are borne by the issuer of separate account insurance policies. See the Company's 2002 Form 10-K for a discussion of separate account accounting.

If a CDO does not have sufficient controlling equity capital to finance its expected losses at its origination, in accordance with FASB Interpretation No. 46--"Consolidation of Variable Interest Entities, an interpretation of ARB No. 51" (FIN 46), the CDO is defined as a VIE for purposes of determining and evaluating the appropriate consolidation criteria. While all CDOs are not VIEs, in accordance with FIN 46, where the Company is the primary beneficiary of the CDO, and the CDO is a VIE, the Company will consolidate the financial statements of the CDO into its own financial statements as of July 1, 2003.

In accordance with existing consolidation accounting principles, the Company currently consolidates a CDO only when the Company owns a majority of the CDO's equity, and will continue this practice for CDOs which are not considered VIEs. The Company has not yet finalized its determination of whether each CDO should be considered a VIE, or if each is a VIE, whether the Company would be the primary beneficiary of each.

Owners of securities of CDOs advised by the Company have no recourse to the Company's assets in the event of default by the CDO, unless the Company has guaranteed such securities directly for investors. The Company's risk of loss from any CDO it manages, or in which it invests, is limited to its investment in the CDO and any such guarantees it may have made. All of these guarantees are accounted for under existing insurance industry accounting principles, and the guaranteed assets are recorded on the Company's consolidated balance sheets, at their fair value, as separate account assets. The Company believes it is reasonably possible that it may consolidate one or more of the CDOs which it manages, or will be required to disclose information about them, or both, commencing July 1, 2003, as a result of adopting FIN 46. The table below presents summary financial data for CDOs which the Company manages, and data relating to the Company's maximum exposure to loss as a result of its relationships with them. The Company has determined that it is not the primary beneficiary of nor is its relationship deemed significant with any CDO in which it invests but does not manage and thus will not be required to consolidate or disclose details about them. Credit ratings are provided by credit rating agencies, and relate to the debt issued by the CDOs in which the Company has invested.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                                        March 31,   December 31,
                                                          2003         2002
                                                       ------------------------
                                                             (in millions)
Total size of Company-Managed CDOs (1)

Total assets ......................................    $ 7,678.8      $ 6,220.9
                                                       =========      =========
Total debt ........................................    $ 3,512.2      $ 3,564.4
Total other liabilities ...........................      3,955.3        2,429.7
                                                       ---------      ---------
Total liabilities .................................      7,467.5        5,994.1
Total equity ......................................        211.3          226.8
                                                       ---------      ---------
Total liabilities and equity ......................    $ 7,678.8      $ 6,220.9
                                                       =========      =========

(1) Certain data is reported with up to a one-year delay, due to the delayed availability of audited financial statements of the properties.

Maximum exposure of the Company to losses               March 31,          December 31,
From Company-Managed CDOs                                 2003                2002
                                                   -----------------    -----------------
                                                       (in millions, except percents)
Investment in tranches of Company managed CDOs,
by credit rating (Moody's/Standard & Poors):
Aaa/AAA (1) ....................................   $ 233.3      36.6%   $ 380.2     53.9%
Aa1/AA+ (1) ....................................      85.7      13.5         --       --
A3/A- ..........................................        --        --       14.5      2.1
Baa2/BBB .......................................     218.0      34.2      218.0     30.9
Ba2/BB .........................................       7.0       1.1        7.0      1.0
B3/B- ..........................................        --        --        6.0      0.8
Caa1/CCC+ ......................................      12.2       1.9         --       --
Not rated (equity) .............................      81.2      12.7       79.8     11.3
                                                   -----------------    ----------------
Total Company exposure .........................   $ 637.4     100.0%   $ 705.5    100.0%
                                                   =================    ================

(1) Reduction in exposure in Aaa/AAA tranche related to the repayment of principle balances of two CDOs ($61.3 million) and downgrade of a third CDO ($85.7 million) to Aa1/AA+.

The Company has determined that each of its relationships with any CDO which it does not manage is not significant, and has therefore not included information related to CDOs which it does not manage above.

"Tax-Credit" Housing Properties

The Company generates income tax benefits by investing in apartment properties (the Properties) that qualify for low income housing and/or historic tax credits. The Company invests in the Properties directly, and also invests indirectly via limited partnership real estate investment funds (the Funds), which are consolidated into the Company's financial statements. The Properties are organized as limited partnerships or limited liability companies each having a managing general partner or a managing member. The Company is usually the sole limited partner or investor member in each Property; it is not the general partner or managing member of any Property.

The Properties typically raise additional capital by qualifying for long-term debt, which at times is guaranteed or otherwise subsidized by federal or state agencies, or by Fannie Mae. In certain cases, the Company invests in the mortgages of the Properties, which are always non-recourse to the general assets of the Company. In the event of default by a mortgagee of any Property, the mortgage is subject to foreclosure. Conversely, the assets of the Properties are not available to satisfy claims against the general assets of the Company. No Property in which the Company has been involved has undergone foreclosure. The Company's maximum loss in relation to the Properties is limited to its equity investment in the Properties, any outstanding equity and mortgage commitments and where the Company is the mortgagor, the outstanding balance of the mortgages originated for the Properties.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

The Company currently uses the equity method of accounting for its investments in the Properties. The Company receives Federal income tax credits in recognition of its investments in each of the Properties for a period of ten years. In some cases, the Company receives distributions from the Properties which are based on a portion of the actual cash flows.

The Company is evaluating whether the Properties are VIEs in accordance with FIN 46 and if so, whether the Company is the primary beneficiary of each. The Company considers it reasonably possible that it may consolidate each property, or be required to disclose information about them, as a result of adopting FIN
46. The table below presents summary financial data for the Properties, and data relating to the Company's maximum exposure to loss as a result of these relationships.

                                                       March 31,    December 31,
                                                         2003          2002
                                                       ----------------------
                                                           (in millions)
Total size of the Properties (1)

Total assets .......................................   $ 896.6        $ 682.2
                                                       =======        =======
Total debt .........................................   $ 535.6        $ 396.4
Total other liabilities ............................     108.8          101.8
                                                       -------        -------
Total liabilities ..................................     644.4          498.2
Total equity .......................................     252.2          184.0
                                                       -------        -------

Total liabilities and equity .......................   $ 896.6        $ 682.2
                                                       =======        =======

(1) Certain data is reported with up to a one-year delay, due to the delayed availability of audited financial statements of the Properties.

                                                                   March 31,       December 31,
                                                                     2003             2002
                                                                   ---------------------------
                                                                         (in millions)
Maximum exposure of the Company to losses from the Properties

Equity investment in the Properties ...........................    $ 279.5            $ 177.0
Outstanding equity capital commitments to the Properties ......      126.1              139.4
Carrying value of mortgages for the Properties ................       63.3               65.2
Outstanding mortgage commitments to the Properties ............        5.1                5.1
                                                                   -------            -------
Total Company exposure ........................................    $ 474.0            $ 386.7
                                                                   =======            =======

Other Entities

The Company has a number of relationships with a disparate group of entities (Other Entities), which result from the Company's direct investment in the equity and/or debt of each Other Entity. Two are energy investment partnerships, two are investment funds organized as limited partnerships, one is a ski resort developer/operator, one is a step-van manufacturer and one is a steel spring manufacturing company whose debt the Company invested in, and which subsequently underwent a corporate reorganization. The Company is evaluating whether each is a VIE, but considers it reasonably possible that it may consolidate one of more of these entities or be required to disclose information about them, or both, as a result of adopting FIN 46. The Company has made no guarantees to any other parties involved with these entities, and has only one capital commitment to one of the investment funds. The Company's maximum exposure to loss as a result of its relationships with these entities is limited to its investment in their debt and/or equity and its commitment to provide additional equity capital.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

The table below presents summary financial data for the Other Entities, and data relating to the Company's maximum exposure to loss as a result of its relationships with the Other Entities.

                                                       March 31,    December 31,
                                                         2003          2002
                                                       ------------------------
                                                             (in millions)
Total size of  the Other Entities (1)

Total assets ......................................    $ 304.1          $ 301.6
                                                       =======          =======
Total debt ........................................    $ 317.8          $ 310.7
Total other liabilities ...........................       65.7             66.2
                                                       -------          -------
Total liabilities .................................      383.5            376.9
Total equity (2) ..................................      (79.4)           (75.3)
                                                       -------          -------
Total liabilities and equity ......................    $ 304.1          $ 301.6
                                                       =======          =======

(1) Certain data is reported with up to a one-year delay, due to the delayed availability of audited financial statements of the other entities.
(2) The negative equity results primarily from the ski resort operator mentioned above. This entity had an accumulated deficit from prior operations, but is current on its debt service and is cash flow positive. The total equity shown above has not been adjusted to remove the portion attributable to other owners.

                                                                 March 31,    December 31,
                                                                   2003           2002
                                                                 -------------------------
                                                                       (in millions)
Maximum exposure of the Company to losses from the
Other Entities (1)
Combined equity and debt investments in the Other Entities ...   $ 154.5           $ 153.7
Outstanding capital commitment ...............................      44.2                --
                                                                 -------           -------
Total Company exposure .......................................   $ 198.7           $ 153.7
                                                                 =======           =======

(1) The Company's maximum exposure to loss as a result of its relationships with those entities is limited to its investment in their debt and/or equity and its commitment to provide additional equity capital to the investment fund noted above.

Note 5 -- Contingencies

Class Action

During 1997, the Company entered into a court-approved settlement relating to a class action lawsuit involving certain individual life insurance policies sold from 1979 through 1996. In entering into the settlement, the Company denied any wrongdoing. The total reserve held in connection with the settlement to provide for relief to class members and for legal and administrative costs associated with the settlement amounted to $9.4 million and $11.9 million at March 31, 2003 and December 31, 2002, respectively. There were no costs related to the settlement incurred for the three months ended March 31, 2003 or 2002. The estimated reserve is based on a number of factors, including the estimated cost per claim and the estimated costs to administer the claims.

During 1996, management determined that it was probable that a settlement would occur and that a minimum loss amount could be reasonably estimated. Accordingly, the Company recorded its best estimate based on the information available at the time. The terms of the settlement agreement were negotiated throughout 1997 and approved by the court on December 31, 1997. In accordance with the terms of the settlement agreement, the Company contacted class members during 1998 to determine the actual type of relief to be sought by class members. The majority of the responses from class members were received by the fourth quarter of 1998. The type of relief sought by class members differed from the Company's initial estimates. In 1999, the Company updated its estimate of the cost of claims subject to alternative dispute resolution relief and

                       JOHN HANCOCK LIFE INSURANCE COMPANY
revised its reserve estimate accordingly. The reserve estimate was further evaluated quarterly, and was adjusted, in the fourth quarter of 2001. The adjustment to the reserve in the fourth quarter of 2001 was the result of the Company being able to better estimate the cost of settling the remaining claims, which on average tend to be larger, more complicated claims. The better estimate comes from experience with actual settlements on similar claims.

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

Notwithstanding what the Company believes to be the merits of its position in this case, if unsuccessful, its ultimate liability, including fees, costs and interest, could have a material adverse impact on net income. However, the Company does not believe that any such liability would be material in relation to its financial position or liquidity.

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


Through the Company's group health insurance operations, the Company entered into a number of reinsurance arrangements in respect of personal accident insurance and the occupational accident component of workers compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, the Company both assumed risks as a reinsurer, and also passed 95% of these risks on to other companies. This business had originally been reinsured by a number of different companies, and has become the subject of widespread disputes. The disputes concern the placement of the business with reinsurers and recovery of the reinsurance. The Company is engaged in disputes, including a number of legal proceedings, in respect of this business. The risk to the Company is that other companies that reinsured the business from the Company may seek to avoid their reinsurance obligations. However, the Company believes that it has a reasonable legal position in this matter. During the fourth quarter of 1999 and early 2000, the Company received additional information about its exposure to losses under the various reinsurance programs. As a result of this additional information and in connection with global settlement discussions initiated in late 1999 with other parties involved in the reinsurance programs, during the fourth quarter of 1999 the Company recognized a charge for uncollectible

                       JOHN HANCOCK LIFE INSURANCE COMPANY
reinsurance of $133.7 million, after tax, as its best estimate of its remaining loss exposure. The Company believes that any exposure to loss from this issue, in addition to amounts already provided for as of March 31, 2003, would not be material.

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

Other Matters

In the normal course of its business operations, the Company is involved with litigation from time to time with claimants, beneficiaries and others, and a number of litigation matters were pending as of March 31, 2003. It is the opinion of management, after consultation with counsel, that the ultimate liability with respect to these claims, if any, will not materially affect the financial position or results of operations of the Company.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Note 6 -- Closed Block

In connection with the Company's plan of reorganization for its demutualization and initial public offering, the Company created a closed block for the benefit of policies included therein. Additional information regarding the creation of the closed block and relevant accounting issues is contained in the notes to consolidated financial statements of the Company's December 31, 2002 Form 10-K. The following table sets forth certain summarized financial information relating to the closed block as of the dates indicated.

                                                                       March 31,
                                                                         2003      December 31,
                                                                      (unaudited)     2002
                                                                      ------------------------
                                                                           (in millions)
Liabilities
Future policy benefits ............................................   $ 10,561.7    $ 10,509.0
Policyholder dividend obligation ..................................        321.9         288.9
Policyholders' funds ..............................................      1,503.0       1,504.0
Policyholder dividends payable ....................................        434.4         432.3
Other closed block liabilities ....................................        107.7         111.7
                                                                      ------------------------
   Total closed block liabilities .................................   $ 12,928.7    $ 12,845.9
                                                                      ------------------------

Assets
Investments
Fixed maturities:
   Held-to-maturity--at amortized cost
     (fair value: March 31--$87.1; December 31--$97.1) ............   $     82.5    $     86.0
   Available-for-sale--at fair value
     (cost: March 31--$5,766.4; December 31--$5,580.2) ............      6,089.0       5,823.2
Equity securities:
   Available-for-sale--at fair value
     (cost: March 31--$9.8; December 31--$10.5) ...................         10.8          12.4
Mortgage loans on real estate .....................................      1,673.4       1,665.8
Policy loans ......................................................      1,556.2       1,555.1
Short-term investments ............................................          0.5          25.2
Other invested assets .............................................        234.8         212.4
                                                                      ------------------------
   Total investments ..............................................      9,647.2       9,380.1

Cash and cash equivalents .........................................         93.2         244.0
Accrued investment income .........................................        150.8         156.3
Other closed block assets .........................................        325.5         327.6
                                                                      ------------------------
   Total closed block assets ......................................   $ 10,216.7    $ 10,108.0
                                                                      ------------------------

Excess of reported closed block liabilities over assets
   designated to the closed block .................................   $  2,712.0    $  2,737.9
                                                                      ------------------------

Portion of above representing other comprehensive income:
   Unrealized appreciation (depreciation), net of tax of $(111.5)
     million and $(84.0) million at March 31 and December 31,
     respectively .................................................        207.2         155.9
   Allocated to the policyholder dividend obligation, net of tax of
     $114.4 million and $88.8 million at March 31 and December 31,
     respectively .................................................       (212.4)       (164.9)
                                                                      ------------------------
       Total ......................................................         (5.2)         (9.0)
                                                                      ------------------------

Maximum future earnings to be recognized from closed block
   assets and liabilities .........................................   $  2,706.8    $  2,728.9
                                                                      ========================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                                        March 31,
                                                          2003      December 31,
                                                       (unaudited)     2002
                                                       -------------------------
                                                             (in millions)
Change in the policyholder dividend obligation:
   Balance at beginning of period ..................   $  288.9      $  251.2
     Impact on net income before income taxes ......      (40.0)        (70.8)
     Unrealized investment gains (losses) ..........       73.0         108.5
                                                       ----------------------

   Balance at end of period ........................   $  321.9      $  288.9
                                                       ======================

The following table sets forth certain summarized financial information relating to the closed block for the period indicated:

                                                                             Three Months Ended March 31,
                                                                               2003                  2002
                                                                            ------------------------------
                                                                                     (unaudited)
Revenues
   Premiums .............................................................   $ 224.4                $ 236.4
   Net investment income ................................................     164.6                  166.5
   Net realized investment and other gains (losses), net of amounts credited to the policyholder dividend obligation of $(35.0)
     million and $(6.4) million, respectively ...........................      (1.2)                  (1.2)
                                                                            ------------------------------
     Total closed block revenues ........................................     387.8                  401.7

Benefits and Expenses
   Benefits to policyholders ............................................     245.6                  258.4
   Change in the policyholder dividend obligation .......................      (5.5)                 (18.0)
   Other closed block operating costs and expenses ......................      (2.5)                  (1.5)
   Dividends to policyholders ...........................................     117.0                  126.0
                                                                            ------------------------------
     Total benefits and expenses ........................................     354.6                  364.9
                                                                            ------------------------------
   Closed block revenues, net of closed block benefits and expenses
     and before income taxes ............................................      33.2                   36.8
   Income taxes, net of amounts credited to the policyholder
     dividend obligation of $0.5 million and $(3.0) million,
     respectively .......................................................      11.4                   12.5
                                                                            ------------------------------
     Closed block revenues, net of closed block benefits and expenses
       and income taxes .................................................   $  21.8                $  24.3
                                                                            ==============================

Note 7 -- Severance

During the three months ended March 31, 2003, the Company continued its ongoing Competitive Position Project (the project). This project was initiated in the first quarter of 1999 to reduce costs and increase future operating efficiency by consolidating portions of the Company's operations and is expected to continue through at least 2003. The project consists primarily of reducing staff in the home office and terminating certain operations outside the home office.

Since the inception of the project, approximately 1,400 employees have been terminated. Benefits paid since the inception of the project were $100.1 million through March 31, 2003. As of March 31, 2003 and December 31, 2002, the liability for employee termination costs, included in other liabilities was $15.1 million and $12.4 million, respectively. Employee termination costs net of related curtailment pension and other post employment benefit related gains are included in other operating costs and expenses and were $6.2 million and $5.0 million for the three months ended March 31, 2003 and 2002, respectively. The total employee termination costs for the three months ended March 31, 2003 consisted of an estimated $6.2 million for planned terminations related to its information technology outsourcing.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Note 8 -- Sale/Lease Back Transactions and Other Lease Obligations

On March 14, 2003, the Company sold three of its Home Office complex properties to Beacon Capital Partners for $910.0 million. As part of the transaction, the Company entered into a long-term lease of the space it now occupies in those buildings and plans on continuing to use them as its corporate headquarters. As a result of the sales-leaseback transaction, the Company recognized a current realized gain of $281.1 million and a deferred profit of $200.3 million. A capital lease obligation of $90.0 million was recorded for one of the properties, which has a 15 year lease term. The other two properties have operating leases which range from 5 to 12 years. The Company also provided Beacon Capital Partners with a long-term sublease on the Company's parking garage.

The future minimum lease payments by year and in the aggregate, under the capital lease and under noncancelable operating leases related to those three properties sold under a sales-leaseback transaction and the future sublease rental income, consisted of the following at March 31, 2003:

                                                              Noncancelable  Income from
                                                   Capital      Operating     Operating
                                                   Leases        Leases         Lease
                                                  --------------------------------------
                                                              (in millions)

2003 ..........................................   $   6.6        $  30.9        $   1.3
2004 ..........................................       8.0           35.7            1.3
2005 ..........................................       7.7           34.8            1.3
2006 ..........................................       7.4           34.0            1.3
2007 ..........................................       7.1           33.5            1.3
Thereafter ....................................      52.2          123.2           78.5
                                                  -------        -------        -------
Total minimum payment .........................      89.0        $ 292.1        $  85.0
                                                                 =======        =======
Amounts representing interest .................      (4.1)
                                                  -------
Present value of net minimum lease payments ...      84.9

Current portion of capital lease obligations ..      (2.9)
                                                  -------
    Total .....................................   $  82.0
                                                  =======

Note 9 -- Goodwill and Other Intangible Assets

The carrying values of the Company's goodwill and other purchased intangible assets are presented in the table below as of the dates presented. These assets are included in other assets in the unaudited consolidated balance sheets.

                                               March 31,            December 31,
                                                2003                   2002
                                              ----------------------------------
                                                        (in millions)
Goodwill................................       $ 108.6                 $ 108.6

Management contracts....................           5.2                     5.2

Value of Business Acquired..............         175.3                   177.2

                       JOHN HANCOCK LIFE INSURANCE COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

      Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) addresses the financial condition of John Hancock Life Insurance Company (John Hancock or the Company) as of March 31,2003, compared with December 31, 2002, and its consolidated results of operations for the three month period ended March 31, 2003 and March 31, 2002, and, where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with the Company's MD&A and annual audited financial statements as of December 31, 2002 included in the Company's Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission (hereafter referred to as the Company's 2002 Form 10-K) and unaudited consolidated financial statements and related notes included elsewhere in this Form 10-Q. All of the Company's United States Securities and Exchange Commission filings are available on the internet at www.sec.gov, under the name Hancock John Life.

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

Critical Accounting Policies

      General

      We have identified the accounting policies below as critical to our business operations and understanding of our results of operations. For a detailed discussion of the application of these and other accounting policies, see Note 1--Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements. Note that the application of these accounting policies in the preparation of this report requires management to use judgments involving assumptions and estimates concerning future results or other developments including the likelihood, timing or amount of one or more future transactions or events. There can be no assurance that actual results will not differ from those estimates. These judgments are reviewed frequently by senior management, and an understanding of them may enhance the reader's understanding of the Company's financial statements. We have discussed the identification, selection and disclosure of critical accounting estimates and policies with the Audit Committee of the Board of Directors.

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

      The Investment Management Segment of the Company manages invested assets for customers under various fee-based arrangements. We use a variety of special purpose entities (SPEs) to hold assets under management for customers under these arrangements. These entities include investment vehicles commonly known as collateralized debt obligations (CDOs). In certain cases various business units of the Company make investments in the equity of these entities to support their insurance liabilities. Results of one of the CDOs are consolidated with the Company's financial results, while the remaining CDOs are not consolidated since the Company's equity interest is minor and the Company does not guarantee payment of the CDOs' liabilities, except for guarantees made to investors as part of separate account contracts which are already included in separate account liabilities in the Company's consolidated balance sheets.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


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

      The Company has a number of relationships with a disparate group of entities, which result from the Company's direct investment in their equity and/or debt. Two of these entities are energy investment partnerships, one is an investment funds organized as a limited partnership, one is a ski resort developer/operator, one is a stepvan manufacturer and one is a steel spring manufacturing company in whose debt the Company invests, and which subsequently underwent a corporate reorganization and we received preferred stock as part of the restructuring. The Company has made no guarantees to any other parties involved with these entities, and has no further equity or debt commitments to them.

     The Company is evaluating whether each of these entities is a VIE, and if so, whether consolidation accounting should be used for each. The Company cannot, at this time, reliably estimate the future potential impact of consolidating any potential VIE in which it is involved. However, additional liabilities recognized as a result of consolidating any of these entities would not represent additional claims on the general assets of the Company; rather, they would represent claims against additional assets recognized by the Company as a result of consolidating the VIEs. Conversely, additional assets recognized as a result of consolidation would not represent additional assets which the Company could use to satisfy claims against its general assets, rather they would be used only to settle additional liabilities recognized as a result of consolidation. The Company's maximum loss in relation to these entities is limited to its investments in them, future equity commitments made, and where the Company is the mortgagor, the outstanding balance of the mortgages originated for the Properties, and outstanding mortgage commitments the Company has made to the Properties. Therefore, the Company believes that these transactions have no impact on the Company's liquidity and capital resources beyond what is already presented in the consolidated financial statements and notes thereto. It is the Company's intent to display any consolidated entities clearly on the face of the balance sheets with appropriate disclosures.

      Amortization of Deferred Acquisition Costs

      Costs that vary with, and are related primarily to, the production of new business have been deferred to the extent that they are deemed recoverable. Such costs include commissions, certain costs of policy issue and underwriting, and certain agency expenses. Similarly, any amounts assessed as initiation fees or front-end loads are recorded as unearned revenue. The Company tests the recoverability of its deferred policy acquisition costs, or DAC, quarterly with a model that uses data such as market performance, lapse rates and expense levels. We amortize DAC on term life and long-term care insurance ratably with premiums. We amortize DAC on our annuity products and retail life insurance, other than term, based on a percentage of the estimated gross profits over the life of the policies, which are generally twenty years for annuities and thirty years for life policies. Our estimated gross profits are computed based on assumptions related to the underlying policies including mortality, lapse, expenses, and asset growth rates. We amortize DAC and unearned revenue on these policies at a constant percentage of gross profits over the life of the policies.

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

      The effects on the amortization of DAC and unearned revenues of revisions to estimated gross margins and profits are reflected in earnings in the period such revisions are made. Expected gross profits or expected gross margins are discounted at periodically revised interest rates and are applied to the remaining benefit period. At both March 31, 2003 and December

                       JOHN HANCOCK LIFE INSURANCE COMPANY


31, 2002, the average discount rate was 8.4%, for participating traditional life insurance products and 6.0% and 6.2% respectively, for universal life products. The total amortization period was 30 years for both participating traditional life insurance products and universal life products.

      The Company's future assumptions with respect to the expected gross profits in its variable life insurance business in the Protection Segment and variable annuity business in the Asset Gathering Segment are 8%, gross of fees (which are approximately 1% to 2%), for the long-term growth rate assumption and 13% gross of fees on average for the next five years.

      Sensitivity of Deferred Acquisition Costs Amortization. The level of DAC amortization in the second quarter of 2003 will vary if separate account growth rates vary from our current assumptions. The table below shows the estimated increased (decreased) quarterly DAC amortization that will result if actual separate account growth rates are different than the rates assumed in our DAC models.

                                                             Asset
                                                Protection  Gathering   Total
                                                --------------------------------
                                                          (in millions)
18% .....................................       $(0.9)       $(1.6)       $(2.5)
13% .....................................          --           --           --
 8% .....................................         0.9          1.7          2.6

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

      Investment in Debt and Equity Securities

      Impairments on our investment portfolio are recorded as a charge to income in the period when the impairment is judged by management to occur. See the General Account Investments section of this document and "Quantitative and Qualitative Information About Market Risk--Credit Risk" section of this document for a more detailed discussion of the investment officers' professional judgments involved in determining impairments and fair values.

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

      As part of the valuation process we attempt to identify securities which may have experienced an other than temporary decline in value, and thus require the recognition of an impairment. To assist in identifying impairments, at the end of each quarter our Investment Review Committee reviews all securities where market value is less than ninety percent of amortized cost for three months or more to determine whether impairments need to be taken. This committee includes the head of workouts, the head of each industry team, and the head of portfolio management. The analysis focuses on each company's or project's ability to service its debts in a timely fashion and the length of time the security has been trading below cost. The results of this analysis are reviewed by the Life Company's Committee of Finance, a subcommittee of the Life Company's Board of Directors, quarterly. To supplement this process, a quarterly review is made of the entire fixed maturity portfolio to assess credit quality, including a review of all impairments with the Life Company's Committee of Finance. See "Management's Discussion and Analysis of Financial Condition and Analysis of Financial Condition and Results of

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Operations--General Account Investments" section of this document for a more detailed discussion of this process and the judgments used therein.

      Benefit Plans

      The Company annually reviews its pension and other post-employment benefit plan assumptions for the discount rate, the long-term rate of return on plan assets, and the compensation increase rate. All assumptions are reviewed with the Audit Committee.

      The assumed discount rate is set in the range of (a) the rate from the December daily weighted average of long-term corporate bond yields (as published by Moody's Investor Services for rating categories A, Aa, Aaa, and Baa) less a 5% allowance for expenses and default and (b) the rate from the rounded average of the prior year's discount rate and the rate in (a) above. The discount rate in effect for 2003 is 6.75%. A 0.25% increase in the discount rate would decrease pension benefits Projected Benefit Obligation (PBO) and 2003 Net Periodic Pension Cost (NPPC) by approximately $65.1 million and $4.9 million respectively. A 0.25% increase in the discount rate would decrease other post-employment benefits Accumulated Postretirement Benefit Obligation (APBO) and 2003 Net Periodic Benefit Cost (NPBC) by approximately $18.1 million and $1.2 million, respectively.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY


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

      Our long-term care business units reinsure with John Hancock Reassurance Company, LTD (JHReCo), a wholly owned subsidiary of JHFS. Group Long Term Care ceded 50% of their inforce business prior to 1997 to JHReC0 in 2001 (up from 40% in 2002 and 30% in 1999) and 50% of all new business effective in 1997 and later. Retail Long-Term Care also cedes business to JHReCo; 50% of all new business 1997 and later is ceded to JHReCo and 50% of business assumed from Fortis in retro-ceded to JHReCo.

      Our non-traditional life insurance business reinsures with JHReCo 100% of the risk associated with the no lapse guarantee benefit present in the protection universal life insurance products. This reinsurance agreement was effective in 2001 and includes policies issued in years 2001 and later. In addition, the traditional life insurance business entered into a reinsurance agreement with JHReCo to reinsure 50% of its retained level premium term business written by the Company's subsidiary, John Hancock Variable Life Insurance Company. The agreement was effective in 2002 and includes inforce policies.

Economic Trends

      Economic trends impact profitability and sales of the Company. The impact of economic trends on the Company's profitability are similar to their impact on the financial markets. The Company estimates that a 1% increase (decrease) in interest rates occurring evenly over a twelve month period, or an estimated 8 basis points per month, would increase (decrease) segment after tax operating income by approximately $5 million, and a 5% increase (decrease) in equity markets occurring evenly over a twelve month period, or an estimated 42 basis points per month, would increase (decrease) segment after tax operating income by approximately $10 million.

      The sales and other financial results of our retail business over the last several years have been affected by general economic and industry trends. Variable products, including variable life insurance and variable annuities, until 2001 had accounted for the majority of those increases in total premiums and deposits for the insurance industry as a result of the strong equity market growth in those years and the "baby boom" generation reaching its high-earnings years and seeking tax-advantaged investments to prepare for retirement. This trend has changed due to fluctuations in stock market performance and we have seen investors return to fixed income products. Our diverse distribution network and product offerings will assist in the maintenance of assets and provide for sales growth. Although sales of traditional life insurance products have experienced continued declines, sales of fixed annuity products and corporate owned life insurance have increased. Universal life sales have also increased for the Company and for the industry as a whole, due in part to the market's demand for products of a fixed nature. With respect to our long-term care insurance products, premiums have increased due to the aging of the population and the expected inability of government entitlement programs to meet retirement needs.

      Premiums and deposits of our individual annuity products increased 16.5% to $1,078.6 million in 2003 as compared to 2002, driven by a 28.1% increase in the fixed annuity business. Statutory premiums and deposits on our long-term care insurance increased 24.0%, to $126.0 million in 2003 due to persistency and strong growth in the business, while our variable life insurance product deposits in 2003 decreased 20.8% to $227.5 million compared to 2002. The policyholder account value in the universal life insurance product line increased $1,200.4 million, or 41.5%, from 2002 due to growth in the existing business and the December 31, 2002 acquisition of Allmerica's fixed universal life insurance business. Despite continued volatility in the equity markets during 2003, mutual fund deposits increased $99.1 million or 11.2% to $981.1 million in 2003 compared to the prior year. In addition, redemptions decreased $185.9 million, or 16.1%, to $968.3 million in 2002 due to conservation initiatives. We have reduced operating expenses to protect profit margins as we work to stabilize and grow assets under management in the mutual funds business. However, our mutual fund operations are impacted by general market trends, and a continued downturn in the mutual fund market may negatively affect our future operating results.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


      Recent economic and industry trends also have affected the sales and financial results of our institutional business. Sales of fund-type products decreased $643.2 million, or 42.6%, to $867.0 million. The decrease was driven by decreasing demand for GICs and increased market competition. Premiums on group annuity products were low due to market competition and the low level of interest rates which resulted in no large size contracts being placed during the first quarter of 2003. We continue to look for opportunistic sales in the single premium group annuity market where our pricing standards are met. Partially offsetting the decrease in sales was the introduction of a new product in late 2002, SignatureNotes, which generated $211.9 million in sales in 2003. SignatureNotes is designed to generate sales from the conservative retail investor looking for stable returns. The investment management services we provide to domestic and international institutions include services and products such as investment advisory client portfolios, individually managed and pooled separate accounts, registered investment company funds, bond and mortgage securitizations, collateralized bond obligation funds and mutual fund management capabilities. Assets under management of our Investment Management Segment decreased to $27,102.6 million as of March 31, 2003 from $27,491.4 million as of December 31, 2002.

Transaction Affecting Comparability of Results of Operations

      The acquisition described under the table below was recorded under the purchase method of accounting and, accordingly, the operating results have been included in the Company's consolidated results of operations from the date of acquisition. The purchase price was allocated to the assets acquired and the liabilities assumed based on estimated fair values, with the excess of the applicable purchase price over the estimated fair values, if any, recorded as goodwill. This acquisition was made by the Company in execution of its plan to acquire businesses that have strategic value, meet its earnings requirements and advance the growth of its current businesses. The table below presents actual and proforma data, for comparative purposes, of revenue, net income and earnings per share for the periods indicated, to demonstrate the proforma effect of the acquisition as if it occurred on January 1, 2002.

                                             Three Months Ended March 31,
                                                        2002
                                        2003          Proforma            2002
                                      ------------------------------------------
                                                    (in millions)
            Revenue.................  $1,857.1        $1,623.7          $1,611.7

            Net income..............  $  271.0        $  132.5          $  131.8

On December 31, 2002, the Company acquired the fixed universal life insurance business of Allmerica Financial Corporation (Allmerica) through a reinsurance agreement for approximately $104.3 million. There was no impact on the Company's results of operations from the acquired insurance business during 2002.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Results of Operations

      The table below presents the consolidated results of operations for the periods presented.

                                                                                     Three Months Ended March 31,
                                                                                    ----------------------------
                                                                                       2003              2002
                                                                                    ---------          ---------
                                                                                           (in millions)
Revenues
Premiums ........................................................................   $   472.3          $   448.8
Universal life and investment-type product fees .................................       155.0              148.3
Net investment income ...........................................................       933.1              887.7
Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs, amounts credited to participating pension
   contractholders and the policyholder dividend obligation (1) .................       105.4              (86.1)
Investment management revenues, commissions, and other fees .....................       119.2              142.4
Other revenue (expense) .........................................................        72.1               70.6
                                                                                    ---------          ---------
      Total revenues ............................................................     1,857.1            1,611.7

Benefits and expenses
Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to participating pension contractholders
   and the policyholder dividend obligation (2) .................................       949.3              904.2
Other operating costs and expenses ..............................................       318.7              331.2
Amortization of deferred policy acquisition costs, excluding amounts related to
   net realized investment and other gains (losses) (3) .........................        69.8               57.7
Dividends to policyholders ......................................................       132.5              138.3
                                                                                    ---------          ---------
      Total benefits and expenses ...............................................     1,470.3            1,431.4

Income before income taxes ......................................................       386.8              180.3
Income taxes ....................................................................       115.8               48.5
                                                                                    ---------          ---------

      Net income ................................................................   $   271.0          $   131.8
                                                                                    =========          =========

(1) Net of related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholders and the policyholder dividend obligation of $(49.8) million and $(22.3) million for the three months ended March 31, 2003 and 2002, respectively.
(2) Excluding amounts related to net realized investment and other gains (losses) credited to participating pension contractholders and the policyholder dividend obligation of $(41.3) million and $(6.8) million for the three months ended 2003 and 2002, respectively.
(3) Excluding amounts related to net realized investment and other gains (losses) of $(8.5) million and $(15.5) million for the three months ended 2003 and 2002, respectively.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

      Consolidated income before income taxes increased 114.5%, or $206.5 million, from the prior year. The increase was driven by growth in income before income taxes of $291.6 million in the Corporate and Other Segment, $23.4 million in the Protection Segment and $1.4 million in the Investment Management Segment. Partially offsetting these increases was a decrease of $98.0 million in the Guaranteed and Structured Financial Products Segment (G&SFP) and a decrease of $11.9 million in the Asset Gathering Segment. The increase in the Corporate and Other Segment was driven by growth in net realized investment and other gains of $320.2 million due to a gain of $281.1 million (and a deferred profit of $200.3 million) on the sale of the Company's home office properties during the first quarter of 2003. See Note 8 -- Sales / Lease-back Transactions in the notes to the unaudited consolidated financial statements.

      Revenues increased 15.2%, or $245.4 million, from the prior year. The increase in revenues was driven by the Corporate and Other Segment where net realized investment and other gains increased $320.2 million due to a gain of $281.1 million (and a deferred profit of $200.3 million) on the sale of the Company's home office properties. Consolidated net realized investment and other gains increased 222.4%, or $191.5 million from the prior year. See detail of current period net realized investment and other gains (losses) in table below. The change in net realized investment and other gains is the result of gain

                       JOHN HANCOCK LIFE INSURANCE COMPANY

on the sale of the Company's home office properties. The net realized investment and other gains on the sale of the Home Office properties was partially offset by other than temporary declines in value of fixed maturity securities of $230.5 million (including impairment losses of $221.2 million and $9.3 million of previously recognized gains where the fixed maturity security was part of a hedging relationship), the largest of which were on securities issued by a; $37.6 million relating to a large, national farmer-owned diary co-operative, $27.3 million relating to a large, North American transportation provider, $25.9 million relating to a special purpose company created to sublease aircraft, $14.1 million relating to a subordinated holding company structure comprised of ownership interests in three power generation facilities, and $11.0 million relating to securities secured by aircraft. The Company also incurred losses on the other than temporary declines in value of the equity in collateralized bond obligations and other invested assets of $9.2 million and other equity securities of $17.6 million. For additional analysis regarding net realized investment and other gains (losses), see General Account Investments in the MD&A.

                                                Gross Gain    Gross Loss     Hedging        Net Realized  Investment
For the Three Months Ended March 31, 2003       Impairment    on Disposal    on Disposal    Adjustments   and Other Gain (Loss)
                                               -------------------------------------------------------------------------------
(in millions)
Fixed maturity securities (1)(2)...              $(221.2)       $  52.0        $ (32.8)       $ (74.6)        $(276.6)
Equity securities .................                (17.6)          23.2           (2.0)            --             3.6
Mortgage loans on real estate .....                   --            4.4           (8.1)         (20.8)          (24.5)
Real estate .......................                   --          283.8             --             --           283.8
Other invested assets .............                 (9.2)          13.6             --             --             4.4
Derivatives .......................                   --                            --           64.9            64.9
                                               -------------------------------------------------------------------------------
           Subtotal ...............              $(248.0)       $ 377.0        $ (42.9)       $ (30.5)        $  55.6
                                               ===============================================================================

      Amortization adjustment for deferred policy acquisition costs ..................................            8.5
      Amounts credited to participating pension contractholders ......................................           35.0
      Amounts credited to the policyholder dividend obligation .......................................            6.3
                                                                                                         ------------
           Total .....................................................................................        $ 105.4
                                                                                                         ============

(1) Fixed Maturities gain on disposals includes $0.6 million of gains from previously impaired securities.
(2) Fixed Maturities loss on disposals includes $17.3 million of credit related losses.

      The hedging adjustments in the fixed maturities and mortgage loans asset classes are non-cash adjustments representing the amortization or reversal of prior fair value adjustments on assets in those classes that were or are designated as hedged items in fair value hedging relationships. The hedging adjustments on the derivatives represent non-cash adjustments on derivative instruments and on assets and liabilities designated as hedged items reflecting the change in fair value of those items. The hedging adjustments of all asset classes represent temporary gains or losses caused primarily by interest rate movements that will reverse over time as the derivatives or assets mature.

      Premiums increased 5.2%, or $23.5 million, from the prior year. The increase in premiums is due to an increase in the Protection Segment which increased $15.3 million driven by the long-term care business driven by business growth from higher sales and continued lower lapses. In addition, premiums increased $11.2 million in the Asset Gathering Segment, driven by the fixed annuity business. Premiums in the G&SFP Segment increased $1.1 million from the prior year, primarily as a result of higher premiums from fee-based products. Partially offsetting these increases was a $4.1 million decrease in premiums in the Corporate and Other Segment.

      Net investment income increased 5.1%, or $45.4 million, from the prior year. The growth in net investment income was driven by the Asset Gathering Segment which increased 27.2%, or $35.5 million, from the prior year on growth on the fixed annuity business. Average invested assets in the fixed annuity business increased 36.0%, or $2,524.2 million, while earned rates decreased. See additional analysis in the Asset Gathering Segment MD&A. In addition, net investment income increased in the Protection Segment by 7.2%, or $23.2 million, from the prior year driven by the universal life insurance business. Universal life insurance net investment income increased 31.6%, or $15.8 million, driven by the acquisition of the Allmerica fixed universal life insurance business as of December 31, 2002. G&SFP Segment net investment income experienced low growth due to the decline in the average investment yield on invested assets compared to the prior year. The decline in yield is impacted by the fluctuation of the return on approximately $11 billion of the G&SFP Segment asset portfolio which floats with market rates. The portfolio float is designed to match the interest exposure of our asset portfolio to the exposure on our liabilities. For additional analysis of net investment income and yields see the General Account Investments section of this MD&A.

      Universal life and investment-type product fees increased 4.5%, or $6.7 million from the prior year. The growth in product fees was driven by the Protection Segment, where product fees increased 3.9%, or $4.2 million. Protection Segment product fees increase due to the universal life insurance business where product fees increased of 51.6%, or $9.9 million,

                       JOHN HANCOCK LIFE INSURANCE COMPANY


driven by the acquisition of the Allmerica fixed universal life insurance business as of December 31, 2002. Average account balance in the universal life insurance business increased 41.7%, or $1,153.6 million, compared to the prior year due to the underlying growth and also due to the Allmerica acquisition. Product fees decreased $5.6 million in the variable life insurance business due to poor separate account performance.

      Advisory fees decreased 16.3%, or $23.2 million, from the prior year. The decrease in fees was driven by the Asset Gathering Segment which decreased 21.9%, or $25.5 million, driven by the mutual funds business. The mutual funds business management advisory fees declined $17.9 million driven by a decline in average assets under management of 11.5%, or $3,331.8 million. Advisory fees as percentage of assets under management decreased 4 basis points due to a decline in retail assets under management and an increase in institutional assets under management. Institutional assets are generally charged lower fees than retail assets.

      Other revenue increased 2.1%, or $1.5 million, from the prior year. The other revenue of the Company is primarily generated by Signature Fruit in the Corporate and Other Segment. Signature Fruit, a subsidiary of the Company acquired certain liabilities out of bankruptcy proceedings of Tri-Valley Growers, Inc. Signature Fruit's revenues increased $0.4 million to $69.8 million from $69.4 million in the prior year. The increase in other revenue from the prior year is driven by the Protection Segment where other revenue increased by $1.2 million from the prior year due to the Federal long-term care insurance business which began operation on October 1, 2002. The Federal long-term care insurance business is a fee business where the Company administers and supports employee long-term care insurance benefits offered by the Federal Government to its employees.

      Benefits to policyholders increased 5.0%, or $45.1 million, from the prior year. The increase in benefits to policyholders was driven by the Protection Segment where benefits to policyholders increased $35.6 million, due to growth in the long-term care insurance business. Long-term care insurance business benefits to policyholders increased 23.7%, or $21.5 million, primarily due to additions to reserves for premium growth and higher claim volume on growth of the business during the period. The non-traditional life insurance business had an increase in benefits to policyholders of $6.0 million, which was driven by an increase in interest credited on higher current year account balances and the addition of the Allmerica business and an increase in policy benefit reserves and other benefits due to growth and change in sales mix. The traditional life insurance line of business benefits to policyholders increased 3.1%, or $8.0 million due to higher death claims, net of reserves released and reinsurance ceded. Also driving the increase in benefits to policyholders was growth in the Asset Gathering Segment's fixed annuity business, Asset Gathering Segment benefits to policyholders increased 27.0%, or $26.9 million. The growth in the fixed annuity business was driven by an increase of $11.2 million in premiums and an increase in average invested assets. Partially offsetting these increases in benefits to policyholders was a decrease in the G&SFP Segment of 5.9%, or $17.5 million. Lower benefits to policyholders in the G&SFP Segment were driven by a decrease in interest credited of 6.5% or $16.4 million from the prior year as liabilities with floating rates reset. Despite weak sales, average invested assets on spread-based products in the G&SFP Segment increased 11.9%, or $2,682.6 million, from the prior year.

      Amortization of deferred policy acquisition costs increased 21.0%, or $12.1 million, from the prior year. The increase in amortization of deferred policy acquisition costs was driven by the Asset Gathering Segment which increased 56.9%, or $12.3 million from the prior year. Both the fixed and variable annuity businesses experienced increased amortization of deferred policy acquisition costs of approximately 57.0%. Amortization increased in the fixed annuity business due to improved margins on the business compared to the prior year, interest spreads improved compared to the prior year. Amortization in the variable annuity business increased due to poor separate account performance during the period compared to the prior year.

      Operating costs and expenses decreased 3.8%, or $12.5 million. The decrease in operating costs and expenses was driven by the Asset Gathering Segment, which declined 20.5%, or $21.6 million, due to cost saving measures in the mutual funds business. Operating costs and expenses declined by $13.6 million in the mutual funds business due to cost control measures and lower commissions on lower sales. In addition, Signator and Essex, two of the Company's distribution subsidiaries in the Asset Gathering Segment, experienced lower commission expense on lower load mutual fund sales compared to the prior year. Operating costs and expenses also decreased in the Protection Segment, which declined 9.1%, or $7.8 million, primarily in the long-term care insurance business. Partially offsetting these decreases was an increase of 45.9%, or $14.3 million, in our G&SFP Segment, 2.5%, or $2.1 million, in our Corporate and Other Segment and 2.2%, or $0.5 million, in the Investment Management Segment on higher compensation costs. Also included in other operating costs and expenses is $6.2 million for planned terminations related to its information technology outsourcing. See Note 7 - Severance to the unaudited consolidated financial statements. Included in the Company's operating cost and expense are all the operating expenses of Signature Fruit in the Corporate and Other Segment. Signature Fruit generated operating expenses $70.4 million and $68.0 million for the three months ended March 31, 2003 and 2002, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


      Dividends to policyholders decreased 4.2%, or $5.8 million from the prior year. The decrease in dividends to policyholders was driven by the Protection Segment, which declined 7.5%, or $9.9 million, due to a decrease in the dividend scale on traditional life insurance products. Partially offsetting the decreases in the Protection Segment was an increase of $4.1 million in dividends in the Corporate and Other Segment due to favorable loss experience in the group life business.

      Income taxes were $115.8 million in 2003, compared to $48.5 million for 2002. Our effective tax rate was 29.9% in 2003, compared to 26.9% in 2002. The higher effective tax rate was primarily due to increased tax on capital gains, partially offset by increased affordable housing tax credits.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Results of Operations by Segment and Adjustments to GAAP Reported Net Income

      We operate our business in five segments: two segments primarily serve retail customers, two segments serve institutional customers and our fifth segment is the Corporate and Other Segment, which includes our international operations, the corporate account and several run-off businesses. Our retail segments are the Protection Segment and the Asset Gathering Segment. Our institutional segments are the Guaranteed and Structured Financial Products Segment and the Investment Management Segment. For additional information about the Company's business segments, please refer to the Company's 2002 Form 10-K.

      We evaluate segment performance and base management's incentives on segment after-tax operating income, which excludes the effect of net realized investment and other gains and losses and other identified transactions. Total segment after-tax operating income, which is a non-GAAP financial measure, is determined by adjusting GAAP net income for net realized investment and other gains and losses, extraordinary items, and certain other items, which we believe are not indicative of overall operating trends. While these items may be significant components in understanding and assessing our consolidated financial performance, we believe that the presentation of segment after-tax operating income enhances the understanding of our results of operations by highlighting net income attributable to the normal, recurring operations of the business. However, segment after-tax operating income is not a substitute for net income determined in accordance with GAAP.

      A discussion of the adjustments to GAAP reported income, many of which affect each operating segment, follows the table below. A reconciliation of segment after-tax operating income, as adjusted, to GAAP reported net income precedes each segment discussion.

                                                                      Three Months Ended
                                                                          March 31,
                                                                 ---------------------------
                                                                    2003             2002
                                                                 ---------------------------
      Segment Data:                                                     (in millions)
      Segment after-tax operating income:
         Protection Segment....................................   $  83.1           $  70.8
         Asset Gathering Segment...............................      40.0              40.0
                                                                 ---------------------------
           Total Retail Segments...............................     123.1             110.8

         Guaranteed and Structured Financial Products
           Segment.............................................      76.9              64.1
         Investment Management Segment.........................       5.6               4.9
                                                                 ---------------------------
           Total Institutional Segments........................      82.5              69.0

         Corporate and Other Segment...........................      (1.8)              9.5
                                                                 ---------------------------
         Total segment after-tax operating income..............     203.8             189.3

      After-tax adjustments:
         Net realized investment and other gains (losses)......      67.2             (53.9)
         Restructuring charges.................................        --              (3.6)
                                                                 ---------------------------
           Total after-tax adjustments.........................      67.2             (57.5)

      GAAP Reported:
                                                                 ---------------------------
         Net income............................................   $ 271.0           $ 131.8
                                                                 ===========================

                       JOHN HANCOCK LIFE INSURANCE COMPANY


      Our GAAP reported net income was significantly affected by net realized investment and other gains and losses and other identified transactions presented above as after-tax adjustments. A description of these adjustments follows.

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

      Net realized investment and other gains have been reduced by: (1) amortization of deferred policy acquisition costs to the extent that such amortization results from net realized investment and other gains (losses), (2) the portion of net realized investment and other gains (losses) credited to certain participating contractholder accounts and (3) the portion of net realized investment and other gains (losses) credited to the policyholder dividend obligation. We believe presenting net realized investment and other gains (losses) in this format provides information useful in evaluating our operating performance. This presentation may not be comparable to presentations made by other insurers. Summarized below is a reconciliation of (a) net realized investment and other gains (losses) per the consolidated financial statements and (b) the adjustment made for net realized investment and other gains (losses) to calculate segment after-tax operating income for the three month periods ended March 31, 2003 and 2002.

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                               2003             2002
                                                                            ----------------------------
                                                                                   (in millions)

      Net realized investment and other gains (losses)...................    $  55.6          $ (108.4)
      Add amortization of deferred policy acquisition costs related
         to net realized investment and other gains (losses).............        8.5              15.5
      Add (less) amounts credited to participating pension
         contract holder accounts........................................        6.3               0.4
      Add amounts credited to the policyholder dividend
         obligation......................................................       35.0               6.4
                                                                            ----------------------------
      Netrealized investment and other gains (losses), net of related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholders and the
         policyholder dividend obligation per unaudited consolidated
         financial statements............................................      105.4             (86.1)
      Add net realized investment and other gains (losses)
         attributable to mortgage securitizations and mezzanine
         funds...........................................................       (1.5)              0.8
                                                                            ----------------------------
      Net realized investment and other gains (losses) - pre-tax
         adjustment to calculate segment operating income ...............      103.9             (85.3)
      Less income tax effect.............................................      (36.7)             31.4
                                                                            ----------------------------
      Net realized investment and other gains (losses) - after-tax
         adjustment to calculate segment operating income................    $  67.2          $  (53.9)
                                                                            ============================

      The Company incurred after-tax restructuring charges to reduce costs and increase future operating efficiency by consolidating portions of our operations. Additional information regarding restructuring costs is included in
Note 7 -- Severance in the notes to the unaudited consolidated financial statements. After-tax restructuring costs net of related curtailment pension and other post employment benefit related gains, were $3.6 million for the three months ended March 31, 2002 and were excluded from segment after-tax operating income. The Company incurred after-tax restructuring costs of $4.0 million (pre-tax of $6.2 million) for the three months ended March 31, 2003 which are included in segment after-tax operating income. Therefore, segment after-tax operating income decreased approximately $7.6 million (pre-tax $11.7 million) from the prior year due to the Company's change in treatment of this adjustment to segment after-tax operating income.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Protection Segment

      The following table presents certain summary financial data relating to the Protection Segment for the periods indicated.

                                                                  Three Months Ended
                                                                       March 31,
                                                                  ------------------
                                                                    2003       2002
                                                                  ------------------
                                                                    (in millions)
Operating Results:
Revenues
   Premiums ...................................................   $ 368.8    $ 353.5
   Universal life and investment-type product fees ............     112.5      108.3
   Net investment income ......................................     343.6      320.4
   Other revenue ..............................................       1.6        0.4
                                                                  -------    -------
         Total revenues .......................................     826.5      782.6
Benefits and expenses
   Benefits to policyholders ..................................     463.3      427.7
   Other operating costs and expenses .........................      77.8       80.6
   Amortization of deferred policy acquisition costs,
      excluding amounts related to net realized investment
      and other gains (losses) ................................      35.2       35.8
   Dividends to policyholders .................................     121.7      131.6
                                                                  -------    -------
         Total benefits and expenses ..........................     698.0      675.7

Segment pre-tax operating income(1) ...........................     128.5      106.9
Income taxes ..................................................      45.4       36.1
                                                                  -------    -------

Segment after-tax operating income(1) .........................      83.1       70.8

After-tax adjustments:(1)
   Net realized investment and other (losses) gains, net ......     (20.5)     (18.5)
   Restructuring charges ......................................        --       (3.2)
                                                                  -------    -------
         Total after-tax adjustments ..........................     (20.5)     (21.7)

GAAP Reported:
Net income ....................................................   $  62.6    $  49.1
                                                                  =======    =======

Other Data:
Segment after-tax operating income (loss)
   Non-traditional life (variable life and universal life) ....   $  29.1    $  26.7
   Traditional life ...........................................      23.8       29.3
   Long-term care .............................................      28.9       15.0
   Federal long-term care .....................................       1.5         --
   Other ......................................................      (0.2)      (0.2)

(1) See "Results of Operations by Segment and Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

      Segment after-tax operating income increased 17.4%, or $12.3 million, from the prior year. Non-traditional life insurance business after-tax operating income increased 9.0%, or $2.4 million, primarily due to increases in universal life and investment-type product fees and net investment income, partially offset by higher expenses and higher benefits to policyholders. Long-term care insurance business after-tax operating income increased approximately 92.8%, or $13.9 million, resulting from growth of the business and improved unit expenses. Federal long-term care insurance business after-tax operating income increased $1.5 million as the business was not in effect in the prior period. Traditional life insurance business after-tax operating income decreased 18.8%, or $5.5 million, primarily resulting from decreases in premiums and net investment income partially offset by a decrease in total benefit and expenses, driven by lower dividends.

      Revenues increased 5.6%, or $43.9 million. Premiums increased 4.3%, or $15.3 million, primarily due to long-term care insurance premiums, which increased 24.0%, or $24.4 million, driven by business growth from higher sales and continued lower lapses. Universal life and investment-type product fees increased 3.9%, or $4.2 million, due primarily to cost of insurance fees of $7.0 million resulting from growth in the existing business and the addition of the Allmerica block of

                       JOHN HANCOCK LIFE INSURANCE COMPANY


business assumed as of December 31, 2002. Segment net investment income increased 7.2%, or $23.2 million, primarily due to a 14.7% increase in average asset balances, partially offset by a 50 basis point decrease in yields.

      Benefits and expenses increased 3.3%, or $22.3 million. Benefits to policyholders increased 8.3%, or $35.6 million, due primarily to growth in long-term care insurance business. Long-term care insurance business benefits and expenses increased 12.4%, or $14.9 million, primarily due to additions to reserves for premium growth and higher claim volume on growth of the business during the period. Long-term care insurance business policies have increased to
624.4 thousand from 555.8 thousand in the prior year and open claims increased to 5,761 from 4,724 in the prior year. The non-traditional life insurance business had an increase in benefits to policyholders of $6.0 million, which was driven by a $12.2 million increase in interest credited on higher current year account balances and the addition of the Allmerica business as well as a $6.3 million increase in policy benefit reserves and other benefits due to growth and change in sales mix. These increases were partially offset by lower death claims paid net of reserves released and reinsurance ceded of $12.6 million due to not repeating higher mortality experienced in the prior year. The traditional life insurance line of business benefits to policyholders increased 3.1%, or $8.0 million due to higher death claims, net of reserves released and reinsurance ceded. Dividends to policyholders decreased 7.5%, or $9.9 million, primarily due to a dividend scale cut for the traditional life insurance business. Total operating costs and expenses decreased 3.5%, or $2.8 million, primarily in the long-term care insurance business. The Segment's effective tax rate on operating income was 35.3% compared to 33.8% for the prior year. The increase was primarily due to decreased deductions for general account dividends received on common stock.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Asset Gathering Segment

      The following table presents certain summary financial data relating to the Asset Gathering Segment for the periods indicated.

                                                                          Three Months Ended
                                                                               March 31,
                                                                       ------------------------
                                                                          2003          2002
                                                                       ----------    ----------
                                                                            (in millions)
Operating Results:
Revenues
   Premiums ........................................................   $     15.6    $      4.4
   Investment-type product fees ....................................         29.1          30.2
   Net investment income ...........................................        166.0         130.5
   Investment management revenues, commissions, and other fees .....         91.1         116.6
   Other revenue (expense) .........................................          0.1           0.6
                                                                       ----------    ----------
       Total revenues ..............................................        301.9         282.3

Benefits and expenses
   Benefits to policyholders .......................................        126.4          99.5
   Other operating costs and expenses ..............................         83.3         102.7
   Amortization of deferred policy acquisition costs,
       excluding amounts related to net realized investment
       and other gains (losses) ....................................         33.9          21.6
                                                                       ----------    ----------
       Total benefits and expenses .................................        243.6         223.8

Segment pre-tax operating income (1) ...............................         58.3          58.5
Income taxes .......................................................         18.3          18.5
                                                                       ----------    ----------

Segment after-tax operating income (1) .............................         40.0          40.0
                                                                       ----------    ----------

After-tax adjustments (1):
   Net realized investment and other (losses) gains, net ...........        (24.1)        (14.8)
   Restructuring charges ...........................................           --          (1.4)
                                                                       ----------    ----------
       Total after-tax adjustments .................................        (24.1)        (16.2)

GAAP Reported:
   Net income ......................................................   $     15.9    $     23.8
                                                                       ==========    ==========

Other Data:
Segment after-tax operating income
   Annuity .........................................................   $     27.6    $     24.9
   Mutual funds ....................................................          9.3          12.4
   Other ...........................................................          3.1           2.7
Mutual fund assets under management, end of period .................     25,595.7      28,783.7

(1) See "Results of Operations by Segment and Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended March 31, 2003 Compared to Three months Ended March 31, 2002

      Segment after-tax operating income was $40.0 million, unchanged from the prior year period. Fixed annuity after-tax operating income increased 55.7%, or $9.8 million from the prior year period. The fixed annuity business grew due to higher net investment income, partially offset by higher interest credited on account balance growth. Partially offsetting the increase in the fixed annuity business were decreases of 97.3%, or $7.1 million, in after-tax operating income in the variable annuity business compared to the prior year. The variable annuity business suffered due to significant declines in the equity markets leading to increased amortization of deferred policy acquisition costs and lower fee revenue on lower average account balances. Mutual fund segment after-tax operating income was $9.3 million, declining 25.0% or $3.1 million primarily due to a 21.4%, or $17.9 million decrease in management advisory fees, partially offset by a 20.2%, or $13.1 million decrease in operating expenses. Signature Services after-tax operating income increased $1.4 million to $2.3 million, driven by an increase in management advisory fees from the same period in 2002 and continued expense management. After-tax

                       JOHN HANCOCK LIFE INSURANCE COMPANY


operating income for Essex, a distribution subsidiary primarily serving the financial institution channel, decreased $1.0 million from $1.2 million in the prior year. Signator Investors after-tax operating income increased $0.2 million.

      Revenues increased 6.9%, or $19.6 million, from the prior year. The rise in revenue was due to a $35.5 million increase in net investment income and an $11.2 million increase in premiums, driven by the fixed annuity business. The increase in net investment income was primarily due to increases in invested assets backing fixed annuity products, partially offset by lower earned yields in the portfolio. Average invested assets backing fixed annuity products increased 36.0% to $9,536.7 million while the average investment yield decreased from the prior year. These increases in revenue were partially offset by a decrease in investment management revenues, primarily from the mutual fund business, of 21.9%, or $25.5 million and a $1.1 million decrease in investment-type product fees, primarily in the variable annuity business on lower average fund values. Investment-type product fees decreased mostly due to a decline in the average variable annuity fund values of 17.1%, or $1,073.1 million, to $5,210.3 million from the prior year period. Both market depreciation of $49.4 million and net outflows of $135.1 drove this decrease in average variable annuity fund values for the current year. For variable annuities the mortality and expense fees as a percentage of average account balances were 1.33% and 1.26% for the current and prior year periods.

      Investment management revenues, commissions, and other fees decreased 21.9%, or $25.5 million from the prior year. Average mutual fund assets under management were $25,703.0, a decrease of $3,331.8 million, or 11.5% from the prior year period. The decrease in average mutual fund assets under management is primarily due to market depreciation of $3,573.0 million since March 31, 2002, including $125.9 million since December 31, 2002. The mutual fund business experienced net redemptions of $22.8 million during the first quarter of 2003, compared to net redemptions of $317.6 million in the prior year, an improvement of $294.8 million. This change was primarily due to an increase in deposits of $99.1 million and a decrease in redemptions of $185.9 million. The increase in deposits was driven by $299.6 million in sales of the John Hancock Preferred Income series of closed-end funds, partially offset by a $200.0 million decrease in retail open-end mutual fund sales. The decrease in redemptions was primarily due to a decrease in retail mutual fund redemptions of $185.7 million, caused by declines in redemptions across a number of funds. Investment advisory fees decreased 17.1%, or $7.1 million, to $34.2 million, from the prior period and were 0.53% and 0.57% of average mutual fund assets under management for the three months ended March 31, 2003 and 2002. Underwriting and distribution fees decreased 27.1%, or $15.7 million, to $42.2 million compared to the prior year period. Asset based 12b-1 fees declined by $8.4 million due to a decline in retail mutual fund assets under management. Commission revenue declined by $7.3 million primarily due to lower load mutual fund sales. Shareholder service and other fees were $14.7 million compared to $11.0 million in the prior year.

      Benefits and expenses increased 8.8%, or $19.8 million from the prior year period. Benefits to policyholders increased 27.0%, or $26.9 million, primarily due to a $16.0 million increase in interest credited on fixed annuity account balances due to higher average account balances and $11.0 million higher reserve provisions for life-contingent immediate fixed annuity fund values on higher sales of these contract types. Partially offsetting the increase in benefits to policyholders was a decline in other operating costs and expenses of 18.9%, or $19.4 million, from the prior year period, primarily due to cost savings in the mutual fund business. Amortization of deferred policy acquisition costs increased 56.9%, or $12.3 million, primarily due to a $7.0 million increase in the fixed annuity business driven by higher interest on account balances growth and a $5.3 million increase in the variable annuity business due to the previously mentioned decline in equity markets. The Segment's effective tax rate on operating income was 31.4% compared to 31.6% for the prior year period.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Guaranteed and Structured Financial Products Segment

      The following table presents certain summary financial data relating to the Guaranteed and Structured Financial Products Segment for the periods indicated.

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                            2003         2002
                                                           -------      -------
                                                               (in millions)
Operating Results:
Revenues
   Premiums ............................................   $   4.3      $   3.2
   Investment-type product fees ........................      13.4          9.8
   Net investment income ...............................     427.3        419.5
   Other revenue .......................................       0.4          0.1
                                                           -------      -------
       Total revenues ..................................     445.4        432.6

Benefits and expenses
   Benefits to policyholders ...........................     279.9        297.4
   Other operating costs and expenses ..................      45.9         31.0
   Dividends ...........................................       8.3          8.3
                                                           -------      -------
       Total benefits and expenses .....................     334.1        336.7

Segment pre-tax operating income (1) ...................     111.3         95.9
Income taxes ...........................................      34.4         31.8
                                                           -------      -------

Segment after-tax operating income (1) .................      76.9         64.1
                                                           -------      -------

After-tax adjustments (1):
   Net realized investment and other (losses)
     gains, net ........................................     (85.4)       (13.5)
   Restructuring charges ...............................        --         (0.3)
                                                           -------      -------
       Total after-tax adjustments .....................     (85.4)       (13.8)

GAAP Reported:
   Net income ..........................................   $  (8.5)     $  50.3
                                                           =======      =======

Other Data:
Segment after-tax operating income
 Spread-based products .................................   $  72.5      $  58.4
  Fee-based products ...................................       4.4          5.7
                                                           =======      =======

(1) See "Results of Operations by Segment and Adjustments to GAAP Reported Net Income" included in this MD&A.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

      Segment after-tax operating income increased 20.0% or $12.8 million from the prior year. Spread-based products after-tax operating income increased 24.1% or $14.1 million which was attributable to an increase in investment spreads of 25.8% or $28.3 million from the prior year. The growth in investment spreads was a result of a higher average invested asset base, which increased 11.9% or $2.7 billion over the prior year, combined with a 21 basis point increase in the interest rate margin. Fee-based products after-tax operating income decreased 22.8% or $1.3 million from the prior year, primarily due to higher operating expenses and lower earnings on risk-based capital.

      Revenues increased 2.9% or $12.8 million from the prior year, primarily as a result of higher net investment income. Premiums increased 34.4% or $1.1 million from the prior year, primarily as a result of higher premiums from fee-based products. Investment-type product fees increased 36.7% or $3.6 million from the prior year, primarily due to higher asset-based fees. Despite declining interest rates, net investment income increased 1.9% or $7.8 million primarily due to the growth in the spread-based average invested assets. The average yield on invested assets decreased to 6.19%, reflecting the lower interest rate environment in the current period. Net investment income varies with market interest rates as the return on

                       JOHN HANCOCK LIFE INSURANCE COMPANY


approximately $11 billion of the asset portfolio floats with market rates. Matching the interest rate exposure on our asset portfolio to the exposure on our liabilities is a central feature of our asset/liability management process.

      Benefits and expenses decreased 0.8% or $2.6 million from the prior year. The decrease was driven by lower benefits to policyholders largely offset by increased operating expenses and costs. Benefits to policyholders decreased 5.9% or $17.5 million primarily due to lower interest credited on account balances for spread-based products. Spread-based interest credited decreased 6.5% or $16.4 million from the prior year. The decrease in interest credited was due to a decline in the average interest credited rate on account balances for spread-based products, as liabilities with floating rates reset and new business was added at market rates. The average crediting rate fell to 4.33%. Partially offsetting the decrease in benefits to policyholders was an increase in other operating costs and expenses of 48.1% or $14.9 million from the prior year. The increase was primarily due to an increased level of reinsurance arrangements combined with higher pension and compensation costs. Dividends to contractholders were $8.3 million for both periods. The segment's effective tax rate on operating income was 30.9% compared to 33.2% in the prior year. The decrease was primarily due to increased affordable housing tax credits.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Investment Management Segment

      The following table presents certain summary financial data relating to the Investment Management Segment for the periods indicated.

                                                            Three Months Ended
                                                                 March 31,
                                                          ---------------------
                                                            2003          2002
                                                          ---------------------
                                                              (in millions)
Operating Results:
Revenues
   Net investment income ..............................   $  4.2         $  4.0
   Net realized investment and other
     gains (losses), net (1) ..........................      1.5           (0.8)
   Investment management revenues, commissions,
     and other fees ...................................     26.8           27.5
   Other revenue ......................................      0.1           (0.1)
                                                          ------         ------
         Total revenues ...............................     32.6           30.6

Benefits and expenses
   Other operating costs and expenses .................     23.5           22.9
                                                          ------         ------
   Total benefits and expenses ........................     23.5           22.9

Segment pre-tax operating income (1) ..................      9.1            7.7
   Income taxes .......................................      3.5            2.8
                                                          ------         ------
Segment after-tax operating income (1) ................      5.6            4.9
                                                          ------         ------

GAAP Reported:
Net income ............................................   $  5.6         $  4.9
                                                          ======         ======

(1) See "Results of Operations by Segment and Adjustments to GAAP Reported Net Income" included in this MD&A. The Investment Management Segment did not contain any Adjustments to GAAP Reported Net Income for the period indicated.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

      Segment after-tax operating income increased $0.7 million, or 14.3%, from the prior year. The increase was primarily due to $2.3 million in higher net realized investment and other gains (losses) on mortgage securitizations and $0.7 million in lower commission expenses, partially offset by $1.3 million in higher operating expenses and $0.7 million in lower fee income.

      Revenues increased $2.0 million, or 6.5%, from the prior year. Net realized investment and other gains (losses) on mortgage securitizations increased $2.3 million, to a gain of $1.5 million from a loss of $0.8 million in the prior year. The increase in securitization gains resulted from higher profitability on a similar volume of securitizations in the current year. Net investment income was relatively flat at $4.2 million, up $0.2 million from the prior year. Investment management revenues, commissions, and other fees decreased $0.7 million, or 2.5%, from the prior year. At the Company's institutional advisor, Independence Investment LLC, advisory fees were down $1.9 million, or 13.3% from the prior year, on $2.3 billion of lower assets under management resulting from market depreciation of $3.5 billion and net sales of $1.2 billion since the end of the prior year period. Fees declined $1.2 million at the Company's Bond and Corporate Finance Group on lower assets under management compared to the prior year. Commercial mortgage origination fees at John Hancock Real Estate Finance declined $0.8 million from lower levels of originations due to a more competitive mortgage origination market. The declines were offset by increases in property management fee income of $1.5 million at the Hancock Natural Resource Group from the new northwest property management division established in December 2002, and higher acquisition fee income of $1.3 million at John Hancock Realty Advisors. Investment management revenue, commissions and other fees were 0.39% and 0.38% of average advisory assets under management for the current and prior year quarters, respectively.

      Total benefits and expenses increased $0.6 million, or 2.6% from the prior year. Operating costs and expenses increased $1.3 million, or 5.9% from the prior year. The increase was primarily due to $1.7 million in higher operating expenses at the Hancock Natural Resource Group, which included $1.0 million of expenses associated with the new northwest property management division established in December 2002 and $0.5 million of increased incentive compensation plan expenses. Operating expenses at Independence Investment LLC declined $0.2 million, or 1.6%, based on ongoing cost reductions. At

                       JOHN HANCOCK LIFE INSURANCE COMPANY


John Hancock Real Estate Finance, operating expenses declined $0.2, or 7.7%, on lower incentive compensation plan expenses. Operating costs and expenses were 0.34% and 0.31% of average advisory assets under management for the current and prior year quarters, respectively. There were no commission expenses at the Hancock Natural Resource Group, down from $0.7 million on significant new timberland investors signed in the prior year. The Segment's effective tax rate on operating income rose to 38.5% from 36.4% for the prior year, primarily due to lower operating income at Independence Investment, LLC which has a lower state tax liability form of business organization. The effective tax rate for the Investment Management Segment remains higher than for our other business segments due to state taxes on certain investment management subsidiaries, and fewer tax benefits from portfolio holdings in this segment.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Corporate and Other Segment

      The following table presents certain summary financial data relating to the Corporate and Other Segment for the periods indicated.

                                                           Three Months Ended
                                                                March 31,
                                                          ---------------------
                                                            2003          2002
                                                          ---------------------
                                                              (in millions)
Operating Results:
Segment after-tax operating income(1)
   International operations ...........................   $   0.7       $   0.9
   Corporate operations ...............................      (3.7)          6.8
   Non-core businesses ................................       1.2           1.8
                                                          -------       -------
         Total ........................................      (1.8)          9.5
After-tax adjustments(1):
   Net realized investment and other gains
     (losses), net ....................................     197.2          (7.1)
   Restructuring charges ..............................        --           1.3
                                                          -------       -------
         Total after-tax adjustments ..................     197.2          (5.8)

GAAP Reported:
Net income ............................................   $ 195.4       $   3.7
                                                          =======       =======

(1) See "Results of Operations by Segment and Adjustments to GAAP Reported Net Income" included in this Management's Discussion and Analysis.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

      Segment after-tax operating income from international operations decreased $0.2 million from the prior year.

Segment after-tax operating income from corporate operations decreased $10.5 million from the prior year. Investment income on corporate surplus was $9.0 million lower due to increased surplus requirements in our other business lines. Investment income was also $7.1 million lower primarily due to changes in estimates to partnership funds and lease funds. Signature Fruit decreased by $1.6 million due to lower profit margins. Our corporate owned life insurance program improved by $6.7 million due to an increase in the asset base and to improved performance of the assets supporting the program. The Company incurred after-tax restructuring costs in the corporate operations business of $4.0 million (pre-tax of $6.2 million) for the three months ended March 31, 2003 which are included in segment after-tax operating income. The Company's after-tax restructuring charges in the corporate operations business of negative $1.3 million (pre-tax $2.3 million) due to curtailment gains, for the three months ended March 31, 2002 were excluded from segment after-tax income. Therefore segment after-tax operating income decreased approximately $5.3 million (pre-tax $8.5 million) from the prior year due to the Company's change in treatment of this adjustment to segment after-tax operating income.

      Segment after tax operating income from non-core businesses decreased $0.6 million from the prior year. We continue with the orderly run-off of business within this group.

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

      Insurance product prices are impacted by investment results. Accordingly, incorporated in insurance products prices are assumptions of expected default losses over the long-term. Actual losses therefore vary above and below this average, and the market value of the portfolio as a whole also changes as market credit spreads move up and down during an economic cycle.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Overall Composition of the General Account

Invested assets, excluding separate accounts, totaled $64.1 billion and $60.6 billion as of March 31, 2003 and December 31, 2002, respectively. Although the portfolio composition has not significantly changed at March 31, 2003 as compared to December 31, 2002, invested assets have grown 5.8% since December 31, 2002, 35% of the increase in invested assets is due to the cash and cash equivalent position increasing $1.2 billion or 138% due to the sale of certain home office properties. The following table shows the composition of investments in the general account portfolio.

                                                     As of March 31,              As of December 31,
                                                          2003                           2002
                                            --------------------------------------------------------------
                                                Carrying           % of        Carrying          % of
                                                  Value            Total         Value           Total
                                            --------------------------------------------------------------
                                              (in millions)                 (in millions)
Fixed maturity securities (1)............     $ 46,117.5           72.0%     $ 43,773.3           72.3%
Mortgage loans (2).......................       10,416.1           16.3        10,296.5           17.0
Real estate..............................          255.0            0.4           255.3            0.4
Policy loans (3).........................        2,018.7            3.1         2,014.2            3.3
Equity securities........................          368.2            0.6           350.3            0.6
Other invested assets (4)................        2,564.4            4.0         2,839.1            4.7
Short-term investments...................          188.9            0.3           137.3            0.2
Cash and cash equivalents (5)............        2,137.1            3.3           897.0            1.5
                                            --------------------------------------------------------------
Total invested assets....................     $ 64,065.9          100.0%     $ 60,563.0          100.0%
                                            ==============================================================

(1) In addition to bonds, the fixed maturity security portfolio contains redeemable preferred stock with a carrying value of $593.0 million and $590.2 million as of March 31, 2003 and December 31, 2002, respectively. The total fair value of the fixed maturity security portfolio was $46,148.3 million and $43,823.5 million, at March 31, 2003 and December 31, 2002 respectively.
(2) The fair value for the mortgage loan portfolio was $11,382.2 million and $11,220.7 million as of March 31, 2003 and December 31, 2002, respectively.
(3) Policy loans are secured by the cash value of the underlying life insurance policies and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.
(4) Other invested assets as of December 31, 2002 contains a receivable of $471.1 million from Allmerica Financial Corporation pursuant to the Company's agreement to reinsure Allmerica's fixed universal life insurance business. At March 31, 2003, the acquisition accounting is finalized and these assets are reflected in the proper line items in the portfolio detail above.
(5) Cash and cash equivalents are included in total invested assets in the table above for the purposes of calculating yields on the income producing assets for the Company.

      Consistent with the nature of the Company's product liabilities, assets are heavily oriented toward fixed maturity securities. The Company determines the allocation of assets primarily on the basis of cash flow and return requirements of its products and by the level of investment risk.

      Fixed Maturity Securities. The fixed maturity securities portfolio is predominantly comprised of low risk, investment grade, publicly and privately traded corporate bonds and senior tranches of asset-backed securities (ABS) and mortgage-backed securities (MBS). The fixed maturity securities portfolio also includes redeemable preferred stock. As of March 31, 2003, fixed maturity securities represented 72.0% of general account invested assets with a carrying value of $46.1 billion, comprised of 58.8% public securities and 41.2% private securities. Each year, the Company directs the majority of net cash inflows into investment grade fixed maturity securities. Typically, between 5% and 15% of funds allocated to fixed maturity securities are invested in below-investment-grade bonds while maintaining a policy to limit the overall level of these bonds to no more than 10% of invested assets and the majority of that balance in the BB category. The Company has established a long-term target of limiting investments in below investment grade bonds to 8% of invested assets by 2005 for its U.S. life insurance companies on a statutory accounting basis. Allocations are based on an assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. While the Company has profited from the below-investment-grade asset class in the past, care is taken to manage its growth strategically by limiting its size relative to the Company's total assets.

      The Securities Valuation Office (SVO) of the National Association of Insurance Commissioners evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of six investment categories to each

                       JOHN HANCOCK LIFE INSURANCE COMPANY


security it reviews. Category 1 is the highest quality rating, and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as S&P and Moody's (i.e., BBB /Baa3 or higher), while Categories 3-6 are the equivalent of below-investment grade securities. SVO ratings are reviewed and may be revised at least once a year.

     The following table shows the composition by credit quality of the fixed maturity securities portfolio.

                 Fixed Maturity Securities -- By Credit Quality

                                             ---------------------------------------------------------
                                                    As of March 31,              As of December 31,
                                                          2003                          2002
                                             ---------------------------------------------------------
SVO                 S&P Equivalent               Carrying         % of        Carrying         % of
Rating (1)          Designation (2)           Value (3)(4)(5)     Total     Value (3)(4)(5)    Total
------------------------------------------------------------------------------------------------------
                                              (in millions)                 (in millions)
    1        AAA/AA/A.......................     $18,945.8         41.6%       $17,590.5        40.7%
    2        BBB............................      21,145.2         46.5         20,406.6        47.3
    3        BB.............................       2,566.2          5.6          2,574.9         6.0
    4        B..............................       1,582.0          3.5          1,215.3         2.8
    5        CCC and lower..................         597.8          1.3            775.8         1.8
    6        In or near default.............         687.5          1.5            620.0         1.4
                                             ---------------------------------------------------------
             Total..........................      45,524.5        100.0%        43,183.1       100.0%

             Redeemable Preferred
                Stock..................              593.0                         590.2
                                             ---------------------------------------------------------
             Total Fixed Maturities....          $46,117.5                     $43,773.3
                                             =========================================================

(1) For securities that are awaiting an SVO rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Includes 170 securities that are awaiting an SVO rating, with a carrying value of $3,772.2 million as of March 31, 2003. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date.
(4) Includes the effect of $50.0 million invested in the company's credit-linked note program, $30.0 million of written credit default swaps on fixed maturity securities in the AAA/AA/A category and $20.0 million of written credit default swaps on fixed maturity securities in the BBB category. As of December 31, 2002 the company had $55.0 million invested in the company's credit linked program, $10.0 million of written credit default swaps on fixed maturity securities in the AAA/AA/A category and $45.0 million of written credit default swaps on fixed maturity securities in the BBB category.
(5) The Company entered into a credit enhancement agreement in the form of a guaranty from a AAA rated financial guarantor in 1996. To reflect the impact of this guaranty on the overall portfolio, the Company has presented securities covered in aggregate by the guaranty at rating levels provided by the SVO and Moody's that reflect the guaranty. As a result, $68.6 million of SVO Rating 2, $687.7 million of SVO Rating 3, and $164.7 million of SVO Rating 4 underlying securities are included as $720.2 million of SVO Rating 1, $150.6 million of SVO Rating 2 and $50.2 million of SVO Rating 3 as of March 31, 2003 and $94.0 million of SVO Rating 2, $718.0 million of SVO Rating 3, and $141.3 million of SVO Rating 4 underlying securities are included as $753.2 million of SVO Rating 1, $150.1 million of SVO Rating 2 and $50.0 million of SVO Rating 3 as of December 31, 2002. The guaranty also contains a provision that the guarantor can recover from the Company certain amounts paid over the history of the program in the event a payment is required under the guaranty. As of March 31, 2003 and December 31, 2002, the maximum amount that can be recovered under this provision was $82.3 million.

      The table above sets forth the SVO ratings for the bond portfolio along with an equivalent S&P rating agency designation. The majority of the fixed maturity investments are investment grade, with 88.1% and 88.0% of fixed maturity investments invested in Category 1 and 2 securities as of March 31, 2003 and December 31, 2002, respectively. Below investment grade bonds were 11.9% and 12.0% of fixed maturity investments and 8.5% and 8.6% of total invested assets as of March 31, 2003 and December 31, 2002, respectively. This allocation reflects the Company strategy of avoiding the unpredictability of interest rate risk in favor of relying on the Company's bond analysts' ability to better predict credit or default risk. The bond analysts operate in an industry-based, team-oriented structure that permits the evaluation of a wide range of below investment grade offerings in a variety of industries resulting in a well-diversified high yield portfolio.

      Valuation techniques for the bond portfolio vary by security type and the availability of market data. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. External pricing services are used where available, broker dealer quotes are used for thinly traded securities, and a spread pricing matrix is used when price quotes are not available, which typically is the case for our private placement securities. The spread pricing matrix is based on credit quality, country of issue, market sector and average investment life and is created for these dimensions through brokers' estimates of public spreads derived from their respective publications. When utilizing the spread pricing matrix, securities are valued through a discounted cash flow method where each bond is assigned a spread, that is added to the current U.S. Treasury rates to discount the cash flows of the security. The spread assigned to each security is changed from month to

                       JOHN HANCOCK LIFE INSURANCE COMPANY


month based on changes in the market. Certain market events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation, and government actions among others. The resulting prices are then reviewed by the pricing analysts and members of the Controller's Department. The Company's pricing analysts take appropriate actions to reduce valuations of securities where such an event occurs which negatively impacts the securities' value. Although the Company believes its estimates reasonably reflect the fair value of those securities, the key assumptions about risk premiums, performance of underlying collateral (if any) and other factors involve significant assumptions and may not reflect those of an active market. To the extent that bonds have longer maturity dates, management's estimate of fair value may involve greater subjectivity since they involve judgment about events well into the future. Then, every quarter, there is a comprehensive review of all impaired securities and problem loans by a group consisting of the Chief Investment Officer and the Bond Investment Committee. The valuation of impaired bonds for which there is no quoted price is typically based on the present value of the future cash flows expected to be received. If the company is likely to continue operations, the estimate of future cash flows is typically based on the expected operating cash flows of the company that are available to make payments on the bonds. If the company is likely to liquidate, the estimate of future cash flows is based on an estimate of the liquidation value of its net assets.

      As of March 31, 2003 and December 31, 2002, 47.2% and 49.7% of our below investment grade bonds are in Category 3, the highest quality below investment grade. Category 6 bonds, those in or near default, represent securities that were originally acquired as long-term investments, but subsequently became distressed. The carrying value of bonds in or near default was $687.5 million and $620.0 million as of March 31, 2003 and December 31, 2002, respectively. As of March 31, 2003 and December 31, 2002, $6.3 million and $10.7 million, respectively of interest on bonds near default was included in accrued investment income. Unless the Company reasonably expects to collect investment income on bonds in or near default, the accrual will be ceased and any accrued income reversed. Management judgment is used and the actual results could be materially different.

      In keeping with the investment philosophy of tightly managing interest rate risk, the Company's MBS & ABS holdings are heavily concentrated in commercial MBS where the underlying loans are largely call protected, which means they are not pre-payable without penalty prior to maturity at the option of the issuer. By investing in MBS and ABS securities with relatively predictable repayments, the Company adds high quality, liquid assets to our portfolios without incurring the risk of cash flow variability. The Company believes the portion of its MBS/ABS portfolio subject to prepayment risk as of March 31, 2003 and December 31, 2002 was limited to approximately $1,066 million and $988 million, respectively, or 13.1% of our total MBS/ABS portfolio and 2.3% of our total fixed maturity securities holdings, at each period end.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


The following table shows the composition by our internal industry classification of the fixed maturity securities portfolio and the unrealized gains and losses contained therein.

             Fixed Maturity Securities -- By Industry Classification

                                                                  As of March 31, 2003
                                    ---------------------------------------------------------------------------------
                                                              Carrying
                                                               Value of                Carrying Value
                                                              Securities                of Securities
                                       Total         Net      with Gross     Gross       with Gross        Gross
                                      Carrying   Unrealized   Unrealized   Unrealized    Unrealized      Unrealized
                                       Value     Gain (Loss)     Gains       Gains         Losses          Losses
                                    ---------------------------------------------------------------------------------
                                                                      (in millions)
Corporate securities:
     Banking and finance..........   $ 5,750.9     $  252.8     $ 4,762.9    $  303.1    $   988.0        $   (50.3)
     Communications...............     2,676.4        157.9       2,481.4       195.4        195.0            (37.5)
     Government...................     2,535.4        125.1       1,465.2       145.8      1,070.2            (20.7)
     Manufacturing................     7,256.7        264.5       5,749.0       393.3      1,507.7           (128.8)
     Oil & gas....................     4,511.0        165.5       3,780.2       295.8        730.8           (130.3)
     Services/trade...............     2,544.5        124.9       2,160.0       157.0        384.5            (32.1)
     Transportation...............     2,779.6         30.0       1,941.0       175.1        838.6           (145.1)
     Utilities....................     8,552.9         69.2       5,867.7       410.1      2,685.2           (340.9)
     Other........................         0.1           --            --          --          0.1               --
                                    ---------------------------------------------------------------------------------
   Total Corporate Securities.....    36,607.5      1,189.9      28,207.4     2,075.6      8,400.1           (885.7)

Asset-backed and mortgage-
    backed securities.............     8,124.2        195.8       6,433.4       447.5      1,690.8           (251.7)
U.S. Treasury securities and
    obligations of U.S.
    government agencies...........       211.5          7.8         211.0         7.8          0.5               --
Debt securities issued by
    foreign Governments ..........       330.2         35.8         311.8        40.0         18.4             (4.2)
Obligations of states and
    political Subdivisions........       844.1         24.7         753.9        25.9         90.2             (1.2)
                                    ---------------------------------------------------------------------------------
      Total.......................   $46,117.5     $1,454.0     $35,917.5    $2,596.8    $10,200.0        $(1,142.8)
                                    =================================================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY


             Fixed Maturity Securities -- By Industry Classification

                                                                 As of December 31, 2002
                                    ---------------------------------------------------------------------------------
                                                              Carrying
                                                               Value of                Carrying Value
                                                              Securities                of Securities
                                       Total         Net      with Gross     Gross       with Gross        Gross
                                      Carrying   Unrealized   Unrealized   Unrealized    Unrealized      Unrealized
                                       Value     Gain (Loss)     Gains       Gains         Losses          Losses
                                    ---------------------------------------------------------------------------------
                                                                      (in millions)
Corporate securities:
     Banking and finance..........   $ 5,469.0      $ 213.2     $ 4,361.7   $   264.0    $ 1,107.3        $   (50.8)
     Communications...............     2,204.5         86.4       1,815.8       137.6        388.7            (51.2)
     Government...................     2,570.5        120.7       1,805.1       139.7        765.4            (19.0)
     Manufacturing................     7,211.3        202.4       5,502.8       384.6      1,708.5           (182.2)
     Oil & gas....................     4,318.1         85.0       3,305.7       274.4      1,012.4           (189.4)
     Services/trade...............     2,422.5        118.9       2,088.6       135.4        333.9            (16.5)
     Transportation...............     2,740.5         28.9       2,044.4       158.2        696.1           (129.3)
     Utilities....................     8,482.3       (168.3)      5,426.7       354.0      3,055.6           (522.3)
     Other........................         0.1           --            --          --          0.1               --
                                    ---------------------------------------------------------------------------------
   Total Corporate Securities.....    35,418.8        687.2      26,350.8     1,847.9      9,068.0         (1,160.7)

Asset-backed and mortgage-
    backed securities.............     7,523.1        138.0       5,858.9       414.0      1,664.2           (276.0)
U.S. Treasury securities and
    obligations of U.S.
    government agencies...........       184.4          8.7         183.3         8.7          1.1             (0.0)
Debt securities issued by
    foreign Governments ..........       325.0         33.5         316.9        36.0          8.1             (2.5)
Obligations of states and
    political Subdivisions........       322.0         22.6         318.7        22.6          3.3             (0.0)
                                    ---------------------------------------------------------------------------------
      Total.......................   $43,773.3      $ 890.0     $33,028.6   $ 2,329.2    $10,744.7        $(1,439.2)
                                    =================================================================================

      As of March 31, 2003 and December 31, 2002, there are gross unrealized gains of $2,596.8 million and $2,329.2 million, and gross unrealized losses of $1,142.8 million and $1,439.2 million on the fixed maturities portfolio. As of March 31, 2003 gross unrealized losses of $1,142.8 million include $996.8 million, or 87.2%, of gross unrealized losses concentrated in the utilities, manufacturing, oil and gas, transportation, and asset-backed and mortgage-backed securities. The tables above show gross unrealized losses before amounts that are allocated to the closed block policyholders or participating pension contractholders. Of the $1,142.8 million of gross unrealized losses in the portfolio at March 31, 2003, $141.2 is in the closed block and $51.3 million has been allocated to participating pension contractholders, leaving $950.3 of gross unrealized losses after such allocations. The 2002 gross unrealized losses of $1,439.2 million include $1,299.2 million, or 90.3%, of gross unrealized losses concentrated in the utilities, manufacturing, oil and gas, transportation, and asset-backed and mortgage-backed securities. Only the utilities sector has net unrealized losses. The tables above show gross unrealized losses before amounts that are allocated to the closed block policyholders or participating pension contractholders. Of the $1,439.2 million of gross unrealized losses in the portfolio at December 31, 2002, $191.0 is in the closed block and $62.6 million has been allocated to participating pension contractholders, leaving $1,185.6 of gross unrealized losses after such allocations.

      Manufacturing: Manufacturing is a large, diverse sector encompassing cyclical industries. Low commodity prices continue to pressure the subsectors of mining, chemicals, metals, and forest products. When the economy recovers, these cyclical subsectors should recover and the bonds of companies in these subsectors should recover as well. We have financed these subsectors though several economic cycles and will typically hold our investments until they recover in value or mature. Our portfolio also benefits from our underwriting process where we stress test each company's financial performance through a recession scenario.

      Oil & Gas: In the Oil & Gas industry much of our unrealized loss arises from companies in emerging markets, primarily

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Latin America and particularly in Venezuela. Our philosophy in emerging markets is to generally lend to those companies with dollar based export products such as oil companies. Emerging markets continue to experience significant stress and bond prices across most emerging market countries are down. However, our oil & gas investments are faring well as these companies have dollar based revenues to pay their debts and have continued to do so. In many cases, deals are structured so that all export revenues first pass through an offshore trust and our debt service is then paid before any dollars are released back to the company. This type of transaction is known as an export receivables deal. All of our Venezuelan transactions are structured in this manner. The strike in Venezuela raised the risk profile of our oil transactions in this country, because the investments we have in Venezuela require oil production in order for these deals to produce payments. The gross unrealized loss on our Venezuelan oil and gas holdings was $103.8 million and $105.5 million as of March 31, 2003 and December 31, 2002, respectively. The structure of the Venezuelan investment deals contemplate temporary disruptions in the oil flow and hence have six month debt service reserves to handle the interruption. Furthermore, the debt service coverages, at full production, are very high so debt service can typically be paid at levels well below full production. In the first quarter, oil production did increase in Venezuela to the point where all our oil deals in that country now have adequate debt service coverage. We believe these debt services reserves will see us through the current turmoil in Venezuela and expect our Venezuelan oil and gas based investments deals to recover.

      Transportation: The Transportation sector consists largely of air, rail, and automotive manufacturers and service companies. All of these subsectors are experiencing cyclical downturns, particularly the airline industry, having been hit both by the recession and the fallout from September 11, 2001. While most airlines are losing money, we lend to this industry almost exclusively on a secured basis (approximately 99% of our loans are secured). These secured airline financings are of two types: Equipment Trust Certificates (ETC's) and Enhanced Equipment Trust Certificates (EETC's). The ETC's initially have an 80% loan-to-value ratio and the EETC senior tranches initially have a 40-50% loan-to-value and include a provision for a third party to pay interest for eighteen months from a default. For us to lose money on an ETC, three things must happen: the airline must default, the airline must decide it does not want to fly our aircraft, and the aircraft must be worth less than our loan. When lending to this industry, we underwrite both the airline and the aircraft. We've been lending to this industry in this fashion for 25 years through several economic cycles and have seen values on our secured airline bonds fall and recover thorough these cycles. EETC's are classified as asset-backed securities and they account for $187.9 million and $180.1 million of the $251.7 million and $276.0 million of gross unrealized loss in the asset-backed and mortgage-backed securities category as of March 31, 2003 and December 31, 2002, respectively. In the first quarter, the war with Iraq and the emergence of SARS further stressed the airline industry. We do still expect, however, that the senior secured nature of our loans to this industry will enable our holdings to recover as the industry gets past these issues.

      Utilities: The Utility sector has faced a number of challenges over the past few years including the California Power Crisis, the Enron bankruptcy and the recession which slowed the growth in demand. More recently, there have been issues around energy trading activities and the financial liquidity of some large merchant industry players. These events caused a general widening in utility and project finance bond spreads over the course of the year. We expect continued stress in this sector as owners of merchant plants work through their liquidity issues with the banks. Investors are likely to see continued restructurings and/or bankruptcy filings from those companies unable to reach agreement with the banks. Longer term we believe the reduction in power supply from reduced capital expenditures and the shutting of inefficient plants will support a gradual rise in power prices that will help this sector recover. Thus far this year, there are a number of positive signs in this sector as power prices have increased and, most importantly, banks are more willing to refinance their maturing lines, albeit often on a secured basis. As a result, prices in power sector bonds have improved significantly, as shown by the reduction in gross unrealized loss on our utility sector bonds from $522.3 million as of December 31, 2002 to $340.9 million on March 31, 2003.

      Asset-backed and mortgage-backed securities: As described above, as of March 31, 2003 and December 31, 2002, the main driver of the unrealized loss in this category is $187.9 million and $180.1 million of gross unrealized loss on EETC's with a GAAP book value of $728.3 million and $745.8 million, respectively. This $187.9 million and $180.1 million of gross unrealized loss represents 75% and 65% of the total gross unrealized loss in this category. EETC's are financings secured by a pool of aircraft. The vast majority of our EETC holdings ($721.5 million and $713.1 million of the $728.3 million and $745.8 million) are the most senior tranches in the EETC structure. The most senior tranches are generally structured to have an initial loan-to-value of 40-50%. Given the drop in airline passenger traffic and the financial difficulties of most of the major carriers, aircraft values have dropped significantly and hence EETC's have declined in price. We still expect, however, that most of the senior tranche EETC have enough subordination and asset coverage to ensure full and timely repayment. The major risk to this portfolio is a further decline in passenger traffic due to an extended war or increased terrorist activity, further depressing aircraft values. Thus far, we have never lost money on a senior tranche EETC even though some of aircraft backing our transactions have been leased to airlines that have gone out of business. As airlines emerge from bankruptcy and it becomes clear that most senior tranche EETC's have ample asset coverage, we expect these bonds' prices will recover.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


      The following table shows the composition by credit quality of the securities with gross unrealized losses in our fixed maturity securities portfolio.

          Unrealized Losses on Fixed Maturity Securities -- By Quality

                                                             As of March 31, 2003
                                        --------------------------------------------------------------
                                         Carrying Value of
                                          Securities with
   SVO           S&P Equivalent          Gross Unrealized      % of    Gross Unrealized
Rating (1)      Designation (2)             Losses (3)        Total       Losses (3)      % of Total
------------------------------------------------------------------------------------------------------
                                           (in millions)                (in millions)
    1        AAA/AA/A.................        $ 3,654.1        36.5%    $  (129.9)          11.5%
    2        BBB......................          3,001.9        30.0        (230.7)          20.4
    3        BB.......................          1,625.3        16.3        (331.3)          29.3
    4        B........................          1,014.4        10.1        (272.3)          24.0
    5        CCC and lower............            365.8         3.7        (119.0)          10.5
    6        In or near default.......            338.9         3.4         (49.2)           4.3
                                        --------------------------------------------------------------
             Total....................         10,000.4       100.0%     (1,132.4)         100.0%

             Redeemable Preferred ....            199.6                     (10.4)
                                        --------------------------------------------------------------
             Total....................        $10,200.0                 $(1,142.8)
                                        ==============================================================

(1) With respect to securities that are awaiting rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Includes 49 securities with gross unrealized losses are awaiting an SVO rating with a carrying value of $1,498.5 million and unrealized losses of $46.1 million. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date. Unrated securities comprised 14.7% and 4.0% of the total carrying value and total gross unrealized losses of securities in a loss position, including redeemable preferred stock, respectively.

          Unrealized Losses on Fixed Maturity Securities -- By Quality

                                                             As of December 31, 2002
                                          ---------------------------------------------------------------
                                           Carrying Value of
                                            Securities with
   SVO             S&P Equivalent          Gross Unrealized      % of    Gross Unrealized
Rating (1)        Designation (2)             Losses (3)        Total       Losses (3)      % of Total
--------------------------------------------------------------------------------------------------------
                                             (in millions)                (in millions)
    1          AAA/AA/A.................         $ 3,134.5        29.9%    $  (148.2)          10.4%
    2          BBB......................           4,109.8        39.2        (376.7)          26.4
    3          BB.......................           1,622.1        15.5        (410.3)          28.7
    4          B........................             708.5         6.8        (218.4)          15.3
    5          CCC and lower............             541.2         5.2        (193.6)          13.6
    6          In or near default.......             362.4         3.4         (80.5)           5.6
                                          ---------------------------------------------------------------
               Total....................          10,478.5       100.0%     (1,427.7)         100.0%

               Redeemable Preferred.....             266.2                     (11.5)
                                          ---------------------------------------------------------------
               Total....................         $10,744.7                 $(1,439.2)
                                          ===============================================================

(1) With respect to securities that are awaiting rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Includes 59 securities with gross unrealized losses are awaiting an SVO rating with a carrying value of $1,658.1 million and unrealized losses of $62.7 million. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date. Unrated securities comprised 15.4% and 4.4% of the total carrying value and total gross unrealized losses of securities in a loss position, including redeemable preferred stock, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


 Unrealized Losses on Fixed Maturity Securities -- By Investment Grade and Age

                                                                            As of March 31, 2003
                                             -----------------------------------------------------------------------------------
                                                       Investment Grade                       Below Investment Grade
                                             ----------------------------------------  -----------------------------------------
                                             Carrying Value                             Carrying Value
                                                  of                                         of
                                              Securities                                 Securities
                                              with Gross                                 with Gross
                                              Unrealized     Hedging        Market        Unrealized     Hedging       Market
                                                Losses     Adjustments   Depreciation       Losses     Adjustments  Depreciation
-------------------------------------------------------------------------------------  -----------------------------------------
                                                           (in millions)                             (in millions)
Three months or less ......................    $ 1,977.0   $   (18.1)    $   (37.9)      $   325.1    $   (6.2)     $   (25.1)
 Greater than three months to six months...      1,116.9       (13.8)        (22.5)          278.3        (3.5)         (31.1)
 Greater than six months to nine months....        538.3       (23.0)        (34.5)          206.5        (4.3)         (53.0)
 Greater than nine months to twelve
 months ...................................        724.2       (42.6)         (1.5)          369.4       (19.0)         (27.1)
 Greater than twelve months ...............      2,299.6       (85.8)        (80.9)        2,165.1       (84.6)        (517.9)
                                             ----------------------------------------  -----------------------------------------
     Total ................................      6,656.0      (183.3)       (177.3)        3,344.4      (117.6)        (654.2)
                                             ----------------------------------------  -----------------------------------------

Redeemable Preferred Stock ................        197.0          --         (10.4)            2.6          --             --
                                             ----------------------------------------  -----------------------------------------
     Total ................................    $ 6,853.0   $  (183.3)    $  (187.7)      $ 3,347.0    $ (117.6)     $  (654.2)
                                             ========================================  =========================================

  Unrealized Losses on Fixed Maturity Securities -- By Investment Grade and Age

                                                                          As of December 31, 2002
                                             -----------------------------------------------------------------------------------
                                                       Investment Grade                       Below Investment Grade
                                             ----------------------------------------  -----------------------------------------
                                             Carrying Value                             Carrying Value
                                                  of                                         of
                                              Securities                                 Securities
                                              with Gross                                 with Gross
                                              Unrealized     Hedging        Market        Unrealized     Hedging       Market
                                                Losses     Adjustments   Depreciation       Losses     Adjustments  Depreciation
-------------------------------------------------------------------------------------  -----------------------------------------
                                                           (in millions)                             (in millions)
Three months or less ......................  $ 2,159.6   $   (19.3)      $   (46.9)      $   272.5   $    (2.2)    $  (12.9)
 Greater than three months to six months...      868.6       (15.7)          (31.6)          398.2        (6.9)      (110.3)
 Greater than six months to nine months....      914.3       (36.3)          (23.9)          561.3       (14.3)       (77.8)
 Greater than nine months to twelve
 months ...................................      293.3        (9.7)          (23.6)          388.9        (4.7)       (59.6)
 Greater than twelve months ...............    3,008.5       (69.8)         (248.1)        1,613.3       (75.3)      (538.8)
                                             ----------------------------------------  -----------------------------------------
     Total ................................    7,244.3      (150.8)         (374.1)        3,234.2      (103.4)      (799.4)
                                             ----------------------------------------  -----------------------------------------

Redeemable Preferred Stock ................      266.2          --           (11.5)             --          --           --
                                             ----------------------------------------  -----------------------------------------
     Total ................................  $ 7,510.5   $  (150.8)      $  (385.6)      $ 3,234.2   $  (103.4)    $ (799.4)
                                             ========================================  =========================================

      The tables above shows the Company's investment grade and below investment grade securities that were in a loss position at March 31, 2003 and December 31, 2002 by the amount of time the security has been in a loss position. Gross unrealized losses from hedging adjustments represent the amount of the unrealized loss that results from the security being designated as a hedged item in a fair value hedge. When a security is so designated, its cost basis is adjusted in response to movements in interest rates. These adjustments, which are non-cash and reverse over time as the asset and derivative mature, impact the amount of unrealized loss on a security. The remaining portion of the gross unrealized loss represents the impact of interest rates on the non-hedged portion of the portfolio and unrealized losses due to creditworthiness on the total fixed maturity portfolio.

      As of March 31, 2003 and December 31, 2002, respectively, the fixed maturity securities had a total gross unrealized loss of $841.9 million and $1,185.0 million, excluding basis adjustments related to hedging relationships. Of these totals, $627.4 million and $870.1 million respectively are due to securities that have had various amounts of unrealized loss for more than nine months. Of this, $82.4 million and $271.7 million, respectively comes from securities rated investment grade. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in credit spreads since the securities were acquired. Credit rating agencies statistics indicate that investment grade securities have been found to be less likely to develop credit concerns.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


      As of March 31, 2003 and December 31, 2002, $545.0 million and $598.4 million, respectively, of the $841.9 million and $1,185.0 million resides in below investment grade securities with various amounts of unrealized loss for over nine months. At March 31, 2003, all of these securities are current as to the payments of principal and interest with the exception of 4 securities with a carrying value of $33.5 million and an unrealized loss of $17.8 million. Of the total $545.0 million, $102.1 million traded above 80% of amortized cost at March 31, 2003 and an additional $278.2 million traded above 80% of amortized cost within the last nine months, for a total of $380.3 million. Of the total $380.3 million in this category, utility related bonds make up $132.5 million. As described earlier, the utility sector suffered from oversupply and slower than expected demand last year. This led to many credit quality downgrades in the sector and corresponding price declines. We have seen evidence of improvement in the utility sector recently as companies have curtailed expansion plans and sold assets to conserve cash flow and strengthen their balance sheets. On the other hand, $160.0 million of this $380.3 million total comes from airline related bonds and this sector has continued to deteriorate thus far in 2003. While, as described earlier, we expect the secured nature of our positions to protect our value, the increased stress in this industry is of concern.

      As of March 31, 2003, the remaining portion of the unrealized loss, $164.7 million, arises from below investment grade securities that have traded below 80 percent of amortized cost for over nine months. All of these bonds are current on payments of principal and interest and we believe, based on currently available information that it is probable that these securities will continue to pay based on their original terms. We carefully track these investments to ensure our continued belief that their prices will recover. More detail on the most significant securities is contained below:

o Four securities that have contracts with PDVSA, the Venezuelan national oil company accounted for $63.6 million. The increasing turbulence in Venezuela combined with a national strike that shut down oil production at the end of the year heightened credit concerns on these securities and caused their prices to decline. Since the end of the year, Venezuelan oil production has started up again, albeit at lower levels, but at sufficient levels to pay our debt service. The production levels have slowly increased and are expected to continue due to the importance of the oil sales to the Venezuelan economy. As this happens, we expect these prices to recover. $27.0 million relates to a holding that has an additional credit issue beyond its contracts with PDVSA. It is a fertilizer plant that has experienced operating problems. Its equity sponsors, however, have supported the project with additional contributions of equity and based on our review of this credit we expect their continued support. While there is risk the equity sponsors could drop their support, their past actions, strong capital positions, their large investment and the low cost nature of this project due to its inexpensive gas supply give us comfort in their continued support. $9.3 million is a loan to a refinery that purchases its crude supply from PDVSA. The refinery sells its output to a major US oil company. Those proceeds flow through an offshore trust, with our debt service paid first and the balance remitted to Venezuela. This financing has a six month debt service reserve and only requires production at about 60% of pre-strike levels for adequate debt service coverage. The production at this refinery is currently back to 100%. The final $27.3 million of loss is on two securities backed by the forward sale of oil from PDVSA to U.S. refiners. At current production levels, out debt service is covered over 5 times.

o Two structured transactions based in Argentina account for $32.9 million. While the Argentine crisis has depressed the pricing level on these bonds, their payment flows continue as the flows are based on dollar priced commodities. Companies or structures with dollar based products should continue to generate sufficient revenues to service their debts, unlike companies with peso denominated revenues that have seen their revenues decline precipitously in dollar terms due to the depreciation of the peso.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY


      o $4.3 million arises from a structured receivables transaction based on the export of soybeans from a major soybean producer in Argentina. The international buyers of the soybeans make payment to an offshore trust with our debt service paid before any dollars flow back to the Argentine company. We expect this structure to continue to protect our debt service payments.

o $9.3 million on a producer of manufactured homes. Overcapacity has hurt this industry and much of the production and retailing capacity has been removed over the past several years. This company is a leader in this industry and thus has been able to weather the downturn. As the industry recovers due to the reduction of capacity, so should the value of these bonds.

o $11.7 million on a large copper producer based in Mexico. This company has suffered from the cyclical downturn in copper prices over the past two years and insufficient capital expenditures to keep its costs competitive. The company's owners have addressed the latter issue by recently injecting fresh capital into the company to improve the efficiency of its operations. The expected improvement in copper prices due to the improving US economy should also help the company and hence the bond price.

o $2.5 million on a producer of coke, an input to the steel making process. This company produces coke almost exclusively for one plant of a steel company that filed for bankruptcy in 2002 and the resulting uncertainty drove down the bond's price. The plant this company supplies, however, is a top quartile producer and hence has continued to operate. Therefore our borrower has continued to be paid. Based on its contract with this low cost steel plant, we expect our borrower to continue to perform and our bonds to recover as the owner of the plant restructures its debts and emerges from bankruptcy.

o $15.3 million on two secured airline bonds. The larger portion, $12.4 million arises from a senior tranche EETC of an airline currently in bankruptcy. The EETC is current, however, as is has an 18 month liquidity facility with which to make interest payments. In addition, the total loan balance of the senior tranche is still less than 80% of the current appraised value of the underlying aircraft. Hence we expect the market price of this bond to recover. The remaining $2.9 million loss is on a subordinated tranche of a EETC for a major US airline not in bankruptcy. We do not expect this airline to file for bankruptcy and hence expect the bond to recover.

o $16.3 million on two energy companies with significant exposure to merchant pricing. The energy environment, as noted previously, has improved thus far this year with higher prices for power, reductions in leverage, and banks providing loans on a secured basis. We expect both of these companies to benefit from these trends and as they demonstrate an ability to refinance their maturing bank lines this year, we expect their bond prices to recover.

o $9.9 million on two senior bonds of a major telecommunications company. A major portion of the value of this company is derived from its local exchange business. The company has taken steps to deleverage and is expected to be in a positive cash flow position this year. As the company continues to reduce leverage through cost cutting and asset dispositions, we expect these securities to continue to recover in value.

o $2.0 million on an oil & gas pipeline owner and operator and energy trader. This company suffers from the energy-trading business fallout and the write-off of its telecommunications investments. Last year, however, it reduced a significant amount of debt through asset sales. It has a significant amount of debt maturing over the next several years, but also has adequate liquidity to meet these payments. We expect its bond prices to improve as it demonstrates this ability.

      The Company's investment grade and below investment grade bonds trading at less than 80% of amortized cost for more than one year amounted to $125.0 million in March 31, 2003 down $28.7 million or 18.7% from December 31, 2002. Three quarters of that amount is associated with U.S. dollar denominated structured receivables in Venezuela and Argentina.

      The Company believes, however, that after its comprehensive review of each borrower's ability to meet the obligations of the notes, and based on information available at this time, these securities will continue to pay as scheduled, and the Company has the ability and the intent to hold these securities until they recover in value or mature. The scheduled maturity dates for securities in an unrealized loss position at March 31, 2003 and December 31, 2002 is shown below.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


          Unrealized Losses on Fixed Maturity Securities -- By Maturity

                                                     March 31, 2003             December 31, 2002
                                               ------------------------    ------------------------
                                                  Carrying                    Carrying
                                                  Value of                    Value of
                                                 Securities                  Securities
                                                 with Gross    Gross         with Gross    Gross
                                                 Unrealized  Unrealized      Unrealized  Unrealized
                                                    Loss        Loss            Loss        Loss
                                               ------------------------    ------------------------
                                                     (in millions)                (in millions)

Due in one year or less .................      $    506.6    $    (27.1)   $    554.9    $    (35.5)
Due after one year through five years....         1,875.2        (193.4)      2,473.7        (268.4)
Due after five years through ten years...         2,220.8        (316.9)      2,478.4        (418.6)
Due after ten years .....................         3,906.6        (353.7)      3,573.5        (440.7)
                                               ------------------------    ------------------------
                                                  8,509.2        (891.1)      9,080.5      (1,163.2)

Asset-backed and mortgage-backed
  Securities ............................         1,690.8        (251.7)      1,664.2        (276.0)
                                               ------------------------    ------------------------

Total ...................................      $ 10,200.0    $ (1,142.8)   $ 10,744.7    $ (1,439.2)
                                               ========================    ========================

                       JOHN HANCOCK LIFE INSURANCE COMPANY


As of March 31, 2003 we had 122 securities representing 30 credit exposures that had an unrealized loss of $10 million or more. They include:

Description of Issuer                                                                   Amortized Cost   Unrealized Loss
                                                                                                 (in millions)

Venezuelan oil company with US dollar based flows...................................       $  157.2          $ (42.0)
Secured financings to large US airline..............................................          121.3            (37.2)
Argentinean trust holding rights to oil and gas royalty.............................           44.0            (28.6)
Joint venture with a Venezuelan oil company.........................................           41.3            (27.5)
Large US based merchant energy generator............................................           98.5            (27.1)
Notes secured by leases on a pool of aircraft.......................................           53.5            (26.9)
Major US airline....................................................................          124.5            (26.0)
Secured financings to large US airline..............................................           71.8            (26.0)
US natural gas fired power generator................................................           83.2            (25.3)
Major US airline....................................................................           84.1            (24.3)
Notes secured by leases on a pool of aircraft.......................................           76.8            (23.4)
Notes secured by leases on a pool of aircraft.......................................           35.2            (23.2)
Gas fired electric generation.......................................................           72.2            (20.2)
US power generator with multiple plants.............................................          108.0            (19.8)
Joint venture with a large Venezuelan oil company and a large US oil companies......           61.9            (18.6)
Major US airline....................................................................          118.9            (17.9)
Lease financing with US fossil fuel power generator.................................           84.6            (17.9)
Secured financings with a large US airline..........................................          197.3            (17.8)
US merchant energy generator........................................................           72.0            (17.1)
Major US Airline....................................................................           59.5            (16.8)
Major US auto manufacturer..........................................................          195.4            (16.2)
Joint venture with a large Venezuelan oil company and two large US oil companies....           56.7            (15.7)
Private toll road and bridge operator in US.........................................           43.1            (14.6)
Notes secured by leases on a pool of aircraft.......................................           45.1            (12.8)
Major independent power and merchant energy generator...............................           30.4            (12.2)
Large Mexican copper producer.......................................................           36.5            (12.2)
US integrated producer of petrochemicals and related products.......................           65.9            (11.1)
International food retailer.........................................................           28.0            (10.9)
Holding company of large US integrated power generator..............................           47.5            (10.4)
Finance subsidiary of US paper/wood products manufacturer ..........................          207.0            (10.4)
                                                                                        ---------------------------------
     Total..........................................................................       $2,521.4          $(610.1)

      A major driver in the valuation of the fixed income portfolio at March 31, 2003 and December 31, 2002 is the recent reduction in traded or quoted bond prices across most industries, especially in the below investment grade categories where, in the current environment, bond market investors are very risk averse and have severely penalized issues where there is any uncertainty. This effect was most pronounced in the reduction in the traded or quoted prices of the bonds of many energy companies with merchant exposure. In the third and fourth quarters of last year, the rating agencies downgraded a number of companies that have exposure to the merchant energy sector. These downgrades in turn created liquidity issues for a few companies and uncertainty at many others. This market sentiment, which we believe to be temporary, has led to significant reductions in the prices of virtually every energy company that has any merchant exposure, including some in our portfolio and 8 on the list above. We believe many of these issuers are taking the right steps to strengthen their balance sheets through a combination of actions such as reducing capital expenditures, scaling back trading operations, reducing dividends, and issuing equity. Thus far this year, prices in power sector bonds have improved significantly, as shown by the reduction in the gross unrealized loss on our utility bonds from $522.3 million as of December 31, 2002 to $340.9 million as of March 31, 2003. Airlines are another sector under pressure and they represent 11 names on this list. Unlike the power sector, the airline sector continues to struggle as it deals with the continued drop in traffic due to the war in Iraq and SARS. We continue to believe, however, that the secured nature of our investments will enable them to recover as the industry recovers. All of the above securities have undergone thorough analysis by our investment professionals, and at this time we believe that the

                       JOHN HANCOCK LIFE INSURANCE COMPANY


borrowers have the financial capacity to make all required contractual payments on the notes when due, and we intend to hold these securities until they either mature or recover in value.

      Mortgage Loans. As of March 31, 2003 and December 31, 2002, the Company held mortgage loans with a carrying value of $10.4 billion and $10.3 billion, including $2.8 billion and $2.6 billion respectively, of agricultural loans at each period end and $7.6 billion and $7.7 billion, respectively, of commercial loans. Impaired loans comprised of 1.2% and 0.4% of the mortgage portfolio as of March 31, 2003 and December 31, 2002, respectively. The Company's average historical impaired loan percentage during the period of 1997 through 2002 is 1.5%. This historical percentage is higher than the current 1.2% because the historical percentage includes some remaining problem assets of the 1990's real estate downturn, some of which are still held.

      The following table shows the Company's agricultural mortgage loan portfolio by its three major sectors: agri-business, timber and production agriculture.

                                        As of March 31, 2003                     As of December 31, 2002
                             ----------------------------------------    ---------------------------------------
                              Amortized     Carrying     % of Total       Amortized    Carrying     % of Total
                                 Cost         Value    Carrying Value        Cost        Value    Carrying Value
                             ----------------------------------------    ---------------------------------------
                                   (in millions)                              (in millions)
Agri-business ...........    $ 1,676.0     $ 1,668.5        60.3%         $ 1,526.8     $ 1,520.8        57.7%
Timber ..................      1,094.9       1,076.2        38.9            1,090.4       1,086.7        41.3
Production agriculture...         23.7          23.7         0.8               25.3          25.1         1.0
                             ----------------------------------------    ---------------------------------------
    Total ...............    $ 2,794.6     $ 2,768.4       100.0%         $ 2,642.5     $ 2,632.6       100.0%
                             ========================================    =======================================

      The following table shows the distribution of our mortgage loan portfolio by property type as of the dates indicated. Our commercial mortgage loan portfolio consists primarily of non-recourse fixed-rate mortgages on fully, or nearly fully, leased commercial properties.

                       Mortgage Loans -- By Property Type

                                          As of March 31, 2003          As of December 31, 2002
                                      -----------------------------------------------------------
                                        Carrying          % of          Carrying          % of
                                          Value           Total           Value           Total
                                      -----------------------------------------------------------
                                      (in millions)                  (in millions)
Apartment..........................      $ 1,344.7         12.9%         $ 1,408.4         13.7%
Office Buildings...................        2,766.5         26.6            2,779.9         27.0
Retail.............................        1,823.6         17.5            1,779.3         17.3
Agricultural.......................        2,768.4         26.6            2,632.6         25.6
Industrial.........................          910.9          8.7              916.5          8.9
Hotels.............................          444.9          4.3              447.3          4.3
Multi-Family.......................            1.3           --                1.4           --
Mixed Use..........................          183.5          1.8              155.2          1.5
Other..............................          172.3          1.6              175.9          1.7
                                      -----------------------------------------------------------
     Total.........................      $10,416.1        100.0%         $10,296.5        100.0%
                                      ===========================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY


     The following table shows the distribution of our mortgage loan portfolio by geographical region, as defined by the American Council of Life Insurers
(ACLI).

                        Mortgage Loans -- By ACLI Region

                           -----------------------------------------------------------------------
                                     As of March 31, 2003                As of December 31, 2002
                           -----------------------------------------------------------------------
                             Number      Carrying          % of          Carrying         % of
                            Of Loans       Value          Total           Value           Total
                           -----------------------------------------------------------------------
                                       (in millions)                  (in millions)
East North Central.......      176        1,091.4           10.5%       $ 1,102.0           10.7%
East South Central.......       66          431.9            4.1            430.5            4.2
Middle Atlantic..........      140        1,426.6           13.7          1,447.4           14.1
Mountain.................      108          480.9            4.6            488.5            4.7
New England..............      117          789.5            7.6            794.7            7.7
Pacific..................      352        2,177.3           20.9          2,134.5           20.7
South Atlantic...........      272        2,369.9           22.8          2,229.5           21.7
West North Central.......       87          446.8            4.3            450.5            4.4
West South Central.......      163          926.9            8.9            952.2            9.2
Canada...................       11          274.9            2.6            266.7            2.6
                           -----------------------------------------------------------------------
     Total...............    1,492      $10,416.1          100.0%       $10,296.5          100.0%
                           =======================================================================

      The following table shows the carrying values of our mortgage loan portfolio that are delinquent but not in foreclosure, delinquent and in foreclosure, restructured and foreclosed. The table also shows the respective ratios of these items to the total carrying value of our mortgage loan portfolio. Mortgage loans are classified as delinquent when they are 60 days or more past due as to the payment of interest or principal. Mortgage loans are classified as restructured when they are in good standing, but the basic terms, such as interest rate or maturity date, have been modified as a result of a prior actual delinquency or an imminent delinquency. All foreclosure decisions are based on a thorough assessment of the property's quality and location and market conditions. The decision may also reflect a plan to invest additional capital in a property to make tenant improvements or renovations to secure a higher resale value at a later date. Following foreclosure, we rely on our real estate investment group's ability to manage foreclosed real estate for eventual return to investment real estate status or outright sale.

                            Mortgage Loan Comparisons

                                                      As of March 31,                    As of December 31,
                                                           2003                                 2002
                                            ---------------------------------    ---------------------------------
                                              Carrying       % of Total            Carrying       % of Total
                                               Value      Mortgage Loans (1)        Value      Mortgage Loans (1)
                                            ---------------------------------    ---------------------------------
                                            (in millions)                        (in millions)
Delinquent, not in foreclosure...........     $  0.2            --                 $  6.1           0.1%
Delinquent, in foreclosure...............       37.1           0.4%                  44.4           0.4
Restructured.............................       63.1           0.6                   54.8           0.5
Loans foreclosed during period...........         --            --                   25.8           0.3
Loans with valuation allowance...........       83.6           0.8                    5.5           0.1
                                            ----------------------------------------------------------------------

   Total.................................      184.0           1.8                  136.6           1.4
                                            ----------------------------------------------------------------------

Valuation allowance.....................      $ 68.3           0.7%                $ 61.7           0.6%
                                             =====================================================================

(1) As of March 31, 2003 and December 31, 2002 the Company held mortgage loans with a carrying value of $10.4 billion and $10.3 billion, respectively.

      The allowance for losses on mortgage loans on real estate and real estate to be disposed of is maintained at a level that is adequate enough to absorb estimated probable credit losses. Management's periodic evaluation of the adequacy of the allowance for losses is based on past experience, known and inherent risks, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of the underlying security, the general composition of the portfolio, current economic conditions and other factors. This evaluation is inherently subjective and is susceptible to significant changes and no assurance can be given that the allowances taken will in fact be adequate to cover

                       JOHN HANCOCK LIFE INSURANCE COMPANY


all losses or that additional valuation allowances or asset write-downs will not be required in the future. The portion of the investment valuation allowances for the mortgage loan portfolio was $68.3 million, or 0.7% of the carrying value before reserves as of March 31, 2003.

Investment Results

Net Investment Income. The following table summarizes the Company's investment results for the periods indicated:

                                                      As of March 31,          As of March 31,
                                                           2003                      2002
                                                     Yield       Amount       Yield        Amount
                                                 --------------------------------------------------
                                                            (in millions)             (in millions)
General account assets-excluding policy loans
   Gross income................................      6.33%    $    954.4       7.08%    $    914.3
   Ending invested assets (1)-excluding
     policy loans..............................                 62,047.2                  51,973.0
Policy loans
   Gross income................................      6.13%          30.9       5.99%          28.9
   Ending assets...............................                  2,018.7                   1,928.7
   Total gross income..........................      6.32%         985.3       7.04%         943.2
   Less: investment expenses...................                    (52.2)                    (55.5)
                                                              -----------               -----------
     Net investment income.....................      5.99%    $    933.1       6.62%    $    887.7
                                                              ===========               ===========

(1) Cash and cash equivalents are included in invested assets in the table above for the purposes of calculating yields on income producing assets for the Company.

      Net investment income increased $45.4 million from the prior year. The increase was primarily the result of asset growth and lower investment expenses which were partially offset by the acquisition of lower yielding assets. Overall, the 2002 yield, net of investment expenses, on the general account portfolio decreased to 5.99% from 6.62% in the prior year. The lower portfolio yield was driven primarily by lower yields on investment acquisitions. The continued drop in short-term interest rates during the year which affects the floating rate assets, also contributed to the declining yield. The change in yields was impacted by the following drivers:

o As of March 31, 2003 and March 31, 2002, the Company's asset portfolio had approximately $12 billion and $11 billion of floating-rate exposure (primarily LIBOR). This exposure was created mostly through interest rate swaps designed to match our floating-rate liability portfolio. As of March 31, 2003, approximately 92% of this exposure, excluding cash and short-term investments, was directly offset by exposure to floating-rate liabilities. Most of the remaining 8% of exposure is in floating rate assets acquired for their relative value and is accounted for in the portfolio's interest rate risk management plan. As a result of the drop in short term rates over the year, as well as the increase in exposure, this floating-rate exposure reduced the portfolio yield by 15 basis points in the first quarter of 2003 compared to the prior period.

o Certain of our tax-preference investments (lease residual management and affordable housing limited partnerships) dilute the Company's net portfolio yield on a pre-tax basis. For the three month period ended March 31, 2003, this dilutive effect was 8 basis points, compared to 8 basis points in the prior year period. However, adjusting for taxes, these investments increased the Company's net income by $2.5 million for the three month period ended March 31, 2003 compared to the prior year.

o The inflow of new cash for the three-month period ending March 31, 2003 was invested at rates that were below the portfolio rate for the prior year period. In addition, maturing assets rolling over into new investments at rates less favorable than those available in 2002 also contributed to the decline in yields.

      Offsetting the effects of these decreases to yields on investments was an increase in invested assets and a reduction in investment expenses. In the three month period ended March 31, 2003, average invested assets increased $8,706.3 million, or 16.2%, from the prior year period. In addition, investment expenses were reduced $3.3 million in the three month period ended March 31, 2003 compared to the prior year. Included are reductions in corporate complex expenses and in expenses associated with the Company's home office real estate.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Net Realized Investment and Other Gain/(Loss).

      The following table shows the Company's net realized investment and other gains (losses) by asset class for the periods presented:

                                                        Gross Gain    Gross Loss      Hedging      Net Realized Investment
For the Three Months Ended March 31, 2003  Impairment   on Disposal   on Disposal    Adjustments    and Other Gain/(Loss)
                                           -------------------------------------------------------------------------------
                                                                          (in millions)
Fixed maturity securities  (1) (2)......   $ (221.2)       $  52.0     $ (32.8)      $ (74.6)             $ (276.6)
Equity securities.......................      (17.6)          23.2        (2.0)           --                   3.6
Mortgage loans on real estate...........         --            4.4        (8.1)        (20.8)                (24.5)
Real estate.............................         --          283.8          --            --                 283.8
Other invested assets...................       (9.2)          13.6          --            --                   4.4
Derivatives.............................         --             --          --          64.9                  64.9
                                           -------------------------------------------------------------------------------

               Subtotal.................   $ (248.0)       $ 377.0     $ (42.9)      $ (30.5)             $   55.6
                                           ===============================================================================

          Amortization adjustment for deferred policy acquisition costs......................                  8.5
          Amounts credited to participating pension contractholders..........................                 35.0
          Amounts credited to the policyholder dividend obligation...........................                  6.3
                                                                                                      --------------------
               Total.........................................................................             $  105.4
                                                                                                      ====================

(1) Fixed Maturities gain on disposals includes $0.6 million of gains from previously impaired securities.

(2) Fixed Maturities loss on disposals includes $17.3 million of credit related losses.

      The hedging adjustments in the fixed maturities and mortgage loans asset classes are non-cash adjustments representing the amortization or reversal of prior fair value adjustments on assets in those classes that were or are designated as hedged items in fair value hedging relationships. The hedging adjustments on the derivatives represent non-cash adjustments on derivative instruments and on assets and liabilities designated as hedged items reflecting the change in fair value of those items. The hedging adjustments of all asset classes represent temporary gains or losses caused primarily by interest rate movements that will reverse over time as the derivatives or assets mature.

      For the three month period ended March 31, 2003, net realized investment and other gain was $105.4 million. Gross losses on impairments and on disposal of investments - including bonds, equities, mortgages and other invested assets was $290.9 million, excluding hedging adjustments.

      For the three month period ended March 31, 2003, we realized $63.5 million of losses upon disposal of bonds. $30.7 million of this is due to the write-off of hedging adjustments on these bonds and the remaining $32.8 million from the actual losses on sale. These hedging adjustments are solely related to changes in interest rates. We generally intend to hold securities in unrealized loss positions until they mature or recover. However, we do sell bonds under certain circumstances such as when new information causes us to change our assessment of whether a bond will recover or perform according to its contractual terms, in response to external events (such as a merger or a downgrade) that result in investment guideline violations (such as single issuer or overall portfolio credit quality limits), in response to extreme catastrophic events (such as September 11, 2001) that result in industry or market wide disruption, or to take advantage of tender offers. Sales generate both gains and losses. Gross gains for the three month period ended March 31, 2003 exceeded gross losses. Excluding the aforementioned hedging adjustments, we realized $52.0 million of gains for the three month period ended March 31, 2003.

      Of the $32.8 million of realized losses, $29.9 million arose from the sale of eight securities with $1 million or more of realized loss. The only significant realized loss in the first quarter was $16.5 million on the sale of the bonds of a major healthcare service provider. Late in the first quarter, the SEC announced that they had discovered massive accounting fraud at that company and thus its bond and stock prices plummeted. Due to this significant event and the uncertainty over the future of the company due to the ongoing SEC investigation, we sold our position. This was the only sale that we consider a credit loss, i.e. sold at less than 80% of amortized cost. All other sales were related to general portfolio management, including the sale of a number of below investment grade bonds to maintain our exposure below 10% of invested assets on a statutory basis. All of these sales involved losses of less than $4 million each, which included the following items over $1 million:

      o $3.1 million on the sale of an oil & gas company's bonds by one of subsidiary managers. This manager sold this position to reduce its below investment grade exposure.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


      o $2.1 million on an unregulated generating company. This bond was sold after a downgrade created a credit limit violation.

      o $2.1 million on an oil & gas pipeline company in order to maintain our below investment grade holdings below 10% of invested assets on a Statutory basis.

      o $2.0 million on US Treasuries that were sold as part of our ongoing asset/liability interest rate risk management.

      o $1.8 million on a private equity as the final sale proceeds came in less than expected.

      o $1.2 million on an energy holding company in order to maintain our below investment grade holdings below 10% of invested assets on a statutory basis.

      o $1.1 million on some guaranteed EETC bonds that were prepaid at par. These had been purchased at a premium.

      There were no other sales with losses more than $1 million and no other sales of bonds at less than 80% of amortized cost, which we would consider as credit losses. These sales helped reduce our below investment grade holdings and accomplished other portfolio objectives.

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

      At the end of each quarter, our Investment Review Committee reviews all securities where market value is less than ninety percent of amortized cost for three months or more to determine whether impairments need to be taken. This committee includes the head of workouts, the head of each industry team, the head of portfolio management, and the chief investment officer. The analysis focuses on each company's or project's ability to service its debts in a timely fashion and the length of time the security has been trading below cost. The results of this analysis are reviewed by both our external auditors and the Life Company's Committee of Finance, a subcommittee of the Life Company's Board of Directors, quarterly. This quarterly process includes a fresh assessment of the credit quality of each investment in the entire fixed maturities portfolio.

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

      As disclosed in our discussion of the Results of Operations in this MD&A, the Company recorded losses due to other than temporary impairments of fixed maturity securities for the three month period ended March 31, 2003 of $230.5 million (including impairment losses of $221.2 million and $9.3 million of previously recognized gains where the bond was part of a hedging relationship). The following list shows the largest losses recognized during the quarter, the related circumstances giving rise to the loss and a discussion of how those circumstances impacted other material investments held. Unless noted otherwise, all of the items shown are impairments of securities held at March 31, 2003.

      o $37.6 million (including an impairment loss of $37.3 million and $0.3 million in previously recognized gains where the bonds were part of a hedging relationship) on fixed maturity securities relating to a large, national farmer-owned diary co-operative. Margins have been squeezed due to a supply/demand imbalance, high input costs and high leverage, due in part to a recent acquisition. Despite a large favorable outcome on a lawsuit, depressed commodity prices in this environment have continued to put pressure on the company to rationalize their operations as was evident in their recently released annual financial statements. Given our subordinated position in the capital

                       JOHN HANCOCK LIFE INSURANCE COMPANY


            structure, and unlikely improvement near term, we have impaired the security to the market level. We have no other loans to dairy companies that are impacted by this same combination of factors.

      o $27.3 million on fixed maturity securities relating to a large North American transportation provider to a variety of industries that has struggled to emerge from bankruptcy due to litigation with a subsidiary, tax claims by the IRS, and most recently, a claim by a regulatory agency. We have further impaired the security and anticipate reorganization out of bankruptcy within the next two quarters. These circumstances are unique to this issuer.

      o $25.9 million (including an impairment loss of $23.2 million and $2.7 million in previously recognized gains where the bonds were part of a hedging relationship) on fixed maturity securities relating to a special purpose company created to sublease aircraft to two major US airlines. This investment is the subordinated tranche in a multi-tier structure of an Enhanced Equipment Trust Certificate (EETC). One of the airlines has recently indicated that it will not honor the original lease rates on the aircraft in this investment. Hence, with the loan exceeding the current value of the securities, we have impaired the security to the market level. While we do have an investment in the senior tranche of this EETC, the senior tranche exposure is still less than the current market value of the underlying planes and the senior tranche enjoys an 18 month liquidity facility. Hence we do not anticipate a loss on the senior tranche.

      o $14.1 million on fixed maturity securities relating to a subordinated holding company structure comprised of ownership interests in three power generation facilities in the western US. Due to the severe overcapacity in the power markets and the lack of an offtake provider for the potential power generated from the plants, this subordinated interest in the facilities is unlikely to be able to be refinanced at its maturity date in the second quarter and hence we have fully impaired these securities, accordingly these securities have no remaining carrying value. The overcapacity in the power markets have put stress on all power producers as we discuss in our sector commentary.

      o $11.0 million on fixed maturity securities secured by aircraft leased by a large U.S. airline. This airline is seeking to reduce its lease rates as a small part of its larger efforts to reduce costs to avoid bankruptcy. This impairment is based on the expected reduction in the lease rates. We have $53.2 million of other ETC's backed by leases to this airline. The airline has not requested a change in the lease rates on the aircraft backing these investments.

      o $9.7 million on fixed maturity securities relating to a manufacturer of composite and building materials. This company has struggled to emerge from bankruptcy due to numerous lawsuits and a disagreement between the banks and noteholders. Hence the price of these securities has declined and we are further impairing them down to current market levels. These circumstances are unique to this issuer.

      o $9.6 million on fixed maturity securities relating to an unregulated power and pipeline energy company that became insolvent due to a fall in profitability in its merchant energy business, downgrades from the rating agencies, and a lack of liquidity due to the call on cash collateral requirements after the downgrades. We have impaired the security to market levels. The overcapacity in the power markets have put stress on all power producers as we discuss in our sector commentary.

      o $9.4 million on fixed maturity securities relating to a special purpose financing company which owns an interest in a gas fired power plant in the UK with long-term fixed price contracts that are significantly above market in today's depressed pricing environment. In early 2003, the banks decided to pursue a firesale of the power plant. We have impaired this loan to the discounted value of our likely recovery from such a sale. We have two other loans with a total carrying value of $99.6 million to companies participating in the UK power market. $59.3 million is backed by a UK pump storage facility investment where debt service coverages have been reduced by the weak environment for power in the U.K., but we continue to anticipate positive debt service coverages for this investment. $40.3 million is a loan to the owner of a UK regional electric company. Regional electric companies have monopolies to distribute and supply power to their regions and hence are less affected b the over supply of power.

      o $9.4 million (including an impairment loss of $7.5 million and $1.9 million in previously recognized gains where the bonds were part of a hedging relationship) on fixed maturity securities relating to an asset backed pool of franchise loans primarily focused in the gas/convenience store sector. This sector has been hit hard by rising delinquencies by franchisees and significant declines in operating margins. During the first quarter of 2003, delinquencies increased by almost 50% from previous reports thus we have impaired the security according to EITF

                       JOHN HANCOCK LIFE INSURANCE COMPANY


            99-20. We have $172.9 million of other exposure to franchise loan ABS, all of which are senior tranches, and none of which currently require impairment under EITF 99-20.

      The Company recorded losses due to other than temporary impairments of CDO equity and other invested assets of $9.2 million. Default rates on high yield bonds (as reported by Moody's) in the three month period ended March 31, 2003 were well above the average of the prior 20 years of 2.9%. Equity in these CDOs take the first loss risk in a pool of high yield debt and hence under perform in a high yield default environment. These impairments were recognized using the guidance in EITF 99-20. We have a total remaining carrying value of $44.6 million and $48.7 million of CDO equity as of March 31, 2003 and December 31, 2002, which is currently supported by expected cash flows.

      The Company also recognized losses on other than temporary impairments of common stock of $17.6 million as the result of market values falling below cost for more than six months, and a loss of $24.5 million on mortgage loans (of which $20.8 million were losses on hedging adjustments). Included in the loss is $8.9 million associated with losses on agriculture mortgages.

      Offsetting these losses were $52.0 million of gains on disposal of fixed maturities (of which $25.2 million were gains resulting from the early repayments by the borrower of private placement securities), gains of $23.2 million on the sale of equity securities as part of our overall investment strategy of using equity gains to minimize credit losses in the long term, gains of $13.6 million from the sale of other invested assets, and gains of $283.8 million resulting from the sale of real estate. Net derivative activity resulted in a gain of $64.9 million resulting from a slightly larger impact from interest rate changes on the Company's fair value of hedged and non-hedged items in comparison to the changes in fair value of its derivatives.

      For the three month period ended March 31, 2002, net realized investment and other losses was $86.1 million. Gross losses on impairments and on disposal of investments - including bonds, equities, mortgages, real estate, and other invested assets was $114.0 million, excluding hedging adjustments.

      The Company recorded losses due to other than temporary impairments of fixed maturities of $45.6 million. The primary other than temporary impairments on fixed maturities were $10.1 million on a water supply and distribution system in Argentina and $8.3 million from a toll road in Argentina. Writedowns of CBP/CDO fixed maturity investments were $37.2 million.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Liquidity & Capital Resources

      Liquidity describes the ability of a company to generate sufficient cash flows to meet the immediate capital needs to facilitate business operations. The assets of the Company consist of a diversified investment portfolio and investments in operating subsidiaries. The Company's cash flow consists primarily of premiums, deposits, investment income, results of its operating subsidiaries and proceeds from the Company's debt offerings offset by benefits paid to contractholders, operating expenses, policyholder dividends to its participating policyholders and shareholder dividends to it parent company. All of the outstanding common stock of John Hancock Life Insurance Company is owned by its Parent, an insurance holding company, John Hancock Financial Services, Inc.

      State insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of prescribed limitations without prior approval. The Company's limit is the greater of 10% of the statutory surplus at prior year-end or the prior calendar year's statutory net gain from operations of the Company. The ability of the Company to pay shareholder dividends is and will continue to be subject to restrictions set forth in the insurance laws and regulations of Massachusetts, it domiciliary state. The Massachusetts insurance law limits how and when the Company can pay shareholder dividends. The Company, in the future could also be viewed as being commercially domiciled in New York. If so, dividend payments may also be subject to New York's holding company act as well as Massachusetts' law. The Company currently does not expect such regulatory requirements to impair its ability to meet its liquidity and capital needs. During the first three months of 2003, the Company paid no dividends to its parent, John Hancock Financial Services, Inc.

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

      The liquidity of our insurance operations is also related to the overall quality of our investments. As of March 31, 2003, $40,091.0 million, or 88.1% of the fixed maturity securities held by us and rated by Standard & Poor's Ratings Services, a division of the McGraw-Hill Companies, Inc. (S&P) or the National Association of Insurance Commissioners were rated investment grade (BBB or higher by S&P or 1 or 2 by the National Association of Insurance Commissioners). The remaining $5,433.5 million, or 11.9%, of fixed maturity investments were rated non-investment grade. For additional discussion of our investment portfolio see the General Account Investments section in this Management's Discussion and Analysis of Financial Condition and Results of Segment Operations.

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

      Net cash provided by operating activities was $566.5 million and $571.7 million for the three month period ended March 31, 2003 and 2002, respectively. Cash flows from operating activities are affected by the timing of premiums received, fees received and investment income. The modest $5.2 million decrease in the three month period ended March 31, 2003 compared to 2002 resulted primarily from increased premiums received and investment income, policy and income tax accruals.

      Net cash used in investing activities was $477.3 million compared to $1,641.2 million for the three month period ended March 31, 2003 and 2002, respectively. Changes in the cash provided by investing activities primarily relate to the management of the Company's investment portfolios and the investment of excess capital generated by operating and financing activities. The $1,163.9 decrease in cash used in the three month period ended March 31, 2003 as compared to 2002 is primarily due to the sale of the Home Office properties, a reduction to net purchases of other assets, and fewer net acquisitions of fixed maturities (including maturities, prepayments and scheduled redemptions) than during the prior period, somewhat offset by increases to net acquisitions of short-term securities, reduction to net sales of equities and a reduction to net maturities, prepayments and scheduled redemptions of mortgages.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


      Net cash provided by financing activities was $1,150.9 million and $967.1 million for the three month period ended March 31, 2003 and 2002, respectively. The $183.8 million increase in net cash provided by financing activities for the three month period ended March 31, 2003 as compared to 2002 was driven by a $201.8 million increase in funds from the issuance of consumer notes, a program initiated in the second half of 2002, offset by a slight decrease in deposits and increase in cash payments made on withdrawals of universal life insurance and investment-type contracts. Deposits on such universal life insurance and investment-type contracts exceeded withdrawals by $957.1 million and $1,003.3 million for the three months ended March 31, 2003 and March 31, 2002, respectively.

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

      As of March 31, 2003, we had $798.9 million of debt outstanding consisting of $87.5 million of debt classified as short-term and $711.4 million classified as long-term, including $447.4 million of surplus notes. A commercial paper program has been established at John Hancock Financial Services, Inc., the Company's parent, that has replaced the commercial paper program that was in place at John Hancock Capital Corporation, the Company's subsidiary. As of May 1, 2002, all commercial paper issued by John Hancock Capital Corporation had been retired.

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

      To mitigate capital market risks, and effectively support Company objectives, investment operations are organized and staffed to focus investment management expertise on specific classes of investments, with particular emphasis placed on private placement markets. In addition, a dedicated unit of asset/liability risk management (ALM) professionals centralizes the Life Insurance Company's and its U.S. Life Insurance subsidiaries' implementation of the interest rate risk management program. As an integral component of its ALM program, derivative instruments are used in accordance with risk reduction techniques established through Company policy and with formal approval granted from the New York Insurance Department. The Company's use of derivative instruments is monitored on a regular basis by the Company's Investment Compliance Department and reviewed quarterly with senior management and the Committee of Finance of the Company's wholly-owned subsidiary, John Hancock Life Insurance Company, (the Company's Committee of Finance).

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

      Credit Risk

      The Company manages the credit risk inherent in its fixed maturity securities by applying strict credit and underwriting standards, with specific limits regarding the proportion of permissible below-investment-grade holdings. We also diversify our fixed maturity securities with respect to investment quality, issuer, industry, geographical, and property-type concentrations. Where possible, consideration of external measures of creditworthiness, such as ratings assigned by nationally recognized rating agencies such as Moody's and Standard & Poor's, supplement our internal credit analysis. The Company uses simulation models to examine the probability distribution of credit losses to ensure that it can readily withstand feasible adverse scenarios. In addition, the Company periodically examines, on various levels of aggregation, its actual default loss experience on significant asset classes to determine if the losses are consistent with the (1) levels assumed in product pricing, and (2) rating agencies' quality-specific cohort default data. These tests have generally found the Company's aggregate experience to be favorable relative to the external benchmarks and consistent with priced-for-levels.

      The Company has a process in place that attempts to identify securities that could potentially have an impairment that is other than temporary. This process involves monitoring market events that could impact issuers' credit ratings, business climate, management changes, acquisition, litigation and government actions, and other similar factors. This process also involves monitoring late payments, downgrades by rating agencies, key financial ratios, financial statements, revenue forecasts and cash flow projections as indicators of credit issues.

      At the end of each quarter, our Investment Review Committee reviews all securities where market value is less than ninety percent of amortized cost for three months or more to determine whether impairments need to be taken. This committee includes the head of workouts, the head of each industry team, and the head of portfolio management. The analysis focuses on each company's or project's ability to service its debts in a timely fashion and the length of time the security has been trading below cost. The results of the analysis are reviewed by the Life Company's Committee of Finance, a subcommittee of the Life Company's Board of Directors, quarterly. To supplement this process, a quarterly review is made of the entire fixed maturity portfolio to assess credit quality, including a review of all impairments with the Life Company's Committee of Finance.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY


      There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include (1) the risk that our assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer, (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, (3) information, or fraudulent financial statements, could be provided to our investment professionals who determine the fair value estimates and other than temporary impairments and (4) the risk that new information obtained by us or changes in other facts and circumstances lead us to change our intent to hold the security to maturity or until it recovers in value.

      Any of these situations could result in a charge to earnings in a future period to the extent of the impairment charge recorded. Because the majority of our portfolio is classified as available-for-sale and held at fair value with the related unrealized gains (losses) recorded in shareholders' equity, the charge to earnings should not have a significant impact on shareholders' equity.

      As of March 31, 2003 and December 31, 2002, the Company's fixed maturity portfolio was comprised of 88.1% and 88.0% investment grade securities and 11.9% and 12.0% below-investment-grade securities, respectively. These percentages are consistent with recent experience and indicative of the Company's long-standing investment philosophy of pursuing moderate amounts of credit risk in return for higher expected returns. We believe that credit risk can be successfully managed given our proprietary credit evaluation models and experienced personnel.

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

      We project asset and liability cash flows on guaranteed rate products and then discount them against credit-specific interest rate curves to attain fair values. Duration is then calculated by re-pricing these cash flows against a modified or "shocked" interest rate curve and evaluating the change in fair value versus the base case. As of March 31, 2003 and December 31, 2002, the fair value of fixed maturity securities and mortgage loans supporting duration managed liabilities was approximately $32,208.3 million and $31,645.9 million, respectively. Based on the information and assumptions we use in our duration calculations in effect as of March 31, 2003, we estimate that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would have no effect on the net fair value, or surplus, of our duration managed assets and liabilities based on our targeted mismatch of zero, but could be -/+ $16.1 million based on our operational tolerance of 18 days.

      The risk management method for non-guaranteed rate products, such as whole life insurance or single premium deferred annuities, is less formulaic, but more complex, due to the less predictable nature of the liability cash flows. For these products, we manage interest rate risk based on scenario-based portfolio modeling that seeks to identify the most appropriate investment strategy given probable policyholder behavior and liability crediting needs under a wide range of interest rate environments. As of March 31, 2003 and December 31, 2002, the fair value of fixed maturity securities and mortgage loans supporting liabilities managed under this modeling was approximately $29,867.7 million and $28,003.8 million, respectively. A rate shock (as defined above) as of March 31, 2003 would decrease the fair value of these assets by $1,115.4 million, which we estimate would be offset by a comparable change in the fair value of the associated liabilities, thus minimizing the impact on surplus.

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

      As of January 1, 2001, SFAS No. 133 became effective for all companies reporting under GAAP in the United States. Briefly stated, SFAS No. 133 requires that all derivative instruments must be recorded as either assets or liabilities on the Company's balance sheet, with quarterly recognition thereafter of changes in derivative fair values through its income statement. The income effect of derivatives that meet all requirements of a "qualified hedge" under SFAS No. 133 guidance may be offset, in part or in its entirety, by recognition of changes in fair value on specifically identified underlying hedged-items. These hedged-items must be identified at the inception of the hedge and may consist of assets, liabilities, firm commitments or forecasted transactions. Depending upon the designated form of the hedge (i.e., fair value or cash flow), changes in fair value must either be recorded immediately through income or through shareholders' equity (other comprehensive income) for subsequent amortization into income.

      Through the three months ended March 31, 2003 and 2002, the reported income volatility attributable to SFAS No. 133 accounting treatment was $47.7 million and $3.3 million and well in line with our pre-SFAS No. 133 implementation expectations. We also reported income volatility of $2.9 million and $25.4 million during the three months ended March 31, 2003 and 2002, respectively, due to GAAP derivatives accounting treatment on options that predated SFAS No. 133. This volatility relates to the "inherent ineffectiveness" associated with marking-to-market each quarter out-of-the-money interest rate and equity options. These options hedge interest rate and equity risks present in certain of our asset and liability portfolios. The Company continues to seek process improvements to further reduce expected income volatility, without unduly hindering our objective of aggressively managing economic risks inherent in its lines of business.

      The Company's Investment Compliance Unit monitors all derivatives activity for consistency with internal policies and guidelines. All derivatives trading activity is reported monthly to the Company's Committee of Finance for review, with a comprehensive governance report provided jointly each quarter by the Company's Derivatives Supervisory Officer and Chief Investment Compliance Officer. The table below reflects the Company's derivative positions hedging interest rate risk as of March 31, 2003. The notional amounts in the table represent the basis on which pay or receive amounts are calculated and are not reflective of credit risk. These fair value exposures represent only a point in time and will be subject to change as a result of ongoing portfolio and risk management activities.

                                                                 As of March 31, 2003
                                    -----------------------------------------------------------------------------------
                                                                                        Fair Value
                                                                   ----------------------------------------------------
                                                      Weighted
                                      Notional      Average Term   -100 Basis Point       As of       +100 Basis Point
                                       Amount         (Years)         Change (2)         3/31/03         Change (2)
                                    -----------------------------------------------------------------------------------
                                                    (in millions, except for weighted average term)
Interest rate swaps...............   $  22,395.9         9.1          $ (1,008.8)       $  (896.9)        $  (753.7)
CMT swaps.........................          69.9         0.9                 1.5              1.5               1.5
Futures contracts (1).............         173.2         6.7                (1.7)             0.1               2.0
Interest rate caps................       1,033.3         5.7                22.2             29.0              42.6
Interest rate floors..............       4,593.0         7.1               184.9             96.3              47.3
Swaptions.........................          30.0        22.2                (7.2)            (3.1)             (0.8)
                                    --------------                 ----------------------------------------------------
   Totals.........................   $  28,295.3         8.7          $   (809.1)       $  (774.5)        $  (661.1)
                                    ==============                 ====================================================

(1)   Represents the notional value on open contracts as of March 31, 2003.
(2) The selection of a 100 basis point immediate change in interest rates should not be construed as a prediction by us of future market events but rather as an illustration of the potential impact of such an event.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY


agreements, and (e) the use of collateral agreements. Futures contracts trade on organized exchanges and have effectively no credit risk.

Equity Risk

      Equity risk is the possibility that we will incur economic losses due to adverse changes in a particular common stock or warrant that we hold in our portfolio. In order to reduce our exposure to market fluctuations on some of our common stock portfolio, we use equity collar agreements. These equity collar agreements limit the market value fluctuations on their underlying equity securities. Our equity collars are comprised of an equal number of purchased put options and written call options, each with strike rates equidistant from the stock price at the time the contract is established. As of March 31, 2003 and December 31, 2002, the fair value of our equity securities portfolio was $122.5 million and $149.7 million. The fair value of our equity collar agreements as of March 31, 2003 and December 31, 2002 was $12.5 million and $12.4 million. A hypothetical 15% decline in the March 31, 2003 value of the equity securities would result in an unrealized loss of approximately $13.1 million. The selection of a 15% immediate change in the value of equity securities should not be construed as a prediction by us of future market events but rather as an illustration of the potential impact of such an event. The fair value of any unhedged common stock holdings will rise or fall with equity market and company-specific trends. In certain cases the Company classifies its equity holdings as trading securities. Gains and losses, both realized and unrealized, on equity securities classified as trading, are part of investment returns related to equity indexed universal life insurance policies sold at Maritime Life and are included in benefits to policyholders. These holdings are marked-to-market through the income statement, creating investment income volatility that is effectively neutralized by changes in corresponding liability reserves.

Foreign Currency Risk

      Foreign currency risk is the possibility that we will incur economic losses due to adverse changes in foreign currency exchange rates. This risk arises in part from our international operations and the issuance of certain foreign currency-denominated funding agreements sold to non-qualified institutional investors in the international market. We apply currency swap agreements to hedge the exchange risk inherent in our funding agreements denominated in foreign currencies. We also own fixed maturity securities that are denominated in foreign currencies. We use derivatives to hedge the foreign currency risk of these securities (both interest and principal payments). At March 31, 2003 and December 31, 2002, the fair value of our foreign currency denominated fixed maturity securities was approximately $942.7 million and $775.2 million. The fair value of our currency swap agreements at March 31, 2003 and December 31, 2002 supporting foreign denominated bonds was $(63.8) million and $(21.9) million.

      We estimate that as of March 31, 2003, a hypothetical 10% immediate change in each of the foreign currency exchange rates to which we are exposed, including the currency swap agreements, would result in no material change to the net fair value of our foreign currency-denominated instruments identified above. The selection of a 10% immediate change in all currency exchange rates should not be construed as a prediction by us of future market events but rather as an illustration of the potential impact of such an event. Our largest individual currency exposure is to the Canadian dollar.

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

PART II - OTHER INFORMATION


ITEM 6. EXHIBITS and REPORTS on FORM 8-K

a) Exhibits

Exhibit Number    Description
--------------    -----------

2.2 Purchase and Sale Agreement between John Hancock Life Insurance Company, as seller, and Beacon Capital Strategic Partners, as purchaser, for the sale of certain John Hancock home office properties. @

10.2.2.1 Executive Employment Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Thomas E. Moloney @ +

10.2.5.1 Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Maureen Ford dated April 1, 2003. @ +

10.2.5.2 Executive Employment Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Maureen Ford dated April 1, 2003. @ +

10.2.6.1 Executive Employment Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Robert Walters @ +

10.2.8.1 Executive Employment Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Wayne A. Budd @ +

10.2.9.1 Executive Employment Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Deborah H. McAneny @ +

99.1              Chief Executive Officer certification pursuant to 18 U.S.C.
                  Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002. #

99.2              Chief Financial Officer certification pursuant to 18 U.S.C.
                  Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002. #

Any exhibit not included with this Form 10-K when furnished to any shareholder of record will be furnished to such shareholder upon written request and payment of up to $.25 per page plus postage (except no payment will be required for the financial statements and schedules included in Exhibit 13 if not included). Such requests should be directed to John Hancock Financial Services, Inc., Investor Relations, John Hancock Place, Post Office Box 111, Boston, Massachusetts 02117.
================================================================================

#     Filed herewith.

@ Previously filed as an exhibit to the John Hancock Financial Services, Inc. quarterly report on form 10-Q for the quarter ended March 31, 2003 and incorporated by reference herein.

+     Management contract or compensatory plan or arrangement.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


b) Reports on Form 8-K.

      During the First Quarter of 2003 the Company filed the following Current Reports on Form 8-K:

      On January 9, 2003, the Company filed a Current Report on Form 8-K, dated January 8, 2003 reporting under Item 5 thereof the Company's agreement with Allmerica Financial Corporation (Allmerica) to reinsure Allmerica's fixed universal life insurance business.

      On January 16, 2003, the Company filed a Current Report on Form 8-K, dated January 16, 2003 reporting under Item 5 thereof that it was filing, and attaching, a Supplemental Indenture and opinions of counsel in connection with the Company's SignatureNotes program.

      On February 7, 2003, the Company filed a Current Report on Form 8-K dated February 6, 2003 reporting under Item 5 thereof John Hancock Financial Services, Inc.'s operating and financial results for the fourth quarter of 2002.

      On March 17, 2003, the Company filed a Current Report on Form 8-K dated March 14, 2003 reporting under Item 5 thereof the Company's sale of three of its home office complex properties.

       On March 27, 2003, the Company filed a Current Report on Form 8-K dated March 27, 2003 furnishing under Item 9 thereof the Certifications of the Company's Chief Executive and Chief Financial officers, as required by
Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  JOHN HANCOCK LIFE INSURANCE COMPANY


                                  By:    /s/ Thomas E. Moloney
                                         ---------------------
                                         Thomas E. Moloney
                                         Senior Executive Vice President and
                                         Chief Financial Officer
                                  Date:  May 13, 2003

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

Date: May 13, 2003


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

Date: May 13, 2003


By: /s/ THOMAS E. MOLONEY
-------------------------
Thomas E. Moloney
Senior Executive Vice President and
Chief Financial Officer