Form 10-K
period 2003-12-31
HANCOCK JOHN LIFE INSURANCE CO
filed 2004-03-15
CIK 917406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

               |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2003
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

                               John Hancock Place
                                   PO Box 111
                           Boston, Massachusetts 02117
                                 (617) 572-6000
                        (Address, including zip code, and
                    telephone number, including area code, of
                    Registrant's principal executive offices)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

        Title of each class          Name of each exchange on which registered
        -------------------          -----------------------------------------

  $18,718,000 5.00% Notes Due 2012         New York Stock Exchange, Inc.


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE
                                ----------------
                                (Title of class)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

At February 27, 2004 there were outstanding 1,000 shares of common stock, $10,000 par value per share, of the registrant, all of which were owned by John Hancock Financial Services, Inc.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


CONTENTS

   NON-GAAP FINANCIAL MEASURES...............................................  3

PART I.......................................................................  3

   ITEM 1.  BUSINESS OF JOHN HANCOCK LIFE INSURANCE COMPANY..................  3
   ITEM 2.  PROPERTIES....................................................... 32
   ITEM 3.  LEGAL PROCEEDINGS................................................ 32
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............. 33

PART II...................................................................... 33

   ITEM 5.  MARKET FOR JOHN HANCOCK LIFE INSURANCE COMPANY COMMON STOCK
            AND RELATED SHAREHOLDER MATTERS.................................. 33
   ITEM 6.  SELECTED FINANCIAL DATA.......................................... 33
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS........................................ 34
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....... 91
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................... 95
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE......................................... 95
   ITEM 9A. CONTROLS AND PROCEDURES.......................................... 95

PART III..................................................................... 95

   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF JOHN HANCOCK LIFE
            INSURANCE COMPANY................................................ 95
   ITEM 11. EXECUTIVE COMPENSATION........................................... 95
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT....................................................... 95
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... 95
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES........................... 95

PART IV...................................................................... 96

   ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
            ON FORM 8-K...................................................... 96

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

      In this report we use a non-GAAP financial measure called "total segment after tax operating income" in our discussion of Results of Operations by Segment. Refer to "Adjustments to GAAP Reported Net Income" in this report or
Note 15 -Segment Information, for a description of total segment after tax operating income and a reconciliation of that measure to net income.

      We also use a variety of other measures in this report that we do not consider non-GAAP financial measures because they do not have GAAP counterparts and are operational measures rather than measures of financial performance, financial position, or cash flows in our financial statements. Two examples of these measures are Sales and Assets Under Management. Sales represents a measure, defined by the Life Insurance Marketing Research Association (LIMRA), of the amount of new business we have sold during the period rather than a measure of revenue. Assets Under Management is an industry measure of a base upon which fee revenue is earned, which is composed of both assets owned and assets managed for third parties.

PART I

ITEM 1. Business of John Hancock Life Insurance Company

      John Hancock Life Insurance Company (John Hancock or the Company) is one of the nation's leading financial services companies, providing a broad array of insurance and investment products and services to retail and institutional customers, primarily in North America. Our principal executive offices are located at John Hancock Place, Boston, Massachusetts 02117. Our corporate internet address is www.jhancock.com.
                    ----------------

      The Board of Directors of John Hancock Mutual Life Insurance Company, founded in 1862, unanimously adopted a Plan of Reorganization effective February 1, 2000 and John Hancock Mutual Life Insurance Company converted from a mutual life insurance company to a stock life insurance company, John Hancock Life Insurance Company, and became a wholly-owned subsidiary of John Hancock Financial Services, Inc. (JHFS), a holding company. Also on February 1, 2000, JHFS completed an initial public offering of 102,000,000 shares of its common stock, par value $0.01 per share.

      On September 28, 2003, JHFS, the parent of John Hancock Life Insurance Company, entered into a definitive merger agreement with Manulife Financial Corporation (Manulife) which is expected to close early in the second quarter of 2004. In accordance with the agreement, each share of JHFS common stock will, at the time of the merger, be converted in to the right to receive 1.1853 shares of Manulife stock. It is estimated that the shares of Manulife common stock to be issued to JHFS shareholders in the merger will represent approximately 42.6% of the outstanding Manulife common stock after the merger. The merger has been approved by JHFS' shareholders, but the closing is subject to conditions, including the approval by certain U.S. and Canadian regulatory authorities. Until the merger occurs, the Company will continue to operate independently of Manulife. Thereafter the Company will operate as a subsidiary of Manulife. The John Hancock name will be Manulife's primary U.S. brand. This Annual Report on Form 10-K does not reflect or assume any changes to JHFS', or the Company's, business which may occur as a result of the proposed merger with Manulife. For additional information, refer to JHFS and other related public filings with the U.S. SEC relating to the merger.

      We operate our business in five segments. Two segments serve primarily retail customers, and two segments serve primarily institutional customers. Our fifth segment is the Corporate and Other Segment.

      Our retail segments are the Protection Segment and the Asset Gathering Segment. The Protection Segment offers variable life, universal life, whole life, term life, individual and group long-term care insurance products, and the Federal long-term care insurance business. The Asset Gathering Segment offers variable and fixed, deferred and immediate annuities, and mutual funds. Our retail business also includes our retail distribution and customer service operations.

      Based on LIMRA sales data, which ranks participants within the United States, as of September 30, 2003, John Hancock is the twelfth largest writer of individual life insurance, the ninth largest writer of individual variable universal life insurance and the tenth largest writer of individual universal life insurance. John Hancock is the second largest writer of

                       JOHN HANCOCK LIFE INSURANCE COMPANY


individual long-term care insurance and the largest provider of long-term care insurance in the employer sponsored group market based on inforce premium. John Hancock is the twenty-first largest writer of individual annuity contracts. Our mutual fund subsidiary ranked 19th among non-proprietary broker-sold U.S. asset managers in terms of total long-term, open-end assets under management as of December 31, 2003.

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

      Our Corporate and Other Segment consists primarily of our international operations, corporate operations and non-core businesses that are either in the process of winding down (i.e., are in "run-off") or have been divested. Effective May 1, 2003, we sold our group life insurance business.

      As of December 31, 2003 and 2002, respectively, our total assets under management were $128.8 billion and $117.6 billion, which includes $29.3 billion and $25.8 billion, respectively, of assets invested in the Company's retail mutual funds. Total shareholder's equity, excluding net unrealized capital gains on securities, was $6.3 billion and $5.9 billion as of December 31, 2003 and 2002, respectively. In addition, John Hancock generated $7.3 billion and $6.5 billion in revenues and $590.5 million and $458.9 million in net income in 2003 and 2002 respectively. In 2003, the Company adopted a new accounting pronouncement which resulted in a charge to earnings of $279.0 million, refer to
Note 1 - Summary of Significant Accounting Policies for a description of this cumulative effect of accounting change.

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

      The Protection Segment has traditionally been our largest business segment, contributing 47.5%, 46.9% and 41.3% of consolidated operating revenues and 44.3%, 40.0% and 37.6% of consolidated segment after-tax operating income in the years ended December 31, 2003, 2002 and 2001, respectively. The Protection Segment generated revenues of $3,449.3 million, $3,259.9 million and $3,054.7 million and segment after-tax operating income of $371.8 million, $310.6 million and $284.3 million in 2003, 2002, and 2001, respectively. The Protection Segment has achieved the following financial results for the periods indicated:

                                                           As of or for the Years Ended
                                                                   December 31,
                                                          2003        2002         2001
                                                        ---------------------------------
                                                                       (in
                                                                            millions)
 Sales (new premiums and deposits) (1):
 Non-traditional life--excluding COLI and BOLI (2)
     Variable life ..................................   $    53.0   $   116.0   $   124.5
     Universal life .................................        87.9        65.2        30.4
 Traditional life--excluding COLI (2)
     Whole life .....................................         7.9         5.8         6.1
     Term life ......................................        36.4        39.3        33.0
 COLI and BOLI
     Variable life--COLI ............................        38.3        66.6        90.5
     Universal life--COLI ...........................        27.8        23.1        22.1
     Universal life--BOLI ...........................        19.3         6.3        12.2
 Individual long-term care ..........................       197.8       132.5       102.2
 Group long-term care ...............................        18.3        16.6        16.8
 Federal long-term care .............................        83.3        52.8          --
                                                        ---------   ---------   ---------
         Total ......................................   $   570.0   $   524.2   $   437.8
                                                        =========   =========   =========

 Assets:
 Non-traditional life ...............................   $14,244.9   $12,147.0   $11,163.2
 Traditional life ...................................    15,319.9    14,810.4    14,190.4
 Individual long-term care ..........................     5,574.2     3,732.1     2,705.8
 Group long-term care ...............................     1,273.0     1,038.5       801.5
 Federal long-term care .............................       172.1        30.3          --
 Other ..............................................        56.6        44.9        51.6
                                                        ---------   ---------   ---------
         Total ......................................   $36,640.7   $31,803.2   $28,912.5
                                                        =========   =========   =========

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

      Our products are marketed through a variety of distribution channels. The success of this product marketing is contingent upon the successful selling efforts of career agents, insurance brokers, financial consultants and other distributors

                       JOHN HANCOCK LIFE INSURANCE COMPANY


of our financial services. We refer to these individuals collectively as "producers", since it is their ability to secure new life insurance, annuity, and long-term care insurance contracts - as well as retain existing contracts - that produces sales, continued revenue flows, earnings and products that sustain the continued profitability of our company. Providing outstanding service to our producers is a primary focus. We continually develop tools and processes to make it "easy to do business with John Hancock". We were the first to introduce a web-based illustration and inforce management system, called eHansel that helps producers make new business proposals and manage their current clients. At introduction, this system supported only life sales. Today, we also support long-term care and annuity sales. We are constantly making enhancements to this system, such as adding an advanced online presentations that instantly creates customized illustrations and sales presentations, to facilitate the sales process for producers. To support advanced sales in the life market, we have an Estate and Business Planning Group that is a multidisciplinary team made up of professionals with varied backgrounds in law, taxation, insurance, finance and investments. This group provides differentiated support services to John Hancock agents and independent brokers, and their clients' attorneys and accountants. In addition, we provide an income analysis tool that includes estate planning analysis which enables producers to easily demonstrate comprehensive financial strategies to their clients.

      The sales and other financial results of our retail business over the last several years have been affected by general economic and industry trends. The appreciation of equity markets in the 1990's resulted in variable life insurance products accounting for the majority of increases in total life insurance premiums and deposits for the insurance industry. This trend reversed in 2001-2003 due to declines in equity market performance through most of the three year period and we have seen investors return to stable investment products. Sales of variable life products have been declining while sales of universal life insurance, term life insurance and corporate life insurance have increased. However, we did see the beginning of a slight recovery in variable life product sales toward the end of 2003. With respect to our long-term care insurance products, premiums have increased due to the aging of the population and the expected inability of government entitlement programs to meet retirement needs.

      With a diversified and competitive portfolio of both fixed and variable products, and comprehensive sales support tools for producers, we have been able to serve our customers in all market conditions, and generate strong earnings growth.

      The Company's sales of individual life insurance in 2003 consisted of 33.7% variable life, 49.9% universal life and 16.4% traditional life. The Company's sales of individual life insurance (excluding COLI and BOLI) in 2003 consisted of 28.6% variable life, 47.5% universal life and 23.9% traditional life. Term life sales represented 82.2% of traditional life product sales for the year ended December 31, 2003.

   Individual Life Insurance.

      Variable Life Insurance. We were among the first insurance companies to offer variable life insurance products, beginning in 1980. Variable universal life insurance is our primary variable life insurance product, and we believe the length of our experience in this market is a competitive strength. Variable life insurance provides life insurance coverage and an investment return linked to an underlying portfolio of investments chosen by the policyholder.

      Our core variable life products, Medallion EDGE II and Medallion PLUS, offer an attractive combination of insurance protection features and investment option selections for clients who can accept a level of market risk, providing design flexibility for both death benefit and investment objectives. Medallion Edge II, our newest variable universal life product, continues our tradition of designing and delivering enhanced variable life products, and provides some of the most competitive rates for qualified applicants as well as expanded risk classes and disability rider options.

      In 2001, we introduced an option benefit rider that adds a long-term care insurance feature to a variable life insurance policies. Called LifeCare Benefit, this rider, when used with life insurance, helps clients meet not only income protection and supplemental retirement funding needs, but long-term care needs as well. Clients can use all, some or none of their life insurance death benefit to pay for long-term care - giving them cost effective, convenient long-term care protection. This rider is available on single life VL and UL products, and is a distinguishing feature of our product line.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY


      Universal Life Insurance. Our universal life insurance products meet a range of needs, from providing pure, low cost life insurance coverage to products with strong accumulation and income options. The life insurance coverage and cash value that increases based on a credited interest rate which is periodically reset. These policies generally permit policyholders to use any increase in cash value to vary the amount of insurance coverage and the timing and amount of premium payments. In 2003, we made major enhancements and additions to our universal life insurance portfolio. We re-priced our core lapse protection universal life product, called Protection UL, to make it very price competitive and provide death benefit guarantee options. We also launched Protection Survivorship UL, a survivorship product designed to offer both flexibility and affordability in covering two clients, with competitive rates, death benefit guarantee flexibility and more risk classes. Finally, we made enhancements to our client assumption universal life product, called Performance UL Core. This product performs exceptionally well in terms of pricing and also offers a choice of disability riders and the LifeCare benefit rider. Our universal life insurance product portfolio also includes corporate owned life insurance and bank owned life insurance products which are sold to corporations including banks to fund post-retirement employee benefit plan liabilities. We participate in both the corporate and bank owned life insurance markets selectively, as profitable sales opportunities arise.

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

      o Individual Long-Term Care Insurance. Our individual long-term care insurance products are sold to pre-retired and retired individuals and couples. The insured typically pays the premium for this product. In 2002, we launched two new long-term care insurance products, Essential Care and Custom Care. Custom Care was the first long-term care insurance policy with a Family Care Benefit that allows up to four extended family members to be covered by the same policy. In 2003, building on the success of Custom Care and Essential Care, we developed the second series of the Custom Care product line: Custom Care II, Essential Care II, and the Family Care II Benefit. Along with many of the same features and options of the original series, Custom Care II features two new built-in benefits designed for younger audiences: the Double Accident Benefit and the Return of Premium Benefit. The Double Accident Benefit doubles coverage for people under 65 who need long-term care due to an accident. The built-in Return of Premium Benefit returns premiums (less claims) to those policyholders who die before the age of 65. The Custom Care II product offers new inflation options and a new Extended Return of Premium optional rider.

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

      o Federal Long-Term Care Insurance. In 2002, we completed the rollout of the new Federal Long-term Care Insurance Program (the program) which John Hancock and MetLife were jointly awarded at the end of 2001. The program is expected to be the largest long-term care insurance program in the country and the government's decision to provide access to long-term care insurance to Federal government employees is

                       JOHN HANCOCK LIFE INSURANCE COMPANY


            expected to increase awareness of the product among consumers and employers. John Hancock and MetLife joined together to form Long-Term Care Partners, LLC to administer the plan and support a successful enrollment program. As of December 31, 2003, the program generated approximately 217,000 policies after underwriting, representing approximately $268 million in annualized premium. The plan first became effective October 1, 2002.

      The following table demonstrates total statutory premiums and deposits, which is the premium we report on the annual statements we file with insurance regulators, life insurance in force and GAAP reserves for our individual life and long-term care insurance products. In addition to premium from sales of new life and long-term care insurance policies, which we refer to as "sales," statutory premiums and deposits includes revenues from renewals of policies, 10% of single premium payments, and premiums from reinsurance assumed by us. We deduct from this measure the premiums that we cede to our reinsurers.

                             Selected Financial Data

                  Individual Life and Long-Term Care Insurance

                                               As of or for the Years Ended
                                                       December 31,
                                              2003        2002         2001
                                            ------------------------------------
                                                      (in millions)
Total statutory premiums and deposits:
Variable life ...........................   $    789.0   $    926.8   $    948.5
Universal life (1) (2) ..................        530.4      1,030.9        456.1
Traditional life ........................        968.7      1,035.9        997.3
Individual long-term care ...............        468.5        393.5        331.0
Group long-term care ....................         63.0         57.7          6.3
Federal long-term care ..................        122.9         15.1           --
                                            ----------   ----------   ----------
   Total ................................   $  2,942.5   $  3,459.9   $  2,739.2
                                            ==========   ==========   ==========
Life insurance in force:
Variable life ...........................   $ 53,535.2   $ 57,331.8   $ 58,104.4
Universal life (2) ......................     16,542.5     13,621.4     10,604.5
Traditional life ........................     72,604.4     73,335.7     71,166.0
                                            ----------   ----------   ----------
   Total ................................   $142,682.1   $144,288.9   $139,874.9
                                            ==========   ==========   ==========
GAAP Reserves:
Variable life ...........................   $  7,005.5   $  5,809.2   $  6,479.9
Universal life (2) ......................      4,420.6      3,845.0      2,758.1
Traditional life ........................     12,790.9     12,421.7     10,632.2
Individual long-term care ...............      1,751.9      1,413.8      1,138.8
Group long-term care ....................        331.9        279.7        237.4
Federal long-term care ..................        114.3          9.5           --
                                            ----------   ----------   ----------
   Total ................................   $ 26,415.1   $ 23,778.9   $ 21,246.4
                                            ==========   ==========   ==========

(1) Includes bank owned life insurance premiums of $200.0 million for the year ended December 31, 2001. There were no such premiums for the year ended December 31, 2003 and 2002.

(2) Includes $639.7 million in deposits, $5,651.3 million in life insurance in force (gross of reinsurance of $4,973.0 million) and $649.8 million in GAAP reserves for the year ended December 31, 2002 related to the acquisition of Allmerica's fixed universal life insurance business as of December 31, 2002.

Distribution

      Protection products are distributed through multiple distribution channels including Signator, M Financial Group, Essex, Banks, the Internet, and through Group and private label relationships. Our strategy is to provide competitive products and outstanding service through multiple distribution channels.

      Signator. Signator, created in 1999, is a separate distribution subsidiary. The Signator channel is comprised of Career Agents and Signator Brokerage, Direct Brokerage and Broker/Dealers.

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

      e-Business & Retail Partnerships. This unit, launched in 1996, complements our traditional sales efforts. Through this unit, we sell term life insurance through insurance aggregators that reach customers over the Internet and via the telephone.

      Essex/Banks. We offer life and individual long-term care insurance products through banks that have established an insurance sales force. Sales of insurance products in this channel build on our well developed sales of fixed and variable annuity and mutual fund product sales in the bank channel.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY


                Protection Segment Sales by Distribution Channel

                                                For the Years Ended December 31,
                                                    2003     2002    2001
                                                --------------------------------
                                                         (in millions)
Signator: (1)
    Individual life--excluding COLI and BOLI ..   $128.9     $151.4     $137.7
    Individual life--COLI .....................     24.6       57.7       74.2
    Individual long-term care .................    197.2      130.9      101.1
M Financial Group:
    Individual life--excluding COLI ...........     48.8       60.9       45.9
    Individual life--COLI .....................     41.5       32.0       38.4
    Individual long-term care .................      0.5        0.6        0.2
e-Business & Retail Partnerships:
    Individual life ...........................      7.5       14.0       10.4
    Individual long-term care .................      0.1        1.0        0.9
Dedicated Sales Force:
    Group long-term care ......................     18.3       16.6       16.8

BOLI ..........................................     19.3        6.3       12.2

Other:
    Federal long-term care ....................     83.3       52.8         --

Total: (2)
    Individual life--excluding COLI and BOLI ..    185.2      226.3      194.0
    Individual life--COLI and BOLI ............     85.4       96.0      124.8
    Individual long-term care .................    197.8      132.5      102.2
    Group long-term care ......................     18.3       16.6       16.8
    Federal long-term care ....................     83.3       52.8         --

(1) Signator includes sales by the Signator Financial Network as well as all insurance brokerage sales, sales through broker/dealers, sales through financial institutions, and sales related to Fortis.

(2) Sales represents a measure, defined by LIMRA, of the amount of new business we have sold during the period rather than a measure of revenue.

Underwriting

      Insurance underwriting involves a determination of the type and amount of risk that an insurer is willing to accept and the premium to be charged. Underwriting also determines the amount and type of reinsurance levels appropriate for a particular type of risk. By utilizing reinsurance, we can limit our risk and, at times improve product pricing.

      Our underwriting standards for life insurance are intended to result in the issuance of policies that produce mortality experience consistent with the assumptions used in product pricing. Our underwriting is based on our historical mortality experience, as well as the experience of the insurance industry and of the general population. We continually compare our underwriting standards against the industry to mitigate our exposure to higher risk business and to stay abreast of industry trends. For individual long-term care insurance products, we use separate but similar underwriting criteria appropriate to the morbidity risks insured. Our overall profitability depends to a large extent on the degree to which our mortality and/or morbidity experience matches our pricing assumptions. Our life and long-term care insurance underwriters evaluate policy applications on the basis of the information provided by the applicant and others. In our underwriting of long-term care insurance we use a Telephone Interview Program, which permits eligible long-term care insurance clients to be interviewed over the telephone by trained nurses, replacing the collection of a physician's statement in 50% of the cases, leading to lower costs and faster cycle times, without any loss of required underwriting information. In addition, we use the STAR (System to Assess Risk) underwriting system in an automated environment which has resulted in a reduction of cycle times, improved productivity and a reduction of total costs. As an organization we continue to review our underwriting processes to further reduce our unit costs by streamlining our underwriting tools and increasing policy taken rates.

      Group long-term care insurance underwriting is conducted on both the employer group level and the individual level. Our group long-term care insurance corporate customers generally offer their employees the opportunity to purchase

                       JOHN HANCOCK LIFE INSURANCE COMPANY


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

Reserves

      We establish and report liabilities for future policy benefits on our balance sheet to meet the obligations under our insurance policies and contracts. Our liability for variable life insurance and universal life insurance policies and contracts is equal to the cumulative account balances. Cumulative account balances include deposits plus credited interest less expense and mortality fees and withdrawals. Future policy benefits for our traditional life, individual and group long-term care insurance policies are calculated based on a set of actuarial assumptions that we establish and maintain throughout the lives of the policies. Our assumptions include investment yields, mortality, morbidity and expenses.

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

      In addition, the Company has entered into reinsurance agreements to specifically address insurance exposure to multiple life insurance claims as a result of a catastrophic event. The Company has put into place catastrophic reinsurance covering individual life insurance policies written by all of its U.S. life insurance subsidiaries. Effective July 1, 2003 the deductible for individual coverage was reduced from $25.0 million to $17.5 million per occurrence and the limit of coverage is $40 million per occurrence. Should catastrophic reinsurance become unavailable to the Company in the future, the absence of,

                       JOHN HANCOCK LIFE INSURANCE COMPANY


or further limitations on, reinsurance coverage, could adversely affect the Company's future net income and financial position.

      Our long-term care business units reinsure with John Hancock Reassurance Company, LTD (JHReCo), a wholly owned subsidiary of JHFS. Group long-term care ceded 50% of their inforce business prior to 1997 to JHReC0 in 2001 (up from 40% in 2002 and 30% in 1999) and 50% of all new business effective in 1997 and later. Retail long-term care also cedes business to JHReCo; 50% of all new business 1997 and later is ceded to JHReCo and 50% of business assumed from Fortis is retro-ceded to JHReCo.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Asset Gathering Segment

Overview

      Through our Asset Gathering Segment, we offer individual annuities, mutual fund products and investment management services. Individual annuities include variable and fixed annuities, both immediate and deferred. Mutual fund products primarily consist of open-end mutual funds and closed-end funds. Our investment management services include retirement services, and the management of institutional accounts. In this segment, we also include the results of Signator, John Hancock Signature Services, our limited-service banking subsidiary, and Essex Corporation, one of the nation's largest intermediaries between banks and product manufacturers for annuities.

      The Asset Gathering Segment contributed 17.3%, 16.5% and 15.9% of consolidated operating revenues and 23.2%, 16.9% and 19.6% of consolidated segment after-tax operating income in the years ended December 31, 2003, 2002 and 2001, respectively. The Asset Gathering Segment generated operating revenues of $1,254.4 million, $1,147.8 million and $1,176.5 million and segment after-tax operating income of $194.3 million, $130.7 million and $148.3 million in 2003, 2002 and 2001, respectively. The Asset Gathering Segment has achieved the following financial results for the periods indicated:

                                                 As of or for the Years Ended
                                                         December 31,
                                                 ----------------------------
                                                2003         2002        2001
                                                ----         ----        ----
                                                         (in millions)
Sales:(1)
Variable annuities(2) ...................    $   405.1    $   746.1    $   639.6
Fixed annuities(2) ......................      2,319.4      2,667.9      1,463.6
John Hancock Funds(3) ...................      4,596.7      4,737.6      5,001.4
                                             ---------    ---------    ---------
     Total ..............................    $ 7,321.2    $ 8,151.6    $ 7,104.6
                                             =========    =========    =========
Assets:
Variable annuities ......................    $ 6,205.5    $ 5,702.4    $ 6,750.0
Fixed annuities .........................     12,216.8      9,935.8      7,428.2
John Hancock Funds ......................        226.9        245.4        338.4
Other ...................................         72.3        169.2        223.9
                                             ---------    ---------    ---------
     Total ..............................    $18,721.5    $16,052.8    $14,740.5
                                             =========    =========    =========
Assets Under Management:
Variable annuities ......................    $ 5,779.3    $ 5,327.4    $ 6,357.1
Fixed annuities .........................     11,608.0      9,226.2      6,876.6
John Hancock Funds(4) ...................     29,289.9    $25,810.3     29,285.8

----------
(1) Sales represent a measure, defined by LIMRA, of the amount of new business we have sold during the period rather than a measure of revenue.

(2) Represents statutory annual statement values. Statutory revenues include premiums and deposits on variable and fixed annuities. Statutory premiums and deposits differ from GAAP premiums because GAAP requires that variable and certain fixed annuity products be accounted for using deposit accounting. Deposit accounting excludes from revenue the premiums and deposits received on these products. Variable annuity sales exclude safe harbor internal exchanges of $92.0 million and $1,910.5 million, respectively, in 2002 and 2001. No such exchanges took place in 2003. Fixed annuity sales for 2002 and 2001 have been restated to exclude supplemental contracts.

(3) Mutual fund and institutional asset sales are defined as new inflows of funds from investors into our investment products. Sales of mutual fund products are recorded on the trade date. Sales of institutional investment products are recorded on the date a firm commitment is established.

(4) Includes $2.7 billion, $3.4 billion and $3.6 billion of our general account assets and assets managed for certain John Hancock subsidiaries and assets managed for variable annuities as of December 31, 2003, 2002 and 2001, respectively.

Products and Markets

                       JOHN HANCOCK LIFE INSURANCE COMPANY


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

      Variable annuities are separate account products, where the contractholder bears the investment risk and has the right to allocate funds among various separate investment subaccounts. Our major source of revenues from variable annuities is mortality and expense fees charged to the contractholder, generally determined as a percentage of the market value of the underlying variable assets under management. Our Revolution series variable annuity product line, introduced in the fourth quarter of 2000, was the first in the industry to offer assistance with the cost of long-term care, with no underwriting. We introduced Revolution II in May, 2003 and made many enhancements to the product line, including offering options on length of surrender charges with in the product and associated fees. Revolution is targeted to the needs of aging consumers who want to accumulate funds for retirement and provide a hedge against the cost of long-term care. Revolution sales comprised 94%, 94% and 88% of total variable annuity sales for the years ended December 31, 2003, 2002 and 2001, respectively.

      Fixed annuities are general account products, where we bear the investment risk as funds are invested in our general account and a stated interest rate is credited to the contractholders' accounts. Our major source of income from fixed annuities is the spread between the investment income earned on the underlying general account assets and the interest credited to contractholders' accounts. Despite a difficult interest rate environment, John Hancock continued to issue products with guaranteed floor rates to attract the retail customer.

      Investment management skills are critical to the growth and profitability of our annuity business. The available investment options under our variable annuity products include options that are funded through the John Hancock Variable Series Trust (VST). The VST contains subadvised funds managed by some of the world's premier money managers, which John Hancock, as investment adviser, is responsible for overseeing. As the VST's investment adviser, John Hancock oversees the subadvisers and monitors to ensure their investment styles for consistency. All our fixed annuity assets are managed internally.

      The relative proportion of our total annuity sales represented by fixed and variable annuities is generally driven by the relative performance of the equity and fixed income markets. The Company's total annuity deposits were comprised of 85.2% fixed annuity and 14.8% variable annuity for the year ended December 31, 2003, 78.2% fixed annuity and 21.8% variable annuity for the year ended December 31, 2002, and 69.7% fixed annuity and 30.3% variable annuity for the year ended December 31, 2001. The following table presents certain information regarding our annuity reserve activity for the periods indicated:

                            Annuity Reserve Activity

                                                               As of or for the Years Ended December 31,
                                                               -----------------------------------------
                                                                   2003          2002           2001
                                                                   ----          ----           ----
                                                                             (in millions)
Variable Annuities:
Reserves, beginning of year ...............................    $ 5,302.5       $ 6,323.1       $ 7,182.8
     Deposits and other policy credits ....................        408.5           747.9           641.3
     Interest credited and investment performance .........        922.7          (778.4)         (570.9)
     Surrenders and benefits ..............................       (808.7)         (880.7)         (814.8)
     Product fees .........................................       (102.5)         (109.4)         (115.3)
                                                               ---------       ---------       ---------
Reserves, end of year .....................................    $ 5,722.5       $ 5,302.5       $ 6,323.1
                                                               =========       =========       =========
Fixed Annuities:
Reserves, beginning of year ...............................    $ 8,761.8       $ 6,497.4       $ 5,365.8
     Premiums, deposits and other policy credits ..........      2,352.0         2,690.6         1,478.0
     Interest credited ....................................        437.3           394.1           344.7
     Surrenders and benefits ..............................       (857.9)         (810.9)         (680.7)
     Product fees .........................................        (14.3)           (9.4)          (10.4)
                                                               ---------       ---------       ---------
Reserves, end of year .....................................    $10,678.9       $ 8,761.8       $ 6,497.4
                                                               =========       =========       =========
Total Annuities:
Reserves, beginning of year ...............................    $14,064.3       $12,820.5       $12,548.6
     Premiums, deposits and other policy credits(1) .......      2,760.5         3,438.5         2,119.3
     Interest credited and investment performance .........      1,360.0          (384.3)         (226.2)
     Surrenders and benefits ..............................     (1,666.6)       (1,691.6)       (1,495.5)
     Product fees .........................................       (116.8)         (118.8)         (125.7)
                                                               ---------       ---------       ---------
Reserves, end of year .....................................    $16,401.4       $14,064.3       $12,820.5
                                                               =========       =========       =========

                       JOHN HANCOCK LIFE INSURANCE COMPANY


----------
(1) Variable annuity deposits exclude internal exchanges as part of the safe harbor internal exchange program of $92.0 million and $1,910.5 million for the years ending December 31, 2002 and 2001, respectively. There were no such exchanges in 2003.

   John Hancock Funds

      We offer a variety of mutual fund products and related investment management services through John Hancock Funds. We employ a team style in the management of our funds. These teams manage portfolios in accordance with a variety of specified strategies, which we believe gives us a competitive advantage over competitors, many of whom deploy only one style across a family of funds. As of December 31, 2003, our fixed income and equity research staffs included over 55 portfolio managers and analysts with an average of 18 years of experience. We are recruiting additional investment professionals to enhance our capabilities across both fundamental and quantitative analysis and investment styles. This ongoing commitment to investment research further enables us to develop new products intended to strengthen our fund offerings, across a broad array of investment styles. In addition, our investment staff is supplemented by subadvisory arrangements with third-parties and other John Hancock units. We also actively pursue the acquisition of top performing mutual funds, which can be sold through our distribution system. While the business includes primarily assets managed for third-party retail clients, the investment professionals providing these services also manage assets underlying our general account and separate account products, as well as variable life and variable annuity products.

      o Mutual Funds. John Hancock Funds offers a broad array of open-end mutual funds and closed-end funds to a broad base of consumers across varying income levels. Open-end mutual funds are subject to redemption at any time by investors. After their initial public offering, the shares of closed-end funds are not subject to redemption and, accordingly, represent a more stable base of assets than open-end funds. As of December 31, 2003, 59.1% of our mutual fund assets under management were invested in open-end mutual funds. Our product offerings cover both domestic and international equity and fixed-income markets. In 2003, the Company added four new funds to its domestic offerings. Three new open-end funds were offered; Large Cap Select Fund, Mid Cap Equity Fund and Cash Investment Trust. The Large Cap Select Fund was acquired from Shay Assets Management, Inc. in August 2003. In addition, one new closed-end fund was offered; John Hancock Preferred Income Fund III.

      o Retirement Services. We offer traditional IRA programs and a complete line of retirement products, including: 401(k) plans and sole proprietor 401(k) plans of a third party, SIMPLE IRA and SIMPLE 401(k) plans for companies with no more than 100 eligible employees and no other qualified plan; Simplified Employee Pensions for companies of any size, including self-employed persons, partnerships and corporations; and Roth IRA plans for individuals.

      o Institutional Services. John Hancock Funds manages diversified equity and fixed income strategies in multiple investment vehicles on behalf of public pension plans, corporate pension plans, endowments & foundations, insurance companies, and Taft-Hartley pension plans.

      The following tables present certain information regarding the assets under management by John Hancock Funds for the periods indicated:

                  Total Assets Under Management By Asset Class

                                                       As of December 31,
                                                       ------------------
                                                2003         2002        2001
                                                ----         ----        ----
                                                         (in millions)
Assets Under Management:
Domestic equity and balanced ...............   $17,633.9   $13,727.7   $17,898.4
International equity and balanced ..........       310.1       309.3       391.3
Domestic and international fixed income ....    11,345.9    11,773.3    10,996.1
                                               ---------   ---------   ---------
     Total assets under management(1) ......   $29,289.9   $25,810.3   $29,285.8
                                               =========   =========   =========

                       JOHN HANCOCK LIFE INSURANCE COMPANY


                               Asset Flow Summary

                                                   For the Years Ended December 31,
                                                   --------------------------------
                                                   2003          2002         2001
                                                   ----          ----         ----
                                                             (in millions)
Retail Mutual Funds:
Assets under management, beginning of year ..   $ 19,233.0    $ 22,876.2    $ 26,541.4
     Deposits and reinvestments .............      4,244.9       4,056.6       3,958.7
     Redemptions and withdrawals ............     (3,364.4)     (3,817.2)     (4,300.8)
     Net money market funds .................       (157.4)       (205.4)       (205.5)
     Market appreciation (depreciation) .....      3,096.1      (3,387.1)     (2,770.2)
     Fees ...................................       (266.1)       (290.1)       (347.5)
                                                ----------    ----------    ----------
Assets under management, end of year(1) .....   $ 22,786.1    $ 19,233.0    $ 22,876.1
                                                ==========    ==========    ==========
Institutional Investment Management:
Assets under management, beginning of year ..   $  6,577.3    $  6,409.6    $  5,184.4
     Deposits and reinvestments .............        773.3       1,198.2       1,924.4
     Redemptions and withdrawals ............     (1,743.4)       (853.1)       (822.3)
     Market appreciation (depreciation) .....        913.4        (160.9)        137.2
     Fees ...................................        (16.8)        (16.5)        (14.0)
                                                ----------    ----------    ----------
Assets under management, end of year ........   $  6,503.8    $  6,577.3    $  6,409.7
                                                ==========    ==========    ==========
Total:
Assets under management, beginning of year ..   $ 25,810.3    $ 29,285.8    $ 31,725.8
     Deposits and reinvestments .............      5,018.2       5,254.8       5,883.1
     Redemptions and withdrawals ............     (5,107.8)     (4,670.3)     (5,123.1)
     Net money market funds .................       (157.4)       (205.4)       (205.5)
     Market appreciation (depreciation) .....      4,009.5      (3,548.0)     (2,633.0)
     Fees ...................................       (282.9)       (306.6)       (361.5)
                                                ----------    ----------    ----------
Assets under management, end of year(1) .....   $ 29,289.9    $ 25,810.3    $ 29,285.8
                                                ==========    ==========    ==========

(1) Retail mutual fund assets under management includes $2.7 billion, $2.5 billion and $3.7 billion in retirement plan assets at December 31, 2003, 2002 and 2001, respectively.

Distribution

      Asset Gathering products are distributed through Signator, Essex, independent broker/dealers, banks, directly to state lottery commissions and both directly and through consultants to institutions and retirement plan sponsors.

      Signator. Signator, a subsidiary of the Company, through its broker/dealer and insurance agency subsidiaries, is a key distribution channel for our variable annuities. We also sell fixed annuities, mutual funds, 401(k) programs and other retirement programs through these entities.

      Essex Corporation. Essex, a subsidiary of the Company, is one of the nation's largest intermediaries between banks and product manufacturers for annuities. Essex is the Company's primary distribution channel for selling annuities through banks. Essex has historically focused on selling fixed annuities and strives to grow variable annuity sales. Essex also serves as an intermediary in the distribution of mutual funds. Essex's primary source of income is commissions on sales of these products.

      Broker/Dealers. Broker/dealers, which include regional and national brokerage firms and financial planners, are the primary distribution channel for our mutual funds. Broker/dealers also sell our fixed and variable annuities. We support this distribution channel with a network of wholesalers, referred to as "Business Development Consultants", for our mutual fund sales. These wholesalers meet directly with broker/dealers and financial planners and are supported by an extensive home office sales and marketing staff.

      Pension Consultants. We market investment management services to pension consultants nationwide who provide advisory services to plan sponsors. Marketing efforts are supported by dedicated client relationship officers who keep clients updated on portfolio performance information.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


     The table below shows Asset Gathering Segment sales by distribution channel for the periods indicated. Sales is a non-GAAP measure. Sales refer to premiums and deposits received by the Company and are not reflective of revenue on the Company's income statement. GAAP refers to the application of accounting principles generally accepted in the United States. A non-GAAP measure refers to a financial metric relevant to Company performance but not appearing in the Company's GAAP financial statements.

              Asset Gathering Segment Sales by Distribution Channel

                                                For the Years Ended December 31,
                                                --------------------------------
                                                   2003       2002        2001
                                                   ----       ----        ----
                                                         (in millions)
Broker/Dealers (1):
     Variable annuities(2) ...................  $   51.4   $  133.9   $  145.2
     Fixed annuities .........................   1,031.8      555.3      260.5
     Mutual funds ............................   3,948.1    3,504.4    2,816.6
Signator:
     Variable annuities(2) ...................     243.5      305.8      414.0
     Fixed annuities .........................     232.6      243.1      131.9
     Mutual funds ............................     212.9      270.2      367.5
Pension Consultants:
     Mutual funds ............................     384.5      911.7    1,700.6
Financial Institutions(1):
     Variable annuities ......................     100.4      277.9       60.0
     Fixed annuities .........................     967.2    1,704.1    1,049.0
     Mutual funds ............................      51.2       51.3      116.7
e-Business and Retail Partnerships ...........       7.5       30.1       19.2
Other(3) .....................................      90.1      163.8       23.4
                                                --------   --------   --------
     Total ...................................  $7,321.2   $8,151.6   $7,104.6
                                                ========   ========   ========

----------
(1) The prior years have been restated to include Fidelity sales in the Broker/Dealer channel and exclude them from the Financial Institution channel.
(2) Variable annuity deposits exclude internal exchanges as part of the safe harbor internal exchange program of $92.0 million and $1,910.5 million, respectively, for the years ending December 31, 2002 and 2001. There were no such exchanges in 2003.
(3) Other includes single premium immediate annuities, including lottery-related payout contracts.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY


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

      For a further description of operating results, see Management's Discussion and Analysis of Financial Condition and Results of Operations--Asset Gathering Segment, included elsewhere in this Form 10-K.

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

      The G&SFP Segment contributed 24.0%, 25.5% and 32.0% of consolidated operating revenues and 34.3%, 34.7% and 31.5% of consolidated segment after-tax operating income in the years ended December 31, 2003, 2002 and 2001, respectively. The G&SFP Segment generated revenues of $1,740.2 million, $1,768.4 million and $2,369.5 million and segment after-tax operating income of $287.4 million, $268.7 million and $238.0 million in 2003, 2002 and 2001, respectively. G&SFP Segment financial information is summarized below:

                                                                              As of December 31,
                                                                      2003           2002           2001
                                                                   -----------------------------------------
                                                                                (in millions)
Assets Under Management:
Spread-based products ........................................     $26,707.9       $24,872.3       $22,444.5
Fee-based products ...........................................       8,207.4         8,402.6         8,448.4
                                                                   ---------       ---------       ---------
Total ........................................................     $34,915.3       $33,274.9       $30,892.9
                                                                   =========       =========       =========

Spread-based Premiums and Deposits:

Fund-type products ...........................................     $ 2,372.9       $ 3,847.9       $ 4,718.8
Single premium annuities .....................................           0.7             1.2           465.5
SignatureNotes ...............................................       1,260.1           290.2              --
                                                                   ---------       ---------       ---------
Total Spread-based Premiums and Deposits .....................     $ 3,633.7       $ 4,139.3       $ 5,184.3
                                                                   =========       =========       =========

Fee-based Premiums and Deposits:
General account participating pension fund-type
  products and annuity contracts .............................     $   852.5       $   529.3       $   468.9
Structured separate accounts .................................          54.5           483.9            77.4
Other separate account contracts .............................         (71.0)          (26.1)          130.6
                                                                   ---------       ---------       ---------
    Total Fee-based Premiums and Deposits ....................     $   836.0       $   987.1       $   676.9
                                                                   =========       =========       =========

      Premiums and deposits above are non-GAAP measures. Premiums and deposits above differ from GAAP premiums because GAAP requires that deposits on fund-type products be accounted for using deposit accounting. Deposit accounting excludes the contributions and deposits received from revenue and generally shows only the fees and investment income earned from these products as revenues.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY


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

o Single premium annuities and structured settlements. Single premium annuities are immediate or deferred annuity contracts which provide for payments of a guaranteed amount commencing at a specified time, typically at retirement. These annuities are sold primarily to defined benefit plan closeouts. The two most common types of annuities are the straight life annuity, which makes payments for the life of a retired annuitant, and the joint and survivor annuity, which continues to make payments to a spouse after the death of the annuitant. We also provide structured settlements, which provide a tax-free stream of periodic payments to individuals who receive awards or settlements in personal physical injury disputes. We have broadened our offerings to include a structuring program for attorney's fees, allowing counsel to defer legal fees as taxable disbursements into the future.

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

o Structured separate accounts. These products pass the investment results of a separate account through to the contractholder and contain only minimal guarantees. Contractholders may select from among flexible investment options provided by our various investment managers. The structured separate account business leverages the strong marketing relationships developed with our general account GIC customers. These contracts, like the general account GICs, are primarily marketed to sponsors of tax-qualified retirement plans such as 401(k) plans.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY


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

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Reserves

      We establish and report liabilities for contractholders' funds and future policy benefits to meet the obligations on our policies and contracts. Our liability for fund-type products and fee-based products is equal to the cumulative account balances for these products. Cumulative account balances include deposits plus credited interest or investment earnings less expense charges and withdrawals. Future policy benefits for our single premium annuity contracts are calculated based on a set of actuarial assumptions that we establish and maintain throughout the lives of the contracts. Our assumptions include investment yields, mortality and the expected time to retirement.

Competition

      Our Guaranteed and Structured Financial Products Segment operates in a variety of highly competitive institutional markets. Although a large number of companies offer these products, the market is concentrated. Through the first three quarters of 2003, five insurers, including the Life Company, issued approximately 58% of total GICs and funding agreements issued by U.S. insurance companies reporting to LIMRA; and nine insurers, including the Life Company, issued more than 99% of total single premium annuities. Our competitors include a variety of well-recognized insurance companies, domestic and foreign banks and other institutional investment advisors.

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

      With the introduction of SignatureNotes we became the first insurer to enter the retail market to compete with other issuers of direct access notes, including both financial and non-financial firms. There are a large number of competitors but none with a substantial share of the market.

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

      The Investment Management Segment represented 21.6%, 23.7% and 25.1% of our total assets under management as of December 31, 2003, 2002 and 2001, which were $128.8 billion, $117.6 billion and $114.8 billion, respectively. The Investment Management Segment contributed $145.0 million, $124.6 million and $143.2 million of consolidated operating revenues and $29.8 million, $21.2 million and $29.8 million of consolidated segment after-tax operating income in the years ended December 31, 2003, 2002 and 2001, respectively.

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

      Our investment management expertise covers a wide range of private and publicly-traded asset classes and is based on fundamental research and disciplined, quantitatively-based analysis and asset-liability management. Our private fixed income, equity, commercial mortgage and alternative asset operations have strong credit analysis capabilities and deal origination expertise. These operations enjoy broad networks of relationships with intermediaries giving them early access to new investment opportunities. During 2003, we sold our international fund operations, the effect of which was immaterial.

      The capabilities of the Investment Management Segment include:

      Public Fixed Income and Equity Investments. Through Independence Investment LLC, we provide active stock management to pension funds, endowments, and other institutions. We provide core, value, growth, medium-cap, small-cap, balanced and market neutral investment strategies.

      Through Declaration Management & Research LLC we offer active, quantitative investment management services in the high quality fixed income markets, with a special emphasis on structuring and managing portfolios of asset-backed securities and mortgage-backed securities combined, when appropriate, with various derivative strategies. These portfolios are either managed directly for investors or structured as collateralized debt obligations
(CDOs).

      Private Fixed Income, Equity and Alternative Asset Class Investments. We manage funds for external institutional clients investing in private fixed-income and equity securities and alternative asset classes. Our strength is in private placement corporate securities, structured and innovative transactions and niche investment opportunities. Our completed offerings include mezzanine funds investing primarily in subordinated debt with equity participation features and collateralized bond obligation funds, which have been marketed domestically and internationally to banks, insurance companies, brokers and other clients outside of the pension market.

      We are a leading domestic and international manager of equity timberland for large tax-exempt institutional investors, and are among the largest managers of equity farmland investments. This segment also originates, services and securitizes commercial mortgages. In addition, we sponsor affordable housing investments that qualify for Federal tax credits.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


      The following tables present certain information regarding the assets under management by the Investment Management Segment for the periods indicated:

                  Total Assets Under Management By Asset Class

                                                                        As of December 31,
                                                              2003            2002            2001
                                                            ---------       ---------       ---------
                                                                          (in millions)
Assets Under Management:
Domestic equity and balanced ............................   $10,818.5       $11,159.9       $14,952.7
International equity and balanced (1) ...................       160.2         1,417.0         1,512.6
Domestic and international fixed income .................    13,596.8        11,758.0         9,385.7
Timber, farmland and independent power ..................     3,187.9         3,156.5         2,919.6
                                                            ---------       ---------       ---------
    Total assets under management (3) (4) ...............   $27,763.4       $27,491.4       $28,770.6
                                                            =========       =========       =========

                               Asset Flow Summary

                                                                        As of December 31,
                                                              2003            2002            2001
                                                            ---------       ---------       ---------
                                                                          (in millions)
Assets Under Management:
Assets under management, beginning of year (2) (5)  ......  $27,491.4       $28,770.6       $32,544.7
Sales and reinvestments ..................................    3,994.9         4,638.6         3,506.7
Redemptions and withdrawals ..............................   (6,715.9)       (2,804.6)       (5,304.8)
Market (depreciation) appreciation .......................    2,993.0        (3,113.2)       (1,976.0)
                                                            ---------       ---------       ---------
Assets under management, end of year (3) (4) .............  $27,763.4       $27,491.4       $28,770.6
                                                            =========       =========       =========

(1)   During 2003, our international fund operation was sold.

(2) Includes $1,612.0 million, $1,234.6 million and $1,120.1 million of assets managed by subsidiaries for our general account as of January 1, 2003, 2002 and 2001, respectively.

(3) Does not include $79.5 million, $383.1 million and $151.3 million of general account cash and invested assets as of December 31, 2003, 2002 and 2001, respectively.

(4) Includes $2,603.0 million, $1,612.0 million and $1,234.6 million of assets managed by subsidiaries for our general account for the year ended December 31, 2003, 2002 and 2001, respectively.

(5) Does not include $383.1 million, $151.3 million and $106.9 million of general account cash and invested assets as of January 1, 2003, 2002 and 2001, respectively.

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

Competition

      The institutional asset management industry is highly competitive. We compete with other investment management firms, insurance companies, banks and mutual fund companies, many of whom are larger and have greater resources than us. Consolidation activity in recent years has increased the concentration of competitors within the industry.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Corporate and Other Segment

Overview

      Our Corporate and Other Segment consists primarily of our international operations, corporate operations and non-core businesses that are either in the process of winding down (i.e., are in "run-off") or have been divested. This segment contributed approximately 9.2%, 9.3% and 8.8% of consolidated segment operating revenues and (5.3)%, 5.6% and 7.3% of consolidated after-tax operating income in the years ended December 31, 2003, 2002 and 2001, respectively. The Corporate and Other Segment generated operating revenues of $670.5 million, $643.5 million and $650.6 million and segment after-tax operating income of $(44.6) million, $43.4 million and $55.4 million in 2003, 2002 and 2001, respectively.

          The Corporate and Other Segment assets are summarized below:

                                          For the Years Ended December 31,
                                        2003            2002           2001
                                      ---------      ---------      ---------
                                                   (in millions)
Assets:
International operations ..........   $    99.0      $    87.4      $    71.9
Corporate operations ..............     7,842.7        7,628.3        6,634.7
Non-core businesses ...............     1,280.7        1,060.8        1,004.0
Intra-segment eliminations ........    (6,591.2)      (6,163.3)      (4,542.6)
                                      ---------      ---------      ---------
    Total .........................   $ 2,631.2      $ 2,613.2      $ 3,168.0
                                      =========      =========      =========

International Operations

      Our international operations consist primarily of the International Group Program. The International Group Program consists of an international network of 52 insurers that coordinate and/or reinsure group life, health, disability and pension coverage for foreign and globally mobile employees of multinational companies in 51 countries and territories.

Corporate Operations

      Corporate operations consist principally of (1) investment and treasury activities, and assets, investment income, interest expense and other expenses not specifically allocated to segments and (2) group life insurance operations, which was sold during the year. We sold our group life insurance business effective May 1, 2003 and it generated $39.2 million, $154.1 million and $225.8 million in premiums in the years ended December 31, 2003, 2002, and 2001, respectively. Also included in corporate operations is the revenues and expenses of Signature Fruit, a subsidiary of the Company, which purchased certain assets and assumed certain liabilities out of bankruptcy proceedings of Tri Valley Growers, Inc., a cooperative association, for approximately $53.0 million on April 1, 2001. Signature Fruit generated $254.4 million, $235.9 million and $177.8 million in revenues, $257.8 million, $240.7 million and $183.1 million in expenses, and $(2.2) million, ($3.1) million, and $(2.4) million in after-tax operating (losses) or gains for the years ended December 31, 2003, 2002 and 2001, respectively. Long-Term Care Partners, a new initiative done in conjunction with the Federal Government's long-term care insurance program in 2002, is now shown in the Protection Segment. The prior year numbers shown here have been restated to reflect this change.

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

Ratings

      Insurance companies are rated by rating agencies based upon factors relevant to policyholders. Ratings provide both industry participants and insurance consumers meaningful information on specific insurance companies. Insurer financial strength (IFS) ratings are opinions of a company's ability to pay obligations to policyholders and contractholders on a timely basis. IFS ratings are based on many factors, both quantitative and qualitative, such as evaluations of a company's balance sheet strength, operating performance, business profile, liquidity, financial flexibility and management quality. As of December 31, 2003, JHFS has been assigned an A+ (Strong) debt rating by Fitch, an A (Strong) debt rating by Standard and Poor's, and an A3 (Good) debt rating by Moody's. As of December 31, 2003, John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company are rated A++ (Superior, highest rating) by A.M. Best, AA (Very Strong, third highest rating) by Fitch, AA (Very Strong, third highest rating) by S&P, and Aa3 (Excellent, fourth highest rating) by Moody's.

      On September 28, 2003, JHFS, the parent of John Hancock Life Insurance Company, entered into a definitive merger agreement with Manulife. Until the closing of the transaction, the Company will continue to operate independently and does not expect the proposed merger to have a negative impact on financial condition, liquidity or sales. Following the announcement of the proposed merger, Standard and Poor's, Moody's, A.M. Best and Fitch affirmed all ratings. In addition, Standard & Poor's noted that "the `A' long-term counterparty credit and senior debt ratings on John Hancock Financial Services Inc., a holding company for its U.S. and Canadian operating insurance companies, have been placed on CreditWatch with positive implications." Dominion Bond Rating Service placed John Hancock Financial Services' corporate rating of A (high).

      We believe that our strong ratings are an important factor in marketing our products to our distributors and customers, since ratings information is broadly disseminated and generally used throughout the industry. Our ratings reflect each rating agency's current opinion of our financial strength, operating performance and ability to meet our obligations to policyholders, and are not evaluations directed toward the protection of investors. Such ratings are neither a rating of securities nor a recommendation to buy, hold or sell any security, including our common stock.

REGULATION

General

      Our business is subject to extensive regulation at both the state and Federal level, including regulation under state insurance and Federal and state securities laws.

State Insurance Regulation

      The Company and its insurance subsidiaries are subject to supervision and regulation by the insurance authorities in each

                       JOHN HANCOCK LIFE INSURANCE COMPANY


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

      In February 2004 the Massachusetts Division of Insurance completed its routine regulatory statutory financial examination of John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company and issued its reports for the years 1998 through 2002. The findings of these examinations did not have a material impact on our financial condition or results of operations.

      The New York and Vermont insurance departments have ongoing market conduct examinations involving John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company. These insurance departments and others periodically conduct examinations of insurers that transact business in their jurisdictions. The Company believes that it conducts its business in accordance with all applicable state regulations and does not expect that the outcome of these examinations will have a material impact on our business, financial condition or results of operations. The Massachusetts Division of Insurance has completed its Market Conduct Examination and issued its report in February without any material findings.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY


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

      In 2001, the NAIC changed the risked-based capital formula, which resulted in lower RBC charges or a higher risk-based capital ratio. The most significant change made by NAIC is to tax effect the RBC, which is similar to reducing the risk factors being applied to the different risk categories. One other change was the creation of a common stock asset risk category and its treatment in the covariance calculation. This change also lowered RBC. John Hancock took certain actions to improve the risk-based capital ratio. The two most significant actions were the partial reinsurance of the closed block and the upstreaming of some of the Company's foreign insurance affiliates to JHFS. John Hancock Life Insurance Company exceeded the level of risk-based capital that would require it to propose actions to correct a deficiency by 212 percent as of December 31, 2003.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY


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

IRIS Ratios

      The National Association of Insurance Commissioners has developed a set of financial tests known as the Insurance Regulatory Information System (IRIS) for early identification of companies which may require special attention by insurance regulators. Insurance companies submit data on an annual basis to the National Association of Insurance Commissioners. This data is used to calculate ratios covering various categories of financial data, with defined "usual ranges" for each category. IRIS consists of 13 key financial ratios for life insurance companies. An insurance company may fall out of the usual range with respect to one or more ratios because of specific transactions that are in themselves immaterial or eliminated at the consolidated level. Departure from the usual range on four or more of the ratios may lead to inquiries from individual states' insurance departments. During the five-year period ended December 31, 2003, John Hancock Life Insurance Company was outside the usual range for Net Change in Capital Surplus ratio for the year 2000, and the Change in Product Mix and Change in Reserving ratios in 2001. The Change in Capital Surplus ratio fell outside the usual range in 2000 because of the demutualization transaction. Specifically, under the applicable statutory accounting rules, the Company was required to exclude the proceeds from the stock offering from surplus while the demutualization consideration paid in cash was deducted from surplus, thereby distorting the ratio. This adjustment did not recur in the years 2003 2002 and 2001. The unusual ratios in 2001 were the result of the implementation of new statutory accounting rules and are not expected to recur. During the same period, John Hancock Variable Life Insurance Company and Investors Partner Life Insurance Company, which are wholly owned direct and indirect subsidiaries of John Hancock Life Insurance Company, respectively, had several ratios outside of the usual range. John Hancock Variable Life Insurance Company had eight unusual ratios, all of which resulted from growth in the business and the effect of reinsurance contracts with John Hancock Life Insurance Company. Investors Partner Life Insurance Company had ten unusual ratios due to the fact it writes no new business.


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

Valuation of Life Insurance Policies Model Regulation

      The National Association of Insurance Commissioners has adopted a revision to the Valuation of Life Insurance Policies Model Regulation (known as Revised
XXX). This model regulation established new minimum statutory reserve requirements for certain individual life insurance policies written in the future. Massachusetts adopted the Regulation effective January 1, 2001 and we established increased reserves to be consistent with the new minimum standards with respect to policies issued after the effective date of the regulation. In addition, we revised our term life insurance products with guaranteed premium periods and are in the process of revising and expanding our universal life insurance products with no-lapse guarantees.

Federal Insurance Initiatives and Legislation

      Although the Federal government generally does not directly regulate the insurance business, Federal initiatives often have an impact on our business. Current and proposed measures that may significantly affect the insurance business generally include limitations on anti-trust immunity, minimum solvency requirements and health care reform.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


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

                       JOHN HANCOCK LIFE INSURANCE COMPANY


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

ERISA Considerations

      Certain of our lines of business, including our management of employee benefit plan assets in our advisory capacity in separate accounts, are subject to the requirements of ERISA. In addition, the Small Business Job Protection Act (SBJPA), which we refer to as the SBJPA, offers insurers protection from potential litigation exposure prompted by the 1993 U.S. Supreme Court decision in John Hancock Mutual Life Insurance Company v. Harris Trust & Savings Bank, which we refer to as the Harris Trust Decision, in which the Court held that, with respect to a portion of the funds held under certain general account group annuity contracts, an insurer is subject to the fiduciary requirements of ERISA. The pertinent SBJPA provisions provide that insurers are protected from liability for breaches of fiduciary duties under ERISA for past actions with respect to their general account contracts. However, insurers remain subject to Federal criminal law and liable for actions brought by the U.S. Secretary of Labor alleging breaches of fiduciary duties that also constitute a violation of Federal or state criminal law. The SBJPA also provides that contracts issued from an insurer's general account on or before December 31, 1998, that are not guaranteed benefit policies, will not be subject to ERISA's fiduciary requirements if they meet the requirements of regulations issued by the United States Department of Labor. The SBJPA further provides that contracts issued from an insurer's general account after December 31, 1998 that are not guaranteed benefit policies will be subject to ERISA. In January 2000, the Department of Labor published a regulation pursuant to the SBJPA which provides, among other things, that if an employee benefit plan acquired an insurance policy (other than a guaranteed benefit policy) issued on or before December 31, 1998 that is supported by the assets of the insurer's general account, the plan's assets for purposes of ERISA will not be deemed to include any of the assets of the insurer's general account, provided that the requirements of the regulation are met. Accordingly, if those requirements are met, the insurer is not subject to the fiduciary obligations of ERISA in connection with such an insurance policy. These requirements include detailed disclosures to be made to the employee benefit plan and the requirement that the insurer must permit the policyholder to terminate the policy on 90 days' notice and receive without penalty, at the policyholder's option, either (1) the accumulated fund balance (which may be subject to market value adjustment) or (2) a book value payment of such amount in annual installments with interest. John Hancock Life Insurance Company has implemented procedures to comply with the requirements set forth therein to secure the exemption provided by the regulations from the fiduciary obligations of ERISA. However, John Hancock Life Insurance Company's exposure to disintermediation risk could increase due to the termination options that it would be required to provide to policyholders. Any such increase, however, would not be material. Since the Harris Trust case has been settled the broader underlying issues of disintermediation risk created by compliance with the regulations remain unresolved (described under "Item 3. Legal Proceedings" in this Form 10-K). With respect to employee welfare benefit plans subject to ERISA, Congress periodically has considered amendments to the law's Federal preemption provision, which would expose John Hancock Life Insurance Company, and the insurance industry generally, to state law causes of action, and

                       JOHN HANCOCK LIFE INSURANCE COMPANY


accompanying extra-contractual (e.g., punitive) damages in lawsuits involving, for example, group long-term care insurance claims. To date, all such amendments to ERISA have been defeated.

Employees

      As of December 31, 2003, we employed approximately 4,383 people. We believe our relations with our employees are satisfactory.

ITEM 2. Properties

      On March 14, 2003, the Company sold three of its Home Office complex properties to Beacon Capital Partners for $910.0 million. As part of the transaction, the Company also provided Beacon Capital Partners with a long-term sub-lease of the Company's parking garage. JHFS entered into 5-15 year market-based leases of the space it now occupies in those buildings, the Company plans on continuing to use them as its corporate headquarters. In addition, we lease office space throughout the United States as needed for our operations, including for our sales force. We believe that our current facilities are adequate for our current and expected needs. Refer to Note 9 - Sale/Leaseback Transactions and Other Lease Obligations to our audited consolidated financial statements for additional information.

ITEM 3. Legal Proceedings

Sales Practice Class Action Settlement

      During 1997, the Company entered into a court-approved settlement relating to a class action lawsuit involving certain individual life insurance policies sold from 1979 through 1996. In entering into the settlement, the Company specifically denied any wrongdoing. The total reserve held in connection with the settlement to provide for relief to class members and for legal and administrative costs associated with the settlement amounted to $3.2 million and $11.9 million at December 31, 2003 and 2002, respectively. The Company incurred no costs related to the settlement in 2003 or 2002. Costs incurred related to the settlement were $30.0 million in 2001. The estimated reserve is based on a number of factors, including the estimated cost per claim and the estimated costs to administer the claims.

      Administration of the alternative dispute resolution (ADR) component of the settlement is substantially complete. Although some uncertainty remains as to the cost of the remaining claims in the final phase (i.e., arbitration) of the ADR process, it is expected that the final cost of the settlement will not differ materially from the amounts presently provided for by the Company.


Harris Trust Litigation

Harris Trust

      Beginning in 1983, the Company became involved in complex litigation known as Harris Trust and Savings Bank, as Trustee of Sperry Master Retirement Trust No. 2 v. John Hancock Mutual Life Insurance Company (S.D.N.Y. Civ. 83-5491). After successive appeals to the Second Circuit and to the U.S. Supreme Court, the case was remanded to the District Court and tried by a Federal District Court judge in 1997. The judge issued an opinion in November 2000.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY


vast majority of the lower court's award of damages and fees, and sent the matter back to the District Court for further proceedings.

      The action has been dismissed and the settlement consummated as of December 11, 2003. The settlement costs were paid in 2003.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

      Omitted.

PART II

ITEM 5. Market for John Hancock Life Insurance Company Common Stock and Related Stockholder Matters

      No trading market exists for John Hancock Life Insurance Company (the Company) common stock because John Hancock Financial Services, Inc. (JHFS) owns all of the Company's common stock. The Company paid $214.5 million and $111.0 million in dividends to JHFS in 2003 and 2002, respectively. The $214.5 million dividend in 2003 consisted of a $100.0 million in a cash transfer, the second $100.0 million was not paid in cash in 2003 but was an accounts payable at year end, and the remaining $14.5 million represents a property transfer of the First Signature Bank to the Holding Company. See Regulation of Dividends and Other Payments from Insurance Subsidiaries in the Business section for a discussion of the limitations of the Company and its subsidiaries to pay dividends.

      As of March 1, 2004, the Company had issued and outstanding 1,000 shares of common stock at a par value of $10,000 per share.

ITEM 6. Selected Financial Data

      Omitted.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Management's discussion and analysis reviews our consolidated and segment financial condition as of December 31, 2003 and 2002, the consolidated results of operations for the years ended December 31, 2003, 2002, and 2001 and, where appropriate, factors that may affect future financial performance. This discussion should be read in conjunction with the audited consolidated financial statements and related notes, included elsewhere in this Form 10-K. All of the Company's United States Securities and Exchange Commission filings are available on the internet at www.sec.gov, under the name Hancock John Life.
                   -----------

Forward-Looking Statements

      The statements, analyses, and other information contained in this Management's Discussion and analysis (MD&A) and elsewhere in this Form 10-K, in connection with the proposed merger with John Hancock and Manulife Financial Corporation, relating to trends in the John Hancock Life Insurance Company's (the Company's) operations and financial results, the markets for the Company's products, the future development of the Company's business, and the contingencies and uncertainties to which the Company may be subject, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "will," "should," "may," and other similar expressions, are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning future events and their effects on the Company. Future events and their effects on the Company may not be those anticipated by management. The Company's actual results may differ materially from the results anticipated in these forward-looking statements.

      These forward-looking statements are subject to risks and uncertainties including, but not limited to, the risks that (1) a significant downgrade in our ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm our ability to market our products; (2) new laws and regulations, including the recently enacted Sarbanes-Oxley Act of 2002, or changes to existing laws or regulations, (including, but not limited to, those relating to the Federal Estate Tax Laws and the proposed Bush Administration tax and savings initiatives), and the applications and interpretations given to these laws and regulations, may adversely affect the Company's sales of insurance and investment advisory products; (3) Massachusetts insurance law may restrict the ability of John Hancock Variable Life Insurance Company to pay dividends to us; (4) we face increasing competition in our retail businesses from mutual fund companies, banks and investment management firms as well as from other insurance companies; (5) declines or increased volatility in the securities markets, and other economic factors, may adversely affect our business, particularly our variable life insurance, mutual fund, variable annuity and investment business; (6) due to acts of terrorism or other hostilities, there could be business disruption, economic contraction, increased mortality, morbidity and liability risks, generally, or investment losses that could adversely affect our business; (7) our life insurance sales are highly dependent on a third party distribution relationship; (8) customers may not be responsive to new or existing products or distribution channels, (9) interest rate volatility may adversely affect our profitability; (10) our net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies or redeem shares of our open-end mutual funds; (11) the independent trustees of our variable series trusts and of our mutual funds could reduce the compensation paid to us or could terminate our contracts to manage the funds; (12) under our Plan of Reorganization, we were required to establish the closed block, a special arrangement for the benefit of a group of our policyholders. We may have to fund deficiencies in our closed block, and any over-funding of the closed block will benefit only the holders of policies included in the closed block, not our sole shareholder; (13) we will face losses if the claims on our insurance products, or reductions in rates of mortality on our annuity products, are greater than we projected; (14) we face investment and credit losses relating to our investment portfolio, including, without limitation, the risk associated with the evaluation and determination by our investment professionals of the fair values of investments as well as whether or not any investments have been impaired on an other than temporary basis; (15) we may experience volatility in net income due to changes in standards for accounting for derivatives and other changes; (16) we are subject to risk-based capital requirements and possible guaranty fund assessments; (17) we may be unable to retain personnel who are key to our business; (18) we may incur losses from assumed reinsurance business in respect of personal accident insurance and the occupational accident component of workers compensation insurance; (19) litigation and regulatory proceedings may result in financial losses, harm our reputation and divert management resources; (20) we face unforeseen liabilities arising from our acquisitions and dispositions of businesses; (21) we may incur multiple life insurance claims as a result of a catastrophic event which, because of higher deductibles and lower limits under our reinsurance arrangements, could adversely affect the Company's future net income and financial position, and (22) in connection with the proposed merger between JHFS and Manulife Financial Corporation: we may not achieve the revenue synergies, cost savings and other synergies contemplated by the proposed merger; we may experience litigation related to the merger; John Hancock's and Manulife's distributors, customers and policyholders may react negatively to the transaction; we may encounter difficulties in promptly and effectively integrating the businesses of John Hancock and Manulife; we may not

                       JOHN HANCOCK LIFE INSURANCE COMPANY


be able to retain the professional and management talent necessary to operate the business; the transaction may result in diversion of management time on merger-related issues; and after the merger, we may experience increased exposure to exchange rate fluctuations and other unknown risks associated with the merger.

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

      In this MD&A and elsewhere in this report we use a non-GAAP financial measure called "total segment after tax operating income." Please see "Adjustments to GAAP Reported Net Income" in this report or Note 13 - Segment Information in the notes to the consolidated financial statements, for a description of total segment after tax operating income and a reconciliation of that measure to net income.

      We also use a variety of other measures in this report that we do not consider non-GAAP financial measures because they do not have GAAP counterparts and are operational measures rather than measures of performance, financial position, or cash flows in our financial statements. Two examples of these measures are Sales and Assets Under Management. Sales represents a measure, defined by the Life Insurance Marketing Research Association (LIMRA), of the amount of new insurance business we have sold during the period rather than a measure of revenue. Assets Under Management is an industry measure of a base upon which fee revenue is earned, which is composed of both assets owned and assets managed for third parties.

Executive Overview

      John Hancock Life Insurance Company (John Hancock, or the Company) is a leading financial services company providing a broad range of products and services in two major businesses in five segments: (1) the retail business, which offers insurance protection and asset gathering products and services primarily to retail consumers; (2) the institutional business, which offers guaranteed and structured financial products and investment management products and services primarily to institutional customers. Our retail business is comprised of the Protection Segment and Asset Gathering Segment while our institutional business is comprised of the Guaranteed and Structured Financial Products Segment and the Investment Management Segment. In addition, we have a Corporate and Other Segment.

      Our financial reporting and this MD&A of Financial Condition and Results of Operations (MD&A) is organized in the same manner as our business. We present a discussion of our consolidated statement of operations in "Results of Operations" and then proceed to present the business broken down into its operating segments discussed above, focusing the discussion therein on the segments' operating income (see Key Performance Indicators for definition of operating income). In addition to these discussions of segment operating income, we identify and discuss accounting policies critical to understanding our business operations and understanding of our results of operation in Critical Accounting Policies section of this MD&A. We also identify macro economic issues impacting the industry and the Company in the Economic Trends section of this MD&A, while we identify significant transactions affecting the comparability of operating results across reporting period in the section labeled Transactions Affecting the Comparability of the Results of Operation.

      Our revenues are derived principally from:

      o premiums on individual life insurance, individual and group long-term care insurance, annuities with life contingencies, single premium annuity contracts;

      o product charges from variable and universal life insurance products and annuities;

      o asset management fees from mutual fund and other investment management products ;

      o sales charges and commissions derived from sales of investment and insurance products and distribution fees; and

                       JOHN HANCOCK LIFE INSURANCE COMPANY


      o net investment income and net realized investment and other gains and (losses) on general account assets.

      Our expenses consist principally of insurance benefits provided to policyholders, which includes: changes in policyholder reserves; interest credited on policyholders' general account balances; dividends to policyholders; and other operating costs and expenses, which include commissions and general business expenses, net of expenses deferred, amortization of deferred policy acquisition costs, and premium and income taxes.

      Our profitability depends in large part upon: (1) the adequacy of our product pricing, which is primarily a function of competitive conditions, our ability to assess and manage trends in mortality and morbidity experience, our ability to generate investment earnings and our ability to maintain expenses in accordance with pricing assumptions; (2) the amount of assets under management; and (3) the maintenance of our target spreads between the rate of earnings on our investments and credited rates on policy or contractholders' general account balances.

Key Performance Measures

      Certain financial measures recur throughout our MD&A because they are metrics used by management to run our various businesses. The primary key performance measure is after-tax operating income; refer to the Results of Operations by Segment. Secondary key performance measures include return on equity, where income for the period is divided by average equity excluding unrealized gains (losses); return on assets, where after-tax operating income for the period is divided by average assets, which are both measures of the efficiency with which we invest Company resources; and book value per share, excluding unrealized gains (losses), which is a measure of growth for the Company. A key performance measure used by agencies who rate the Company's liquidity and its ability to repay its debts and execute on customer contracts is the credit quality rating of our fixed maturity portfolio; refer to the Investments section of this MD&A for presentation of the credit quality of the Company's fixed maturity portfolio. Rating agency analysis is especially important to an insurance company because its ratings drive its ability to price and subsequently sell certain products. Performance measures based on National Association of Insurance Commissioners (NAIC) statutory-based accounting measures which are viewed as critical to the Company are: statutory premiums and deposits, a measure of actual inflows from customers indicating growth in any particular product line, and statutory reserve and capital, measures used by rating agencies and regulators of our ability to pay claims of our customers. Please refer to the tabular presentation of Protection, Asset Gathering, and G&SFP Segments results for a summary of key product statutory premiums and deposits. Return on equity and return on assets are shown below:

                                                For the years ended December 31,
                                                --------------------------------
                                                  2003      2002       2001
                                                  ----      ----       ----
                                                        (in millions)

Return on equity ...........................       8.6%       7.8%     10.7%
Return on assets ...........................       0.6%       0.5%      0.7%

Announced Merger with Manulife Financial Corporation

      On September 28, 2003, JHFS, the parent of John Hancock Life Insurance Company, entered into a definitive merger agreement with Manulife Financial Corporation (Manulife) which is expected to close early in the second quarter of 2004. In accordance with the agreement, each share of JHFS common stock will, at the time of the merger, be converted in to the right to receive 1.1853 shares of Manulife stock. It is estimated that the shares of Manulife common stock to be issued to JHFS shareholders in the merger will represent approximately 42.6% of the outstanding Manulife common stock after the merger. The merger has been approved by JHFS' shareholders but the closing is subject to conditions, including the approval by certain U.S. and Canadian regulatory authorities. Until the merger occurs, JHFS and the Company will continue to operate independently of Manulife. Thereafter the Company will operate as a subsidiary of Manulife. The John Hancock name will be Manulife's primary U.S. brand. This Annual Report on Form 10-K does not reflect or assume any changes to JHFS', or the Company's, business which may occur as a result of the proposed merger with Manulife.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Critical Accounting Policies and Estimates

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

      Consolidation Accounting

      In December 2003, the Financial Accounting Standards Board re-issued Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," (FIN 46R) which clarifies the consolidation accounting guidance of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," (ARB No. 51) to certain entities for which controlling interests are not measurable by reference to ownership in the equity of the entity. Such entities are known as variable interest entities (VIEs).

      The Company has finalized its FIN 46R analysis for some of the entities described below. For each of these, the application of FIN 46R required estimation by the Company of the future periodic cash flows and changes in fair values for each candidate, starting as of the Company's original commitment to invest in and/or manage each candidate, and extending out to the end of the full expected life of each. These cash flows and fair values were then analyzed for variability, and this expected variability was quantified and compared to total historical amounts invested in each candidate's equity to help determine if the candidate is a VIE. The Company also evaluated quantitative and non-quantitative aspects of control relationships among the owners and managers of each candidate to help determine if they are VIEs.

      For each candidate determined to be a VIE, the expected variable losses and returns were then theoretically allocated out to the various investors and other participants in each candidate, in order to determine if any party had exposure to the majority of the expected variable losses or returns, in which case that party is the primary beneficiary of the VIE. If the Company were determined to be primary beneficiary of any VIE the Company would use consolidation accounting or its relationship with it.

      The Company used significant levels of judgment while performing these quantitative and qualitative assessments. The discussion below describes the status and results of the Company's analysis of those entities which the Company has identified as reasonably possible candidates for consolidation under FIN 46R.

      The Investment Management Segment of the Company manages invested assets for customers under various fee-based arrangements using a variety of special purpose entities (SPEs) to hold assets under management for customers under these arrangements including investment vehicles commonly known as collateralized debt obligations (CDOs). Various business units of the Company sometimes invest in the debt or equity securities issued by the CDOs to support their insurance liabilities. The Company has determined that it is not the primary beneficiary of any of the CDOs and therefore does not consolidate them.

      The Company generates income tax benefits by investing in apartment properties (the Properties) that qualify for low income housing and/or historic tax credits. The Company invests in the Properties directly, and also invests indirectly via limited partnership real estate investment funds. The limited partnership real estate investment funds are consolidated into the Company's financial statements. The Properties are organized as limited partnerships or limited liability companies each having a managing general partner or a managing member. The Company is usually the sole limited partner or investor member in each Property; it is not the general partner or managing member in any Property. The Properties typically raise additional capital by qualifying for long term debt, which at times is guaranteed or otherwise subsidized by Federal or state agencies. In certain cases, the Company invests in these mortgages of the Properties, which are non-recourse to the general assets of the Company. In the event of default by a mortgagee of a Property, the mortgage is subject to foreclosure. The Company has previously determined that each Property is a VIE, but that the Company was not the primary beneficiary of any Property, under FIN 46, which was replaced by FIN 46R in December of 2003, as discussed above. The Company

                       JOHN HANCOCK LIFE INSURANCE COMPANY


is therefore currently re-evaluating whether each of the Properties are VIEs, and if so, if the Company is the primary beneficiary of each, in accordance with FIN 46R.

      The Company has a number of relationships with a disparate group of entities (Other Entities), which result from the Company's direct investment in their equity and/or debt. This group includes energy investment partnerships, investment funds organized as limited partnerships, and manufacturing companies in whose debt the Company invests, and which subsequently underwent corporate reorganizations. The Company has made no guarantees to any other parties involved with these entities, and has no further equity or debt commitments to them. The Company is currently evaluating whether each of these are VIEs, and if so, if the Company is the primary beneficiary of each.

      Additional liabilities recognized as a result of consolidating any of these Other Entities (or similarly, the CDOs and Properties) would not represent additional claims on the general assets of the Company; rather, they would represent claims against additional assets recognized by the Company as a result of these consolidations. Conversely, additional assets recognized as a result of these consolidations would not represent additional assets which the Company could use to satisfy claims against its general assets, rather they would be used only to settle additional liabilities recognized as a result of these consolidations.

      The Company's maximum exposure to loss in relation to these entities is limited to its investments in them, future debt and equity commitments made to them, and where the Company is the mortgagor to the Properties, the outstanding balance of the mortgages originated for them, and outstanding mortgage commitments they made to them. Therefore, the Company believes that the application of FIN 46R will have no impact on the Company's liquidity and capital resources beyond what is already presented in the consolidated financial statements and notes thereto.

      The Company discloses summary financial data and its maximum exposure to losses for all these candidates in Note 3 - Relationships with Variable Interest Entities in the Notes to Consolidated Financial Statements.

      Amortization of Deferred Policy Acquisition Costs

      Costs that vary with, and are related primarily to, the production of new business have been deferred to the extent that they are deemed recoverable. Such costs include commissions, certain costs of policy issue and underwriting, and certain agency expenses. Similarly, any amounts assessed as initiation fees or front-end loads are recorded as unearned revenue. The Company tests the recoverability of its deferred policy acquisition costs, or DAC, quarterly with a model that uses data such as market performance, lapse rates and expense levels. We amortize DAC on term life and long-term care insurance ratably with premiums. We amortize DAC on our annuity products and retail life insurance, other than term life insurance policies, based on a percentage of the estimated gross profits over the life of the policies, which are generally twenty years for annuities and thirty years for life policies. Our estimated gross profits are computed based on assumptions related to the underlying policies including mortality, lapse, expenses, and asset growth rates. We amortize DAC and unearned revenue on these policies such that the percentage of gross profits to the amount of DAC and unearned revenue amortized is constant over the life of the policies.

      Estimated gross profits, including net realized investment and other gains (losses), are adjusted periodically to take into consideration the actual experience to date and assumed changes in the remaining gross profits. When estimated gross profits are adjusted, we also adjust the amortization of DAC to maintain a constant amortization percentage over the life of the policies. Our current estimated gross profits include certain judgments by our actuaries concerning mortality, lapse and asset growth that are based on a combination of actual Company experience and historical market experience of equity and fixed income returns. Short-term variances of actual results from the judgments made by management can impact quarter to quarter earnings. Our history has shown us that the actual results over time for mortality, lapse and the combination of investment returns and crediting rates (referred in the industry as interest spread) for the life insurance and annuity products have reasonably followed the long-term historical trends. In recent years, actual results for market experience, or asset growth, have fluctuated considerably from historical trends and the long-term assumptions made in calculating expected gross profits. As a result, we changed some of these long-term assumptions in third quarter of 2002 (Q3 2002 Unlocking), as further described below.

      Q3 2002 Unlocking: As of September 30, 2002, the Company changed several future assumptions with respect to the expected gross profits in its variable life insurance business in the Protection Segment and its variable annuity business in the Asset Gathering Segment. First, we lowered the long-term growth rate assumption from 9% to 8% gross of fees (which are approximately 1% to 2%). Second, we lowered the average rates for the next five years from the mid-teens to 13% gross of fees. Finally, we increased certain fee rates on these policies (the variable series trust (VST) fee increase). These three changes are referred to collectively here and elsewhere in this document as the Q3 2002 Unlocking. The performance of the major market indices for the past five quarters has demonstrated the propriety of our changes in assumptions. The result of

                       JOHN HANCOCK LIFE INSURANCE COMPANY


these changes in assumptions was a net acceleration of amortization of DAC of $36.1 million in the variable annuity business in the Asset Gathering Segment and $13.1 million (net of $12.3 million of unearned revenue and $2.5 million in policy benefit reserves) in the variable life insurance business in the Protection Segment. The impact on net income of the Q3 2002 Unlocking to Q3 2002 income was a reduction of approximately $27.5 million. The accelerated amortization will reduce the total amortization of DAC in future periods, but will accelerate the amortization in the short term.

      Sensitivity of Deferred Acquisition Costs Amortization

      The level of DAC amortization in 2004 will vary if separate account growth rates vary from our current assumptions. The table below shows the estimated increased (decreased) quarterly DAC amortization that will result if actual separate account growth rates are different than the rates assumed in our DAC models.

                                                               Asset
                                                Protection   Gathering    Total
                                                ----------   ---------    -----
                                                           (in millions)
18% ........................................      $(1.2)      $(1.5)      $(2.7)
13% ........................................         --          --          --
 8% ........................................        1.3         1.8         3.1

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

      Certain of our fixed income securities classified as held-to-maturity and available-for-sale are not publicly traded, and quoted market prices are not available from brokers or investment bankers on these securities. The change in the fair value of the available-for-sale securities is recorded in other comprehensive income as an unrealized gain or loss. We calculate the fair value of these securities ourselves through the use of consistently applied pricing models and discounted cash flows calling for a substantial level of professional investment management judgment. Our approach is based on currently available information, including information obtained by reviewing similarly traded securities in the market, and we believe it to be appropriate and fundamentally sound. However, different pricing models or assumptions or changes in relevant current information could produce different valuation results. The Company's pricing model takes into account a number of factors based on current market conditions and trading levels of similar securities. These include current market based factors related to credit quality, country of issue, market sector and average investment life. The resulting prices are then reviewed by the pricing analysts and members of the Controller's Department. Our pricing analysts take appropriate action to reduce valuation of securities where an event occurs which negatively impacts their value. Certain events that could impact the valuation of securities include changes in issuer credit ratings, changes in the business climate, actions of issuer management, litigation and government actions, among others.

      As part of the valuation process we attempt to identify securities which may have experienced an other-than-temporary decline in value, and thus require the recognition of an impairment. To assist in identifying impairments, at the end of each quarter our Investment Review Committee reviews all securities where market value is less than ninety percent of amortized cost for three months or more to determine whether impairments need to be taken. This committee includes the head of workouts, the head of each industry team, corporate chief risk officer who reports to the chief financial officer, and the head of portfolio management. The analysis focuses on each company's or project's ability to service its debts in a timely fashion and the length of time the security has been trading below cost. The results of this analysis are reviewed by the Life Company's Committee of Finance, a subcommittee of the Life Company's Board of Directors, quarterly. To supplement this

                       JOHN HANCOCK LIFE INSURANCE COMPANY


process, a quarterly review is made of the entire fixed maturity portfolio to assess credit quality, including a review of all impairments with the Life Company's Committee of Finance. See "Management's Discussion and Analysis of Financial Condition and Analysis of Financial Condition and Results of Operations--General Account Investments" section of this document for a more detailed discussion of this process and the judgments used therein.

      Benefit Plans

      The Company annually reviews its pension and other post-employment benefit plan assumptions for the discount rate, the long-term rate of return on plan assets, and the compensation increase rate. All assumptions are reviewed and approved by the Chief Financial Officer and reviewed with the Audit Committee of the Board of Directors.

      The assumed discount rate is set in the range of (a) the rate from the December daily weighted average of long-term corporate bond yields (as published by Moody's Investor Services for rating categories A, Aa, Aaa, and Baa) less a 5% allowance for expenses and default and (b) the rate from the rounded average of the prior year's discount rate and the rate in (a) above. In 2003 the Company set the rate at 6.25%. A 0.25% increase in the discount rate would decrease pension benefits Projected Benefit Obligation (PBO) and 2004 Net Periodic Pension Cost (NPPC) by approximately $56.1 million and $3.7 million respectively. A 0.25% increase in the discount rate would decrease other post-employment benefits Accumulated Postretirement Benefit Obligation (APBO) and 2004 Net Periodic Benefit Cost (NPBC) by approximately $14.3 million and $1.0 million respectively.

      The assumed long-term rate of return on plan assets is generally set at the long-term rate expected to be earned (based on the Capital Asset Pricing Model and similar tools) based on the long-term investment policy of the plans and the various classes of the invested funds. For 2004 Net Periodic Pension (and Benefit) cost, it is expected that an 8.75% long term rate of return assumption will be used. A 0.25% increase in the long-term rate of return would decrease 2004 NPPC by approximately $5.0 million and 2003 NPBC by approximately $0.6 million. The expected return on plan assets is based on the fair market value of the plan assets as of December 31, 2003.

      The compensation rate increase assumption is generally set at a rate consistent with current and expected long-term compensation and salary policy; including inflation. A change in the compensation rate increase assumption can be expected to move in the same direction as a change in the discount rate. A 0.25% decrease in the salary scale would decrease pension benefits PBO and NPPC by approximately $5.6 million and $1.1 million respectively. Post employment benefits are independent of compensation.

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

Economic Trends

      Economic trends impact profitability and sales of the Company. The impact of economic trends on the Company's profitability are similar to their impact on the financial markets. The Company estimates that a full year increase (decrease) in interest rates of 1.0% would increase (decrease) segment after tax operating income by approximately $6.0 million, and that a full year increase (decrease) in equity markets of 5% would increase (decrease) segment after tax operating income by approximately $10 million.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY


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

      Premiums and deposits of our individual annuity products decreased from a strong prior year by 20% to $2,724.5 million for the year ended December 31, 2003, driven by a 45.7% decrease in the variable annuity business, and a 13.1% decrease in the fixed annuity business. Premiums and deposits on our long-term care insurance increased 17.0%, to $547.2 million for year ended December 31, 2003 due to strong growth in the business and increasing renewal premiums, while our variable life insurance product deposits in 2003 decreased 14.9%, to $789.0 million, from the prior year. The average policyholder account value in the universal life insurance product line increased 25.6%, or $842.9 million, for year ended December 31, 2003 from 2002, due to underlying growth and the December 31, 2002 acquisition of Allmerica's fixed universal life insurance business. The rebound in the equity markets in 2003 led to an increase in mutual fund assets under management to $29,289.9 million at December 31, 2003. The increase was due to $4,009.4 million of market appreciation in 2003. Our mutual fund operations were impacted by general market trends, and any upturn or downturn in the market may affect our future operating results. Changes in laws or regulations related to the mutual fund industry may negatively impact our future operating results.

      In our institutional business, sales of fund-type products decreased $997.9 million, or 25.9%, to $2,854.6 million in 2003. The decrease was driven by decreasing demand for GICs and increased market competition. Partially offsetting this decrease was an increase in sales of our group annuity products and SignatureNotes. Sales of the annuity product increased 61.4%, or $179.5 million. In addition, sales of SignatureNotes, which were launched in August 2002, continued to be strong, as they grew 324.1%, or $983.2 million to $1,286.6 million. SignatureNotes are designed to generate sales from the conservative retail investor looking for stable returns. Moreover, our investment management services provided to domestic and international institutions include services and products such as investment advisory client portfolios, individually managed and pooled separate accounts, registered investment company funds, bond and mortgage securitizations, collateralized bond obligation funds and mutual fund management capabilities. Assets under management in our Investment Management Segment increased to $27,763.4 million as of December 31, 2003 from $27,491.4 million as of December 31, 2002. This $0.3 billion increase in assets under management was driven by $3.8 billion in deposits, $3.0 billion in market appreciation and $0.2 billion in reinvested dividends partially offset by $6.7 billion of outflows.

Transactions Affecting Comparability of Results of Operations

      The acquisitions described under the table below were recorded under the purchase method of accounting and, accordingly, the operating results have been included in the Company's consolidated results of operations from the applicable date of acquisition. Each purchase price was allocated to the assets acquired and the liabilities assumed based on estimated fair values, with the excess of the applicable purchase price over the estimated fair values of the acquired assets and liabilities, if any, recorded as goodwill. These businesses or books of business generally were acquired by the Company in execution of its plan to acquire businesses and products that have strategic value, meet its earnings requirements and advance the growth of its current businesses. The following table presents actual and proforma data for comparative purposes, for the periods indicated to demonstrate the proforma effect of the acquisitions as if they occurred on January 1, 2001.

      The disposal described under the table below was conducted in order to execute the Company's strategy to focus resources on businesses in which it can have a leadership position. The table below presents actual and proforma data for comparative purposes for the periods indicated to demonstrate the proforma effect of the acquisitions and disposal as if they occurred on January 1, 2001.

                                     Year Ended December 31,
                   2003                 2002                  2001
                 Proforma     2003    Proforma     2002     Proforma     2001
                ---------------------------------------------------------------
                (unaudited)          (unaudited)           (unaudited)

Revenue .....   $7,261.3   $7,306.1   $6,406.9   $6,492.8   $7,043.5   $7,145.5

Net income ..   $  587.7   $  590.5   $  463.3   $  458.9   $  582.0   $  573.9

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Acquisitions:

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

Disposal:

On June 19, 2003, the Company agreed to sell its group life insurance business through a reinsurance agreement with Metropolitan Life Insurance Company, Inc. (MetLife). The Company is ceding all activity after May 1, 2003 to MetLife. The transaction was recorded as of May 1, 2003 and closed November 4, 2003.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Results of Operations

      The table below presents our consolidated results of operations and consolidated financial information for the periods indicated.

                                                                            For the Years Ended December 31,
                                                                             2003        2002       2001
                                                                           ---------------------------------
                                                                                     (in millions)
Revenues
     Premiums ..........................................................   $2,039.4    $1,984.2    $2,351.9
     Universal life and investment - type product fees .................      639.2       606.0       600.8
     Net investment income .............................................    3,799.4     3,581.0     3,646.2
     Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholders and the
         policyholder dividend obligation (1) ..........................       58.2      (450.5)     (245.8)
     Investment management revenues, commissions, and other fees .......      500.0       530.6       606.6
     Other revenue (expense) ...........................................      269.9       241.5       185.8
                                                                           --------    --------    --------

         Total revenues ................................................    7,306.1     6,492.8     7,145.5

Benefits and expenses
     Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to
         participating pension contractholders and the policyholder
         dividend obligation (2) .......................................    3,849.2     3,805.2     4,328.1
     Other operating costs and expenses ................................    1,406.0     1,250.5     1,249.3
     Amortization of deferred policy acquisition costs, excluding amounts related to net realized investment and other
         gains (losses) (3) ............................................      298.3       313.4       249.0
     Dividends to policyholders ........................................      537.8       556.2       551.7
                                                                           --------    --------    --------

     Total benefits and expenses .......................................    6,091.3     5,925.3     6,378.1

Income before income taxes and cumulative effect of accounting
     changes ...........................................................    1,214.8       567.5       767.4

Income taxes ...........................................................      345.3       108.6       200.7
                                                                           --------    --------    --------

Income before cumulative effect of accounting changes ..................      869.5       458.9       566.7
Cumulative effect of accounting changes, net of taxes (4) ..............     (279.0)         --         7.2
                                                                           --------    --------    --------

Net income .............................................................   $  590.5    $  458.9    $  573.9
                                                                           ========    ========    ========

(1) Net of related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholders and the policyholder dividend obligation of $(55.8) million, $(74.1) million and $(4.1) million for the years ended December 31, 2003, 2002, and 2001, respectively.
(2) Excluding amounts related to net realized investment and other gains (losses) credited to participating pension contractholders and the policyholder dividend obligation of $(61.9) million, $(35.2) million and $25.3 million, for the years ended December 31, 2003, 2002, and 2001, respectively.
(3) Excluding amounts related to net realized investment and other gains (losses) of $6.1 million, $(38.9) million and $(29.4) million for the years ended December 31, 2003, 2002, and 2001, respectively.
(4) Cumulative effect of accounting changes is shown net of taxes of $150.2 million for 2003 and $(4.2) million for 2001. There was no cumulative effect of accounting changes in 2002. The cumulative effect of accounting change in 2003 relates to the Company's adoption of DIG B36 effective October 1, 2003. For additional discussion of DIG B36, refer to Note 1 -- Summary of Significant Accounting Policies in the notes to the consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Consolidated income before income taxes and cumulative effect of accounting changes increased 114.1%, or $647.3 million, from the prior year. The increase was driven by growth in income before taxes of $268.5 million in the Corporate and Other Segment, $147.5 million in the Protection Segment, $120.2 million in the Guaranteed and Structured Financial Products, $97.0 million in the Asset Gathering Segment, and $14.1 million in the Investment Management Segment.

      Net realized investment and other gains increased 112.9%, or $508.7 million, from prior year. See detail of current year net realized investment and other gains in the table below. The change in net realized investment gains is the result of gross gains on disposal of fixed maturity securities of $464.5 million, real estate of $289.7 million driven by the sale of the Home Office properties, equity securities of $101.1 million and mortgage loans on real estate of $75.8 million. These gains are partially offset by impairments on fixed maturity securities of $515.1 million and associated hedging adjustments during the period. The improvement of $508.7 million in net realized investment and other losses in 2003 is net of $3.4 million in net realized investment and other losses allocated to the participating pension contractholders and $58.5 million in net realized investment and other losses allocated to the policyholder dividend obligation.

      The impairments in the current period were driven by losses recognized on other than temporary declines in value of fixed maturity securities of $539.2 million, including impairment losses of $515.1 million and $24.1 million of previously recognized gains where the bond was part of a hedging relationship. The largest impairments were write-downs on $113.2 million on public & private fixed maturity securities (including an impairment loss of $112.7 million and $0.5 million in previously recognized gains where the bonds were part of a hedging relationship) on an international dairy company headquartered in Italy, $37.7 million (including an impairment loss of $37.3 million and $0.4 million in previously recognized gains where the bonds were part of a hedging relationship) on public fixed maturity securities relating to a large, national farmer-owned dairy cooperative, $36.8 million on private fixed maturity securities (including an impairment loss of $31.7 million and $5.1 million in previously recognized gains where the bond was part of a hedging relationship) on a toll road in Texas, $36.1 million on private and public fixed maturity securities (including an impairment loss of $34.6 million and $1.5 million in previously recognized gains where the bond was part of a hedging relationship) secured by aircraft leased by a large U.S. airline, and $29.8 million on private fixed maturity securities relating to an Australian mining company. Additional losses were recorded for other than temporary declines in the equity in collateralized bond obligations of $29.8 million and other equity securities of $27.8 million during 2003. For a more complete discussion of impairments see General Accounts Investments in this MD&A.

                                                                                                   Net Realized
                                                       Gross Gain    Gross Loss      Hedging        Investment
For the Year Ended December 31, 2003       Impairment  on Disposal  on Disposal    Adjustments  and Other Gain/(Loss)
                                          ---------------------------------------------------------------------------
                                                                         (in millions)
Fixed maturity securities ......           $(515.1)      $464.5      $ (95.3)      $(246.9)        $(392.8)
Equity securities ..............             (27.8)       101.1         (3.4)           --            69.9
Mortgage loans on real estate ..                --         75.8        (40.9)        (63.7)          (28.8)
Real estate ....................                --        289.7        (16.8)           --           272.9
Other invested assets ..........             (29.8)        25.2        (30.6)           --           (35.2)
Derivatives ....................                --           --           --         116.4           116.4
                                            -------------------------------------------------------------------------
               Subtotal ........           $(572.7)      $956.3      $(187.0)      $(194.2)        $   2.4
                                            =========================================================================

          Amortization adjustment for deferred policy acquisition costs......................      $  (6.1)
          Amounts credited to participating pension contractholders..........................          3.4
          Amounts credited to the policyholder dividend obligation...........................         58.5
                                                                                                ---------------------
               Total.........................................................................      $  58.2
                                                                                                =====================

(1) Fixed maturities gain on disposals includes $90.3 million of gains from previously impaired securities.
(2) Fixed maturities loss on disposals includes $28.8 million of credit related losses.

      In addition to impairment losses, the Company incurred losses on disposal of fixed maturity securities of $95.3 million, losses on the disposal of mortgage loans on real estate investments of $40.9 million, losses on the disposal of other invested assets of $30.6 million, losses on the disposal of real estate of $16.8 million and losses on disposal of equity securities of $3.4 million

      The increase in income before income taxes and the cumulative effect of an accounting change in the Corporate and Other Segment was driven by growth in net realized investment and other gains of $371.5 million due to a gain of $271.4 million (excluding a deferred profit of $209.4 million) on the sale of the Company's Home Office properties during the first

                       JOHN HANCOCK LIFE INSURANCE COMPANY


quarter of 2003. See Note 9 - Sale/Leaseback Transaction and Other Lease Obligations in the notes to the consolidated financial statements. The increased earnings in the G&SFP Segment was primarily due to a $98.5 million improvement in net realized investment and other losses. The increase in the Protection Segment was driven by a $111.0 million increase in net investment income, a $34.0 million increase in net realized investment and other losses, and a $34.6 million increase in universal life product fees. The increase in the Asset Gathering Segment was driven by growth in net investment income, partially offset by a decrease of $34.4 million in management advisory fees due to lower assets under management, partially offset by a decrease in operating expenses. The Investment Management Segment's income before income taxes and cumulative effect of accounting changes increased due to an increase of $9.0 million in net realized investment and other gains and a $7.0 million increase in management advisory fees.

      Premium revenues increased 2.8%, or $55.2 million, from the prior year. The increase was primarily due to the Protection Segment which increased $37.5 million driven primarily by long-term care insurance premiums, which increased 17.0%, or $79.4 million, partially offset by a decline in traditional life insurance premiums of 4.0%, or $42.0 million. Also contributing to the increase in premiums was the Corporate and Other Segment which increased $13.3 million. The growth in Corporate and Other was driven by the International Group Program partially offset by the sale of the group life business effective May 1, 2003.

      Universal life and investment-type product fees increased 5.5%, or $33.2 million, from the prior year. These product fees consist primarily of cost of insurance fees on our variable life insurance and universal life insurance products and mortality and expense fees on our variable annuity products. The increase was primarily due an increase of $34.6 million in the Protection Segment driven by growth in average account values in universal life insurance products driven by the acquisition of the Allmerica block of fixed universal life insurance business as of December 31, 2002 and growth in the existing business. Partially offsetting the growth in the Protection Segment was a decline of $1.8 million in product fees in the Asset Gathering Segment where the decline in variable annuity fund balances drove the fees down.

      Net investment income increased 6.1%, or $218.4 million, from the prior year. The increase was primarily the result of asset growth and lower investment expenses. Overall, the 2003 yield, net of investment expenses, on the general account portfolio decreased to 5.96% from 6.29% in the prior year. The lower portfolio yield was driven primarily by the drop in short-term interest rates during the year, which impacts floating rate investments, and lower yields on investment acquisitions. In summary, the change in yields was driven by the following factors:

      o As of December 31, 2003, the Company's asset portfolio had approximately $13 billion of floating-rate exposure (primarily LIBOR). This compares to approximately $12 billion of exposure as of December 31, 2002. This exposure was created mostly through interest rate swaps designed to match our floating-rate liability portfolio. As of December 31, 2003, approximately 88% of this exposure, excluding cash and short-term investments, was directly offset by exposure to floating-rate liabilities. Most of the remaining 12% of exposure is in floating rate assets acquired for their relative value and is accounted for in the portfolio's interest rate risk management plan. As a result of the drop in short term rates over the year, as well as the increase in exposure, this floating-rate exposure reduced the portfolio yield by 11 basis points in 2003 compared to the prior year.

      o Certain of our tax-preferenced investments (lease residual management and affordable housing limited partnerships) dilute the Company's net portfolio yield on a pre-tax basis. In 2003, this dilutive effect was 11 basis points, compared to 10 basis points in 2002. However, adjusting for taxes, these investments increased the Company's net income by $7.6 million in 2003 relative to 2002.

      o The inflow of new cash for the twelve-month period ending December 31, 2003 was invested at rates that were below the portfolio rate. In addition, maturing assets rolled over into new investments at rates less favorable than those available in 2002. These two factors account for the majority of the remaining decline in portfolio rates.

      Partially offsetting the effects of these decreases to yields on investments was an increase in invested assets and a reduction in investment expenses. In 2003, weighted-average invested assets grew $6,787.3 million, or 11.9%, from the prior year. In addition, investment expenses were reduced $36.9 million in 2003 compared to the prior year. Included are reductions in corporate complex expenses and in depreciation expenses associated with the sale of the Company's home office real estate of $44.9 million.

      Investment management revenues, commissions, and other fees decreased 5.8%, or $30.6 million, from the prior year. The decrease in fee revenue was driven by the Asset Gathering Segment where fees decline $34.4 million driven by the mutual funds business where distribution and advisory fees declined due to a shift in the product mix. Average mutual fund

                       JOHN HANCOCK LIFE INSURANCE COMPANY


assets under management were $27,159.7 million, an increase of $356.4 million, or 1.3% from the prior year. Partially offsetting the decline in the Asset Gathering Segment management fees was growth in the Investment Management Segment of $7.0 million driven by successes with the new vertical integration strategy in the Hancock Natural Resource Group.

      Other revenue increased 11.8%, or $28.4 million, from the prior year. The increase in other revenue is due to Signature Fruit, a subsidiary of the Company since April 2, 2001, which acquired certain assets and assumed certain liabilities out of bankruptcy proceedings of Tri Valley Growers, Inc., a cooperative association on that date. The revenues and expenses of Signature Fruit are included in the Company's income statement in other revenue and other operating costs and expenses, respectively, in the Corporate and Other Segment. Signature Fruit generated revenue of $254.5 million in 2003, an increase of $18.6 million from the prior year. Also included in other revenues is the fee revenue generated in the Federal long-term care insurance business, its primary operating revenue. The Federal long-term care insurance business is a fee business where the Company administers and supports employee long-term care insurance benefits offered by the Federal Government to its employees. Federal long-term care insurance fee revenue increased $7.2 million from the prior year, its start-up year.

      Benefits to policyholders increased 1.2%, or $44.0 million, from the prior year. Benefits to policyholders in the Protection Segment increased 5.9%, or $106.1 million, from the prior year, due to growth in long-term care insurance benefits to policyholders of 21.3%, or $88.7 million, primarily due to additions to reserves for premium growth and higher claim volume on growth of the business during the period. In addition, in the Protection Segment the non-traditional life insurance business experienced increased benefits to policyholders of 8.4%, or $24.1 million, primarily due to an increase in interest credited on higher current year account balances, partially offset by a $19.2 million decrease in reserves for lower reserves on term conversions and a decrease in death claims, net of reserves released. Benefits to policyholders in the Asset Gathering Segment increased 12.1%, or $54.0 million, driven by a $40.3 million increase in interest credit on growing fixed annuity account balances and $9.5 million increase in reserve provisions related to sales of life-contingent immediate fixed annuities. Benefits to policyholders in the G&SFP Segment decreased 8.7%, or $102.8 million, driven by a decrease of $60.5 million in interest credited on spread-based products due to a decline in the average interest crediting rate. The decrease in interest credited was due to a decline in the average interest credited rate on account balances for spread-based products. The average crediting rate fell to 4.22% from 4.85% in the prior year.

      Other operating costs and expenses increased $155.5 million from the prior year, driven by an increase of $113.6 million in the Corporate and Other Segment driven by increases in net periodic pension costs of $32.0 million, deficiency interest of $22.4 million, $12.3 million in compensation costs, $3.3 million in pension curtailment losses, and administrative service contracts of $4.6 million. In addition, Signature Fruit operating expenses increased $16.5 million. Signature Fruit other operating costs and expenses were $257.8 million in 2003 and $241.3 million in the prior year. G&SFP Segment other operating costs and expenses increased $58.9 million on increased investment income transferred on reinsurance ceded and higher compensation costs. Asset Gathering Segment other operating costs and expenses decreased $19.7 million driven by lower commission expense in the mutual fund business. The Protection Segment other operating costs and expenses decreased $2.3 million driven by general insurance expenses and amortization of intangibles related to the Allmerica acquisition.

      Amortization of deferred policy acquisition costs decreased 4.8%, or $15.1 million, from the prior year. The decrease in amortization of deferred policy acquisition costs was primarily due to the $64.0 million Q3 2002 Unlocking of the Company's deferred policy acquisition costs (DAC) asset, which increased amortization of the DAC asset in 2002. The Q3 2002 Unlocking of the DAC asset occurred based on changes in the future investment return assumptions and our lowering of the long-term growth rate assumption from 9% to 8%, gross of fees (which are approximately 1% to 2%). In addition, we lowered the average rates for the next five years from the mid-teens to 13%, gross of fees. The Q3 2002 Unlocking impacted the Asset Gathering and Protection Segments. (See Note 1--Summary of Significant Accounting Policies in the notes to consolidated financial statements and Critical Accounting Policies in this MD&A for further discussion). The decrease in amortization of DAC due to Q3 2002 Unlocking of the DAC asset was partially offset by a $13.6 million increase in amortization in the Protection Segment for growth in the long-term care insurance business and adjusting gross profit margins for term conversions in the non-traditional life insurance business.

      Dividends to policyholders decreased 3.3%, or $18.4 million from the prior year. The decrease in dividends to policyholders was driven by the Protection Segment, which decreased 8.1%, or $41.5 million. This decrease was due to the full year impact of lowering of the dividend scale on traditional life insurance products in the prior year. Partially offsetting the decrease in the dividend scale was growth in the traditional life insurance products average reserves, which increased approximately 3.3% from the prior period. Offsetting the decline in dividends in the Protection Segment was a $29.1 million increase in the Corporate and Other Segment. The increase in dividends in the Corporate and Other Segment was due to the accounting for the sale of the group life business effective May 1, 2003.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


      Income taxes were $345.3 million in 2003, compared to $108.6 million for 2002. Our effective tax rate was 28.4% in 2003, as compared to 19.1% in 2002. The higher effective tax rate was primarily due to increased pre-tax income driven by improved net realized investment and other gains/losses, partially offset by increased affordable housing tax credits.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      The following discussion reflects the adoption of Statement of Position s(SOP) 00-3, "Accounting by Insurance Enterprises for Demutualizations and Formation of Mutual Insurance Holding Companies and Certain Long-Duration Participating Contracts" for all periods subsequent to the adoption of the closed block on February 1, 2000. In addition, the following discussion reflects the December, 2001 transfer of both the Company's remaining portion of John Hancock Canadian Holdings Limited and certain international subsidiaries held by the Company, with a total carrying value of $300.1 million at December 31, 2001 to its parent, JHFS, in the form of a dividend. The transfer has been accounted for as a transfer of entities under common control. As a result of the transfer, all prior period consolidated financial data has been restated to exclude the results of operations, financial position, and cash flows of these transferred foreign subsidiaries from the Company's financial statements. No gain or loss was recognized on the transfer transaction.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY


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

      Net investment income decreased $65.2 million from the prior year. The decrease was primarily the result of lower yields, partially offset by asset growth and lower investment expenses. Overall, the 2002 yield, net of investment expenses, on the general account portfolio decreased to 6.29% from 7.25% in the prior year. The lower yield was driven primarily by the sharp drop in short-term rates during the year, which impacts floating rate investments, and lower yields on investment acquisitions. The changes in yields were impacted by the following drivers:

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

      o Certain of our tax-preferenced investments (lease residual management and affordable housing limited partnerships) dilute the Company's net portfolio yield on a pre-tax basis. In 2002, this dilutive effect was 10 basis points, compared to 8 basis points in 2001. However, adjusting for taxes, these investments increased the Company's after-tax earnings by $7.9 million in 2002 relative to 2001.

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

      Partially offsetting the effects of these decreases to yields on investments was an increase in invested assets and a reduction in investment expenses. In 2002, average invested assets grew $6,583.1 million, or 13.1% from the prior year. In addition, investment expenses were reduced $15.5 million in 2002 compared to the prior year. Also included are reductions in corporate operating expenses and in depreciation expenses associated with the sale of the Company's Home Office properties.

      Net realized investment and other losses increased 83.3%, or $204.7 million, from the prior year. The increase was driven by other than temporary declines in value of fixed maturity securities of $603.0 million (including impairment losses of $565.9 million and $37.1 million of preciously recognized gains where the bond was part of a hedging relationship), the largest of which were on securities issued by United Airlines, US Airways, Enron and affiliates, NRG Energy Group, among others; additional detail is provided previously and in General Account Investments in this MD&A. The Company also incurred losses on the other than temporary declines in value of the equity in collateralized bond obligations of $61.3 million

                       JOHN HANCOCK LIFE INSURANCE COMPANY


and other equity securities of $26.9 million. In addition, the Company incurred losses on disposal of real estate of $36.5 million. For additional analysis regarding net realized investment and other losses, see General Account Investments in this MD&A.

      Investment management revenues, commissions, and other fees decreased 12.5%, or $76.0 million, from the prior year. The decrease in fee revenue was the result of lower average assets under management in the mutual fund business and a shift in the product mix. Assets under management decreased 13.5%, or $3,479.6 million, compared to the prior year. Underwriting and distribution fees decreased 12.0%, or $27.8 million, primarily due to the decrease in front-end load mutual fund sales, and accordingly, commission revenue and distribution fees. Mutual fund advisory fees declined 14.2%, or $25.3 million, in 2002, primarily due to lower average assets under management.

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

      Benefits to policyholders decreased 12.1%, or $522.9 million, from the prior year. The decrease in benefits to policyholders was driven by a decrease in the G&SFP Segment of 36.5%, or $682.4 million. Benefits to policyholders in G&SFP Segment spread-based products decreased 36.5%, or $682.5 million, from the prior year, due to increased level of reinsurance arrangements and lower interest credited. Interest credited decreased 15.3%, or $184.1 million, from the prior year. The decrease in interest credited was due to a decline in the average interest credited rate on account balances for spread-based products, due to the reset of approximately $10 billion of liabilities with floating rates and new business added at current market rates. The average crediting rate fell to 4.85% from 6.33% in the prior year. Partially offsetting the decrease in benefits to policyholders in the G&SFP Segment was an increase in the Protection Segment of 11.5%, or $184.3 million primarily due to growth in the long-term care insurance business where the Company increased reserves for premium growth and higher claim volume. In addition, benefits to policyholders increased in the non-traditional life insurance business due to growth in the in-force. The non-traditional life insurance business had an increase in benefits to policyholders of 20.8%, or $50.1 million, primarily due to a $29.0 million increase in interest credited on higher current year account balances, and also driven by a $15.3 million increase in death claims, net of reserves released.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY


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

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Results of Operations by Segment

      We evaluate segment performance and base management's incentives on segment after-tax operating income, which excludes the effect of net realized investment gains and losses and unusual or non-recurring events and transactions. In addition, we believe most investors and analysts that follow our industry also measure results on the same basis. Total segment after-tax operating income is a non-GAAP measure which is determined by adjusting GAAP net income for net realized investment gains and losses, and certain other items which we believe are not indicative of overall operating trends. While these items may be significant components in understanding and assessing our consolidated financial performance, we believe that the presentation of segment after-tax operating income enhances the understanding of our results of operations by highlighting net income attributable to the normal, recurring operations of the business. However, segment after-tax operating income is not a substitute for net income determined in accordance with GAAP.

      A discussion of the adjustments to GAAP reported income, many of which affect each operating segment, follows. A reconciliation of segment after-tax operating income, as adjusted, to GAAP reported net income precedes each segment discussion.

                                                                      For the Years Ended December 31,
                                                                    2003           2002            2001
                                                                   ------------------------------------
                                                                               (in millions)
Segment Data: (1)
Segment after-tax operating income (loss):
     Protection Segment ........................................   $  371.8      $  310.6      $  284.3
     Asset Gathering Segment ...................................      194.3         130.7         148.3
                                                                   --------      --------      --------
         Total Retail Segments .................................      566.1         441.3         432.6

     Guaranteed and Structured Financial Products Segment ......      287.4         268.7         238.0
     Investment Management Segment .............................       29.8          21.2          29.8
                                                                   --------      --------      --------
         Total Institutional Segments ..........................      317.2         289.9         267.8

     Corporate and Other Segment ...............................      (44.6)         43.4          55.4
                                                                   --------      --------      --------
         Total segment after-tax operating income ..............      838.7         774.6         755.8

After-tax adjustments: (1)
     Net realized investment and other gains (losses), net .....       30.8        (285.8)       (157.5)
     Class action lawsuit ......................................         --         (19.5)        (19.5)
     Restructuring charges .....................................         --         (10.4)        (25.4)
     Surplus tax ...............................................         --            --          13.3
                                                                   --------      --------      --------
         Total after-tax adjustments ...........................       30.8        (315.7)       (189.1)
                                                                   --------      --------      --------

GAAP Reported:
     Income before cumulative effect
         of accounting changes .................................      869.5         458.9         566.7
     Cumulative effect of accounting changes, net of tax .......     (279.0)           --           7.2
                                                                   --------      --------      --------
     Net income ................................................   $  590.5      $  458.9      $  573.9
                                                                   ========      ========      ========

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY


      Net realized investment and other gains (losses) have been reduced by: (1) amortization of deferred policy acquisition costs to the extent that such amortization results from net realized investment and other gains (losses), (2) the portion of net realized investment and other gains (losses) credited to certain participating contractholder accounts and (3) the portion of net realized investment and other gains (losses) credited to the policyholder dividend obligation. We believe presenting net realized investment and other gains (losses) in this format provides information useful in evaluating our operating performance. This presentation may not be comparable to presentations made by other insurers. Summarized below is a reconciliation of (a) net realized investment and other gains (losses) per the consolidated financial statements and (b) the adjustment made for net realized investment and other gains (losses) to calculate segment after-tax operating income for the years presented.

                                                                                      For the Years Ended December 31,
                                                                                     2003           2002          2001
                                                                                    ------------------------------------
                                                                                               (in millions)
Net realized investment and other gains (losses) ................................   $   2.4       $(524.6)      $(249.9)
Add amortization of deferred policy acquisition costs related to net
     realized investment and other gains (losses) ...............................      (6.1)         38.9          29.4
Add amounts credited to participating pension contractholder accounts ...........       3.4          23.3         (42.3)
Add amounts credited to the closed block policyholder
     dividend obligation ........................................................      58.5          11.9          17.0
                                                                                    -------       -------       -------

Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholders and amounts credited to the closed block policyholder dividend obligation per consolidated financial
     statements .................................................................      58.2        (450.5)       (245.8)
Less net realized investment and other (gains) losses attributable to
     mortgage securitizations ...................................................     (11.5)         (0.9)         (3.2)
                                                                                    -------       -------       -------
Net realized investment and other gains (losses), net--pre-tax
     adjustment to calculate segment operating income ...........................      46.7        (451.4)       (249.0)
Income tax effect ...............................................................     (15.9)        165.6          91.5
                                                                                    -------       -------       -------

Net realized investment and other gains (losses), net--after-tax
     adjustment to calculate segment operating income ...........................   $  30.8       $(285.8)      $(157.5)
                                                                                    =======       =======       =======

      During 1997, the Company entered into a court-approved settlement relating to a class action lawsuit involving certain individual life insurance policies sold from 1979 through 1996. In entering into the settlement, the Company specifically denied any wrongdoing. The total reserve held in connection with the settlement to provide for relief to class members and for legal and administrative costs associated with the settlement amounted to $3.2 million and $11.9 million at December 31, 2003 and 2002, respectively. The Company incurred no costs related to the settlement in 2003 or 2002. Costs incurred related to the settlement were $19.5 million after-tax in 2001. The estimated reserve is based on a number of factors, including the estimated cost per claim and the estimated costs to administer the claims.

      Administration of the alternative dispute resolution (ADR) component of the settlement is essentially complete. Although some uncertainty remains as to the cost of claims in the final phase (i.e., arbitration) of the ADR process, it is expected that the final cost of the settlement will not differ materially from the amounts presently provided for by the Company.

      During 2002 and 2001, we incurred restructuring charges as part of a plan to reduce costs and increase future operating efficiency by consolidating portions of our operations. The plan consists primarily of reducing staff in the home office.

      We had been subject to the surplus tax imposed on mutual life insurance companies which disallows a portion of mutual life insurance company's policyholder dividends as a deduction from taxable income. Since then, as a stock company, we are no longer subject to the surplus tax and have excluded it from segment after-tax operating income in all periods.

      Amortization of Goodwill

      The excess of cost over the fair value of the net assets of businesses acquired was $108.6 million at December 31, 2003 and 2002. Prior to 2002, goodwill was amortized on a systematic basis over periods not exceeding 40 years, which periods corresponded with the benefits estimated to be derived from the acquisitions. Accumulated amortization and other changes was $58.1 million at both December 31, 2003 and 2002. Amortization expense included in other operating costs and

                       JOHN HANCOCK LIFE INSURANCE COMPANY


expenses was $11.3 million in 2001. No amortization of goodwill occurred in 2003 and 2002 pursuant to current accounting guidance. The Company evaluates goodwill for impairment using valuations of reporting units and also whenever significant events or changes indicate an impairment may exist. If the fair value analysis did not support the goodwill recorded, an impairment would be recognized resulting in a charge to current operations to reduce the carrying value of the goodwill to its fair value.

The following table shows the amount of goodwill amortization by applicable segment:

                                                                For the Years Ended December 31
                                                                  2003       2002         2001
                                                               ---------------------------------
                                                                         (in millions)
Amortization of Goodwill:
     Protection Segment ....................................          --          --       $ 4.0
     Asset Gathering Segment ...............................          --          --         6.8
                                                               ---------   ---------   ---------
         Total Retail Segments .............................                                10.8

     Guaranteed and Structured Financial Products Segment ..          --          --          --
     Investment Management Segment .........................          --          --         0.5
                                                               ---------   ---------   ---------
         Total Institutional Segments ......................                                 0.5

     Corporate and Other Segment ...........................          --          --          --
                                                               ---------   ---------   ---------
         Total goodwill amortization expense ...............          --          --       $11.3
                                                               =========   =========   =========

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Protection Segment

      The following table presents certain summary financial data relating to the Protection Segment for the periods indicated.

                                                                  For the Years Ended December 31,
                                                                    2003        2002        2001
                                                                  --------------------------------
                                                                           (in millions)
Operating Results:
Revenues
     Premiums .................................................   $1,543.5    $1,506.0    $1,363.9
     Universal life and investment-type product fees ..........      476.4       441.8       423.9
     Net investment income ....................................    1,421.7     1,310.7     1,258.5
     Other revenue ............................................        7.7         1.4         8.4
                                                                  --------    --------    --------
         Total revenues .......................................    3,449.3     3,259.9     3,054.7

Benefits and expenses
     Benefits to policyholders ................................    1,893.7     1,773.4     1,603.3
     Other operating costs and expenses .......................      343.6       322.5       339.2
     Amortization of deferred policy acquisition costs,
         excluding amounts related to net realized and other
         investment gains (losses) ............................      184.7       171.1       171.3
     Dividends to policyholders ...............................      470.0       511.5       499.9
                                                                  --------    --------    --------
         Total benefits and expenses ..........................    2,892.0     2,778.5     2,613.7

Segment pre-tax operating income (1) ..........................      557.3       481.4       441.0

Income taxes ..................................................      185.5       170.8       156.7
                                                                  --------    --------    --------

Segment after-tax operating income (1) ........................      371.8       310.6       284.3

After-tax adjustments: (1)
     Net realized investment and other (losses) gains, net ....      (20.9)      (42.0)      (62.2)
     Class action lawsuit .....................................         --       (18.7)         --
     Restructuring charges ....................................         --        (5.7)       (4.4)
     Surplus tax ..............................................         --          --         9.6
                                                                  --------    --------    --------
         Total after-tax adjustments ..........................      (20.9)      (66.4)      (57.0)
                                                                  --------    --------    --------

GAAP Reported:
Income before cumulative effect of accounting changes .........      350.9       244.2       227.3
Cumulative effect of accounting changes, net of tax ...........      (42.2)         --        11.7
                                                                  --------    --------    --------
Net income ....................................................   $  308.7    $  244.2    $  239.0
                                                                  ========    ========    ========
Amortization of goodwill, net of tax ..........................         --          --         2.6
                                                                  --------    --------    --------
Net income before amortization of goodwill ....................   $  308.7    $  244.2    $  241.6
                                                                  ========    ========    ========

                       JOHN HANCOCK LIFE INSURANCE COMPANY


                                                                  For the Years Ended December 31,
                                                                    2003       2002        2001
                                                                  -------------------------------
                                                                           (in millions)
Other Data:
Segment after-tax operating income (loss)
     Non-traditional life (variable life and universal life) ..   $  151.8   $  119.8    $  121.0
     Traditional life .........................................      104.6      110.6       107.8
     Long-term care ...........................................      105.4       83.6        58.6
     Federal long-term care (2) ...............................        6.0        0.9          --
     Other ....................................................        4.0       (4.3)       (3.1)
Statutory premiums (3)
     Variable life ............................................      788.9      926.8       948.5
     Universal life ...........................................      530.5    1,030.9       456.1
     Traditional life .........................................      968.8    1,035.9       997.3
     Long-term care ...........................................      654.2      466.4       337.3

(1) See "Adjustments to GAAP Reported Net Income" included in this Management's Discussion and Analysis.
(2) In 2002, during its start-up phase, the Federal long-term care insurance business was reported in the Corporate and Other Segment. Effective January 1, 2003, the business and its prior year results were reclassified from the Corporate and Other Segment to the Protection Segment.
(3) Statutory data have been derived from the annual statements of John Hancock Life Insurance Company (formerly John Hancock Mutual Life Insurance Company), John Hancock Variable Life Insurance Company, Investors Partner Life Insurance Company, and John Hancock Reassurance Company Ltd. as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices. Universal life statutory premiums include a $639.7 million deposit related to the acquisition of Allmerica's fixed universal life insurance business in 2002. Long-term care premiums include $15.1 million in Federal long-term care premiums previously reported in the Company's Corporate and Other segment in 2002.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Segment after-tax operating income increased 19.7%, or $61.2 million, from the prior year. Non-traditional life insurance segment after-tax operating income increased 26.7%, or $32.0 million, primarily due to increased universal life and product-type fee income and increased net investment income partially offset by increased benefits to policyholders. Long-term care insurance segment after-tax operating income increased 26.1%, or $21.8 million, resulting from increased premiums and higher net investment income, partially offset by higher benefits and expenses and higher amortization of deferred policy acquisition costs. Traditional life insurance business after-tax operating income decreased 5.4%, or $6.0 million, primarily due to run-off of the closed block. Federal long-term care insurance business after-tax operating income increased $5.1 million from its start up phase in the prior year.

      Revenues increased 5.8%, or $189.4 million. Premiums increased 2.5%, or $37.5 million, primarily due to long-term care insurance premiums, which increased 17.0%, or $79.4 million, driven by business growth from higher sales and continued lower lapses. This increase was partially offset by a 4.0%, or $42.0 million, decrease in premiums in the traditional life insurance business due to the run off of the closed block. Universal life and investment-type product fees increased 7.8%, or $34.6 million, primarily due to a $37.6 million increase in the cost of insurance fees resulting from growth in the existing business and from the addition of Allmerica block of business assumed as of December 31, 2002. Segment net investment income increased 8.5%, or $111.0 million, primarily due to a 15.5% increase in average asset balances, partially offset by a 45 basis point decrease in yields.

      Benefits and expenses increased 4.1%, or $113.5 million. Benefits to policyholders increased 6.8%, or $120.3 million, primarily due to growth in both the long-term care insurance business and non-traditional life insurance business in force. Long-term care insurance benefits to policyholders increased 20.9%, or $108.7 million, primarily due to additions to reserves for premium growth and higher claim volume on growth of the business during the period. The long-term care insurance business claims are being incurred at an aggregate rate lower than assumed in calculating the reserves of the business. Long-term care insurance business policies have increased to 706.2 thousand from 604.2 thousand in the prior year. The non-traditional life insurance business had an increase in benefits to policyholders of 8.4%, or $24.1 million, primarily due to a $51.0 million increase in interest credited on higher current year account balances. This increase was partially offset by a $19.2 million decrease to lower reserves on term conversions and a $7.8 million decrease in death claims, net of reserves

                       JOHN HANCOCK LIFE INSURANCE COMPANY


released. Other operating costs and expenses increased 6.5%, or $21.1 million, primarily due to increases in general insurance expenses, primarily pension and bonus plan-related, and higher amortization of intangibles related to the acquisition of the Allmerica as of December 31, 2002. Amortization of deferred policy acquisition costs increased 8.0%, or $13.6 million, primarily due to a $12.9 million increase from growth in the long-term care insurance business, and a $7.4 million in the non-traditional life business. The non-traditional increase of $7.4 million is $19.2 million higher due to adjusting gross profit margins for term conversions and $16.1 million higher due to normal amortization and true-ups for lower lapse and higher separate account performance in the current year, and is offset by $27.9 million lower DAC amortization because of the Q3 2002 Unlocking (See Critical Accounting Policies in this MD&A). These increases were partially offset by a $6.7 million decrease in the traditional life insurance business amortization of deferred policy acquisition costs due to lower contributions from the closed block. Dividends to policyholders decreased 8.1%, or $41.5 million, primarily due to a dividend scale cut on traditional life insurance products. The Segment's effective tax rate on operating income was 33.3% compared to 35.5% for the prior year. The decrease was primarily due to an increase in affordable housing tax credits and a decrease in the deficiency charge.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Segment after-tax operating income increased 9.3%, or $26.3 million, from the prior year. Traditional life insurance business after-tax operating income increased 2.6%, or $2.8 million, primarily due to increased premiums and lower amortization of deferred acquisition costs offset by increased benefits to policyholders and lower net investment income. Long-term care insurance segment after-tax operating income increased 42.7%, or $25.0 million, resulting from growth in the business and improved unit expenses. Non-traditional life insurance segment after-tax operating income decreased 1.1%, or $1.3 million, primarily due to higher amortization of deferred policy acquisition costs driven by the Q3 2002 Unlocking of the deferred policy acquisition costs (DAC) asset and higher benefits to policyholders, partially offset by increased universal life and product-type fee income and lower operating costs and expenses. Increased net investment income more than offset increased interest credited, resulting in higher universal life spread on the growing block of business.

      Revenues increased 6.7%, or $205.2 million. Premiums increased 10.4%, or $142.1 million, primarily due to long-term care insurance premiums, which increased 31.9%, or $113.1 million, driven by continued growth overall in the business. In addition, traditional life insurance premiums increased 2.9%, or $29.0 million, primarily due to the return of renewal premiums in the prior year of $34.4 million as part of the resolution of the class action lawsuit, offset by a corresponding change in the benefit reserves. Universal life and investment-type product fees increased 4.2%, or $17.9 million due primarily to increased expense charges of $11.8 million. Mostly offsetting this increase in amortization of deferred revenue was lower amortization in the current year due in part to lower gross profits from lower separate account performance and poor mortality. Segment net investment income increased 4.2%, or $52.2 million, primarily due to a 9.7% increase in average asset balances, partially offset by a 40 basis point decrease in yields.

      Benefits and expenses increased 6.3%, or $164.8 million. Benefits to policyholders increased 10.6%, or $170.1 million, primarily due to growth in the long-term care insurance business and non-traditional life insurance business in force. Long-term care insurance benefits and expenses increased 26.8%, or $109.9 million, primarily due to additions to reserves for premium growth and higher claim volume driven by business growth. Long-term care insurance business average policies have increased to 604.2 thousand from 538.7 thousand in the prior year and open claims increased to 5,449 from 4,483 in the prior year. The non-traditional life insurance business had an increase in benefits to policyholders of 21.4%, or $51.7 million, primarily due to a $29.0 million increase in interest credited on higher current year account balances, and also driven by a $15.3 million increase in death claims, net of reserves released. Other operating costs and expenses decreased 4.9%, or $16.7 million primarily due to a decrease of $30.4 million in operating expenses primarily due to expense reductions. Amortization of deferred policy acquisition costs decreased 0.1%, or $0.2 million, primarily due to the non-traditional life insurance business driven by the $27.9 million Q3 2002 Unlocking of DAC asset (See Note 1
- Summary of Significant Accounting Policies in the notes to the unaudited financial statements and the Critical Accounting Policies in this MD&A). This was offset by a decrease in amortization of deferred policy acquisition costs in the traditional life insurance business of $19.7 million, due to improved persistency of term insurance, and lower margins. Dividends to policyholders increased 2.3%, or $11.6 million, due to a higher dividend scale and aging of the in-force business on traditional life insurance products. The Segment's effective tax rate on operating income was 35.5% for both 2002 and 2001.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Asset Gathering Segment

      The following table presents certain summary financial data relating to the Asset Gathering Segment for the periods indicated.

                                                                      For the Years Ended December 31,
                                                                        2003        2002        2001
                                                                      --------------------------------
                                                                                (in millions)
Operating Results:
Revenues
     Premiums .....................................................   $   35.3    $   29.2    $   74.8
     Investment-type product fees .................................      116.8       118.6       125.6
     Net investment income ........................................      710.1       575.7       498.5
     Investment management revenues, commissions, and other fees ..      388.8       423.2       477.9
     Other revenue (expense) ......................................        3.4         1.1        (0.3)
                                                                      --------    --------    --------
         Total revenues ...........................................    1,254.4     1,147.8     1,176.5

Benefits and expenses
     Benefits to policyholders ....................................      500.7       446.7       441.6
     Other operating costs and expenses ...........................      356.8       366.5       445.9
     Amortization of deferred policy acquisition costs,
         excluding amounts related to net realized investment
         and other gains (losses) .................................      111.4       140.5        75.0
     Dividends to policyholders ...................................        0.1         0.1         0.1
                                                                      --------    --------    --------
         Total benefits and expenses ..............................      969.0       953.8       962.6

Segment pre-tax operating income (1) ..............................      285.4       194.0       213.9

Income taxes ......................................................       91.1        63.3        65.6
                                                                      --------    --------    --------

Segment after-tax operating income (1) ............................      194.3       130.7       148.3

After-tax adjustments (1):
     Net realized investment and other (losses) gains, net ........      (30.2)      (25.7)      (34.7)
     Restructuring charges ........................................         --        (6.1)      (17.6)
     Surplus tax ..................................................         --          --         0.2
                                                                      --------    --------    --------
         Total after-tax adjustments ..............................      (30.2)      (31.8)      (52.1)
                                                                      --------    --------    --------

GAAP Reported:
Income before cumulative effect of accounting changes .............      164.1        98.9        96.2
Cumulative effect of accounting changes, net of tax ...............       (4.5)         --        (0.5)
                                                                      --------    --------    --------
Net income ........................................................   $  159.6    $   98.9    $   95.7
                                                                      ========    ========    ========
Amortization of goodwill, net of tax ..............................         --          --         4.5
                                                                      --------    --------    --------
Net income before amortization of goodwill ........................   $  159.6    $   98.9    $  100.2
                                                                      ========    ========    ========

                       JOHN HANCOCK LIFE INSURANCE COMPANY


                                                       For the Years Ended December 31,
                                                       2003         2002         2001
                                                      ---------------------------------
                                                                (in millions)
Other Data:
Segment after-tax operating income
     Annuity ......................................   $   140.3   $    73.4   $    90.3
     Mutual funds .................................        50.3        52.1        55.5
     Other ........................................         3.7         5.2         2.5
Annuity premiums and deposits (2)
     Fixed ........................................     2,319.4     2,668.0     1,463.5
     Variable (3) .................................       405.1       746.1       639.6
Mutual fund assets under management, end of year ..    29,289.9    25,810.3    29,285.8

(1) See "Adjustments to GAAP Reported Net Income" included in this Management's Discussion and Analysis.
(2) Statutory data have been derived from the annual statements of John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company, as filed with insurance regulatory authorities and prepared in accordance with statutory accounting practices.
(3) Variable annuity deposits exclude internal exchanges as part of the safe harbor internal exchange program of $92.0 million and $1,910.5 million, respectively, for the years ending December 31, 2002 and 2001. No such exchanges took place in 2003.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Segment after-tax operating income increased 48.7%, or $63.6 million, from the prior year. The increase in segment after-tax operating income was driven by a $34.6 million increase in the variable annuity business. The growth in the variable annuity business was driven by improved separate account performance in the current period. Separate accounts experienced a 19.9% return in 2003 compared to a negative return of 14.6% in 2002. The poor separate account performance in 2002 resulted in a one time unlocking of the deferred policy acquisition cost asset of $36.1 million in the prior year. Partially offsetting the decrease in the amortization of the deferred policy acquisition costs was a $10.5 million increase in operating expenses and a decrease of $6.9 million in universal life and investment product fees. The increase in segment after-tax operating income was also driven by a $32.3 million increase in the fixed annuity business, as net investment income increased 22.9%, or $129.0 million, on higher assets under management, and was partially offset by an increase in benefits to policyholders of $57.9 million driven by interest credited on higher average account values. Mutual fund business after-tax operating income was $50.3 million, declining 3.5%, or $1.8 million, primarily due to a 7.8%, or $23.8 million, decrease in management advisory fees, offset by a 28.0%, or $24.6 million, decrease in commissions. After-tax operating income for Essex, a distribution subsidiary primarily serving the financial institution channel, decreased $0.3 million. Signature Services after-tax operating income decreased $0.3 million and Signator Investors after-tax operating income decreased $0.2 million.

      Revenues increased 9.3%, or $106.6 million, from the prior year. The increase in revenue was due to a $134.4 million increase in net investment income, driven by the annuity business, offset by a $34.4 million decrease in investment management revenues and other fees. The increase in net investment income was primarily due to increases in invested assets backing fixed annuity products, partially offset by lower earned yields in the portfolio. Average invested assets backing fixed annuity products increased 31.6% to $10,157.5 million while the average investment yield decreased 61 basis points. Investment-type product fees decreased 1.6%, or $1.9 million, including a $6.9 million decrease in the variable annuity business, mostly due to a decline in the average fund values of 5.2%, or $300.3 million, to $5,512.5 million from the prior year. Fixed annuity investment-type product fees increased $5.0 million generally due to higher average account values. For variable annuities the mortality and expense fees as a percentage of average account balances was 1.29% for the current and prior year periods.

      Investment management revenues, commissions, and other fees decreased 8.1%, or $34.4 million from the prior year due to a shift in the product mix. Average mutual fund assets under management were $27,159.7 million, an increase of $356.4 million, or 1.3% from the prior year. The increase in average mutual fund assets under management is primarily due to market appreciation of $4,009.4 million since December 31, 2002. The mutual fund business experienced net redemptions of $246.9 million during 2003, compared to net deposits of $379.1 million in the prior year, a decline of $626.0 million. This change was due to a decrease in deposits and reinvestments of $236.6 million and an increase in redemptions and withdrawals of $437.4 million. The decrease in deposits and reinvestments was driven by a decline in institutional advisory account sales of $527.2 million, partially offset by increases in retail open-end funds of $95.8 million, closed-end funds of $197.6 million and private managed account sales of $102.2 million. The increase in redemptions and withdrawals was

                       JOHN HANCOCK LIFE INSURANCE COMPANY


caused by an increase in institutional advisory account redemptions of $916.7 million, partially offset by a decrease in open-end retail mutual fund redemptions of $490.5 million. Investment advisory fees decreased 1.9%, or $2.8 million, to $149.4 million, from the prior period and were 0.55% and 0.57% of average mutual fund assets under management for the years ended December 31, 2003 and 2002. Underwriting and distribution fees decreased 11.3%, or $23.3 million, to $181.4 million compared to the prior period, primarily due to a decrease in contingent deferred sales charges on a decline in open-end mutual fund class B share redemptions. Rule 12b-1 fee revenue also declined due to lower eligible assets under management. The decrease also included a $7.9 million decrease in distribution and other fees. Shareholder service and other fees were $58.0 million compared to $66.3 million in the prior year.

      Benefits and expenses increased 1.6%, or $15.2 million from the prior year. Driving the increase in benefits and expenses was an increase of 12.1%, or $54.0 million, in benefits to policyholders. Benefits to policyholders increased $57.9 million in the fixed annuity business primarily due to a $40.3 million increase in interest credited on fixed annuity account balances due to higher average account balances and $9.5 million in higher reserve provisions for life-contingent immediate fixed annuity fund values on higher sales of these contract types. Offsetting the increase in benefits and expenses was a decline of $29.1 million in amortization of deferred policy costs primarily due to the variable annuity business. Amortization of deferred policy costs decreased $54.3 million from the prior year in the variable annuity business due in part to the prior year DAC unlocking of $36.1 million. In 2002, the variable annuity business experienced significant declines in the equity markets, leading to an increase in the amortization of deferred policy costs, resulting in the Q3 2002 Unlocking (See Note 1 - Summary of Significant Accounting Policies in the notes to the consolidated financial statements and Critical Accounting Policies in this MD&A). Amortization of deferred policy costs also decreased $26.9 million due in part to higher variable annuity future profit margins associated with improved separate account performance in the current year, and increased $25.3 million due to higher fixed annuity deferred policy cost asset balances. Other operating costs and expenses decreased 2.6%, or $9.7 million, from the prior year, primarily due to the decrease in commission expense in the mutual funds business. The Segment's effective tax rate on operating income was 31.9% compared to 32.6% for the prior year. The decrease in the rate is due to an increase in affordable housing tax credits and lower dividends received deductions in the current period.

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

      Revenues decreased 2.4%, or $28.7 million, from the prior year. The decrease in revenue was due to a $54.7 million decline in investment management revenues driven by the mutual fund business, a $45.5 million decline in premiums in the fixed annuity business on lower life-contingent fixed annuity sales and a $6.9 million decrease in investment-type product fees, primarily in the variable annuity business on lower average fund values. These declines in revenue were partially offset by an increase of 15.5%, or $77.2 million in net investment income. The increase in net investment income was primarily due to increases in invested assets backing fixed annuity products, partially offset by lower earned yields in the portfolio. Average invested assets backing fixed annuity products increased 29.1% to $7,719.2 million while the average investment yield decreased 77 basis points. Investment-type product fees decreased 5.5%, or $6.9 million, mostly due to a decline in the average variable annuity fund values of 13.9%, or $940.2 million, to $5,812.8 million from the prior year. Both market depreciation of $778.4 million and net outflows of $242.2 drove this decrease in average variable annuity fund values for the current year. For variable annuities the mortality and expense fees as a percentage of average account balances were 1.29% and 1.22% for the current and prior year periods.

      Investment management revenues, commissions, and other fees decreased 11.4%, or $54.7 million from the prior year. Average mutual fund assets under management were $26,803.3, a decrease of $2,757.9 million, or 9.3% from the prior year. The decrease in average mutual fund assets under management is primarily due to market depreciation of $3,548.0 million

                       JOHN HANCOCK LIFE INSURANCE COMPANY


since December 31, 2001. The mutual fund business experienced net deposits of $379.1 million during 2002, compared to net deposits of $554.5 million in the prior year, a decline of $175.4 million. This change was primarily due to a decrease in deposits of $628.3 million driven by a decrease in retail open-end funds sales and institutional advisory account deposits in the current year compared to the prior year. The decrease was partially offset by $1,391.1 million in sales of the John Hancock Preferred Income series of closed-end funds, the acquisition of the U.S. Global Leaders Growth Fund, which had $238.5 million in sales and a $62.7 million increase in private managed account sales. In addition, the sale of the full service retirement plan business during 2001 contributed to the decrease in deposits in the current period. Investment advisory fees decreased 14.3%, or $25.4 million, to $152.3 million, from the prior period and were 0.57% and 0.60% of average mutual fund assets under management for the years ended December 31, 2002 and 2001. Underwriting and distribution fees decreased 12.0%, or $27.8 million, to $204.7 million compared to the prior period, primarily due to a decrease in front end load mutual fund sales, resulting in a decrease of $23.3 million in fees and accordingly, commission revenue. The decrease also included a $4.5 million decrease in distribution and other fees. Shareholder service and other fees were $66.3 million compared to $46.4 million in the prior year.

      Benefits and expenses decreased 0.9%, or $8.8 million from the prior year. Driving the decrease was a decline in other operating costs and expenses of 17.8%, or $79.4 million, from the prior year, primarily due to cost savings in the mutual fund business as well as company wide cost reduction programs, which drove the decline in expenses in the other Asset Gathering segment businesses. Benefits to policyholders increased 1.2%, or $5.1 million, primarily due to a $50.4 million increase in interest credited on fixed annuity account balances due to higher average account balances and $5.2 million in higher guaranteed minimum death benefit claims, partially offset by $49.6 million lower reserve provisions for life-contingent immediate fixed annuity fund values on lower sales of these contract types. Amortization of deferred policy acquisition costs increased 87.3%, or $65.5 million, primarily due to the variable annuity business driven by the $36.1 million Q3 Unlocking of the DAC asset mentioned previously. The Segment's effective tax rate on operating income was 32.6% compared to 30.6% for the prior year. The increase in the rate is due to lower dividends received deductions in the current period associated with lower dividends received on stocks in the variable annuity separate account investment funds.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Guaranteed and Structured Financial Products Segment

      The following table presents certain summary financial data relating to the Guaranteed and Structured Financial Products Segment for the periods indicated.

                                                                       For the Years Ended December 31,
                                                                        2003         2002        2001
                                                                       --------------------------------
                                                                                 (in millions)
Operating Results:
Revenues
     Premiums ......................................................   $   16.8    $   18.3    $  483.2
     Investment-type product fees ..................................       45.8        45.4        51.4
     Net investment income .........................................    1,676.7     1,703.9     1,834.5
     Net realized investment and other gains (losses), net (1) .....         --          --          --
     Other revenue .................................................        0.9         0.8         0.4
                                                                       --------    --------    --------
         Total revenues ............................................    1,740.2     1,768.4     2,369.5

Benefits and expenses
     Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to
         participating pension contractholders .....................    1,084.0     1,186.8     1,869.3
     Other operating costs and expenses ............................      194.2       134.4       105.3
     Amortization of deferred policy acquisition costs .............        2.3         2.2         2.4
     Dividends to policyholders ....................................       38.2        44.2        36.1
                                                                       --------    --------    --------
         Total benefits and expenses ...............................    1,318.7     1,367.6     2,013.1

Segment pre-tax operating income (1) ...............................      421.5       400.8       356.4

Income taxes .......................................................      134.1       132.1       118.4
                                                                       --------    --------    --------

Segment after-tax operating income (1) .............................      287.4       268.7       238.0

After-tax adjustments: (1)
     Net realized investment and other (losses) gains, net .........     (133.2)     (199.6)      (77.0)
     Restructuring charges .........................................         --        (0.6)       (1.2)
     Surplus tax ...................................................         --          --         2.6
                                                                       --------    --------    --------
         Total after-tax adjustments, net of tax ...................     (133.2)     (200.2)      (75.6)
                                                                       --------    --------    --------

GAAP Reported:
Income before cumulative effect of accounting changes ..............      154.2        68.5       162.4
Cumulative effect of accounting changes, net of tax ................     (232.3)         --        (1.2)
                                                                       --------    --------    --------
Net income .........................................................   $  (78.1)   $   68.5    $  161.2
                                                                       ========    ========    ========

Other Data:
Segment after-tax operating income
     Spread-based products .........................................   $  271.6    $  246.4    $  214.5
     Fee-based products ............................................       15.8        22.3        23.5
Premiums and deposits
     Spread-based products
         Fund-type products ........................................    2,372.9     3,847.9     4,718.8
         Single premium annuities ..................................        0.7         1.2       465.5
         SignatureNotes ............................................    1,260.1       290.2          --
     Fee-based products
         Participating contracts and conversion annuity contracts ..      852.5       529.3       468.9
         Structured Separate Accounts ..............................       54.5       483.9        77.4
         Other separate account contracts ..........................      (71.0)      (26.1)      130.6

(1) See "Adjustments to GAAP Reported Net Income" included in this Management's Discussion and Analysis.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Segment after-tax operating income increased 7.0%, or $18.7 million from the prior year. Spread-based products after-tax operating income increased 10.2%, or $25.2 million from the prior year, driven by a 9.2%, or $92.2 million decrease in benefits to policyholders, partially offset by an increase in operating costs and expenses mainly from higher reinsurance expenses and a decrease in net investment income. Lower benefits to policyholders reflect an increased level of reinsurance arrangements, driving a lower increase in policy reserves. Fee-based products after-tax operating income decreased 29.1%, or $6.5 million from the prior year, primarily due to lower separate account risk charges and lower earnings on risk-based capital.

      Revenues decreased 1.6%, or $28.2 million from the prior year, primarily as a result of lower net investment income. Premiums decreased 8.2%, or $1.5 million, from the prior year. Net investment income decreased 1.6%, or $27.2 million, despite growth of 8.9%, or $2.1 billion, in the average invested asset base. Net investment income declined as the average investment yield fell to 5.85% from 6.43% in the prior year. The decrease in the average investment yield is a reflection of the declining interest rate environment in the current period. Net investment income varies with market interest rates because the return on approximately $11 billion or 42.2% of the asset portfolio floats with market rates. Matching the interest rate exposure on our asset portfolio to the exposure on our liabilities is a central feature of our asset/liability management process.

      Benefits and expenses decreased 3.6%, or $48.9 million, from the prior year, driven by lower benefits to policyholders and partially offset by higher operating costs and expenses. Benefits to policyholders declined 8.7%, or $102.8 million, in the current year primarily due to lower interest credited on account balances for spread-based products. Spread-based interest credited decreased 5.9%, or $60.5 million, from the prior year. This decrease resulted from the decline in the average interest credited rate on account balances for spread-based products as liabilities with floating rates reset and new business is added at current market rates. The average interest credited rate fell to 4.22% from 4.85% in the prior year. Partially offsetting the decrease in benefits to policyholders was an increase in other operating costs and expenses of 44.5%, or $59.8 million, from the prior year. This increase was primarily due to increased investment income transferred on reinsurance ceded combined with higher pension and compensation costs. Dividends to policyholders decreased 13.6%, or $6.0 million, from the prior year. The Segment's effective tax rate was 31.8% compared to 33.0% in the prior year.

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

      Revenues decreased 25.4%, or $601.1 million from the prior year, driven by a decline in premiums of 96.2%, or $464.9 million from the prior year reflecting the lower sales volume and increased level of reinsurance arrangements. Net investment income also decreased 7.1%, or $130.6 million, driven by lower spread-based net investment income of 6.9%, or $110.0 million, from the prior year, despite growth of 11.1%, or $2.3 billion in the average invested asset base. Net investment income declined as the average investment yield fell to 6.43% from the prior year. The decrease in the average investment yield is a reflection of the declining interest rate environment in the current period. Net investment income varies with market interest rates because the return on approximately $10 billion, or 43%, of the asset portfolio floats with market rates. Matching the interest rate exposure on our asset portfolio to the exposure on our liabilities is a central feature of our asset/liability management process.

      Benefits and expenses decreased 32.1%, or $645.5 million from the prior year, driven by lower benefits to policyholders of 36.5%, or $682.5 million in the current year. Spread-based benefits to policyholders decreased due to increased level of reinsurance arrangements and lower interest credited. Interest credited decreased 15.3%, or $184.1 million, from the prior year. The decrease resulted from the decline in the average interest credited rate on account balances, due to the reset of liabilities with floating rates and new business added at current market rates. The average interest credited rate fell to 4.85% from 6.33% in the prior year. Offsetting the decrease in benefits to policyholders was an increase in other operating costs and expenses of 27.6%, or $29.1 million from the prior year. This increase was primarily due to the increased level of reinsurance arrangements. Dividends to policyholders increased 22.4%, or $8.1 million from the prior year. The Segment's effective tax rate was 33.0% compared to 33.2% in the prior year.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Investment Management Segment

      The following table presents certain summary financial data relating to the Investment Management Segment for the periods indicated.

                                                                         For the Years Ended December 31,
                                                                          2003         2002        2001
                                                                       -----------------------------------
                                                                                   (in millions)
Operating Results:
Revenues
Net investment income .............................................    $    17.1    $    15.1    $    28.7
Net realized investment and other gains (losses), net (1) .........         11.5          1.2          3.2
Investment management revenues, commissions, and other fees .......        115.2        108.2        111.3
Other revenue .....................................................          1.2          0.1           --
                                                                       ---------    ---------    ---------
Total revenues ....................................................        145.0        124.6        143.2

Benefits and expenses
Other operating costs and expenses ................................         97.0         90.9         96.4
                                                                       ---------    ---------    ---------
Total benefits and expenses .......................................         97.0         90.9         96.4

Segment pre-tax operating income (1) ..............................         48.0         33.7         46.8

Income taxes ......................................................         18.2         12.5         17.0
                                                                       ---------    ---------    ---------

Segment after-tax operating income (1) ............................         29.8         21.2         29.8

After-tax adjustments: (1)
Net realized investment and other gains (losses) ..................         (0.5)         0.4         (0.2)
Restructuring charges .............................................           --         (0.8)        (0.9)
Surplus tax .......................................................           --           --          0.1
                                                                       ---------    ---------    ---------
Total after-tax adjustments .......................................         (0.5)        (0.4)        (1.0)
                                                                       ---------    ---------    ---------

GAAP Reported:
Income before cumulative effect of accounting changes .............         29.3         20.8         28.8
        Cumulative effect of accounting changes, net of tax .......           --           --         (0.2)
                                                                       ---------    ---------    ---------
Net income ........................................................    $    29.3    $    20.8    $    28.6
                                                                       =========    =========    =========
        Amortization of goodwill, net of tax ......................           --           --          0.5
                                                                       ---------    ---------    ---------
Net income before amortization of goodwill ........................    $    29.3    $    20.8    $    29.1
                                                                       =========    =========    =========

Other Data:
Assets under management, end of year (2) ..........................    $27,856.8    $27,874.7    $28,921.8

----------
(1) See "Results of operations by Segment and Adjustments to GAAP Reported Net Income" included in this Management's Discussion and Analysis.
(2) Includes general account cash and invested assets of $79.5 million, $383.1 million and $151.3 million, as of December 31, 2003, 2002 and 2001, respectively.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Segment after-tax operating income increased $8.6 million, or 40.6%, from the prior year. The increase was primarily due to an increase of $10.3 million in net realized investment and other gains and an increase of $7.0 million in investment management revenues, commission and other fees and partially offset by an increase of $6.1 million in benefits and expenses. The increase in net realized investment and other gains resulted primarily from mortgage securitizations which are part of the operating revenues of our real estate finance business. The increase in investment management revenues, commission and other fees was primarily from timber property management fees and from private equity funds. Benefits and expenses increased primarily on higher operating expenses from timber property management activity.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


      Total revenues increased $20.4 million, or 16.4%, from the prior year. Net investment income increased $2.0 million, or 13.2%, to $17.1 million, primarily from increases in equity method income of $3.8 on limited partnership energy investments at John Hancock Energy Resources Management due to the required adoption of fair value accounting at the limited partnerships offset by a decrease of $1.3 million at John Hancock Real Estate Finance due to a lower average level of warehoused commercial mortgages. Investment management revenues, commissions, and other fees increased $7.0 million, or 6.5%, from the prior year. Advisory fees at the Hancock Natural Resource Group increased $8.2 million, or 35.0%, primarily from property management revenue at the new northwest property management division, which was established in December of 2002. One of the Hancock Natural Resource Group's strategies is to vertically integrate its operations in the timber business and the establishment of the northwest property management division is one of the steps taken to implement that strategy. Mortgage origination and servicing fees at John Hancock Real Estate Finance increased $1.4 million, or 21.2 %, from 2002 mostly from a higher volume of loans generated for the Company's General Account and from higher securitized assets under management. Advisory fees at the Company's Bond and Corporate Finance Group increased by $1.1 million, or 7.7%, from increases of $2.6 million from its general partnership investment in private equity funds and a $1.0 million increase in fees on third party pension assets offset by $2.5 million in lower fees from CDO funds. Offsetting these increases, advisory fees at the Company's institutional investment advisor, the Independence group of companies (Independence), were down $3.3 million, or 6.0%. This decrease reflects lower fees on lower average assets under management of $0.6 billion and a shift from equity to fixed income assets which have lower fee rates and from the closure of the managed accounts business. John Hancock Realty Advisors' fees decreased $0.5 million, or 5.4%, reflecting lower acquisition fees based on lower acquisition activity offset by higher management fees on higher assets under management. Investment management revenues, commissions and other fees were 0.41% and 0.39% of average advisory assets under management in 2003 and 2002, respectively, for the segment. Net realized investment and other gains increased $10.3 million mainly from an improvement in net realized gains of $9.6 million at John Hancock Real Estate Finance, primarily due to higher profitability on a higher volume of commercial mortgage securitizations.

      Other operating costs and expenses increased $6.1 million, or 6.7%, from the prior year. Operating expenses were up $8.2 million at Hancock Natural Resource Group, reflecting $4.3 million in increased expenses for the northwest property management division and from an increase of $3.8 million in incentive compensation expenses. Operating expenses at Independence increased $0.1 million, mostly from $1.6 million of higher personnel severance expenses and $0.9 million in higher fixed income commission expenses offset by expense savings primarily from ongoing expense management in 2003. John Hancock Real Estate Finance had $0.4 million, or 4.3%, of lower operating expenses in 2003 on lower interest expenses from lower average levels of borrowings on a lower average level of warehoused commercial mortgages and from lower prevailing interest rates. Operating expenses at John Hancock Realty Advisors declined $0.4 million, or 10.3%, reflecting lower acquisition activity. The segment's effective tax rate on operating income was 37.9% compared to 37.1% in the prior year. The effective tax rate for the Investment Management Segment remains higher than for our other U.S. based business operating segments due to state taxes on certain investment management subsidiaries, and reduced tax benefits from portfolio holdings in this segment.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Segment after-tax operating income decreased $8.6 million, or 28.9%, from the prior year. The decline was primarily due to a drop of $13.6 million, or 47.4%, in net investment income, offset by a decrease of $5.5 million, or 5.7%, in benefits and expenses. The decrease in net investment income resulted primarily from non-recurring prior year income on the sale of investments at John Hancock Energy Resource Management and from a lower level of commercial mortgages held for sale this year at John Hancock Real Estate Finance. The decrease in expenses was primarily due to lower interest expense at John Hancock Real Estate Finance and operating expense savings at Hancock Natural Resource Group, offset by increased operating expenses at Independence Investments LLC due to higher compensation this year.

      Total revenues decreased $18.6 million, or 13.0%, from the prior year. Net investment income declined $13.6 million, or 47.4%, to $15.1 million. Net investment income was down $6.6 million, or 95.7%, at John Hancock Energy Resources Management due to prior year income recognized from investment partnerships on the liquidation of underlying investments and down $5.4 million, or 37.8%, at John Hancock Real Estate Finance due to a lower average level of warehoused commercial mortgages. Investment management revenues, commissions, and other fees decreased $3.1 million, or 2.8% from the prior year. Advisory fees at Independence Investment LLC were down $8.6 million, or 13.6% based on declines in average assets under management which resulted from market depreciation of $3.0 billion offset by $1.1 billion of net sales. John Hancock Realty Advisors saw an increase of $3.5 million, or 61.4%, in higher portfolio acquisition fees based on higher acquisition activity compared to the prior year. Hancock Natural Resource Group saw an increase of $2.4 million, or 11.4% over the prior year, primarily based on higher management fees earned from higher assets under management. Mortgage origination and servicing fees at John Hancock Real Estate Finance were $6.6 million for both 2002 and 2001. Investment management revenues, commissions and other fees were 0.39% and 0.38% of average advisory assets under management in

                       JOHN HANCOCK LIFE INSURANCE COMPANY


2002 and 2001, respectively, for the segment. Net realized gains were down $2.0 million, or 62.5% at John Hancock Real Estate Finance, primarily due to a lower level of commercial mortgage securitizations.

      Other operating costs and expenses declined $5.5 million, or 5.7% from the prior year. John Hancock Real Estate Finance had $5.7 million of lower interest expense compared to 2001, based on lower average levels of borrowings to support lower average levels of warehoused commercial mortgages, and lower prevailing interest rates. Operating expenses were down $4.9 million at Hancock Natural Resource Group based on ongoing cost reduction efforts partially offset by higher incentive compensation expense this year. Independence Investment LLC operating expenses were up $5.2 million due to compensation increases over the prior year. The segment's effective tax rate on operating income was 37.1% compared to 36.2% in the prior year. The effective tax rate for the Investment Management Segment remains higher than for our other U.S.-based business operating segments due to state taxes on certain investment management subsidiaries, and reduced tax benefits from portfolio holdings in this segment.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Corporate and Other Segment

      The following table presents certain summary financial data relating to the Corporate and Other Segment for the periods indicated.

                                                                   For the Years Ended December 31,
                                                                    2003         2002         2001
                                                                  ----------------------------------
                                                                            (in millions)
Operating Results:
Segment after-tax operating income (loss) (1)
     International operations ..................................  $  8.6        $  7.4        $  3.5
     Corporate operations ......................................   (56.6)         32.3          42.7
     Non-core businesses .......................................     3.4           3.7           9.2
                                                                  ------        ------        ------
         Total .................................................   (44.6)         43.4          55.4

After-tax adjustments (1):
     Net realized investment and other gains (losses), net .....   215.6         (18.9)         16.6
     Class action lawsuit ......................................      --          (0.8)        (19.5)
     Restructuring charges .....................................      --           2.8          (1.3)
     Surplus tax ...............................................      --            --           0.8
                                                                  ------        ------        ------
         Total after-tax adjustments ...........................   215.6         (16.9)         (3.4)
                                                                  ------        ------        ------

GAAP Reported:
Income (loss) before cumulative effect of accounting changes ...   171.0          26.5          52.0
Cumulative effect of accounting changes, net of tax ............      --            --          (2.6)
                                                                  ------        ------        ------
Net income (loss) ..............................................  $171.0        $ 26.5        $ 49.4
                                                                  ======        ======        ======

(1) See "Adjustments to GAAP Reported Net Income" included in this Management's Discussion and Analysis.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      After-tax operating income from international operations increased $1.2 million or 16.2% from the prior year. The increase was due to a $2.2 million, or 28.9%, improvement in the earnings of our International Group Program due to growth, higher earned retention income and currency gains. Partially offsetting this increase was a decrease in results from our Indonesia subsidiary of $1.0 million.

      After-tax operating loss from corporate operations was $56.6 million, a decrease of $88.9 million from the prior year. Investment income on corporate surplus was $46.1 million lower due to increased surplus requirements from growth in several of our capital intensive businesses. Group Life after-tax operating income was $7.8 million lower, reflecting a sale of the Group Life business to MetLife effective May 1, 2003. Other expense increases in our corporate account were driven by a $32.0 million increase for net periodic pension costs, $4.8 million increase for incentive compensation expense, $3.3 million in first year costs for information technology outsourcing, $1.8 million for other post employment benefits and merger related expenses of $2.5 million. This was partially offset by our corporate owned life insurance program which increased $15.8 million as a result of an increase in the asset base and to improved performance of the separate account assets involved in the program.

      After-tax operating income from non-core businesses decreased $0.3 million, or 8.1% from the prior year. We continue with the orderly run-off of business in this segment.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      After-tax operating income from international operations increased $3.9 million or 111.4% over the prior year primarily due to favorable foreign currency fluctuations within our International Group Program.

      After-tax operating income from corporate operations decreased $10.4 million or 24.4% compared to 2001. The change was due to a decrease in net periodic pension credits of $21.1 million, a decrease of $1.7 million in other post employment benefit credits, increased taxes licenses and fees of $3.4 million and increased interest expense of $0.7 million. Partially offsetting these decreases was the impact of our corporate-owned life insurance program. The corporate-owned life insurance program's results were $20.8 million favorable due an increase in the asset base and improved performance of the underlying assets.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Overall Composition of the General Account

      Invested assets, excluding separate accounts, totaled $66.9 billion and $60.6 billion as of December 31, 2003 and December 31, 2002, respectively. Although the portfolio composition has not significantly changed at December 31, 2003 as compared to December 31, 2002, invested assets have grown 10.4% over the year. The following table shows the composition of investments in the general account portfolio.

                                                   As of December 31,              As of December 31,
                                                          2003                            2002
                                             -----------------------------------------------------------
                                                Carrying          % of           Carrying         % of
                                                 Value           Total            Value           Total
                                             -----------------------------------------------------------
                                             (in millions)                   (in millions)
Fixed maturity securities (1)............     $47,970.8           71.7%          $43,773.3         72.3%
Mortgage loans (2).......................      10,871.1           16.3            10,296.5         17.0
Real estate..............................         123.8            0.2               255.3          0.4
Policy loans (3).........................       2,019.2            3.0             2,014.2          3.3
Equity securities........................         333.7            0.5               350.3          0.6
Other invested assets (4)................       2,912.2            4.4             2,839.1          4.7
Short-term investments...................          31.5            0.0               137.3          0.2
Cash and cash equivalents (5)............       2,626.9            3.9               897.0          1.5
                                             -----------------------------------------------------------
Total invested assets....................     $66,889.2          100.0%          $60,563.0        100.0%
                                             ===========================================================

(1) In addition to bonds, the fixed maturity security portfolio contains redeemable preferred stock with a carrying value of $600.3 million and $590.2 million as of December 31, 2003 and December 31, 2002, respectively. The total fair value of the fixed maturity security portfolio was $47,994.9 million and $43,823.5 million at December 31, 2003 and December 31, 2002, respectively.
(2) The fair value for the mortgage loan portfolio was $11,791.4 million and $11,220.7 million as of December 31, 2003 and December 31, 2002, respectively.
(3) Policy loans are secured by the cash value of the underlying life insurance policies and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.
(4) Other invested assets as of December 31, 2002 contains a receivable of $471.1 million from Allmerica Financial Corporation pursuant to the Company's agreement to reinsure Allmerica's fixed universal life insurance business. Additional detail about the credit quality of the investments underlying the premium receivable is provided at the end of this investments discussion.
(5) Cash and cash equivalents are included in total invested assets in the table above for the purposes of calculating yields on the income producing assets for the Company.

      Consistent with the nature of the liabilities associated with the Company's products, assets are heavily oriented toward fixed maturity securities. The Company determines the allocation of assets primarily on the basis of cash flow and return requirements of its products and by the level of investment risk.

      Fixed Maturity Securities. The fixed maturity securities portfolio is predominantly comprised of low risk, investment grade, publicly and privately traded corporate bonds and senior tranches of asset-backed securities (ABS) and mortgage-backed securities (MBS). The fixed maturity securities portfolio also includes redeemable preferred stock. As of December 31, 2003, fixed maturity securities represented 71.7% of general account invested assets with a carrying value of $48.0 billion, comprised of 49.0% public securities and 51.0% private securities. Each year, the Company directs the majority of net cash inflows into investment grade fixed maturity securities. Typically, between 5% and 15% of funds allocated to fixed maturity securities are invested in below-investment-grade bonds while maintaining a policy to limit the overall level of these bonds to no more than 10% of invested assets and the majority of that balance in the BB category. The Company has established a two year target of limiting investments in below investment grade bonds to 8% of invested assets by 2005 for its U.S. life insurance companies on a statutory accounting basis. Allocations are based on an assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. While the Company has profited from the below-investment-grade asset class in the past, care is taken to manage its growth strategically by limiting its size relative to the Company's total assets.

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

                 Fixed Maturity Securities -- By Credit Quality

                                                    ---------------------------------------------------------
                                                                           As of December 31,
                                                                    2003                         2002
                                                    ---------------------------------------------------------
SVO                      S&P Equivalent                  Carrying        % of         Carrying         % of
Rating (1)               Designation (2)             Value (3)(4)(5)     Total     Value (3)(4)(5)     Total
-------------------------------------------------------------------------------------------------------------
                                                    (in millions)                 (in millions)
    1        AAA/AA/A............................       $19,612.6         41.4%       $17,565.5        40.7%
    2        BBB.................................        21,645.6         45.7         20,406.6        47.3
    3        BB..................................         2,953.2          6.2          2,574.9         6.0
    4        B...................................         1,919.4          4.1          1,240.3         2.8
    5        CCC and lower.......................           841.3          1.8            775.8         1.8
    6        In or near default..................           398.4          0.8            620.0         1.4
                                                    ---------------------------------------------------------
                    Subtotal.....................        47,370.5        100.0%        43,183.1       100.0%

                Redeemable preferred Stock.......           600.3                         590.2
                                                    ---------------------------------------------------------
             Total fixed maturities..............       $47,970.8                     $43,773.3
                                                    =========================================================

(1) For securities that are awaiting an SVO rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Includes 175 securities that are awaiting an SVO rating, with a carrying value of $4,032.7 million as of December 31, 2003. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date.
(4) Includes the effect of $130.0 million notional invested in the Company's credit-linked note program, $110.0 million notional of written credit default swaps on fixed maturity securities in the AAA/AA/A category and $20.0 million notional of written credit default swaps on fixed maturity securities in the BBB category. As of December 31, 2002 the Company had $55.0 million notional invested in the Company's credit linked program, $10.0 million notional of written credit default swaps on fixed maturity securities in the AAA/AA/A category and $45.0 million notional of written credit default swaps on fixed maturity securities in the BBB category.
(5) The Company entered into a credit enhancement agreement in the form of a guaranty from a AAA rated financial guarantor in 1996. To reflect the impact of this guaranty on the overall portfolio, the Company has presented securities covered in aggregate by the guaranty at rating levels provided by the SVO and Moody's that reflect the guaranty. As a result, $421.0 million of SVO Rating 3, $185.2 million of SVO Rating 4, and $7.6 million of SVO Rating 5 underlying securities are included as $397.6 million of SVO Rating 1, $162.1 million of SVO Rating 2, and $54.1 million of SVO Rating 3 as of December 31, 2003 and $94.0 million of SVO Rating 2, $718.0 million of SVO Rating 3, and $141.3 million of SVO Rating 4 underlying securities are included as $753.2 million of SVO Rating 1, $150.1 million of SVO Rating 2 and $50.0 million of SVO Rating 3 as of December 31, 2002. The guaranty also contains a provision that the guarantor can recover from the Company certain amounts paid over the history of the program in the event a payment is required under the guaranty. As of December 31, 2003 and December 31, 2002, the maximum amount that can be recovered under this provision was $112.8 million and $82.3 million, respectively.

      The table above sets forth the SVO ratings for the bond portfolio along with an equivalent S&P rating agency designation. The majority of the fixed maturity investments are investment grade, with 87.1% and 88.0% of fixed maturity investments invested in Category 1 and 2 securities as of December 31, 2003 and 2002, respectively. Below investment grade bonds were 12.9% and 12.0% of fixed maturity investments and 9.1% and 8.6% of total invested assets as of December 31, 2003 and 2002, respectively. This allocation reflects the Company strategy of avoiding the unpredictability of interest rate risk in favor of relying on the Company's bond analysts' ability to better predict credit or default risk. The bond analysts operate in an industry-based, team-oriented structure that permits the evaluation of a wide range of below investment grade offerings in a variety of industries resulting in a well-diversified high yield portfolio.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


      Valuation techniques for the bond portfolio vary by security type and the availability of market data. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. The spread pricing matrix is based on credit quality, country of issue, market sector and average investment life and is created for these dimensions through brokers' estimates of public spreads derived from their respective publications. When utilizing the spread pricing matrix, securities are valued by utilizing a discounted cash flow method where each bond is assigned a spread that is added to the current U.S. Treasury rates to discount the cash flows of the security. The spread assigned to each security is changed from month to month based on changes in the market. Certain market events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation, and government actions among others. The resulting prices are then reviewed by the pricing analysts and members of the Controller's Department. The Company's pricing analysts take appropriate actions to reduce valuations of securities where such an event occurs which negatively impacts the securities' value. Although the Company believes its estimates reasonably reflect the fair value of those securities, the key assumptions about risk premiums, performance of underlying collateral (if any) and other factors involve significant assumptions and may not reflect those of an active market. To the extent that bonds have longer maturity dates, management's estimate of fair value may involve greater subjectivity since they involve judgment about events well into the future. Then, every quarter, there is a comprehensive review of all impaired securities and problem loans by a group consisting of the Chief Investment Officer, the Chief Risk Officer, and the Bond Investment Committee, including the Corporate Risk Officer who reports to the Chief Financial Officer. The valuation of impaired bonds for which there is no quoted price is typically based on the present value of the future cash flows expected to be received. If the issuer is likely to continue operations, the estimate of future cash flows is typically based on the expected operating cash flows of the issuer that are available to make payments on the bonds. If the issuer is likely to liquidate, the estimate of future cash flows is based on an estimate of the liquidation value of its net assets.

      As of December 31, 2003 and 2002, respectively, 48.3% and 49.4% of our below investment grade bonds are in Category 3, the highest quality below investment grade. Category 6 bonds, those in or near default, represent securities that were originally acquired as long-term investments, but subsequently became distressed. The carrying value of bonds in or near default was $398.4 million and $620.0 million as of December 31, 2003 and 2002, respectively. As of December 31, 2003 and 2002, $4.1 million and $10.7 million, respectively, of interest on bonds near default were included in accrued investment income. Unless the Company reasonably expects to collect investment income on bonds in or near default, the accrual will be ceased and any accrued income reversed. Management judgment is used and the actual results could be materially different.

      In keeping with the investment philosophy of tightly managing interest rate risk, the Company's MBS & ABS holdings are heavily concentrated in commercial MBS where the underlying loans are largely call protected, which means they are not pre-payable without penalty prior to maturity at the option of the issuer. By investing in MBS and ABS securities with relatively predictable repayments, the Company adds high quality, liquid assets to our portfolios without incurring the risk of cash flow variability. The Company believes the portion of its MBS/ABS portfolio subject to prepayment risk as of December 31, 2003 and 2002 was limited to approximately 22.3% and 13.1%, respectively of our total MBS/ABS portfolio and 3.4% and 2.3%, respectively, of our total fixed maturity securities holdings, at each period end.

The following table shows the composition by our internal industry classification of the fixed maturity securities portfolio and the unrealized gains and losses contained therein.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


         Fixed Maturity Securities -- By Industry Classification/Sector

                                                         Investment Grade as of December 31, 2003
                                    -----------------------------------------------------------------------------------
                                                                Carrying Value              Carrying Value
                                                                 of Securities               of Securities
                                                        Net       with Gross      Gross       with Gross       Gross
                                        Total        Unrealized   Unrealized    Unrealized    Unrealized    Unrealized
                                    Carrying Value  Gain (Loss)      Gains        Gains         Losses        Losses
                                    -----------------------------------------------------------------------------------
                                                                       (in millions)
Corporate securities:
     Banking and finance .......   $ 6,198.6       $   359.1       $ 5,408.5     $   370.3     $   790.1     $   (11.2)
     Communications ............     2,795.5           230.8         2,390.1         239.8         405.4          (9.0)
     Government ................     3,151.1           132.7         2,112.2         140.0       1,038.9          (7.3)
     Manufacturing .............     6,199.1           381.3         5,194.4         411.9       1,004.7         (30.6)
     Oil & gas .................     3,827.5           342.3         3,660.0         347.9         167.5          (5.6)
     Services / trade ..........     2,351.1           170.4         2,222.8         174.3         128.3          (3.9)
     Transportation ............     2,252.9           104.8         1,713.1         138.9         539.8         (34.1)
     Utilities .................     6,943.5           503.7         6,182.4         528.2         761.1         (24.5)
     Other .....................          --              --              --            --            --            --
                                   ------------------------------------------------------------------------------------
   Total Corporate Securities ..    33,719.3         2,225.1        28,883.5       2,351.3       4,835.8        (126.2)

Asset-backed and mortgage-
    backed securities ..........     6,956.3           223.0         5,155.1         303.3       1,801.2         (80.3)
U.S. Treasury securities and
    obligations of U.S.
    government agencies ........       289.3             2.7           111.1           4.1         178.2          (1.4)
Debt securities issued by
    foreign Governments ........       244.9            20.2           147.0          21.4          97.9          (1.2)
Obligations of states and
    political Subdivisions .....       429.0            16.0           337.1          17.2          91.9          (1.2)
                                   ------------------------------------------------------------------------------------
     Total .....................   $41,638.8       $ 2,487.0       $34,633.8     $ 2,697.3     $ 7,005.0     $  (210.3)
                                   ====================================================================================

                                                      Below Investment Grade as of December 31, 2003
                                    ----------------------------------------------------------------------------------
                                                                Carrying Value              Carrying Value
                                                                 of Securities               of Securities
                                                        Net       with Gross      Gross       with Gross       Gross
                                        Total        Unrealized   Unrealized    Unrealized    Unrealized    Unrealized
                                    Carrying Value  Gain (Loss)      Gains        Gains         Losses        Losses
                                    ----------------------------------------------------------------------------------
                                                                       (in millions)
Corporate securities:
     Banking and finance .......   $   113.4       $    (3.7)     $    84.3     $     2.6     $    29.1     $    (6.3)
     Communications ............       203.3             8.2          104.9          17.4          98.4          (9.2)
     Government ................        11.0            (0.4)           1.5           0.2           9.5          (0.6)
     Manufacturing .............     1,414.6            61.8          992.5          93.0         422.1         (31.2)
     Oil & gas .................       673.0           (31.7)         413.9          21.4         259.1         (53.1)
     Services / trade ..........       431.4            45.7          324.8          51.1         106.6          (5.4)
     Transportation ............       507.3           (14.4)         182.0          29.9         325.3         (44.3)
     Utilities .................     2,588.2           107.0        1,852.1         153.1         736.1         (46.1)
     Other .....................          --              --             --            --            --            --
                                   ----------------------------------------------------------------------------------
   Total Corporate Securities ..     5,942.2           172.5        3,956.0         368.7       1,986.2        (196.2)

Asset-backed and mortgage-
    backed securities ..........       380.4           (61.3)          47.0           2.2         333.4         (63.5)
U.S. Treasury securities and
    obligations of U.S.
    government agencies ........          --              --             --            --            --            --
Debt securities issued by
    foreign Governments ........         9.4             0.3            5.7           0.4           3.7          (0.1)
Obligations of states and
    political Subdivisions .....          --              --             --            --            --            --
                                   ----------------------------------------------------------------------------------
     Total .....................   $ 6,332.0       $   111.5      $ 4,008.7     $   371.3     $ 2,323.3     $  (259.8)
                                   ==================================================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY


         Fixed Maturity Securities -- By Industry Classification/Sector

                                                         Investment Grade as of December 31, 2002
                                    ----------------------------------------------------------------------------------
                                                                Carrying Value              Carrying Value
                                                                 of Securities               of Securities
                                                        Net       with Gross      Gross       with Gross       Gross
                                        Total        Unrealized   Unrealized    Unrealized    Unrealized    Unrealized
                                    Carrying Value  Gain (Loss)      Gains        Gains         Losses        Losses
                                    ----------------------------------------------------------------------------------
                                                                       (in millions)
Corporate securities:
     Banking and finance .......    $ 5,425.7       $   232.3     $ 4,349.7     $   263.4     $ 1,076.0     $   (31.1)
     Communications ............      2,016.0           127.4       1,782.0         137.5         234.0         (10.1)
     Government ................      2,559.0           121.5       1,802.7         139.5         756.3         (18.0)
     Manufacturing .............      6,083.3           312.4       5,031.9         350.1       1,051.4         (37.7)
     Oil & gas .................      3,701.4           195.2       3,038.4         263.9         663.0         (68.7)
     Services/trade ............      2,093.9           105.2       1,839.2         118.0         254.7         (12.8)
     Transportation ............      2,262.1           111.3       1,854.9         140.0         407.2         (28.7)
     Utilities .................      6,352.2           153.5       4,748.9         315.6       1,603.3        (162.1)
     Other .....................           --              --            --            --            --            --
                                    ---------------------------------------------------------------------------------
   Total Corporate Securities ..     30,493.6         1,358.8      24,447.7       1,728.0       6,045.9        (369.2)

Asset-backed and mortgage-
    backed securities ..........      7,271.4           243.9       5,811.2         411.1       1,460.2        (167.2)
U.S. Treasury securities and
    obligations of U.S.
    government agencies ........        184.4             8.7         183.3           8.7           1.1            --
Debt securities issued by
    foreign Governments ........        313.5            35.8         313.5          35.8            --            --
Obligations of states and
    political Subdivisions .....        299.4            21.9         296.1          21.9           3.3            --
                                   ----------------------------------------------------------------------------------
     Total .....................    $38,562.3       $ 1,669.1     $31,051.8     $ 2,205.5     $ 7,510.5     $  (536.4)
                                   ==================================================================================

                                                      Below Investment Grade as of December 31, 2002
                                   ----------------------------------------------------------------------------------
                                                                Carrying Value              Carrying Value
                                                                 of Securities               of Securities
                                                       Net        with Gross      Gross       with Gross       Gross
                                       Total        Unrealized    Unrealized    Unrealized    Unrealized    Unrealized
                                   Carrying Value  Gain (Loss)       Gains        Gains         Losses        Losses
                                   ----------------------------------------------------------------------------------
                                                                       (in millions)
Corporate securities:
     Banking and finance .......   $   43.3       $  (19.1)       $   12.0     $    0.6       $   31.3       $  (19.7)
     Communications ............      188.5          (41.0)           33.8          0.1          154.7          (41.1)
     Government ................       11.5           (0.8)            2.4          0.2            9.1           (1.0)
     Manufacturing .............    1,128.0         (110.0)          470.9         34.5          657.1         (144.5)
     Oil & gas .................      616.7         (110.2)          267.3         10.5          349.4         (120.7)
     Services/trade ............      328.6           13.7           249.4         17.4           79.2           (3.7)
     Transportation ............      478.4          (82.4)          189.5         18.2          288.9         (100.6)
     Utilities .................    2,130.1         (321.8)          677.8         38.4        1,452.3         (360.2)
     Other .....................        0.1             --              --           --            0.1             --
                                   ----------------------------------------------------------------------------------
   Total Corporate Securities ..    4,925.2         (671.6)        1,903.1        119.9        3,022.1         (791.5)

Asset-backed and mortgage-
    backed securities ..........      251.7         (105.9)           47.7          2.9          204.0         (108.8)
U.S. Treasury securities and
    obligations of U.S.
    government agencies ........         --             --              --           --             --             --
Debt securities issued by
    foreign Governments ........       11.5           (2.3)            3.4          0.2            8.1           (2.5)
Obligations of states and
    political Subdivisions .....       22.6            0.7            22.6          0.7             --             --
                                   ----------------------------------------------------------------------------------
     Total .....................   $5,211.0       $ (779.1)       $1,976.8     $  123.7       $3,234.2       $ (902.8)
                                   ==================================================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY


      As of December 31, 2003, there were gross unrealized gains of $3,068.6 million and gross unrealized losses of $470.1 million on the fixed maturities portfolio. As of December 31, 2003 gross unrealized losses of $470.1 million include $413.3 million, or 87.9%, of gross unrealized losses concentrated in the utilities, manufacturing, oil and gas, transportation, and asset-backed and mortgage-backed securities. The tables above show gross unrealized losses before amounts that are allocated to the closed block policyholders or participating pension contractholders. Of the $470.1 million of gross unrealized losses in the portfolio at December 31, 2003, $61.8 million was in the closed block and $20.2 million has been allocated to participating pension contractholders, leaving $388.1 million of gross unrealized losses after such allocations.

      As of December 31, 2002, there were gross unrealized gains of $2,329.2 million, and gross unrealized losses of $1,439.2 million on the fixed maturities portfolio. The 2002 gross unrealized losses of $1,439.2 million included $1,299.2 million, or 90.3%, of gross unrealized losses concentrated in the utilities, manufacturing, oil and gas, transportation, and asset-backed and mortgage-backed securities. Only the utilities sector has net unrealized losses. The tables above show gross unrealized losses before amounts that were allocated to the closed block policyholders or participating pension contractholders. Of the $1,439.2 million of gross unrealized losses in the portfolio at December 31, 2002, $191.0 million was in the closed block and $62.6 million was allocated to participating pension contractholders, leaving $1,185.6 million of gross unrealized losses after such allocations.

      Unrealized losses can be created by rising interest rates or by rising credit concerns and hence widening credit spreads. Credit concerns are apt to play a larger role in the unrealized loss on below investment grade bonds and hence the gross unrealized loss on the portfolio has been split between investment grade and below investment grade bonds in the above tables. The gross unrealized loss on below investment grade fixed maturity securities declined from $902.8 million at December 31, 2002 to $259.8 million at December 31, 2003 primarily due to the easing of credit concerns and the resulting spread tightening.

      All sectors within the below investment grade portfolio saw a dramatic drop in gross unrealized losses. Most notable was the drop in the gross unrealized loss on the utility portfolio, from $360.2 million as of December 31, 2002 to $46.1 million as of December 31, 2003. While the excess capacity in this sector will continue to pressure certain power regions and certain companies for several years, the industry is in much better shape after a year of sharply curtailed capital expenditures and general balance sheet strengthening.

      We remain most concerned about the airline sector. We lend to this industry almost exclusively on a secured basis (approximately 99% of our loans are secured). These secured airline financings are of two types: Equipment Trust Certificates (ETC's) and Enhanced Equipment Trust Certificates (EETC's). The ETC's initially have an 80% loan-to-value ratio and the EETC senior tranches initially have a 40-50% loan-to-value and include a provision for a third party to pay interest for eighteen months from a default. For us to lose money on an ETC, three things must happen: the airline must default; the airline must decide it does not want to fly our aircraft, and the aircraft must be worth less than our loan. When lending to this industry, we underwrite both the airline and the aircraft. We've been lending to this industry in this fashion for 25 years through several economic cycles and have seen values on our secured airline bonds fall and recover thorough these cycles. EETC's are classified as asset-backed securities and they account for $58.6 million and $180.1 million of the $143.8 million and $276.0 million of gross unrealized loss in the asset-backed and mortgage-backed securities category as of December 31, 2003 and 2002, respectively. While the airline industry is making positive strides in reducing its cost structure, a significant recovery in this sector requires a growing economy and a pick up in business travel. In the most recent quarter ending December 31, 2003, most of the major carriers have reported improved financial results. This trend is encouraging and we expect it to continue barring any new terrorist events or a reversal of the course of the U.S. economy. We continue to expect that the senior secured nature of our loans to this industry will protect our holdings through this difficult time.

      The following table shows the composition by credit quality of the securities with gross unrealized losses in our fixed maturity securities portfolio. The gross unrealized loss on investment grade bonds (those rated in categories 1 and 2 by the SVO) declined by $325.0 million in the twelve months ending December 31, 2003 to $199.9 million. The gross unrealized loss on below investment grade bonds (those rated in categories 3, 4, 5, and 6 by the SVO) declined even more over this period, dropping by $643.6 million to a total of $259.2 million as of December 31, 2003.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


          Unrealized Losses on Fixed Maturity Securities -- By Quality

                                                                   As of December 31, 2003
                                                ------------------------------------------------------------
                                                 Carrying Value of
                                                  Securities with
   SVO               S&P Equivalent              Gross Unrealized      % of    Gross Unrealized
Rating (1)          Designation (2)                 Losses (3)        Total       Losses (3)     % of Total
------------------------------------------------------------------------------------------------------------
                                                   (in millions)                 (in millions)
    1        AAA/AA/A.........................        $4,631.6          50.8%      $ (93.4)          20.3%
    2        BBB..............................         2,168.2          23.8        (106.5)          23.2
    3        BB...............................           664.4           7.3         (74.4)          16.2
    4        B................................         1,068.3          11.7         (90.5)          19.7
    5        CCC and lower....................           441.5           4.8         (83.5)          18.2
    6        In or near default...............           146.7           1.6         (10.8)           2.4
                                                ------------------------------------------------------------
                   Subtotal...................         9,120.7         100.0%       (459.1)         100.0%

             Redeemable preferred stock.......           207.6                       (11.0)
                                                ------------------------------------------------------------
             Total............................        $9,328.3                     $(470.1)
                                                ============================================================

(1) With respect to securities that are awaiting rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Includes 58 securities with gross unrealized losses that are awaiting an SVO rating with a carrying value of $1,763.4 million and unrealized losses of $27.1 million. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date. Unrated securities comprised 18.9% and 5.8% of the total carrying value and total gross unrealized losses of securities in a loss position, including redeemable preferred stock, respectively.

          Unrealized Losses on Fixed Maturity Securities -- By Quality

                                                                      As of December 31, 2002
                                                  ------------------------------------------------------------
                                                   Carrying Value of
                                                    Securities with
   SVO                 S&P Equivalent              Gross Unrealized      % of    Gross Unrealized
Rating (1)            Designation (2)                 Losses (3)        Total       Losses (3)     % of Total
--------------------------------------------------------------------------------------------------------------
                                                     (in millions)                 (in millions)
   1         AAA/AA/A..........................         $ 3,134.5        29.9%    $  (148.2)          10.4%
   2         BBB...............................           4,109.8        39.2        (376.7)          26.4
   3         BB................................           1,622.1        15.5        (410.3)          28.7
   4         B.................................             708.5         6.8        (218.4)          15.3
   5         CCC and lower.....................             541.2         5.2        (193.6)          13.6
   6         In or near default................             362.4         3.4         (80.5)           5.6
                                                   -----------------------------------------------------------
             Total.............................          10,478.5       100.0%     (1,427.7)         100.0%

             Redeemable Preferred Stock........             266.2                     (11.5)
                                                   -----------------------------------------------------------
             Total.............................         $10,744.7                 $(1,439.2)
                                                   ===========================================================

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY


  Unrealized Losses on Fixed Maturity Securities -- By Investment Grade and Age

                                                               As of December 31, 2003
                                  ---------------------------------------------------------------------------------
                                                 Investment Grade                       Below Investment Grade
                                  ---------------------------------------  ----------------------------------------
                                   Carrying                                   Carrying
                                   Value of                                   Value of
                                  Securities                                 Securities
                                  with Gross                                 with Gross
                                  Unrealized     Hedging       Market        Unrealized     Hedging        Market
                                    Losses     Adjustments  Depreciation       Losses     Adjustments   Depreciation
-------------------------------------------------------------------------  -----------------------------------------
                                              (in millions)                               (in millions)
Three months or less ..........   $1,793.1     $  (12.2)    $  (15.6)        $  247.8      $   (3.8)       $   (7.5)
Greater than three months to
     six months ...............    1,385.2         (5.6)       (27.0)           122.9          (1.8)           (1.1)
Greater than six months to
     nine months ..............      925.2         (1.0)       (32.6)           122.1          (2.5)          (10.8)
Greater than nine months to
     twelve months ............      207.4        (14.0)        (7.7)           191.6          (1.2)           (2.8)
Greater than twelve months ....    2,488.9        (43.7)       (40.5)         1,636.5         (60.1)         (167.6)
                                  ---------------------------------------  ----------------------------------------
     Total ....................    6,799.8        (76.5)      (123.4)         2,320.9         (69.4)         (189.8)
                                  ---------------------------------------  ----------------------------------------

Redeemable Preferred Stock ....      205.2           --        (10.4)             2.4            --            (0.6)
                                  ---------------------------------------  ----------------------------------------
     Total ....................   $7,005.0     $  (76.5)    $ (133.8)        $2,323.3      $  (69.4)       $ (190.4)
                                  =======================================  ========================================

  Unrealized Losses on Fixed Maturity Securities -- By Investment Grade and Age

                                                                    As of December 31, 2002
                                  ---------------------------------------------------------------------------------
                                                 Investment Grade                       Below Investment Grade
                                  ---------------------------------------  ----------------------------------------
                                   Carrying                                   Carrying
                                   Value of                                   Value of
                                  Securities                                 Securities
                                  with Gross                                 with Gross
                                  Unrealized     Hedging       Market        Unrealized     Hedging       Market
                                    Losses     Adjustments  Depreciation       Losses     Adjustments  Depreciation
-------------------------------------------------------------------------  ----------------------------------------
                                              (in millions)                               (in millions)
Three months or less ........     $2,159.6     $  (19.3)     $  (46.9)       $  272.5     $   (2.2)       $  (12.9)
Greater than three months
    to six months ...........        868.6        (15.7)        (31.6)          398.2         (6.9)         (110.3)
Greater than six months
    to nine months ..........        914.3        (36.3)        (23.9)          561.3        (14.3)          (77.8)
Greater than nine months
    to twelve months ........        293.3         (9.7)        (23.6)          388.9         (4.7)          (59.6)
Greater than twelve months ..      3,008.5        (69.8)       (248.1)        1,613.3        (75.3)         (538.8)
                                  ---------------------------------------  ---------------------------------------
     Total ..................      7,244.3       (150.8)       (374.1)        3,234.2       (103.4)         (799.4)
                                  ---------------------------------------  ---------------------------------------

Redeemable Preferred Stock ..        266.2           --         (11.5)             --           --              --
                                  ---------------------------------------  ---------------------------------------
     Total ..................     $7,510.5     $ (150.8)     $ (385.6)       $3,234.2     $ (103.4)       $ (799.4)
                                  =======================================  =======================================

      The tables above show the Company's investment grade and below investment grade securities that were in a loss position at December 31, 2003 and 2002 by the amount of time the security has been in a loss position. Gross unrealized losses from hedging adjustments represent the amount of the unrealized loss that results from the security being designated as a hedged item in a fair value hedge. When a security is so designated, its cost basis is adjusted in response to movements in interest rates. These adjustments, which are non-cash and reverse with the passage of time as the asset and derivative mature, impact the amount of unrealized loss on a security. The remaining portion of the gross unrealized loss represents the impact of interest rates on the non-hedged portion of the portfolio and unrealized losses due to creditworthiness on the total fixed maturity portfolio.

      As of December 31, 2003 and 2002, respectively, the fixed maturity securities had a total gross unrealized loss of $324.2 million and $1,185.0 million, excluding basis adjustments related to hedging relationships. Of these totals, $218.6 million and

                       JOHN HANCOCK LIFE INSURANCE COMPANY


$870.1 million, respectively, are due to securities that have had various amounts of unrealized loss for more than nine months. Of this, $48.2 million and $271.7 million, respectively comes from securities rated investment grade. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in credit spreads since the securities were acquired. Credit rating agencies statistics indicate that investment grade securities have been found to be less likely to develop credit concerns.

      As of December 31, 2003 and 2002, $170.4 million and $598.4 million, respectively, of the $324.2 million and $1,185.0 million resided in below investment grade securities with various amounts of unrealized loss for over nine months. At December 31, 2003, all of these securities were current as to the payments of principal and interest with the exception of 2 securities with a carrying value of $16.8 million and an unrealized loss of $18.3 million. Of the total $170.4 million, $88.2 million traded above 80% of amortized cost at December 31, 2003 and an additional $11.3 million traded above 80% of amortized cost within the last nine months, for a total of $99.5 million. Of the total $99.5 million, $58.1 million comes from airline related bonds, an industry that continues to experience stress and hence has lagged the general recovery. While, as described earlier, we expect the secured nature of our positions to protect our value, the continued stress in this industry is of concern.

Unrealized Losses as of December 31, 2003

      As of December 31, 2003, the remaining portion of the unrealized loss, $70.9 million, arises from below investment grade securities that have traded below 80 percent of amortized cost for over nine months. All of these bonds, with the exception of the 2 securities mentioned above, are current on payments of principal and interest and we believe, based on currently available information that it is probable that these securities will continue to pay based on their original terms. We expect full recovery of principal and interested on the 2 securities on which interest is overdue. This interest was actually paid to the trustee, but the investors chose to use these payments for expenses related to protecting the collateral underlying the bonds rather than distribute them. We carefully track these investments to ensure our continued belief that their prices will recover. More detail on the most significant securities is contained below:

      o $28.2 million from a structured investment based on oil and gas payments to an Argentine province. This transaction benefits from
            (1) rights to 80% of the royalty payments received by the province,
            (2) a six month debt service reserve located in the U.S., and (3) a political risk insurance policy from a major reinsurer that will take over payments in the event the government imposes transfer or currency conversion limitations. Currently, the major risk is that the local oil and gas companies are making payments to the province based on a fixed exchange rate rather than the market exchange rate. While the province is working to correct this, if it does not change, the coverages on the bond will suffer and should oil and gas prices drop, we may need to restructure our rights to royalty payments to extend beyond the maturity of our bond, so a restructuring would likely extend the term of our bond with interest.

      o $26.6 million on five secured airline bonds: $17.6 million on senior tranche EETC's and $9.0 million on ETC's. The EETC's are backed by planes of an airline currently in bankruptcy. These EETC's however, are all current due to the 18 month liquidity facility with which to make interest payments and in all these positions, the total loan balance of the senior tranche is still less than the current appraised value of the underlying aircraft. Accordingly, we expect the market prices of these bonds to recover. The ETC's and the subordinated EETC are backed by planes of major US airline that we do not expect to file for bankruptcy and accordingly we expect these bonds to recover.

      o $9.4 million on a fertilizer plant that sources its natural gas from PDVSA, the Venezuelan oil company. While the cost of the natural gas is very inexpensive, there are concerns about the reliability of the supply. Also, the plant experienced some start up operational difficulties that now appear to have been fixed. Additionally, its equity sponsors have supported the project with additional contributions of equity and based on our review of this credit we expect their continued support. Hence, we expect the price to continue to recover.

      o $5.2 million on the bond of a major telecommunications company. A major portion of the value of this company is derived from its local exchange business. The company has taken steps to de-leverage and is expected to be in a positive cash flow position this year. As the company continues to reduce leverage through cost cutting and asset dispositions, we expect these securities to continue to recover in value.

      o $1.2 million markdown of an asset backed security resulting from a bond being downgraded. The bankruptcy filing of the issuer/servicer of the bond has caused significant performance deterioration on the underlying collateral during December 2002 to June 2003. However, performance has improved gradually since the service reorganization which took place in June 2003.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


      The Company's investment grade and below investment grade bonds trading at less than 80% of amortized cost for more than one year amounted to $75.9 million as of December 31, 2003.

      The Company believes, however, that after its comprehensive review of each borrower's ability to meet the obligations of the notes, and based on information available at this time, these securities will continue to pay as scheduled, and the Company has the ability and the intent to hold these securities until they recover in value or mature. The scheduled maturity dates for securities in an unrealized loss position at December 31, 2003 and 2002 are shown below.

          Unrealized Losses on Fixed Maturity Securities -- By Maturity

                                                  December 31, 2003              December 31, 2002
                                            ----------------------------    ----------------------------
                                             Carrying Value                 Carrying Value
                                             of Securities      Gross        of Securities       Gross
                                               with Gross     Unrealized      with Gross      Unrealized
                                            Unrealized Loss      Loss       Unrealized Loss      Loss
                                            ----------------------------    ----------------------------
                                                    (in millions)                  (in millions)

Due in one year or less .................   $   385.1          $   (11.5)   $   554.9          $   (35.5)
Due after one year through five years ...     1,487.0              (74.5)     2,473.7             (268.4)
Due after five years through ten years ..     1,916.7             (101.8)     2,478.4             (418.6)
Due after ten years .....................     3,404.8             (138.5)     3,573.5             (440.7)
                                            ----------------------------    ----------------------------
                                               7,193.6             (326.3)     9,080.5           (1,163.2)

Asset-backed and mortgage-backed
  Securities ............................     2,134.7             (143.8)     1,664.2             (276.0)
                                            ----------------------------    ----------------------------

Total ...................................   $ 9,328.3          $  (470.1)   $10,744.7          $(1,439.2)
                                            ============================    ============================

      As of December 31, 2003 we had 59 securities representing 9 credit exposures that had unrealized losses of $10 million or more. They include:

Description of Issuer                                        Amortized Cost     Unrealized Loss
-----------------------------------------------------------------------------------------------
                                                                       (In Millions)

Argentinean trust holding rights to oil and gas royalty ....     $   43.4           $  (28.2)
Notes secured by leases on a pool of aircraft ..............         35.1              (18.3)
Securitized investment of aircraft .........................        224.8              (17.8)
Secured financings to large US airline .....................        110.8              (15.6)
Venezuelan oil company with US dollar based flows ..........        152.4              (15.2)
Major US airline ...........................................        151.1              (10.6)
Major US airline ...........................................         73.9              (10.5)
Finance subsidiary of US paper/wood products manufacturer ..        215.5              (10.3)
Joint venture with a Venezuelan oil company ................         41.3               (9.8)

                                                                 --------           --------
       Total ...............................................     $1,048.3           $ (136.3)

      Unrealized losses improved during the year ending December 31, 2003. As of December 31, 2002, there were 76 securities, representing 35 credit exposures, with an unrealized loss of $10 million or more with an amortized cost of $2,287.6 million and unrealized loss of $694.9 million. The area of concern continues to be the airline sector and it represents 5 names on this list. All of the above securities have undergone thorough analysis by our investment professionals, and at this time we believe that the borrowers have the financial capacity to make all required contractual payments on the notes when due, and we intend to hold these securities until they either mature or recover in value.

      Mortgage Loans. As of December 31, 2003 and 2002, the Company held mortgage loans with carrying values of $10.9 billion and $10.3 billion, including $3.0 billion and $2.6 billion respectively, of agricultural loans at each period end and $7.9 billion and $7.7 billion, respectively, of commercial loans. Impaired loans comprised 1.1% of the mortgage portfolio at December 31, 2003. The Company's average historical impaired loan percentage during the period from 1998 through 2003 is

                       JOHN HANCOCK LIFE INSURANCE COMPANY


1.2%. This historical percentage is higher than the current 1.1% because the historical percentage includes some remaining problem assets of the 1990's real estate downturn, some of which are still held.

      The following table shows the Company's agricultural mortgage loan portfolio by its three major sectors: agri-business, timber and production agriculture.

                                                                 As of December 31,
                                  ----------------------------------------------------------------------------------
                                                   2003                                       2002
                                  -----------------------------------------  ---------------------------------------
                                  Amortized     Carrying      % of Total      Amortized    Carrying     % of Total
                                     Cost         Value     Carrying Value       Cost        Value    Carrying Value
                                  -----------------------------------------  ---------------------------------------
                                       (in millions)                               (in millions)
Agri-business...................   $1,861.0     $1,860.6        61.5%         $1,526.8     $1,520.8        57.7%
Timber..........................    1,172.4      1,144.2        37.9           1,090.4      1,086.7        41.3
Production agriculture..........       18.9         18.9         0.6              25.3         25.1         1.0
                                  -----------------------------------------  ---------------------------------------
    Total ......................   $3,052.3     $3,023.7       100.0%         $2,642.5     $2,632.6       100.0%
                                  =========================================  =======================================

      The following table shows the distribution of our mortgage loan portfolio by property type as of the dates indicated. Our commercial mortgage loan portfolio consists primarily of non-recourse fixed-rate mortgages on fully, or nearly fully, leased commercial properties.

                        Mortgage Loans - By Property Type

                                                              As of December 31,
                                      ---------------------------------------------------------------
                                                   2003                               2002
                                      ---------------------------------------------------------------
                                        Carrying            % of           Carrying            % of
                                          Value            Total             Value            Total
                                      ---------------------------------------------------------------
                                      (in millions)                      (in millions)
Apartment..........................      $ 1,452.9          13.4%           $ 1,408.4          13.7%
Office Buildings...................        2,448.4          22.5              2,779.9          27.0
Retail.............................        2,083.6          19.2              1,779.3          17.3
Agricultural.......................        3,023.7          27.8              2,632.6          25.6
Industrial.........................          938.4           8.6                916.5           8.9
Hotels.............................          435.9           4.0                447.3           4.3
Multi-Family.......................            0.9           0.0                  1.4           0.0
Mixed Use..........................          284.3           2.6                155.2           1.5
Other..............................          203.0           1.9                175.9           1.7
                                      ---------------------------------------------------------------
     Total.........................      $10,871.1         100.0%           $10,296.5         100.0%
                                      ===============================================================

      The following table shows the distribution of our mortgage loan portfolio by geographical region, as defined by the American Council of Life Insurers
(ACLI).

                        Mortgage Loans -- By ACLI Region

                                                        As of December 31,
                           ----------------------------------------------------------------------
                                            2003                                  2002
                           ----------------------------------------------------------------------
                            Number       Carrying         % of          Carrying           % of
                           Of Loans        Value          Total           Value           Total
                           ----------------------------------------------------------------------
                                       (in millions)                  (in millions)
East North Central.......    142        $ 1,117.8          10.3%        $ 1,102.0           10.7%
East South Central.......     39            411.9          3.8              430.5           4.2
Middle Atlantic..........    120          1,449.5         13.3            1,447.4          14.1
Mountain.................     91            507.6          4.7              488.5           4.7
New England..............    103            869.1          8.0              794.7           7.7
Pacific..................    274          2,371.2         21.8            2,134.5          20.7
South Atlantic...........    202          2,375.6         21.8            2,229.5          21.7
West North Central.......     69            434.5          4.0              450.5           4.4
West South Central.......    120          1,022.2          9.4              952.2           9.2
Canada...................     12            311.7          2.9              266.7           2.6
                           ----------------------------------------------------------------------
     Total...............  1,172        $10,871.1         100.0%        $10,296.5          100.0%
                           ======================================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY


                            Mortgage Loan Comparisons

                                                                           As of December 31,
                                                  -----------------------------------------------------------------------
                                                               2003                                 2002
                                                  ----------------------------------  -----------------------------------
                                                     Carrying        % of Total           Carrying        % of Total
                                                      Value       Mortgage Loans (1)       Value       Mortgage Loans (1)
                                                  ----------------------------------  -----------------------------------
                                                  (in millions)                        (in millions)
Delinquent, not in foreclosure..................         $ 0.2            0.0%               $  6.1            0.1%
Delinquent, in foreclosure (2)..................          92.7            0.8                  44.4            0.4
Restructured....................................          87.8            0.8                  54.8            0.5
Loans foreclosed during period..................          23.9            0.2                  25.8            0.3
Other loans with valuation allowance............           5.5            0.1                   5.5            0.1
                                                  -----------------------------------------------------------------------

   Total........................................         210.1            1.9                 136.6            1.4
                                                  =======================================================================

Valuation allowance.............................         $65.9            0.6%               $ 61.7            0.6%
                                                  =======================================================================

(1) As of December 31, 2003 and 2002 the Company held mortgage loans with carrying values of $10.9 billion and $10.3 billion, respectively.
(2) Increase as of December 31, 2003 is from a U.S. based forest products company that filed for bankruptcy in June 2003.

      Valuation allowance is maintained at a level that is adequate to absorb estimated probable credit losses. Management's periodic evaluation of the adequacy of the allowance for losses is based on past experience, known and inherent risks, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of the underlying security, the general composition of the portfolio, current economic conditions and other factors. This evaluation is inherently subjective and is susceptible to significant changes and no assurance can be given that the allowances taken will in fact be adequate to cover all losses or that additional valuation allowances or asset write-downs will not be required in the future. The valuation allowance for the mortgage loan portfolio was $65.9 million, or 0.6% of the carrying value of the portfolio as of December 31, 2003.

Investment Results

Net Investment Income. The following table summarizes the Company's investment results for the periods indicated:

                                                                     For the Years Ended
                                                                        December 31,
                                          --------------------------------------------------------------------------
                                                    2003                    2002                    2001
                                            Yield       Amount      Yield       Amount       Yield       Amount
                                          --------------------------------------------------------------------------
                                                    (in millions)           (in millions)            (in millions)
General account assets-excluding policy
   loans
   Gross income..........................     6.26%    $ 3,864.5      6.70%    $ 3,685.9       7.79%    $ 3,768.3
   Ending invested assets (1)-excluding
   policy loans..........................               64,870.0                58,548.9                 51,387.5
Policy loans
   Gross income..........................     6.10%        123.0      6.10%        120.1       6.20%        118.4
   Ending assets.........................                2,019.2                 2,014.2                  1,927.0
   Total gross income....................     6.26%      3,987.5      6.68%      3,806.0       7.73%      3,886.7
   Less: investment expenses.............                 (188.1)                 (225.0)                  (240.5)
                                                       ---------               ---------                ---------
     Net investment income...............     5.96%    $ 3,799.4      6.29%    $ 3,581.0       7.25%    $ 3,646.2
                                                       =========               =========                =========

(1) Cash and cash equivalents are included in invested assets in the table above for the purposes of calculating yields on income producing assets for the Company.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      Net investment income increased $218.4 million from the prior year. The increase was primarily the result of asset growth and lower investment expenses. Overall, the 2003 yield, net of investment expenses, on the general account portfolio decreased to 5.96% from 6.29% in the prior year. The lower portfolio yield was driven primarily by the drop in short-term

                       JOHN HANCOCK LIFE INSURANCE COMPANY


interest rates during the year, which impacts floating rate investments, and lower yields on investment acquisitions. In summary, the change in yields was driven by the following factors:

      o As of December 31, 2003, the Company's asset portfolio had approximately $13 billion of floating-rate exposure (primarily LIBOR). This compares to $12 billion of exposure as of December 31, 2002. This exposure was created mostly through interest rate swaps designed to match our floating-rate liability portfolio. As of December 31, 2003, approximately 88% of this exposure, excluding cash and short-term investments, was directly offset by exposure to floating-rate liabilities. Most of the remaining 12% of exposure is in floating rate assets acquired for their relative value and is accounted for in the portfolio's interest rate risk management plan. As a result of the drop in short term rates over the year, as well as the increase in exposure, this floating-rate exposure reduced the portfolio yield by 11 basis points in 2003 compared to the prior year.

      o Certain of our tax-preferenced investments (lease residual management and affordable housing limited partnerships) dilute the Company's net portfolio yield on a pre-tax basis. In 2003, this dilutive effect was 11 basis points, compared to 10 basis points in 2002. However, adjusting for taxes, these investments increased the Company's net income by $7.6 million in 2003 relative to 2002.

      o The inflow of new cash for the twelve-month period ending December 31, 2003 was invested at rates that were below the portfolio rate. In addition, maturing assets rolling over into new investments at rates less favorable than those available in 2002. These two factors account for the majority of the remaining decline in portfolio rates.

      Partially offsetting the effects of these decreases to yields on investments was an increase in invested assets and a reduction in investment expenses. In 2003, weighted-average invested assets grew $6,787.3 million, or 11.9%, from the prior year. In addition, investment expenses were reduced $36.9 million in 2003 compared to the prior year. Included are reductions in corporate complex expenses and in depreciation expenses associated with the sale of the Company's Home Office real estate of $44.9 million.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY


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

Net Realized Investment and Other Gain/Loss. The following table shows the Company's net realized investment and other gains (losses) by asset class for the periods presented:

                                                     Gross Gain    Gross Loss      Hedging      Net Realized Investment
For the Year Ended December 31, 2003     Impairment  on Disposal  on Disposal    Adjustments      and Other Gain/(Loss)
                                         ------------------------------------------------------------------------------
                                                                         (in millions)
Fixed maturity securities ......         $ (515.1)    $  464.5      $  (95.3)      $ (246.9)             $ (392.8)
Equity securities ..............            (27.8)       101.1          (3.4)            --                  69.9
Mortgage loans on real estate ..               --         75.8         (40.9)         (63.7)                (28.8)
Real estate ....................               --        289.7         (16.8)            --                 272.9
Other invested assets ..........            (29.8)        25.2         (30.6)            --                 (35.2)
Derivatives ....................               --           --            --          116.4                 116.4
                                         ------------------------------------------------------------------------------
               Subtotal ........         $ (572.7)    $  956.3      $ (187.0)      $ (194.2)             $    2.4
                                         ==============================================================================

          Amortization adjustment for deferred policy acquisition costs......................                (6.1)
          Amounts credited to participating pension contractholders..........................                 3.4
          Amounts credited to the policyholder dividend obligation...........................                58.5
                                                                                                      --------------
               Total.........................................................................            $   58.2
                                                                                                      ==============

(1) Fixed maturities gain on disposals includes $90.3 million of gains from previously impaired securities.
(2) Fixed maturities loss on disposals includes $28.8 million of credit related losses.

                                                  Gross Gain    Gross Loss      Hedging    Net Realized Investment
For the Year Ended December 31, 2002  Impairment  on Disposal  on Disposal    Adjustments   And Other Gain/(Loss)
                                      ---------------------------------------------------------------------------
                                                                      (in millions)
Fixed maturity securities ......      $ (565.9)   $  163.3       $ (116.8)     $ (141.5)             $ (660.9)
Equity securities ..............         (26.9)      149.6          (21.5)           --                 101.2
Mortgage loans on real estate ..            --        55.2           (1.2)        (35.9)                 18.1
Real estate ....................            --        10.5          (36.5)           --                 (26.0)
Other invested assets ..........         (61.3)       10.8          (12.7)           --                 (63.2)
Derivatives ....................            --        63.8             --          42.4                 106.2
                                      --------------------------------------------------------------------------
               Subtotal ........      $ (654.1)   $  453.2       $ (188.7)     $ (135.0)             $ (524.6)
                                      ==========================================================================

          Amortization adjustment for deferred policy acquisition costs......................            38.9
          Amounts credited to participating pension contractholders..........................            23.3
          Amounts credited to the policyholder dividend obligation...........................            11.9
                                                                                                    ------------
               Total.........................................................................        $ (450.5)
                                                                                                    ============

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

      In 2003, net realized investment and other gains was a gain of $58.2 million and gross losses on impairments and on disposal of investments - including bonds, equities, real estate, mortgages and other invested assets was $759.7 million, excluding hedging adjustments.

      In 2003, we realized $464.5 million of gains on disposal of fixed maturities excluding hedging adjustments. These gains resulted from managing our portfolios for tax optimization and ongoing portfolio repositioning, and included $59.8 million of prepayments and approximately $90.3 million from recoveries on sales of previously impaired securities.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


      In 2003, we realized $95.3 million of losses upon disposal of bonds excluding hedging adjustments. We generally intend to hold securities in unrealized loss positions until they mature or recover. However, we do sell bonds under certain circumstances such as when new information causes us to change our assessment of whether a bond will recover or perform according to its contractual terms, in response to external events (such as a merger or a downgrade) that result in investment guideline violations (such as single issuer or overall portfolio credit quality limits), in response to extreme catastrophic events (such as September 11, 2001) that result in industry or market wide disruption, or to take advantage of tender offers. Sales generate both gains and losses.

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

      As disclosed in our discussion of the Results of Operations in this MD&A, the Company recorded losses due to other than temporary impairments of fixed maturity securities for the year 2003 of $539.2 million (including impairment losses of $515.1 million, and $24.1 million of previously recognized gains where the bond was part of a hedging relationship). The following list shows the largest losses recognized year to date, the related circumstances giving rise to the loss and a discussion of how those circumstances impacted other material investments held. Unless noted otherwise, all of the items shown are impairments of securities held at December 31, 2003, including hedging adjustments.

      o $113.2 million on public and private fixed maturity securities (including an impairment loss of $112.7 million and $0.5 million in previously recognized gains where the bonds were part of a hedging relationship) on an international dairy company headquartered in Italy. The company filed for bankruptcy in December after 4 billion euros of liquid investments were declared non-existent by a major U.S. financial institution. The current carrying value of the securities is $20.3 million with most of our holdings were written down to a year-end quoted value of 15 cents on the dollar.

      o $37.7 million (including an impairment loss of $37.3 million and $0.4 million in previously recognized gains where the bonds were part of a hedging relationship) on public fixed maturity securities relating to a large, national farmer-owned dairy co-operative. Margins have been squeezed due to a supply/demand imbalance, high input costs and high leverage, due in part to a recent acquisition. Despite a large favorable outcome on a lawsuit, depressed commodity prices in this environment have continued to put pressure on the company to rationalize their operations as was evident in their recently released annual financial statements. Given our subordinated position in the capital structure, and unlikely improvement near term, we have impaired the security to the market level. We have no other loans to dairy companies that are impacted by this same combination of factors. We have recovered $10.7 million on subsequent sales of this security.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


      o $36.8 million on private fixed maturity securities (including an impairment loss of $31.7 million and $5.1 million in previously recognized gains where the bond was part of a hedging relationship) on a toll road where a new competing road has decreased the traffic on the toll road and hence the project has been unable to service its debt. We have no other holdings affected by this situation.

      o $36.1 million on private and public fixed maturity securities (including an impairment loss of $34.6 million and $1.5 million in previously recognized gains where the bond was part of a hedging relationship) secured by aircraft leased by a large U.S. airline. This airline is seeking to reduce its lease rates as a small part of its larger efforts to reduce costs and emerge from bankruptcy. These impairments are based on public quoted prices for the public securities and the appraised values of the aircraft in conjunction with the expected restructured lease rates on the private securities. While we hold other investments in the aircraft industry, these circumstances are unique to this issuer.

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

      o $26.3 million (including an impairment loss of $23.2 million and $3.1 million in previously recognized gains where the bonds were part of a hedging relationship) on public fixed maturity securities relating to a special purpose company created to sublease aircraft to two major US airlines. This investment is the subordinated tranche in a multi-tier structure of an Enhanced Equipment Trust Certificate (EETC). One of the airlines has recently indicated that it will not honor the original lease rates on the aircraft in this investment. Hence, with the loan exceeding the current value of the securities, we have impaired the security to the market level. While we do have an investment in the senior tranche of this EETC, the senior tranche exposure is still less than the current market value of the underlying planes and the senior tranche enjoys an 18 month liquidity facility. Accordingly, we do not anticipate a loss on the senior tranche.

      o $25.2 million on private fixed maturities of a holding company structure created to develop three natural gas fired power projects in the southwestern United States that were initiated to respond to the California power crisis. The subsequent drop in power demand and prices made this company's business plan uneconomic. Negotiations with the company to restructure the debt and create a stronger entity have lead to further impairments in our security. We have one other $50 million loan to a power company that similarly began construction on a new plant to sell power into California. It has successfully redeployed its turbines elsewhere and we do not expect a loss on that position.

      o $21.6 million (including an impairment loss of $19.2 million and $2.4 million in previously recognized gains where the bond was part of a hedging relationship) on public fixed maturity securities relating to an asset backed pool of franchise loans primarily focused in the gas/convenience store sector. The sector has continued to be hit hard by higher delinquencies and lower recoveries on the underlying loans. Modeling under EITF 99-20 with higher delinquencies and lower recovery values has led to further impairments on these securities. We have $134.8 million of other exposure to franchise loan ABS, all of which are senior tranches.

      o $14.2 million on public fixed maturity securities relating to a subordinated holding company structure comprised of ownership interests in three power generation facilities in the western US. Due to the severe overcapacity in the power markets and the lack of an off take provider for the potential power generated from the plants, this subordinated interest in the facilities was not refinanced and we wrote off the investment completely. The overcapacity in the power markets has put stress on all power producers as we discuss in our sector commentary.

      o $11.1 million on private fixed maturity securities on a Chilean based conglomerate. Attempts to renegotiate the agreement have not materialized and the likelihood of receiving any recovery is remote. We have completely

                       JOHN HANCOCK LIFE INSURANCE COMPANY


            written off the investment. The circumstances surrounding this investment are unique as the borrower has demonstrated a lack of willingness to repay the debt on this investment.

      o $11.0 million on public fixed maturity securities (including an impairment loss of $9.2 million and $1.8 million in previously recognized gains where the bond was part of a hedging relationship) of a utility brought into the bankruptcy of its parent that suffered from a significant amount of merchant energy exposure. Our bonds are secured by a pump storage facility. We have $55.2 million carrying value of bonds at the parent that were already impaired in a prior quarter.

      o $11.0 million on private fixed maturity securities secured by aircraft leased by a large U.S. airline. This airline is seeking to reduce its lease rates as a small part of its larger efforts to reduce costs to avoid bankruptcy. This impairment is based on the expected reduction in the lease rates. We have $72.5 million of other ETC's backed by leases to this airline. The airline has not requested a change in the lease rates on the aircraft backing these investments. While we hold other investments in the airline industry and the industry has been under extreme pressure as discussed above, these issues are unique to this borrower.

      o $9.6 million on public fixed maturity securities relating to an unregulated power and pipeline energy company that became insolvent due to a fall in profitability in its merchant energy business downgrades from the rating agencies and a lack of liquidity due to the call on cash collateral requirements after the downgrades. We have impaired the security to market levels. The overcapacity in the power markets have put stress on all power producers as discussed above.

      o $9.7 million on public fixed maturity securities relating to a manufacturer of composite and building materials. This company has struggled to emerge from bankruptcy due to numerous lawsuits and a disagreement between the banks and noteholders. Accordingly, the price of these securities has declined and we are further impairing them down to current market levels. These circumstances are unique to this issuer.

      o $9.4 million on public fixed maturity securities relating to a special purpose financing company which owns an interest in a gas fired power plant in the UK with long-term fixed price contracts that are significantly above market in today's depressed pricing environment. In early 2003, the banks decided to pursue a fire sale of the power plant. We have impaired this loan to the discounted value of our likely recovery from such a sale. We have two other loans with a total carrying value of $103.8 million to companies participating in the UK power market. $63.9 million is backed by a UK pump storage facility investment where debt service coverage has been reduced by the weak environment for power in the U.K., but we continue to anticipate positive debt service coverage for this investment. $39.9 million is a loan to the owner of a UK regional electric company. Regional electric companies have monopolies to distribute and supply power to their regions and as a result, are less affected by the over supply of power.

      Of the $95.3 million of realized losses on sales of fixed maturity securities for the year 2003, $28.8 million was credit related and $50.3 million arose from the sale of 16 securities with $1.0 million or more of realized loss. The only significant realized losses for 2003, were $16.7 million on the sale of the bonds of a major healthcare service provider (late in the first quarter, the SEC announced that they had discovered massive accounting fraud at that company and thus its bond and stock prices plummeted; due to this significant event and the uncertainty over the future of the company due to the ongoing SEC investigation, we sold our position), and $4.9 million on the sale of bonds of a power provider with a large exposure to the merchant energy markets. As we became more concerned that the banks would not renew their bank lines to this company, we sold most of our position and impaired the remaining position that was subsequently sold in early July. These were the only sales of significance that we consider credit losses (i.e. sold at less than 80% of amortized cost). All other sales were related to general portfolio management, including the sale of a number of below investment grade bonds to maintain our exposure below 10% of invested assets on a statutory basis. The following are the losses on sales over $1.0 million:

      o $16.7 million credit loss on the sale of public bonds of a major healthcare service provider as referred to above.

      o $5.5 million on the sale of public bonds of a utility holding company where our position exceeded our single credit limits due to a downgrade of the company. This sale brought our holdings of this company in compliance within our limits.

      o $4.9 million credit loss on the sale of public bonds of a power provider referred to in the above paragraph.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


      o $3.1 million on the sale of public bonds of an oil and gas company's bonds. This position was sold to reduce below investment grade exposure.

      o $2.9 million credit loss on the sale of public bonds of a merchant energy producer. When this company announced it had broken off talks with its banks on a line coming due in the next month, we sold these bonds.

      o $2.3 million on the sale of the senior tranche of a commercial mortgage backed security. The loss is due to a rise in interest rates since the time of purchase.

      o $2.2 million on the sale of public bonds of an oil and gas pipeline company in order to maintain our below investment grade holdings below 10% of invested assets on a statutory basis.

      o $2.1 million on the sale of public bonds of an unregulated power generating company. This bond was sold after a downgrade created a credit limit violation.

      o $2.1 million on the sale of public bonds of a large U.S. based bank. The loss was entirely due to a rise in Treasury rates since the time of purchase.

      o $1.8 million on the sale of public bonds of an oil and gas exploration and production company. The loss is due to a rise in interest rates since the time of purchase.

      o $1.4 million credit loss on the sale of MBS/CMO of an aircraft lease trust. This loss was due to a downgrade by the rating agencies, which led to a supply/demand imbalance.

      o $1.2 million on the sale of bonds of a public power provider with merchant exposure due to our concern over whether the banks would renew their lines.

      o $1.1 million on the sale of public bonds of a gas pipeline company. The loss is due to a rise in interest rates since the time of purchase.

      o $1.0 million on the sale of public bonds of another power provider with a significant exposure to the merchant energy markets and our concern over their ability to renew their bank lines.

      o $1.0 million on the sale of public bonds of a large, European telecom company. The loss is due to a rise in interest rates since the time of purchase.

      o $1.0 million on the sale of public bonds of a large, domestic telecom company. The loss is due to a rise in interest rates since the time of purchase.

      There were no other sales with losses more than $1 million and no other sales of bonds at less than 80% of amortized cost, which we would consider as credit losses. These sales helped reduce our below investment grade holdings and accomplished other portfolio objectives.

      The Company recorded losses due to other than temporary impairments of CDO equity and other invested assets of $29.8 million for the year 2003. Equity in these CDO's take the first loss risk in a pool of high yield debt and hence under perform in a high yield default environment. These impairments were recognized using the guidance in EITF 99-20. We have a total remaining carrying value of $60.0 million and $48.7 million of CDO equity as of December 31, 2003 and December 31, 2002, respectively, which is currently supported by expected cash flows.

      The Company also recognized losses on other than temporary impairments of common stock of $27.8 million for the year 2003, as the result of market values falling below cost by greater than 15% for more than six months.

      The Company recorded a net loss of $28.8 million on mortgage loans for the year 2003 (of which $63.7 million were losses on hedging adjustments). Included are losses of $29.7 million for the year 2003, associated with agricultural mortgages.

       There were also gains of $101.1 million on the sale of equity securities as part of our overall investment strategy of using equity gains to minimize credit losses in the long term, gains of $25.2 million from the sale of other invested assets, and gains of $289.7 million resulting from the sale of real estate for the year 2003. Net derivative activity resulted in a gain

                       JOHN HANCOCK LIFE INSURANCE COMPANY


of $116.4 million for the year 2003, resulting from a slightly larger impact from interest rate changes on the Company's fair value of hedged and non-hedged items in comparison to the changes in fair value of its derivatives.

      For the year 2002, net realized investment and other losses were $450.5 million. Gross losses on impairments and on disposal of investments - including bonds, equities, mortgages, real estate, and other invested assets were $842.8 million, excluding hedging adjustments.

      The Company recorded losses due to other than temporary impairments of fixed maturities of $565.9 million for the year 2002, excluding hedging adjustments. The primary other than temporary impairments on fixed maturities for the year ended December 31, 2002 were $113.2 million on fixed maturity securities relating to a national airline that faced heavy operating losses due to the economic downturn, a high cost structure, and competition from low-cost carriers , $56.1 million on a large energy company that filed for bankruptcy in late 2001, $48.0 million on secured financings backed by an airline, or its subsidiaries, that filed for Chapter 11 bankruptcy protection during the third quarter of 2002, $45.5 million on securities issued by the holding company of a large domestic power producer that was downgraded to below investment grade status in July 2002 due to liquidity concerns, $35.3 million on issuers affiliated with the Argentina government and other investments in that country, $33.8 million on securities issued by a large telecommunications company that filed for bankruptcy in July, 2002, $33.5 million on fixed maturity securities for a unregulated power and pipeline energy company, $31.6 million of fixed maturity investments of U.K. based projects providing power and other essential services to an industrial complex, $28.3 million on fixed maturity securities relating to an oil field service company, $24.8 million on a redeemable preferred stock of a large domestic farm cooperative due to the cyclical nature of the business and a heavy debt load, $19.2 million on redeemable preferred stock of a technology based manufacturer of engineering products with a tight liquidity position, $19.0 million on securities of an Australian power project that failed to produce benefits expected from the deregulation of that country's power industry, $16.9 million on securities issued by a Mexican producer of corrugated boxes and newsprint, $13.6 million on securities of a diversified producer of single-use, specialty medical products, and $9.9 million on subordinated private placement securities funding a toll road between the U.S. and Mexico. Writedowns of CBO/CDO fixed maturity investments and other invested assets were $61.3 million for the year ended December 31, 2002.

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

     State insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of prescribed limitations without prior approval. The Company's limit is the greater of 10% of the statutory surplus at prior year-end or the prior calendar year's statutory net gain from operations of the Company. The ability of the Company to pay shareholder dividends is and will continue to be subject to restrictions set forth in the insurance laws and regulations of Massachusetts, its domiciliary state. The Massachusetts insurance law limits how and when the Company can pay shareholder dividends. The Company, in the future could also be viewed as being commercially domiciled in New York. If so, dividend payments may also be subject to New York's holding company act as well as Massachusetts' law. The Company currently does not expect such regulatory requirements to impair its ability to meet its liquidity and capital needs. During 2003, the Company paid $214.5 million in dividends to its parent, JHFS.

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

      In June, August and December 2003, the Commissioner of Insurance for the Commonwealth of Massachusetts approved, and the Company paid, dividends to JHFS in the amount of $100.0 million, $14.5 million and $100.0 million, respectively. $100.0 million of the dividend payments were cash transfers, the second $100.0 million was not paid in cash in 2003 but was an accounts payable at year end, and the remaining $14.5 million represents a property transfer of the First Signature Bank to

                       JOHN HANCOCK LIFE INSURANCE COMPANY


the Holding Company. None of these dividends were classified as extraordinary by state regulators.

      As noted above, on September 28, 2003, JHFS entered into a definitive merger agreement with Manulife. Until the closing of the transaction, the Company will continue to operate independently and does not expect the proposed merger to have a negative impact on financial condition, liquidity or sales. Following the announcement of the proposed merger, Standard and Poor's, Moody's, A.M. Best and Fitch affirmed all ratings. In addition, Standard & Poor's noted that "the `A' long-term counterparty credit and senior debt ratings on John Hancock Financial Services, Inc., a holding company for its U.S. and Canadian operating insurance companies, have been placed on CreditWatch with positive implications." Dominion Bond Rating Service placed John Hancock Financial Services' corporate rating of A (high).

      The liquidity of our insurance operations is also related to the overall quality of our investments. As of December 31, 2003, $41,258.2 million, or 87.1% of the fixed maturity securities held by us and rated by Standard & Poor's Ratings Services, (S&P) or the National Association of Insurance Commissioners were rated investment grade (BBB- or higher by S&P, Baa3 or higher for Moody's, or 1 or 2 by the National Association of Insurance Commissioners). The remaining $6,112.3 million, or 12.9% of fixed maturity investments were rated non-investment grade. For additional discussion of our investment portfolio see the General Account Investments section of this Management's Discussion and Analysis of Financial Condition and Results of Segment Operations.

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

      Analysis of Consolidated Statement of Cash Flows

      Net cash provided by operating activities was $2,842.4 million, $2,466.6 million and $2,774.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. Cash flows from operating activities are affected by the timing of premiums received, fees received and investment income. The $375.8 million increase in 2003 as compared to 2002 is largely attributable to an increase in investment income received of $353.9, a decrease in policyholder benefits of $339.9 million, and a smaller decrease in other assets net of other liabilities of $109.0 million, partially offset by an increase in operating expenses of $179.0 million and an increase in income taxes paid of $341.1 million. The $308.3 million decrease in 2002 as compared to 2001 is largely attributable to a decrease in premium received of $376.4 million, an increase in operating expenses of $80.4 million and an increase in income taxes paid of $101.8 million, partially offset by a decrease in policyholder benefits of $281.5 million.

      Net cash used in investing activities was $2,968.6 million, $6,212.6 million and $6,551.1 million for the years ended December 31, 2003, 2002, and 2001, respectively. Changes in the cash provided by investing activities primarily relate to the management of the Company's investment portfolios and the investment of excess capital generated by operating and financing activities. The $3,244.0 million decrease in cash used in 2003 as compared to 2002 resulted primarily from an $887.6 million cash inflow from the sale of Home Office properties in the first quarter of 2003 and a $2,335.6 million reduction in net acquisitions of fixed maturities during the year ended December 31, 2003 as compared to prior year. The net cash used in investing activities decreased by $338.5 million in 2002 compared to 2001 primarily due to decreases in net acquisitions of fixed maturities, partially offset by net issuances of mortgages and purchases of other invested assets, and increased net purchases of short-term investments.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


     Net cash provided by financing activities was $1,856.1 million, $3,617.7 million and $1,835.2 million, for the years ended December 31, 2003, 2002 and 2001, respectively. Changes in cash provided by financing activities primarily relate to excess deposits or withdrawals under investment type contracts, the issuance of debt and borrowings or re-payments of the Company's debt. The $1,761.6 million decrease in net cash provided by financing activities for 2003 as compared to 2002 was driven by a decrease in deposits and an increase in cash payments made on withdrawals of universal life insurance and investment-type contracts totaling $2,783.0 million, somewhat offset by a $970.0 million increase in funds from the issuance of consumer notes, a program initiated in the second half of 2002. Deposits on such universal life insurance and investment-type contracts exceeded withdrawals by $711.0 million and $3,494.0 million for 2003 and 2002, respectively. The Company's ability to generate customer deposits in excess of withdrawals is critical to our long-term growth. The increase in 2002 as compared to 2001 is attributed to a smaller decrease in universal life and investment-type contract deposits of $1,520.9 million, as compared to increase of cash payments on withdrawals of $2,766.4 million, new issuance of consumer notes and the prior year cessation of the commercial paper program.

      Lines of Credit, Debt and Guarantees

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

      As of December 31, 2003, we had $713.4 million of principal and interest amounts of debt outstanding consisting of $447.6 million of surplus notes, and $265.8 million of other notes payable, including current maturities and a fair value adjustment for interest rate swaps. A new commercial paper program has been established at JHFS that has replaced the commercial paper program that was in place at the Company's indirect subsidiary, John Hancock Capital Corporation, and there were no commercial paper borrowings outstanding at December 31, 2003.

      Insurance Company Customer Accounts

      A primary liquidity concern with respect to life insurance and annuity products is the risk of early policyholder and contractholder withdrawal. The following table summarizes our annuity policy reserves and deposit fund liabilities for the contractholder's ability to withdraw funds for the indicated periods:

                                                                                As of December 31,
                                                                 ------------------------------------------------
                                                                           2003                    2002
                                                                 ------------------------------------------------
                                                                    Amount         %         Amount        %
                                                                 ------------------------------------------------
                                                                 (in millions)            (in millions)
Not subject to discretionary withdrawal provisions...........       $28,263.1      56.1%     $28,854.2     59.3%
Subject to discretionary withdrawal adjustment:
     With market value adjustment............................         1,226.2       2.4%         837.8      1.7%
     At contract value.......................................         2,920.2       5.8%       2,535.8      5.2%
     At fair value / market value............................        11,195.0      22.2%      10,972.4     22.6%
Subject to discretionary withdrawal at contract value
     less surrender charge...................................         6,809.4      13.5%       5,455.6     11.2%
                                                                 ------------------------------------------------
Total annuity reserves and deposit funds liability...........       $50,413.9     100.0%     $48,655.8    100.0%
                                                                 ================================================

      Individual life insurance policies are less susceptible to withdrawal than are individual annuity contracts because policyholders may incur surrender charges and undergo a new underwriting process in order to obtain a new insurance policy. Annuity benefits under group annuity contracts are generally not subject to early withdrawal. As indicated in the table above, there is a substantial percentage of annuity reserves and deposit fund liabilities that are not subject to withdrawal. As a matter of policy, we seek to include provisions limiting withdrawal rights from general account institutional structured investment products. These include GICs and funding agreements sold to plan sponsors where the contract prohibits the contractholder from making any withdrawals, whether at book value or at market value, other than on a scheduled maturity date. In addition, none of these obligations can be accelerated based on any change in the Company's credit rating. The Company does not sell contracts with put provisions.

      Individual life insurance policies (other than term life insurance policies) increase in cash value over their lives. Policyholders have the right to borrow from us an amount generally up to the cash value of their policy at any time. As of December 31, 2003, we had approximately $20.8 billion in cash values in which policyholders have rights to policy loans. The majority of cash values eligible for policy loans are at variable interest rates which are reset annually on the policy anniversary. Moreover, a portion of our fixed interest rate policy loans have features that provide for reduced crediting rates on the portion of cash values loaned. The amount of policy loans has remained consistent over the past three years, at approximately $2.0 billion, $1.6 billion of which are in the closed block at December 31, 2003.

      The risk-based capital standards for life insurance companies, as prescribed by the National Association of Insurance Commissioners, establish a risk-based capital ratio comparing adjusted surplus to required surplus for each of our United States domiciled insurance subsidiaries. If the risk-based capital ratio falls outside of acceptable ranges, regulatory action may be taken ranging from increased information requirements to mandatory control by the domiciliary insurance department. The risk-based capital ratios of all our insurance subsidiaries as of December 31, 2003, were above the ranges

                       JOHN HANCOCK LIFE INSURANCE COMPANY


that would require regulatory action.

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

      Off Balance Sheet Arrangements

      The Company has relationships with a number of entities which are not consolidated into the Company's consolidated financial statements. These entities include qualified special purpose entities (QSPEs) and other special purpose entities. In the course of some of its business the Company transfers assets to, and in some cases, retains interests in QSPEs. The Company may also purchase interests in QSPEs on the open market.

      The Company's primary use of QSPEs arises in its commercial mortgage banking subsidiary. The Company's commercial mortgage banking subsidiary originates commercial mortgages and sells them to QSPEs which then issues mortgage backed securities (MBS). The Company engages in this activity to earn fees during the origination process, and to generate realized gains during the securitization process. The Company may purchase MBS from the QSPEs created in its commercial mortgage banking subsidiary to generate net investment income. The majority of the Company's MBS portfolio was purchased from unrelated QSPEs.

      These QSPEs and other special purpose entities also include CDO funds we manage and may also invest in, which are considered variable interest entities and are discussed in detail in Note 4 - Relationships with Variable Interest Entities to our consolidated financial statements. The Company generates fee income from the CDO funds we manage, and generates net investment income from CDOs we invest in, whether we manage them or not.

      The Company receives Federal income tax benefits from certain investments made through variable interest entities.

      These arrangements also include credit and collateral support agreements with FNMA and FHMLC, through which the Company securitized some of its mortgage investments, which provided a potential source of liquidity to the Company. These agreements are described in detail in Note 13 - Commitments, Guarantees and Contingencies to our consolidated financial statements.

      The Company's risk of loss from these entities is limited to its investment in them. Consolidation of unconsolidated accounts from these entities would inflate the Company's balance sheet but would not be reflective of additional risk in these entities. In each, there are no potential liabilities which might arise in the future as a result of these relationships that would not be completely satisfied by the assets of that entity.

      Contractual Obligations

      The following table summarizes the Company's information about contractual obligations by due date as of December 31, 2003. Contractual obligations of the Company are those obligations fixed by agreement as to dollar amount and date of payment. These obligations are inputs into the Company's asset liability management system described elsewhere in this document. Other commercial commitments are those commitments entered into by the Company with known expiration dates. No such other commercial commitments existed at December 31, 2003.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


                 Contractual Obligations as of December 31, 2003

                                                                     Less than
  Payments due under contractual obligations by period      Total      1 year   1-3 years   4-5 years  After 5 years
--------------------------------------------------------------------------------------------------------------------
                                                                             (in millions)
Debt ........................................            $   618.9  $   104.0   $    45.2   $    14.7    $   455.0
Consumer notes ..............................              2,833.0       82.7       457.9       242.2      2,050.2
GIC's .......................................              5,636.6    1,763.6     2,200.3       684.4        988.3
Funding agreements ..........................             14,055.8    2,266.5     6,634.5     3,192.7      1,962.1
Institutional structured settlements ........              2,248.8       19.7        48.7        53.2      2,127.2
Annuity certain contracts ...................              1,298.7      145.8       417.0       210.0        525.9
Investment commitments ......................              2,111.9    2,111.9          --          --           --
Operating lease obligations .................                838.5       98.5       192.0       151.6        396.4
Other long-term obligations .................                376.2       33.4       205.0        81.1         56.7
                                                         -----------------------------------------------------------
      Total payments due under contractual
         obligations--by period .............            $30,018.4  $ 6,626.1   $10,200.6   $ 4,629.9    $ 8,561.8
                                                         ===========================================================

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY


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

      As of December 31, 2003 and 2002, 87.1% and 88.0% of the fixed maturity securities held by the Company and rated by S&P or NAIC were investment grade securities while 12.9% and 12.0% were below-investment-grade securities, respectively. These percentages are consistent with recent experience and indicative of the Company's long-standing investment philosophy of pursuing moderate amounts of credit risk in return for higher expected returns. We believe that credit risk can be successfully managed given our proprietary credit evaluation models and experienced personnel.

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

      We manage interest rate sensitive segments of our business, and their supporting investments, under one of two broadly defined risk management methods designed to provide an appropriate matching of assets and liabilities. For guaranteed rate products, where contractual liability cash flows are highly predictable (e.g., GICs, F.A., or immediate annuities) we apply sophisticated duration-matching techniques to manage the segment's exposure to both parallel and non-parallel yield curve movements. Typically this approach involves a targeted duration mismatch of zero, with an operational tolerance of less than +/- 18 days, with other techniques used for limiting exposure to non-parallel risk. Duration measures the sensitivity of the fair value of assets and liabilities to changes in interest rates. For example, should interest rates increase by 100 basis points, the fair value of an asset with a 5-year duration is expected to decrease in value by approximately 5.0%. For non-guaranteed rate products we

                       JOHN HANCOCK LIFE INSURANCE COMPANY


apply scenario-modeling techniques to develop investment policies with what we believe to be the optimal risk/return tradeoff given our risk constraints. Each scenario is based on near term reasonably possible hypothetical changes in interest rates that illustrate the potential impact of such events.

      We project asset and liability cash flows on guaranteed rate products and then discount them against credit-specific interest rate curves to attain fair values. Duration is then calculated by re-pricing these cash flows against a modified or "shocked" interest rate curve and evaluating the change in fair value versus the base case. As of December 31, 2003 and 2002, the fair value of fixed maturity securities and mortgage loans supporting duration managed liabilities was approximately $33,637.5 million and $31,645.9 million, respectively. Based on the information and assumptions we use in our duration calculations in effect as of December 31, 2003, we estimate that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would have no effect on the net fair value, or surplus, of our duration managed assets and liabilities based on our targeted mismatch of zero, but could be -/+ $ 16.8 million based on our operational tolerance of +/- 18 days.

      The risk management method for non-guaranteed rate products, such as whole life insurance or single premium deferred annuities, is less formulaic, but more complex, due to the less predictable nature of the liability cash flows. For these products, we manage interest rate risk based on scenario-based portfolio modeling that seeks to identify the most appropriate investment strategy given probable policyholder behavior and liability crediting needs under a wide range of interest rate environments. As of December 31, 2003 and 2002, the fair value of fixed maturity securities and mortgage loans supporting liabilities managed under this modeling was approximately $ 31,048.6 million and $28,003.8 million, respectively. A rate shock (as defined above) as of December 31, 2003 would decrease the fair value of these assets by $ 1,170.0 million, which we estimate would be offset by a comparable change in the fair value of the associated liabilities, thus minimizing the impact on surplus.

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

      The Company's Investment Compliance Unit monitors all derivatives activity for consistency with internal policies and guidelines. All derivatives trading activity is reported monthly to the Company's Committee of Finance for review, with a comprehensive governance report provided jointly each quarter by the Company's Derivatives Supervisory Officer and Chief Investment Compliance Officer. The table below reflects the Company's derivative positions hedging interest rate risk as of December 31, 2003. The notional amounts in the table represent the basis on which pay or receive amounts are calculated and are not reflective of credit risk. These fair value exposures represent only a point in time and will be subject to change as a result of ongoing portfolio and risk management activities.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


                                                              As of December 31, 2003
                                        --------------------------------------------------------------------
                                                                                   Fair Value
                                                                    ----------------------------------------
                                                       Weighted-     -100 Basis                  +100 Basis
                                        Notional     Average Term       Point        As of         Point
                                         Amount         (Years)      Change (2)     12/31/03     Change (2)
                                        --------------------------------------------------------------------
                                                  (in millions, except for Weighted-Average Term)
Interest rate swaps................      $28,952.6        12.4             (8.1)    $(447.9)       (754.6)
CMT swaps..........................           33.4         0.9              0.8         0.8           0.8
Futures contracts (1)..............          173.8         7.9              9.3        (0.1)        (10.3)
Interest rate caps.................          835.4         5.3             12.5        27.1          47.4
Interest rate floors...............        4,107.6         6.4            125.2        63.4          29.6
Swaptions..........................           30.0        21.4             (5.6)       (2.6)         (0.9)
                                        ------------                ----------------------------------------
     Totals........................      $34,132.8        11.4            134.1     $(359.3)       (688.0)
                                        ============                ========================================

(1)   Represents the notional value on open contracts as of December 31, 2003.
(2) The selection of a 100 basis point immediate change in interest rates should not be construed as a prediction by us of future market events but rather as an illustration of the potential impact of such an event.

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

Equity Risk

      Equity risk is the possibility that we will incur economic losses due to adverse changes in a particular common stock or warrant that we hold in our portfolio. In order to reduce our exposure to market fluctuations on some of our common stock portfolio, we use equity collar agreements. These equity collar agreements limit the market value fluctuations on their underlying equity securities. Our equity collars are comprised of an equal number of purchased put options and written call options, each with strike rates equidistant from the stock price at the time the contract is established. As of December 31, 2003, the fair value of our common stock portfolio was $ 78.5 million. The fair value of our equity collar agreements as of December 31, 2003 was $ 1.9 million. A hypothetical 15% decline in the December 31, 2003 value of the equity securities would result in an unrealized loss of approximately $ 9.4 million. The selection of a 15% immediate change in the value of equity securities should not be construed as a prediction by us of future market events but rather as an illustration of the potential impact of such an event. The fair value of any unhedged common stock holdings will rise or fall with equity market and company-specific trends. In certain cases the Company classifies its equity holdings as trading securities. These holdings are marked-to-market through the income statement, creating investment income volatility that is effectively neutralized by changes in corresponding liability reserves.

Foreign Currency Risk

      Foreign currency risk is the possibility that we will incur economic losses due to adverse changes in foreign currency exchange rates. This risk arises in part from our international group programs and the issuance of certain foreign currency-denominated funding agreements sold to non-qualified institutional investors in the international market. We apply currency swap agreements to hedge the exchange risk inherent in our investments and funding agreements denominated in foreign currencies. We also own fixed maturity securities that are denominated in foreign currencies. We use derivatives to hedge the foreign currency risk of these securities (both interest and principal payments). At December 31, 2003, the fair value of our foreign currency denominated fixed maturity securities was approximately $ 945.1 million. The fair value of our currency swap agreements at December 31, 2003 supporting foreign denominated bonds was $(225.8) million.

      We estimate that as of December 31, 2003, a modeled 10% immediate change in each of the foreign currency exchange rates to which we are exposed, including the currency swap agreements, would result in no material change to the net fair value of our foreign currency-denominated instruments identified above. The selection of a 10% immediate change in all currency exchange rates should not be construed as a prediction by us of future market events but rather as an illustration of the potential impact of such an event.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


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

ITEM 8. Financial Statements and Supplementary Data

      See Index to Consolidated Financial Statements and Schedules elsewhere in this Form 10-K.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

ITEM 9A. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

No change in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. Directors and Executive Officers of John Hancock Life Insurance Company

      Omitted.

ITEM 11. Executive Compensation

      Omitted.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

      Omitted.

ITEM 13. Certain Relationships and Related Transactions

      Omitted.

ITEM 14. Principal Accountant Fees and Services

      Ernst & Young LLP has been selected by the JHFS Board to audit the consolidated financial statements of JHFS and its subsidiaries, including the Company, for fiscal year 2004.

      The following table sets forth the approximate aggregate fees billed by Ernst & Young for professional services in 2003 and 2002 on behalf of JHFS and its subsidiaries, a significant but unallocated portion of which are attributable to services related to the Company:

                                                      2003               2002
                                                  -----------         ----------
Audit Fees (1)                                    $10,378,348         $7,144,461
Audit-Related Fees (2)                              1,982,891          1,182,077
Tax Fees (3)                                          417,800          1,754,400
All Other Fees (4)                                     15,000                 --

                       JOHN HANCOCK LIFE INSURANCE COMPANY


----------
(1) The fees in this category were for professional services rendered in connection with (i) the audit of the Company's annual financial statements set forth in the Company's Annual Report on Form 10-K, (ii) the review of the Company's quarterly financial statements set forth in the Company's Quarterly Reports on Form 10-Q, (iii) audits of the Company's subsidiaries and separate accounts that are required by statute or regulation, and (iv) services that generally only the Company's independent auditors reasonably can provide, such as comfort letters, consents and agreed upon procedures reports.
(2) The fees in this category were for professional services rendered in connection with (i) consultations concerning financial accounting and reporting standards, (ii) internal control reviews, (iii) assistance provided in evaluating the Company's exposure to certain reinsurance arrangements, and (iv) assistance provided in the review of other auditors' work papers in connection with merger due diligence.
(3) The fees in this category were for professional services rendered in connection with tax strategy assistance and tax compliance services.
(4) The fees in this category were for professional services rendered in connection with assistance provided related to an actuarial model and process.

The Audit Committee's Policy regarding Pre-Approval of Audit and Non-Audit Services requires that all services provided by the Company's Independent Auditor be pre-approved by the Committee. Pursuant to that Policy, the Chair of the Audit Committee is authorized to act on behalf of the Committee with respect to requests for pre-approval of services to be provided by the Independent Auditor other than the annual audit engagement services. The Chair is to report on any such approvals at the next regularly-scheduled Committee meeting.

PART IV

ITEM 15. Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a) Documents filed as part of this report.

      1. Financial Statements

            Report of Ernst & Young LLP, Independent Auditors
            Consolidated Financial Statements
                  Balance Sheets
                  Statements of Income
                  Statements of Changes in Shareholders' Equity and
                     Comprehensive Income
                  Statements of Cash Flows
                  Notes to Consolidated Financial Statements

      2. Financial Statement Schedules

            Schedule I--Summary of Investments--Other Than Investments in
                        Related Parties
            Schedule III--Supplementary Insurance Information
            Schedule IV--Reinsurance

      Note: All other financial statement schedules are omitted because they are inapplicable.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


      3. Exhibits.

Exhibit
Number                                       Description
------                                       -----------

2.1         Plan of Reorganization (1)

2.1.1 Agreement and Plan of Merger, dated as of September 28, 2003, by and among Manulife Financial Corporation, John Hancock Financial Services, Inc. and Jupiter Merger Corporation, a Delaware corporation and a direct wholly-owned subsidiary of Manulife ("Merger Co.") (2)

2.2 Purchase and Sale Agreement between John Hancock Life Insurance Company, as seller, and Beacon Capital Strategic Partners, as purchaser, for the sale of certain John Hancock home office properties. (3)

3.1 Restated Articles of Organization and Articles of Amendment of John Hancock Life Insurance Company (16)

3.2 Amended and Restated By-Laws of John Hancock Life Insurance Company (As Adopted on February 11, 2002) (4)

10.1 Third Amendment dated as of July 25, 2003 to the $1,000,000,000 Credit Agreement dated as of August 3, 2000, as amended, among John Hancock Financial Services, Inc., John Hancock Life Insurance Company, The Banks listed therein, Fleet National Bank, as Co-Administrative Agent, JPMorgan Chase Bank, as Co-Administrative Agent, Citicorp USA, Inc., as Syndication Agent, The Bank of New York, as Documentation Agent (364-Day Revolver) and Wachovia Bank, National Association as Documentation Agent (364-Day Revolver), Fleet Securities, Inc., and J.P. Morgan Securities, Inc., as Joint Bookrunners and Joint Lead Arrangers (5)

10.1.1 Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and James
            M. Benson dated April 1, 2003 (11) +

10.1.2 Amendment No. 1, dated September 28, 2003, to the Employment Continuation Agreement dated April 1, 2003 by and among John Hancock Life Insurance Company, John Hancock Financial Services, Inc., James
            M. Benson and Manulife Financial Corporation. (12) +

10.2 Amendment No. 1, dated September 28, 2003, to the Employment Continuation Agreement dated October 15, 2001 by and among John Hancock Life Insurance Company, John Hancock Financial Services, Inc., Michael A. Bell and Manulife Financial Corporation. (6) +

10.2.1 Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Michael
            A. Bell. (7) +

10.2.2 Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Thomas E. Moloney. (7) +

10.2.2.1 Executive Employment Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Thomas E. Moloney. (3) +

10.2.2.2 Amendment No. 1, dated September 28, 2003, to the Second Amended and Restated Employment Continuation Agreement dated October 15, 2001 by and among John Hancock Life Insurance Company, John Hancock Financial Services, Inc., Thomas E. Moloney and Manulife Financial Corporation. (15) +

10.2.3 Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and David F. D'Alessandro. (7) +

10.2.3.1 Executive Employment Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and David F. D'Alessandro. (8) +

10.2.3.2 Amendment No. 1, dated September 28, 2003, to the Second Amended and Restated Employment Continuation Agreement dated October 15, 2001 by and among John Hancock Life Insurance Company, John Hancock Financial Services, Inc., David F. D'Alessandro and Manulife Financial Corporation. (14) +

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Exhibit
Number                                       Description
------                                       -----------

10.2.4 Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Derek Chilvers. (7) +

10.2.4.1 Executive Employment Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Derek Chilvers.
            (8) +

10.2.5 Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Maureen Ford. (7) +

10.2.5.1 Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Maureen Ford dated April 1, 2003. (3) +

10.2.5.2 Executive Employment Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Maureen Ford dated April 1, 2003. (3) +

10.2.6 Second Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Robert Walters. (7) +

10.2.6.1 Executive Employment Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Robert Walters
            (3) +

10.2.7 Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and John M. DeCiccio. (7) +

10.2.7.1 Executive Employment Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and John M. DeCiccio.
            (8) +

10.2.8 Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Wayne A. Budd, dated January 1, 2003. (8) +

10.2.8.1 Executive Employment Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Wayne A. Budd (3)
            +

10.2.8.2 Amendment No. 1, dated September 28, 2003, to the Amended and Restated Employment Continuation Agreement dated January 1, 2003 by and among John Hancock Life Insurance Company, John Hancock Financial Services, Inc., Wayne A. Budd and Manulife Financial Corporation. (13) +

10.2.9 Amended and Restated Employment Continuation Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Deborah H. McAneny. (8) +

10.2.9.1 Executive Employment Agreement between John Hancock Life Insurance Company, John Hancock Financial Services, Inc. and Deborah H. McAneny (3) +

10.3 Fiscal Agency Agreement, dated as of February 25, 1994 by and between John Hancock Mutual Life Insurance Company, as Issuer, and First National Bank of Boston, as Fiscal Agent (1)

10.4 Reinsurance Agreement, dated as of July 30, 1992 by and between John Hancock Mutual Life Insurance Company and Provident Life and Accident Insurance Company (1)

10.5 Reinsurance Agreement, dated as of July 30, 1992 by and between John Hancock Mutual Life Insurance Company and Provident Life and Accident Insurance Company (1)

10.6 Coinsurance Agreement, dated as of March 1, 1997 by and between John Hancock Mutual Life Insurance Company and UNICARE Life & Health Insurance Company (1)

10.7 Letter of Credit Agreement, dated as of January 2, 1997 by and among John Hancock Mutual Life Insurance Company, Banks named therein and Morgan Guaranty Trust Company of New York as Issuing Bank and Agent.
            (1)

10.8 Long-Term Incentive Plan for Senior Executives (as Amended and Restated Effective February 6, 2003). (8) +

10.9 Incentive Compensation Plan for Certain Senior Executives (as Amended and Restated Effective February 6, 2003) (8) +

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Exhibit
Number                                       Description
------                                       -----------

10.10       Form of Shareholder Rights Agreement. (1)

10.11 1999 Long-Term Stock Incentive Plan (As Amended and Restated as of May 14, 2001) (9) +

10.13       Deferred Compensation Plan for Non-Employee Directors. (8) +

10.14       Non-Employee Directors' Long-Term Stock Incentive Plan. (8) +

10.15       Deferred Compensation Plan for Executives. (8) +

10.16       Deferred Equity Rights Program for Non-Employee Directors. (8) +

23.1        Consent of Ernst & Young LLP (10)

31.1 Chief Executive Officer Certification Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. (10)

31.2 Chief Financial Officer Certification Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. (10)

32.1 Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
            (10)

32.2 Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.
            (10)

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

------------------------------------------------------------------------

(1) Previously filed as an exhibit to John Hancock Financial Services, Inc.'s S-1 Registration Statement (file no. 333-87271), and incorporated by reference herein.
(2) Previously filed as an exhibit to John Hancock Financial Services, Inc.'s current report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2003, and incorporated by reference herein.
(3) Previously filed as an exhibit to John Hancock Financial Services, Inc.'s quarterly report on Form 10-Q for the quarter ended March 31, 2003, and incorporated by reference herein
(4) Previously filed as an exhibit to John Hancock Life Insurance Company's annual report on Form 10-K for the year ended December 31, 2001, and incorporated by reference herein.
(5) Previously filed as an exhibit to John Hancock Financial Services, Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 2003, and incorporated by reference herein.
(6) Previously filed as an exhibit to John Hancock Financial Services, Inc.'s quarterly report on Form 10-Q for the quarter ended September 30, 2003, and incorporated by reference herein.
(7) Previously filed as an exhibit to John Hancock Financial Services, Inc.'s quarterly report on Form 10-Q for the quarter ended September 30, 2001, and incorporated by reference herein.
(8) Previously filed as an exhibit to John Hancock Financial Services, Inc.'s annual report on Form 10-K for the year ended December 31, 2002, and incorporated by reference herein.
(9) Previously filed with John Hancock Financial Services, Inc. definitive proxy statement for the 2001 annual meeting of shareholders, and incorporated by reference herein.
(10)  Filed herewith.
(11) Previously filed as exhibit 10.2 to John Hancock Financial Services, Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 2003, and incorporated by reference herein.
(12) Previously filed as exhibit 10.3 to John Hancock Financial Services, Inc.'s quarterly report on Form 10-Q for the quarter ended September 30, 2003, and incorporated by reference herein.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


(13) Previously filed as exhibit 10.4 to John Hancock Financial Services, Inc.'s quarterly report on Form 10-Q for the quarter ended September 30, 2003, and incorporated by reference herein.
(14) Previously filed as exhibit 10.5 to John Hancock Financial Services, Inc.'s quarterly report on Form 10-Q for the quarter ended September 30, 2003, and incorporated by reference herein.
(15) Previously filed as exhibit 10.6 to John Hancock Financial Services, Inc.'s quarterly report on Form 10-Q for the quarter ended September 30, 2003, and incorporated by reference herein.
(16) Previously filed as an exhibit to John Hancock Life Insurance Company's annual report on Form 10-K for the year ended December 31, 2000, and incorporated by reference herein.

+     Management contract or compensatory plan or arrangement.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


(b) Reports on Form 8-K.

During the Fourth Quarter of 2003 the Company filed the following Current Reports on Form 8-K:

On October 1, 2003, the Company filed a Current Report on Form 8-K dated September 28, 2003, reporting under Item 5 thereof John Hancock Financial Services Inc. (JHFS) entered into an Agreement and Plan of Merger, dated as of September 28, 2003, by and among Manulife Financial Corporation, John Hancock and Jupiter Merger Corporation, a subsidiary of Manulife. JHFS is the Company's parent and sole shareholder.

On October 31, 2003, the Company filed a Current Report on Form 8-K, dated October 30, 2003, reporting under Item 5 thereof John Hancock Financial Services, Inc. (JHFS) operating and financial results for the third quarter of 2003. JHFS is the Company's parent and sole shareholder.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


               INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Auditors...............................................F-2

Audited Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2003 and 2002.................F-3

Consolidated Statements of Income for the Years Ended
      December 31, 2003, 2002 and 2001.......................................F-5

Consolidated Statements of Changes in Shareholder's Equity
      and Comprehensive Income for the Years Ended December 31,
      2003, 2002 and 2001....................................................F-6

Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2003, 2002 and 2001.......................................F-7

Notes to Consolidated Financial Statements...................................F-9

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
John Hancock Life Insurance Company

We have audited the accompanying consolidated balance sheets of John Hancock Life Insurance Company as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholder's equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of John Hancock Life Insurance Company at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, in 2003 the Company changed its method of accounting for stock-based compensation, participating pension contracts and modified coinsurance contracts. In 2002 the Company changed its method of accounting for goodwill and other intangible assets and in 2001 the Company changed its method of accounting for its employee pension plan and postretirement health and welfare plans and for derivatives.


                                                           /s/ ERNST & YOUNG LLP

Boston, Massachusetts
February 25, 2004

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                                                December 31,
                                                             2003        2002
                                                           ---------------------
                                                               (in millions)

Assets

Investments - Notes 3 and 5
Fixed maturities:
     Held-to-maturity--at amortized cost
     (fair value: 2003--$1,512.8; 2002--$1,777.2) ......   $ 1,488.7   $ 1,727.0
     Available-for-sale--at fair value
     (cost: 2003--$43,907.7; 2002--$41,206.5) ..........    46,482.1    42,046.3
Equity securities:
     Available-for-sale--at fair value
     (cost: 2003--$249.9; 2002--$307.5) ................       333.1       349.6
     Trading securities--at fair value
     (cost: 2003--$0.1; 2002--$0.3) ....................         0.6         0.7
Mortgage loans on real estate ..........................    10,871.1    10,296.5
Real estate ............................................       123.8       255.3
Policy loans ...........................................     2,019.2     2,014.2
Short-term investments .................................        31.5       137.3
Other invested assets ..................................     2,912.2     2,839.1
                                                           ---------   ---------

     Total Investments .................................    64,262.3    59,666.0

Cash and cash equivalents ..............................     2,626.9       897.0
Accrued investment income ..............................       700.5       743.2
Premiums and accounts receivable .......................       104.1       114.1
Deferred policy acquisition costs ......................     3,420.7     3,352.6
Reinsurance recoverable - Note 11 ......................     2,677.3     2,958.9
Other assets ...........................................     2,786.9     2,660.3
Separate account assets ................................    19,369.6    17,414.9
                                                           ---------   ---------

     Total Assets ......................................   $95,948.3   $87,807.0
                                                           =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                                                December 31,
                                                             2003        2002
                                                           ---------------------
                                                              (in millions)

Liabilities and Shareholder's Equity

Liabilities
Future policy benefits .................................   $38,451.0   $34,233.8
Policyholders' funds ...................................    21,693.5    22,571.0
Consumer notes - Note 8 ................................     1,550.4       290.2
Unearned revenue .......................................       406.9       368.9
Unpaid claims and claim expense reserves ...............       166.5       160.7
Dividends payable to policyholders .....................       440.0       463.0
Short-term debt - Note 8 ...............................       104.0        99.5
Long-term debt - Note 8 ................................       609.4       703.9
Income taxes - Note 6 ..................................     1,534.1       925.0
Other liabilities ......................................     4,034.9     4,397.3
Separate account liabilities ...........................    19,369.6    17,414.9
                                                           ---------   ---------

         Total Liabilities .............................    88,360.3    81,628.2

Minority interest - Note 10 ............................         5.1         7.3

Commitments and contingencies - Note 13

Shareholder's Equity - Note 14
Common stock, $10,000 par value; 1,000 shares
     authorized and outstanding ........................        10.0        10.0
Additional paid in capital .............................     4,763.2     4,763.2
Retained earnings ......................................     1,332.1       956.1
Accumulated other comprehensive income .................     1,477.6       442.2
                                                           ---------   ---------
         Total Shareholder's Equity ....................     7,582.9     6,171.5
                                                           ---------   ---------

         Total Liabilities and Shareholder's Equity ....   $95,948.3   $87,807.0
                                                           =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                         Years Ended December 31,
                                                                       2003       2002        2001
                                                                    --------------------------------
                                                                              (in millions)
Revenues
     Premiums ...................................................   $2,039.4    $1,984.2    $2,351.9
     Universal life and investment-type product charges .........      639.2       606.0       600.8
     Net investment income - Note 3 .............................    3,799.4     3,581.0     3,646.2
     Net realized investment and other gains (losses),
         net of related amortization of deferred policy
         acquisition costs, amounts Credited to
         participating pension contractholders and the
         policyholder dividend obligation ($(55.8),
         $(74.1) and $(4.1), respectively) - Notes 1, 3 and 12 ..       58.2      (450.5)     (245.8)
     Investment management revenues, commissions and
         other fees .............................................      500.0       530.6       606.6
     Other revenue ..............................................      269.9       241.5       185.8
                                                                    --------    --------    --------
         Total revenues .........................................    7,306.1     6,492.8     7,145.5

Benefits and expenses
     Benefits to policyholders, excluding amounts
         related to net realized investment and other
         gains (losses) credited to participating pension
         contractholders and the policyholder dividend
         obligation ($(61.9), $(35.2) and $25.3,
         respectively) - Notes 1, 3 and 12 ......................    3,849.2     3,805.2     4,328.1
     Other operating costs and expenses .........................    1,406.0     1,250.5     1,249.3
     Amortization of deferred policy acquisition costs,
         excluding amounts related to net realized
         investment and other gains (losses)($6.1, $(38.9)
         and $(29.4), respectively) - Notes 1, 3 and 12 .........      298.3       313.4       249.0
     Dividends to policyholders .................................      537.8       556.2       551.7
                                                                    --------    --------    --------
         Total benefits and expenses ............................    6,091.3     5,925.3     6,378.1

Income before income taxes and cumulative effect of
     accounting changes .........................................    1,214.8       567.5       767.4

Income taxes - Note 6 ...........................................      345.3       108.6       200.7
                                                                    --------    --------    --------

Income before cumulative effect of accounting changes ...........      869.5       458.9       566.7

Cumulative effect of accounting changes, net of
         income tax - Note 1 ....................................     (279.0)         --         7.2
                                                                    --------    --------    --------

Net income ......................................................   $  590.5    $  458.9    $  573.9
                                                                    ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S
                         EQUITY AND COMPREHENSIVE INCOME

                                                              Additional            Accumulated Other     Total
                                                     Common    Paid In    Retained    Comprehensive   Shareholder's   Outstanding
                                                     Stock     Capital    Earnings    Income (Loss)      Equity          Shares
                                                    -----------------------------------------------------------------------------
                                                                        (in millions, except for share amounts)
Balance at January 1, 2001 ......................   $  10.0    $4,764.6   $  284.3     $   66.7        $5,125.6           1,000

   Demutualization transaction ..................                  (1.2)                                   (1.2)

   Comprehensive income:
       Net income ...............................                            573.9                        573.9

     Other comprehensive income, net of tax:
       Net unrealized investment losses .........                                         (81.1)          (81.1)
       Foreign currency translation adjustment ..                                           1.0             1.0
       Minimum pension liability ................                                          15.2            15.2
           Cash flow hedges .....................                                          (3.8)           (3.8)
                                                                                                       ---------
   Comprehensive income .........................                                                         505.2

   Dividend paid to parent company ..............                           (250.0)                      (250.0)
   Change in accounting principles ..............                                         227.6           227.6

                                                    -----------------------------------------------------------------------------
Balance at December 31, 2001 ....................   $  10.0    $4,763.4   $  608.2     $  225.6        $5,607.2           1,000
                                                    =============================================================================

Demutualization transaction .....................                  (0.2)                                   (0.2)

   Comprehensive income:
     Net income .................................                            458.9                        458.9

     Other comprehensive income, net of tax:
       Net unrealized investment gains ..........                                          65.7            65.7
       Minimum pension liability ................                                         (24.4)          (24.4)
       Cash flow hedges .........................                                         175.3           175.3
                                                                                                       ---------
   Comprehensive income .........................                                                         675.5

   Dividends paid to parent company .............                           (111.0)                      (111.0)

                                                    -----------------------------------------------------------------------------
Balance at December 31, 2002 ....................   $  10.0    $4,763.2   $  956.1     $  442.2        $6,171.5           1,000
                                                    =============================================================================

   Comprehensive income:
     Net income .................................                            590.5                        590.5

     Other comprehensive income, net of tax:
       Net unrealized investment gains ..........                                         919.7           919.7
       Foreign currency translation adjustment ..                                          (0.1)           (0.1)
       Minimum pension liability ................                                         (15.8)          (15.8)
       Cash flow hedges .........................                                          31.7            31.7
                                                                                                       ---------
   Comprehensive income .........................                                                       1,526.0

   Dividends paid to parent company .............                           (214.5)                      (214.5)
   Change is accounting principle ...............                                          99.9            99.9

                                                    -----------------------------------------------------------------------------
Balance at December 31, 2003 ....................   $  10.0    $4,763.2   $1,332.1     $1,477.6        $7,582.9           1,000
                                                    =============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Years Ended December 31,
                                                                            2003          2002          2001
                                                                         --------------------------------------
                                                                                     (in millions)
Cash flows from operating activities:
     Net income ......................................................   $    590.5    $    458.9    $    573.9
         Adjustments to reconcile net income to net cash
         provided by operating activities:
              Amortization of discount - fixed maturities ............         17.8         (78.3)       (134.0)
              Net realized investment and other (gains) losses .......        (58.2)        450.5         245.8
              Change in accounting principles ........................        279.0            --          (7.2)
              Change in deferred policy acquisition costs ............       (227.7)       (194.1)       (204.0)
              Depreciation and amortization ..........................         42.4          47.4          72.1
              Net cash flows from trading securities .................          0.1           0.7           0.2
              Decrease (increase) in accrued investment income .......         42.7           2.7         (46.5)
              Decrease in premiums and accounts
                  receivable .........................................         10.0           3.1          11.8
              Increase in other assets and other liabilities, net ....       (199.4)       (308.4)       (252.1)
              Increase in policy liabilities and accruals, net .......      2,452.3       2,086.8       2,323.7
              Increase (decrease) in income taxes ....................       (107.1)         (2.7)        191.2
                                                                         ----------    ----------    ----------

                  Net cash provided by operating activities ..........      2,842.4       2,466.6       2,774.9

Cash flows used in investing activities:
     Sales of:
         Fixed maturities available-for-sale .........................     11,064.6       4,897.1      16,058.9
         Equity securities available-for-sale ........................        279.4         316.4         614.6
         Real estate .................................................        164.4         127.7          53.8
         Short-term investments and other invested assets ............        500.0         458.7         113.4
         Home office properties ......................................        887.6            --            --
     Maturities, prepayments and scheduled redemptions of:
         Fixed maturities held-to-maturity ...........................        227.5         214.2         241.8
         Fixed maturities available-for-sale .........................      3,375.7       2,720.1       3,087.0
         Short-term investments and other invested assets ............        155.3         149.3         168.4
         Mortgage loans on real estate ...............................      1,395.0       1,520.6       1,342.0
     Purchases of:
         Fixed maturities held-to-maturity ...........................        (69.5)        (27.6)        (66.7)
         Fixed maturities available-for-sale .........................    (17,443.6)    (12,984.7)    (26,321.9)
         Equity securities available-for-sale ........................        (90.9)        (90.9)       (285.8)
         Real estate .................................................        (33.4)         (8.1)        (52.8)
         Short-term investments and other invested assets ............     (1,127.7)     (1,369.2)       (448.5)
     Mortgage loans on real estate issued ............................     (2,092.6)     (2,036.5)     (1,204.5)
     Net cash (paid) received related to acquisition of businesses ...         93.7            --         (28.2)
     Net cash paid related to sale of businesses .....................       (188.4)           --            --
     Other, net ......................................................        (65.7)        (99.7)        177.4
                                                                         ----------    ----------    ----------

              Net cash used in investing activities ..................   $ (2,968.6)   $ (6,212.6)   $ (6,551.1)

The accompanying notes are an integral part of these consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                                                           Years Ended December 31,
                                                                        2003         2002        2001
                                                                     -----------------------------------
                                                                                (in millions)
Cash flows from financing activities:
     Dividend paid to parent company .............................   $  (100.0)   $  (111.0)   $  (250.0)
     Universal life and investment-type contract deposits ........     7,681.5      8,999.4     10,520.3
     Universal life and investment-type contract maturities and
         withdrawals .............................................    (6,970.5)    (5,505.4)    (8,271.8)
     Issuance of consumer notes ..................................     1,260.2        290.2           --
     Issuance of short-term debt .................................       148.9         92.8        105.4
     Issuance of long-term debt ..................................          --         20.0          6.5
     Repayment of short-tem debt .................................      (158.0)      (110.6)       (23.0)
     Repayment of long-term debt .................................        (6.0)       (57.7)       (29.9)
     Net decrease in commercial paper ............................          --           --       (222.3)
                                                                     ---------    ---------    ---------

     Net cash provided by financing activities ...................     1,856.1      3,617.7      1,835.2
                                                                     ---------    ---------    ---------

     Net increase (decrease) in cash and cash equivalents ........     1,729.9       (128.3)    (1,941.0)

Cash and cash equivalents at beginning of year ...................       897.0      1,025.3      2,966.3
                                                                     ---------    ---------    ---------

Cash and cash equivalents at end of year .........................   $ 2,626.9    $   897.0    $ 1,025.3
                                                                     =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -- Summary of Significant Accounting Policies

Business

John Hancock Life Insurance Company, (the Company), is a diversified financial services organization that provides a broad range of insurance and investment products and investment management and advisory services. The Company is a wholly owned subsidiary of John Hancock Financial Services (JHFS).

On September 28, 2003, JHFS entered into a definitive merger agreement with Manulife Financial Corporation (Manulife) which is expected to close early in the second quarter of 2004. In accordance with the agreement, each share of JHFS common stock will, at the time of the merger, be converted into the right to receive 1.1853 shares of Manulife stock. It is estimated that the shares of Manulife common stock to be issued to JHFS shareholders in the merger will represent approximately 42.6% of the outstanding Manulife common stock after the merger. The merger has been approved by JHFS' shareholders but the closing of the merger remains subject to certain conditions, including the approval by certain U.S. and Canadian regulatory authorities. Until the merger occurs, the Company will continue to operate independently of Manulife. Thereafter, the Company will operate as a subsidiary of Manulife. The John Hancock name will be Manulife's primary U.S. brand. This Form 10-K does not reflect or assume any changes to JHFS', or the Company's, business which may occur as a result of the proposed merger with Manulife. For additional information, refer to JHFS and other related public filings with the U.S. SEC relating to the merger.

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. All of the Company's United States Securities and Exchange Commission filings are available on the internet at www.sec.gov, under the name Hancock
John Life.                               -----------

Certain prior year amounts have been reclassified to conform to the current year presentation.

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned and controlled subsidiaries. All significant intercompany transactions and balances have been eliminated.

Partnerships, joint venture interests and other equity investments in which the Company does not have a controlling financial interest, but has significant influence, are recorded using the equity method of accounting and are included in other invested assets. Other entities in which the Company has a less than controlling financial interest, whether variable interest entities (VIEs) or not, are accounted for under guidance appropriate to each relationship, whether the Company invests in their debt or equity securities, issues funding agreements to them, manages them as investment advisor, or performs other transactions with them or provides services for them. Please refer to the Recent Accounting Pronouncements section below for a discussion of new accounting guidance relative to VIEs.

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

Recent Acquisition / Disposal Activity

The acquisitions described under the table below were recorded under the purchase method of accounting and, accordingly, the operating results have been included in the Company's consolidated results of operations from each date of acquisition. Each purchase price was allocated to the assets acquired and the liabilities assumed based on estimated fair values, with the excess, if any, of the applicable purchase price over the estimated fair values of the acquired assets and liabilities recorded as goodwill. These entities or books of business generally were acquired by the Company in execution of its plan to acquire businesses that have strategic value, meet its earnings requirements and advance the growth of its current businesses.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (continued)

The disposal described under the table below was conducted in order to execute the Company's strategy to focus resources on businesses in which it can have a leadership position. The table below presents actual and proforma data for comparative purposes for the periods indicated to demonstrate the proforma effect of the acquisitions and disposal as if they occurred on January 1, 2001.

                                                              Years Ended December 31,
                                   2003                          2002                          2001
                                 Proforma         2003         Proforma         2002         Proforma        2001
                               ------------------------------------------------------------------------------------
                                                     (in millions, except per share data)
                               (unaudited)                   (unaudited)                   (unaudited)

Revenue ..................      $7,261.3       $7,306.1       $6,406.9       $6,492.8       $7,043.5      $7,145.5

Net income ...............        $587.7         $590.5         $463.3         $458.9         $582.0        $573.9

Acquisitions:

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

Disposal:

On June 19, 2003, the Company agreed to sell its group life insurance business through a reinsurance agreement with Metropolitan Life Insurance Company, Inc. (MetLife). The Company is ceding all activity after May 1, 2003 to MetLife. The transaction was recorded as of May 1, 2003 and closed November 4, 2003.

Investments

The Company classifies its debt and equity investment securities into one of three categories: held-to-maturity, available-for-sale or trading. The Company determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Fixed maturity investments include bonds, mortgage-backed securities, and mandatorily redeemable preferred stock and are classified as held-to-maturity or available-for-sale. Those bonds and mortgage-backed securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are carried at amortized cost. Fixed maturity investments not classified as held-to-maturity are classified as available-for-sale and are carried at fair value. Unrealized gains and losses related to available-for-sale securities are reflected in shareholder's equity, net of related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholders, amounts credited to the policyholder dividend obligation, and applicable taxes. Interest income is generally recorded on an accrual basis. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. The amortized cost of fixed maturity investments is adjusted for impairments in value deemed to be other than temporary and such adjustments are reported as a component of net realized investment and other gains (losses).

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

Equity securities include common stock and non-mandatorily redeemable preferred stock. Equity securities that have readily determinable fair values are carried at fair value. For equity securities that the Company has classified as available-for-sale, unrealized gains and losses are reflected in shareholder's equity, as described above for available-for-sale fixed maturity securities. Impairments in value deemed to be other than temporary are reported as a component of net realized investment

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (continued)

and other gains (losses). Gains and losses, both realized and unrealized, on equity securities classified as trading are included in net realized investment and other gains (losses).

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

Real estate to be disposed of is carried at the lower of cost or fair value less costs to sell. Any change to the valuation allowance for real estate to be disposed of is reported as a component of net realized investment and other gains (losses). The Company does not depreciate real estate to be disposed. The carrying value of the Company's other real estate to be disposed of was $28.5 million and $143.8 million at December 31, 2003 and 2002, respectively and is reported in real estate in the Investment section of the consolidated balance sheets. On March 14, 2003 the Company sold three of it Home Office complex properties and entered into a long-term lease on its parking garage to Beacon Capital Partners for $910.0 million. See Note 9 - Sale/Leaseback Transaction and Other Obligations.

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

In certain cases, the Company uses hedge accounting as allowed by the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, by designating derivative instruments as either fair value hedges or cash flow hedges. For derivative instruments that are designated and qualify as fair value hedges, any change in fair value of the derivative instrument as well as the offsetting change in fair value of the hedged items are recorded in net realized investment and other gains (losses). For fair value hedges, when the derivative has been terminated, a final fair value change is recorded in net realized investment and other gains (losses), as well as the offsetting changes in fair value for the hedged item. At maturity, expiration or sale of the hedged item, a final fair value change for the hedged item is recorded in net realized investment and other gains (losses), as well as the offsetting changes in fair value for the derivative. Basis adjustments are amortized into income through net realized investment and other gains (losses).

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the change in fair value of the derivative instrument is recorded in other comprehensive income, and then reclassified into income when the hedged item affects income. When a cash flow hedge is terminated, the effective portion of the accumulated derivative gain or loss continues to be reported in other comprehensive income and then is reclassified into income when the hedged item

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (continued)

affects income. If it is determined that the forecasted transaction is not probable of occurring, the accumulated derivative gain or loss included in other comprehensive income is immediately recognized in earnings.

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

Deferred Policy Acquisition Costs

Deferred policy acquisition costs (DAC) are costs that vary with, and are related primarily to, the production of new insurance business and have been deferred to the extent that they are deemed recoverable. Such costs include sale commissions, certain costs of policy issue and underwriting, and certain agency expenses. The Company tests the recoverability of its DAC quarterly with a model that uses data such as market performance, lapse rates and expense levels. As of December 31, 2003, the Company's DAC was deemed recoverable.

Similarly, any amounts assessed as initiation fees, or front-end loads are recorded as unearned revenue. For non-participating term life and long-term care insurance products, such costs are amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policy benefit reserves. For participating traditional life insurance policies, such costs are being amortized over the life of the policies at a constant rate based on the present value of the estimated gross margin amounts expected to be realized over the lives of the policies.

Estimated gross margin amounts include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. For universal life insurance policies and investment-type products, such costs and revenues are being amortized generally in proportion to the change in present value of expected gross profits arising principally from surrender charges, investment results and mortality and expense margins.

In the development of expected gross profits, the Company is required to estimate the growth in the policyholder account balances upon which certain asset-based fees are charged. In doing so, the Company assumes that, over the long term, account balances will grow from investment performance. The rate of growth takes into account the current fixed income/equity mix of account balances as well as historical fixed income and equity investment returns. The Company also assumes that historical variances from the long-term rate of investment return will reverse over the next five-year period. The resulting rates for the next five years are reviewed for reasonableness, and they are raised or lowered if they produce an annual growth rate that the Company believes to be unreasonable.

The effects on the amortization of DAC and unearned revenues of revisions to estimated gross margins and profits are reflected in earnings in the period such revisions are made. Expected gross profits or expected gross margins are discounted at periodically revised interest rates and are applied to the remaining benefit period. At December 31, 2003, the average discount rate was 8.4% for participating traditional life insurance products and 6.0% for universal life products. The total amortization period was 30 years for both participating traditional life insurance products and universal life products.

As of September 30, 2002, the Company changed several future assumptions with respect to the expected gross profits in its variable life and variable annuity businesses. First, we lowered the long-term growth rate assumption from 9%, to 8%, gross of fees. Second, we lowered the average growth rates for the next five years from the mid-teens to 13%, we increased certain fee rates on these policies (the variable services trust (VST) fee increase). Total amortization of DAC, including the acceleration of amortization of DAC from the assumption changes mentioned above, was $298.3 million, $313.4 million and $249.0 million for the years ended December 31, 2003, 2002 and 2001, respectively.

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

Assets and liabilities related to reinsurance ceded contracts are reported on a gross basis. The accompanying statements of income reflect premiums, benefits and settlement expenses net of reinsurance ceded. Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. The Company remains liable to its policyholders to the extent that counterparties to reinsurance ceded contracts do not meet their contractual obligations. Refer to
Note 11 - Reinsurance for additional disclosures regarding this topic.

Goodwill and Other Intangible Assets

The excess of cost over the fair value of net assets of businesses acquired in business combinations (goodwill) is recognized as indefinite-lived intangible assets which are included in other assets in the consolidated balance sheets. Starting in 2002, goodwill was no longer amortized, rather it is reviewed for impairment annually using valuation models based on earnings and book value multiples referencing similar multiples of publicly traded peers. Goodwill is also reviewed whenever significant events or changing circumstances indicate that an impairment may exist. Prior to 2002, goodwill relating to acquisitions completed before July 1, 2001 was amortized on a systematic basis over periods not exceeding 40 years.

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

The cost of mutual fund investment management contracts acquired is recorded as indefinite-lived intangible assets and are included in other assets in the consolidated balance sheets. These management contract intangible assets are not amortized, instead they are reviewed for impairment using a testing regimen similar to that used for goodwill. Refer to Note 18 - Goodwill and Other Intangible Assets for presentation of summarized financial information regarding all of these intangible assets.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (continued)

Future Policy Benefits and Policyholders' Funds

Future policy benefits for participating traditional life insurance policies are based on the net level premium method. This net level premium reserve is calculated using the guaranteed mortality and dividend fund interest rates, which range from 2.5% to 6.3%. The liability for annual dividends represents the accrual of annual dividends earned. Settlement dividends are accrued in proportion to gross margins over the life of the policies.

For non-participating traditional life insurance policies, future policy benefits are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency, interest and expenses established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on the Company's experience, which, together with interest and expense assumptions, include a margin for adverse deviation. Benefit liabilities for annuities during the accumulation period are equal to accumulated contractholders' fund balances and after annuitization are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 2.5% to 9.5% for life insurance liabilities, from 2.0% to 14.0% for individual annuity liabilities and from 1.1% to 13.8% for group annuity liabilities.

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

Policyholders' funds for universal life and investment-type products, including guaranteed investment contracts and funding agreements, are equal to the policyholder account values before surrender charges. Policy benefits that are charged to expense include benefit claims incurred in the period in excess of related policy account balances and interest credited to policyholders' account balances. Interest crediting rates range from 3.0% to 8.0% for universal life products and from 1.1% to 13.8% for investment-type products.

Major components of policyholders' funds presented in the consolidated balance sheets are summarized as follows:

                                                                  December 31,
                                                              2003            2002
                                                              ---------------------
                                                                  (in millions)
Liabilities for policyholders' funds
     Guaranteed investment contracts ......................   $ 4,770.2   $ 5,952.4
     U.S. funding agreements ..............................       144.4       143.4
     Global funding agreements backing medium-term notes ..    11,908.1    12,264.7
     Other investment-type contracts ......................     2,485.2     2,274.3
                                                              ---------------------

         Total liabilities for investment-type contracts ..    19,307.9    20,634.8

Liabilities for individual annuities ......................        60.5        54.8
Universal life and other reserves .........................     2,325.1     1,881.4
                                                              ---------------------

         Total liabilities for policyholders' funds .......   $21,693.5   $22,571.0
                                                              =====================

Global Funding Agreements

The Company has two distribution programs for global funding agreements that back medium-term notes sold world-wide. Under these programs, global funding agreements are purchased by special purpose entities (SPEs) that fund their purchases of the global funding agreements with the proceeds from their issuance of medium-term notes to investors. These entities pledge the global funding agreements as security for the repayment of their medium-term notes, but the notes are non-

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (continued)

recourse to the Company and its subsidiaries. Under the two distribution programs, as of December 31, 2003 and 2002, the Company had $12.5 billion and $12.0 billion, respectively, of global funding agreements outstanding. These global funding agreements are investment products that pay a stated rate of interest on the principal amount and repay the principal at maturity, and may not be terminated or surrendered prior to maturity. Claims for principal and interest under these global funding agreements are afforded equal priority to claims of life insurance and annuity policyholders under the insolvency provisions of the Massachusetts Insurance Laws. If a medium-term note issued by one of the SPEs is denominated in a currency different from the currency of the related global funding agreement, the Company also enters into a currency swap with the SPE and a third party to match currencies. Similarly, the Company may enter into an interest rate swap with the SPE and a third party to match the interest rate characteristics of the global funding agreement to those of the related medium-term note.

Under the first program, established in May 1998 for $2.5 billion, expanded to $7.5 billion in 1999, an SPE issued medium-term notes in Europe, Asia and Australia. As of December 31, 2003 and 2002, there was $3.8 billion and $3.8 billion, respectively, outstanding under this program. This SPE is consolidated in the Company's financial statements. The medium-term notes issued by this SPE are reported with global funding agreements in the Company's consolidated balance sheets.

Under the second program, established in June 2000, for $5.0 billion, expanded to $7.5 billion in 2001 and expanded again to $10.0 billion in 2002, and expanded again to $12.5 billion in June 2003, an SPE issued medium-term notes in Europe, Asia, and to institutional investors in the United States. As of December 31, 2003 and 2002, there was $8.7 billion and $8.2 billion, respectively, outstanding under this program. This SPE is a qualifying special purpose entity (QSPE) in accordance with SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", and is therefore not consolidated in the Company's financial statements. The funding agreements backing the related medium-term notes are included in policyholders' funds in the Company's consolidated balance sheets.

At December 31, 2003, the annual contractual maturities of global funding agreements on notes issued under both programs were as follows: 2004 - $2,104.5 million; 2005 - $2,547.0 million; 2006 - $2,884.6 million; 2007 - $661.6 million; 2008 - $1,448.2; 2009 and thereafter - $2,860.6 million.

Participating Insurance

Participating business represents approximately 80.9%, 81.6% and 76.6% of the Company's life insurance in force, 96.2%. 96.3% and 98.1%, of the number of life insurance policies in force, and 94.3%, 92.5% and 92.1%, of life insurance premiums in 2003, 2002 and 2001, respectively.

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

Stock-Based Compensation

The Company applied the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for stock-based compensation grants made prior to January 1, 2003. Prior to January 1, 2003 the Company recognized compensation expense at the time of the grant or over the vesting period for grants of non-vested stock to employees and non-employee board members and grants of stock options to non-employee general agents and has continued this practice. All options granted under those plans had an exercise price equal to the market value of the Company's common stock on the date of grant. Effective January 1, 2003, The Company adopted the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," and is utilizing the transition provisions described in SFAS No. 148, on a prospective basis to awards granted after December 31, 2002. The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to all stock-based employee compensation.

                                                        Years Ended December 31,
                                                        2003     2002      2001
                                                       -------------------------
                                                             (in millions)
Net income, as reported ............................   $590.5   $458.9   $573.9
Add: Stock-based employee
       compensation expense
       included in reported net
       income, net of related tax
       effects .....................................     14.4      3.5      1.0
Deduct: Total stock-based
       employee compensation
       expense determined under
       fair value method for all
       awards, net of related tax
       effects (unaudited) .........................     39.5     57.6     34.3
                                                       -------------------------
Pro forma net income
       (unaudited) .................................   $565.4   $404.8   $540.6
                                                       =========================

Federal Income Taxes

The provision for Federal income taxes includes amounts currently payable or recoverable and deferred income taxes, computed under the liability method, resulting from temporary differences between the tax basis and book basis of assets and liabilities. A valuation allowance is established for deferred tax assets when it is more likely than not that an amount will not be realized. Foreign subsidiaries and U.S. subsidiaries operating outside of the United States are taxed under applicable foreign statutory rates. Refer to Note 6 - Income Taxes for additional disclosures on this topic.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (continued)

Severance

During 2003, the Company continued its ongoing Competitive Position Project (the project). This project was initiated in the first quarter of 1999 to reduce costs and increase future operating efficiency by consolidating portions of the Company's operations and continued through early 2004. The project consists primarily of reducing staff in the Home Office and terminating certain operations outside the home office.

Since the inception of the project as well as from similar initiatives such as our information technology outsourcing and the sale of the Home Office real estate, approximately 1,530 employees have been terminated or identified for termination. Benefits paid since the inception of the project were $107.3 million through December 31, 2003. As of December 31, 2003 and 2002, the liability for employee termination costs, included in other liabilities was $12.0 million and $12.4 million, respectively. Employee termination costs, net of related pension curtailment and other post employment benefit related gains, are included in other operating costs and expenses and were $13.0 million, $18.6 million and $40.0 million for the years ended December 31, 2003, 2002, and 2001, respectively. The total employee termination costs for year ended December 31, 2003 included an estimated $5.0 million for planned terminations related to our information technology outsourcing.

Cumulative Effect of Accounting Changes

FASB Derivatives Implementation Group Issue No. B36--Embedded Derivatives:
Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments

The Company adopted DIG B36 on October 1, 2003, which resulted in a decrease in shareholders' equity of $179.0 million (net of tax of $96.4 million). The Company recorded a reduction in net income of $279.0 million (net of tax of $150.2 million) partially offset by an increase in other comprehensive income of $99.9 million (net of tax of $53.8 million) which were recorded as the cumulative effects of an accounting change, on October 1, 2003. For additional discussion of DIG B-36, refer to its discussion in the Recent Accounting Pronouncements section below.

Statement of Financial Accounting Standards No. 87- Employers' accounting for pensions

During the first quarter of 2001, the Company changed the method of accounting for the recognition of deferred gains and losses considered in the calculation of the annual expense for its employee pension plan under SFAS No. 87, "Employers' Accounting for Pensions," and for its postretirement health and welfare plans under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company changed the method of recognizing gains and losses from deferral within a 10% corridor and amortization of gains outside this corridor over the future working careers of the participants to deferral within a 5% corridor and amortization of gains and losses outside this corridor over the future working careers of the participants. The new method is preferable because in the Company's situation, it produces results that respond more quickly to changes in the market value of the plan assets while providing some measure to mitigate the impact of extreme short term swings in those market values. As a result, on January 1, 2001, the Company recorded a credit of $18.6 million (net of tax of $9.9 million), related to its employee benefit pension plans, and a credit of $4.7 million (net of tax of $2.6 million) related to its postretirement health and welfare plans. The total credit recorded as a cumulative effect of an accounting change was $23.3 million (net of tax of $12.5 million) for the year ended December 31, 2001. This change in accounting increased net income for the year ended December 31, 2001 by $4.4 million. The unaudited pro forma results for the year ended December 31, 2001, assuming this change in accounting had taken place as of the beginning of 2001, would not be materially different from the reported results.

Statement of Financial Accounting Standards No. 133 - Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities", an amendment of FASB Statement No. 133

On January 1, 2001, the Company adopted SFAS No. 133, as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133." The adoption of SFAS No. 133, as amended, resulted in a charge to operations accounted for as a cumulative effect of accounting change of $16.1 million (net of tax of $8.3 million) as of January 1, 2001. In addition, as of January 1, 2001, a $227.6 million (net of tax of $122.6 million) cumulative effect of accounting change was recorded in other comprehensive income for (1) the transition adjustment in the adoption of SFAS No. 133, as amended, an increase of $40.5 million (net of tax of $21.8 million), and (2) the reclassification of $12.1 billion in securities from the held-to-maturity category to the available-for-sale category, an increase of $187.1 million (net of tax of $100.8 million).

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (continued)

Recent Accounting Pronouncements

FASB Interpretation No. 46 (revised December 2003)--Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51

In December, 2003, the FASB re-issued Interpretation 46 "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," (FIN 46R) which clarifies the consolidation accounting guidance of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," (ARB No. 51) to certain entities for which controlling financial interests are not identifiable by reference to ownership of the equity of the entity. Such entities are known as variable interest entities (VIEs). Controlling financial interests of a VIE are typified by the defined as exposure of a party to the VIE to a majority of either the expected variable losses or expected variable returns of the VIE, or both. Such party is the primary beneficiary of the VIE and FIN 46R requires that the primary beneficiary of a VIE consolidate the VIE. FIN 46R also requires certain disclosures for significant relationships with VIEs, whether or not consolidation accounting is either used or anticipated. The consolidation requirements of FIN 46R apply as of December 31, 2003 for entities considered to be special purpose entities (SPEs), and otherwise will be applicable at March 31, 2004,

The Company has categorized its FIN 46R consolidation candidates into three categories- 1) Collateral Debt Obligation funds we manage (CDO funds or CDOs), which are SPEs, 2) low-income housing properties (the Properties) which are not SPEs, and 3) assorted other entities (Other Entities) which are not SPEs. The Company has determined that it should not consolidate any of the CDO funds, therefore the adoption of FIN46R for the CDO funds had no impact on the Company's consolidated financial position, results of operations or cash flows. The Company is re-evaluating whether it should consolidate any of the Properties based on FIN 46R, and is still evaluating the Other Entities, and is also evaluating the future potential impact of consolidating any of them.

Additional liabilities recognized as a result of consolidating VIEs with which the Company is involved would not represent additional claims on the general assets of the Company; rather, they would represent claims against additional assets recognized by the Company as a result of consolidating the VIEs. Conversely, additional assets recognized as a result of consolidating these VIEs would not represent additional assets which the Company could use to satisfy claims against its general assets, rather they would be used only to settle additional liabilities recognized as a result of consolidating the VIEs. Refer to Note 4--Relationships with Variable Interest Entities for a more complete discussion of the Company's relationships with VIEs, their assets and liabilities, and the Company's maximum exposure to loss as a result of its involvement with them.

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

Statement of Financial Accounting Standards No. 150 - Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. It requires that certain financial instruments be classified as liabilities on issuer balance sheets, including those instruments that are issued in shares and are mandatorily redeemable, those instruments that are not issued in shares but give the issuer an obligation to repurchase previously issued equity shares, and certain financial instruments that give the issuer the option of settling an obligation by issuing more equity shares. The adoption of SFAS No. 150 had no impact on the

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (continued)

Company's consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 149 - Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, clarifies when a derivative contains a financing component, amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45--"Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" and amends certain other existing pronouncements. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 had no impact on the Company's consolidated financial position, results of operations or cash flows.

FASB Derivatives Implementation Group Issue No. B36--Embedded Derivatives:
Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments

In April 2003, the FASB's Derivatives Implementation Group (DIG) released SFAS No. 133 Implementation Issue No. B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments" (DIG B36). DIG B36 addresses whether SFAS No. 133 requires bifurcation of a debt instrument into a debt host contract and an embedded derivative if the debt instrument incorporates both interest rate risk and credit risk exposures that are unrelated or only partially related to the creditworthiness of the issuer of that instrument. Under DIG B36, modified coinsurance and coinsurance with funds withheld reinsurance agreements as well as other types of receivables and payables where interest and/or other investment results are determined by reference to a specific pool of assets or a total return debt index are examples of arrangements containing embedded derivatives requiring bifurcation under SFAS No. 133. Under SFAS No. 133, bifurcation requires that the embedded derivative be held at fair value and that changes in fair value be charged or credited to income. The effective date of DIG B36 was October 1, 2003.

On October 1, 2003, the Company adopted DIG B36 and determined that certain of its reinsurance contracts and participating pension contracts contain embedded derivatives. In accordance with DIG B36, the Company bifurcated each of the contracts into its debt host and embedded derivative (total return swap) and recorded the embedded derivative at fair value on the balance sheet with changes in fair value recorded in income. In the case of the Company, DIG B36 results in the establishment of derivative liabilities based on the fair value of all the underlying assets of the respective contracts, including both the assets recorded at amortized cost and the assets recorded at fair value on the balance sheet. With respect to the underlying assets held at amortized cost, current guidance does not permit adjustments to record the fair value of all of these assets. However, the Company's implementation of DIG B36 required embedded derivatives based on the fair value of those assets to be recorded in income. The Company recorded derivative liabilities aggregating $429.2 million based on the fair value of the assets underlying these contracts. Of this total liability, $123.1 million related to assets held at amortized cost without any adjustment recorded to recognize the change in the fair value of the asset. Prior to the adoption of DIG B36, the Company had established, through other comprehensive income, a reserve for its participating pension contracts to recognize the impact on contractholder liabilities of the realization of unrealized gains on assets backing those contracts. With the adoption of DIG B36, this reserve is no longer required and is replaced by the recognition of the fair value of the embedded derivative in income. The adoption of DIG B36 resulted in a decrease in shareholders' equity of $179.0 million (net of tax of $96.4 million). The Company recorded a reduction in net income of $279.0 million (net of tax of $150.2 million) partially offset by an increase in other comprehensive income of $99.9 million (net of tax of $53.8 million) which were recorded as the cumulative effects of an accounting change.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (continued)

Statement of Financial Accounting Standards No. 148--Accounting for Stock-Based Compensation--Transition and Disclosure, an amendment of FASB Statement No. 123

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation which is an optional alternative method of accounting presented in SFAS No. 123, "Accounting for Stock Based Compensation." In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148's amendment of the transition and annual disclosure provisions of SFAS No. 123 is effective for fiscal years ending after December 2002. The Company adopted the fair value provisions of SFAS No. 123 on January 1, 2003 and utilized the transition provisions described in SFAS No. 148, on a prospective basis to awards granted after December 31, 2002 for its participation in JHFS' stock compensation plans. In 2003 JHFS granted 630,000 stock options to senior management of the Company and the Company recorded $1.2 million, net of tax of $0.6 million, of related compensation expense. The Company has adopted the disclosure provisions of SFAS No. 148, see Note 1--Summary of Significant Accounting Policies, Stock-Based Compensation above.

For the periods prior to January 1, 2003, Accounting Principles Board Opinion
(APB) No. 25, "Accounting for Stock Issued to Employees" was applied. APB No. 25 provides guidance on how to account for the issuance of stock and stock options to employees. Under APB No. 25, Compensation cost for stock options, if any, is measured as the excess of the quoted market price of JHFS' stock at the date of grant over the amount an employee must pay to acquire the stock under APB No.
25. Compensation cost is recognized over the requisite vesting periods based on market value on the date of grant. APB No. 25 was amended by SFAS No. 123 to require pro forma disclosures of net income and earnings per share as if a "fair value" based method was used.

FASB Interpretation No. 45--Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires certain types of guarantees to be recorded by the guarantor as liabilities, at fair value. This differs from previous practice, which generally required recognition of a liability only when a potential loss was deemed to be probable and was reasonably estimable in amount. FIN 45 does not apply to guarantees that are accounted for under existing insurance accounting principles. FIN 45 requires more extensive disclosures of certain other types of guarantees, including certain categories of guarantees which are already accounted for under specialized accounting principles, such as SFAS No. 133, even when the likelihood of making any payments under the guarantee is remote.

FIN 45's disclosure requirements are effective for financial statements of interim or annual periods ending after December 31, 2002. Refer to Note 13--Commitments, Guarantees and Contingencies. Initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 had no impact on the Company's consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 146--Accounting for Costs Associated with Exit or Disposal Activities

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

Statement of Financial Accounting Standards No. 142--Goodwill and Other Intangible Assets

In January 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets deemed to have indefinite lives no longer be amortized against earnings, but instead be reviewed at least annually for impairment. Intangible assets with definite lives will continue to be amortized over their useful lives. The Company has performed the required impairment tests of goodwill and management contracts as of September 30,

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 -- Summary of Significant Accounting Policies - (continued)

2003, based on the guidance in SFAS No. 142. The Company evaluated the goodwill and indefinite lived management contracts of each reporting unit for impairment using valuations of reporting units based on earnings and book value multiples and by reference to similar multiples of publicly traded peers. No goodwill or management contract impairments resulted from these required impairment tests.

EITF Issue 01-10--Accounting for the Impact of the Terrorist Attacks of September 11, 2001

In September 2001, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue 01-10, "Accounting for the Impact of the Terrorist Attacks of September 11, 2001." Issue 01-10 presents guidance relative to accounting for and financial reporting of the events of September 11, 2001 (the Events), including both how and when to measure, record and report losses and any resulting liabilities, which are directly attributable to the Events. Based on a comprehensive review of the Company's operations, the Company believes that the Events had no material financial impact on the Company's consolidated financial position, results of operations or cash flows.

Statement of Financial Accounting Standards No. 141--Business Combinations

In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 requires that all business combinations be accounted for under a single method, the purchase method. Use of the pooling-of-interests method is no longer permitted. SFAS No. 141 also clarifies the criteria to recognize intangible assets separately from goodwill, and prohibits the amortization of goodwill relating to acquisitions completed after July 1, 2001. SFAS No. 141 is effective for business combinations initiated after June 30, 2001. Adoption of SFAS No. 141 had no impact on the Company's consolidated financial position, results of operations or cash flows.

EITF Issue No. 99-20--Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets

In January 2001, the FASB's Emerging Issues Task Force (EITF) reached a consensus on Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets." Issue 99-20 requires investors in certain asset-backed securities to record changes in their estimated yield on a prospective basis and specifies evaluation methods with which to evaluate these securities for an other-than-temporary decline in value. The adoption of EITF 99-20 did not have a material financial impact on the Company's consolidated financial position, results of operations or cash flows.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 2 -- Related Party Transactions

Certain directors of the Company are members or directors of other entities that periodically perform services for or have other transactions with the Company. Such transactions are either subject to bidding procedures or are otherwise entered into on terms comparable to those that would be available to unrelated third parties and are not material to the Company's consolidated financial position, results of operations or cash flows.

The Company provides JHFS, its parent, with personnel, property, and facilities in carrying out certain of its corporate functions. The Company annually determines a fee (the parent company service fee) for these services and facilities based on a number of criteria, which are periodically revised to reflect continuing changes in the Company's operations. The parent company service fee is included in other operating costs and expenses within the Company's income statements. The Company charged JHFS service fees of $21.0 million, $23.0 million and $28.5 million for the years ending December 31, 2003, 2002 and 2001, respectively. As of December 31, 2003, JHFS was current in its payments to the Company related to these services.

The Company provides certain administrative and asset management services to its pension plans and employee welfare trust (the Plans). Fees paid to the Company for these services were $5.7 million, $6.9 million and $8.4 million during the years ended December 31, 2003, 2002 and 2001, respectively.

During the years ended December 31, 2003 and 2002, the Company paid $24.8 million and $180.0 million, respectively, in premiums to an affiliate, John Hancock Insurance Company of Vermont (JHIC of Vermont) for certain insurance services. All of these were in Trust Owned Health Insurance (TOHI) premiums, a funding vehicle for postretirement medical benefit plans, which offers customers an insured medical benefit-funding program in conjunction with a broad range of investment options.

The Company has reinsured certain portions of its long-term care insurance and group pension businesses with John Hancock Reassurance Company, Ltd. of Bermuda (JHReCo), an affiliate and wholly owned subsidiary of JHFS. The Company entered into these reinsurance contracts in order to facilitate its capital management process. These reinsurance contracts are primarily written on a funds withheld basis where the related financial assets remain invested at the Company. During the fourth quarter of 2003, the reinsurance agreement covering pension contracts was converted to a modified coinsurance agreement. As a result, the Company recorded a liability for coinsurance amounts withheld from JHReCo of $994.5 million and $1,631.5 million at December 31, 2003 and 2002, respectively, which are included with other liabilities in the consolidated balance sheets and recorded reinsurance recoverable from JHReCo of $1,421.1 million and $2,043.7 million at December 31, 2003 and 2002, respectively, which are included with other reinsurance recoverables on the consolidated balance sheets. Premiums ceded to JHReCo were $868.7 million, $596.8 million and $740.8 million during the years ended December 31, 2003, 2002 and 2001 respectively.

During the year ended 2002, the Company reinsured certain portions of its group pension businesses with an affiliate, JHIC of Vermont. The Company entered into these reinsurance contracts in order to facilitate its capital management process. These reinsurance contracts are primarily written on a modified coinsurance basis where the related financial assets remain invested at the Company. As a result, the Company recorded a liability for reinsurance recoverable from JHIC of Vermont of $157.2 million and $98.6 million at December 31, 2003 and 2002, which is included with other liabilities in the consolidated balance sheets. At December 31, 2003, the Company had not recorded any outstanding reinsurance receivables from JHIC of Vermont. Reinsurance recoverable is typically recorded with other reinsurance recoverables on the consolidated balance sheet. Premiums ceded by the Company to JHIC of Vermont were $0.8 million during the years ended December 31, 2003 and 2002.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Investments

The following information summarizes the components of net investment income and net realized investment and other gains (losses):

                                                                                  Years Ended December 31,
                                                                             2003           2002          2001
                                                                            ------------------------------------
                                                                                        (in millions)
Net Investment Income
     Fixed maturities ..................................................    $3,228.7      $3,017.3      $2,721.2
     Equity securities .................................................        19.7          10.6          29.7
     Mortgage loans on real estate .....................................       772.0         775.8         774.4
     Real estate .......................................................        57.8          72.1          67.7
     Policy loans ......................................................       123.0         120.1         118.4
     Short-term investments ............................................        16.5          20.5          73.9
     Other .............................................................      (230.2)       (210.4)        101.4
                                                                            --------      --------      --------
     Gross investment income ...........................................     3,987.5       3,806.0       3,886.7

         Less investment expenses ......................................       188.1         225.0         240.5
                                                                            --------      --------      --------

Net investment income ..................................................    $3,799.4      $3,581.0      $3,646.2
                                                                            --------      --------      --------

Net realized investment and other gains (losses), net
     of related amortization of deferred policy acquisition costs, amounts credited to the policyholder dividend obligation and amounts credited to participating pension contractholders
     Fixed maturities ..................................................    $ (392.8)     $ (660.9)     $ (392.6)
     Equity securities .................................................        69.9         101.2         165.7
     Mortgage loans on real estate and real estate to be disposed of ...       244.1          (7.9)        (71.2)
     Derivatives and other invested assets .............................        81.2          43.0          48.2
     Amortization adjustment for deferred policy acquisition costs .....        (6.1)         38.9          29.4
     Amounts credited to the policyholder dividend obligation ..........        58.5          11.9          17.0
     Amounts credited to participating pension contractholders .........         3.4          23.3         (42.3)
                                                                            --------      --------      --------

Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs, amounts credited to the policyholder dividend obligation and amounts
     credited to participating pension contractholders .................    $   58.2      $ (450.5)     $ (245.8)
                                                                            ========      ========      ========

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Investments - (continued)

Gross gains of $606.9 million in 2003, $320.0 million in 2002 and $433.1 million in 2001 and gross losses of $233.8 million in 2003, $176.0 million in 2002 and $150.6 million in 2001, were realized on the sale of available-for-sale securities.

The Company's investments in held-to-maturity securities and available-for-sale securities are summarized below for the years indicated:

                                                                                  Gross        Gross
                                                                 Amortized      Unrealized   Unrealized      Fair
                                                                    Cost          Gains        Losses       Value
                                                                ---------------------------------------------------
December 31, 2003                                                                  (in millions)

Held-to-Maturity:

Corporate securities .......................................    $ 1,144.5     $    21.3     $    18.3     $ 1,147.5

Mortgage-backed securities .................................        344.2          21.5           0.4         365.3

Obligations of states and political subdivisions ...........           --            --            --            --
                                                                ---------------------------------------------------

     Total fixed maturities held-to-maturity ...............    $ 1,488.7     $    42.8     $    18.7     $ 1,512.8
                                                                ===================================================

Available-for-Sale:

Corporate securities .......................................    $36,122.2     $ 2,698.7     $   304.1     $38,516.8

Mortgage-backed securities .................................      6,852.0         284.0         143.4       6,992.6

Obligations of states and political subdivisions ...........        413.1          17.2           1.2         429.1

Debt securities issued by foreign governments ..............        233.7          21.8           1.3         254.2

U.S. Treasury securities and obligations of
     U.S. government corporations and agencies .............        286.7           4.1           1.4         289.4
                                                                ---------------------------------------------------

Fixed maturities available-for-sale ........................     43,907.7       3,025.8         451.4      46,482.1

Equity securities ..........................................        249.9          83.6           0.4         333.1
                                                                ---------------------------------------------------

     Total fixed maturities and equity securities
         available-for-sale ................................    $44,157.6     $ 3,109.4     $   451.8     $46,815.2
                                                                ===================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Investments - (continued)

                                                                                       Gross        Gross
                                                                     Amortized       Unrealized   Unrealized      Fair
                                                                        Cost           Gains        Losses       Value
                                                                    ---------------------------------------------------
December 31, 2002                                                                      (in millions)

Held-to-Maturity:

Corporate securities ..........................................     $ 1,189.6     $    32.2     $     4.5     $ 1,217.3

Mortgage-backed securities ....................................         533.3          30.0           7.6         555.7

Obligations of states and political subdivisions ..............           4.1           0.1            --           4.2
                                                                    ---------------------------------------------------

     Total fixed maturities held-to-maturity ..................     $ 1,727.0     $    62.3     $    12.1     $ 1,777.2
                                                                    ===================================================

Available-for-Sale:

Corporate securities ..........................................     $33,569.7     $ 1,815.7     $ 1,156.2     $34,229.2

Mortgage-backed securities ....................................       6,874.2         384.0         268.4       6,989.8

Obligations of states and political subdivisions ..............         295.4          22.5            --         317.9

Debt securities issued by foreign governments .................         291.5          36.0           2.5         325.0

U.S. Treasury securities and obligations of
     U.S. government corporations and agencies ................         175.7           8.7            --         184.4
                                                                    ---------------------------------------------------

Fixed maturities available-for-sale ...........................      41,206.5       2,266.9       1,427.1      42,046.3

Equity securities .............................................         307.5          69.4          27.3         349.6
                                                                    ---------------------------------------------------

     Total fixed maturities and equity securities
         available-for-sale ...................................     $41,514.0     $ 2,336.3     $ 1,454.4     $42,395.9
                                                                    ===================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Investments - (continued)

The amortized cost and fair value of fixed maturities at December 31, 2003, by contractual maturity, are shown below:

                                                          Amortized      Fair
                                                            Cost         Value
                                                          ----------------------
                                                              (in millions)
Held-to-Maturity:
Due in one year or less ..............................    $     3.5    $     3.8
Due after one year through five years ................         29.8         37.6
Due after five years through ten years ...............        251.0        257.9
Due after ten years ..................................        860.2        848.2
                                                          ---------    ---------

Mortgage-backed securities ...........................        344.2        365.3
                                                          ---------    ---------

Total ................................................    $ 1,488.7    $ 1,512.8
                                                          =========    =========

Available-for-Sale:
Due in one year or less ..............................    $ 2,023.6    $ 2,086.7
Due after one year through five years ................     10,607.4     11,174.9
Due after five years through ten years ...............     14,090.3     15,172.6
Due after ten years ..................................     10,334.4     11,055.3
                                                          ---------    ---------

Mortgage-backed securities ...........................      6,852.0      6,992.6
                                                          ---------    ---------

Total ................................................    $43,907.7    $46,482.1
                                                          =========    =========

Expected maturities may differ from contractual maturities because eligible borrowers may exercise their right to call or prepay obligations with or without call or prepayment penalties.

The change in net unrealized gains (losses) on trading securities that has been included in earnings during 2003, 2002 and 2001 amounted to $0.1 million, $1.7 million and $(1.8) million, respectively.

The Company participates in a security lending program for the purpose of enhancing income on securities held. At December 31, 2003 and 2002, $426.9 million and $625.5 million, respectively, of the Company's securities, at market value, were on loan to various brokers/dealers, and were fully collateralized by cash and highly liquid securities. The market value of the loaned securities is monitored on a daily basis, and the collateral is maintained at a level of at least 102.0% of the loaned securities' market value.

For 2003, 2002 and 2001, net investment income passed through to participating pension contractholders as interest credited to policyholders' account balances amounted to $161.7 million, $168.3 million and $170.5 million, respectively.

Depreciation expense on investment real estate was $1.5 million, $3.0 million and $4.6 million, in 2003, 2002, and 2001, respectively. Accumulated depreciation was $36.3 million and $49.4 million at December 31, 2003 and 2002, respectively.

Analysis of unrealized losses on fixed maturity securities

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Investments - (continued)

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

The Company considers relevant facts and circumstances in evaluating whether the impairment of a security is other than temporary. Relevant facts and circumstances considered include (1) the length of time the fair value has been below cost; (2) the financial position of the issuer, including the current and future impact of any specific events; and (3) the risk that the Company's ability and intent to hold the security to maturity or until it recovers in value. To the extent the Company determines that a security is deemed to be other than temporarily impaired, the difference between amortized cost and fair value would be charged to earnings.

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

       Unrealized Losses on Fixed Maturity Securities -- By Investment Age

                                                                               As of December 31, 2003
                                                   Less than 12 months             12 months or more                  Total
                                                   -------------------             -----------------                  -----
                                                 Carrying                      Carrying                     Carrying
                                                 Value of                      Value of                     Value of
                                                Securities                    Securities                   Securities
                                                with Gross                    with Gross                   with Gross
                                                Unrealized     Unrealized     Unrealized    Unrealized     Unrealized    Unrealized
Description of Securities:                         Loss          Losses          Loss         Losses          Loss         Losses
-------------------------------------------------------------------------  ----------------------------  --------------------------
US Treasury obligations and direct
   obligations of U.S. government agencies ..   $  268.6       $   (2.6)      $    1.5             --       $  270.1       $   (2.6)
Federal agency mortgage backed
   securities ...............................    1,161.0          (39.4)         973.6       $ (104.4)       2,134.6         (143.8)
Debt securities issued by foreign
   governments ..............................      101.6           (1.3)            --             --          101.6           (1.3)
Corporate bonds .............................    3,483.5         (106.0)       3,338.5         (216.4)       6,822.0         (322.4)
                                                -------------------------  ----------------------------  --------------------------
Total, debt securities ......................    5,014.7         (149.3)       4,313.6         (320.8)       9,328.3         (470.1)
Common stocks ...............................       32.8           (0.1)           7.7           (0.3)          40.5           (0.4)
                                                -------------------------  ----------------------------  --------------------------
Total .......................................   $5,047.5       $ (149.4)      $4,321.3       $ (321.1)      $9,368.8       $ (470.5)
                                                =========================  ============================  ==========================

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

As of December 31, 2003, the fixed maturity securities had a total gross unrealized loss of $324.2 million excluding basis

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Investments - (continued)

adjustments related to hedging relationships. Of this total, $218.6 million is due to securities that have had various amounts of unrealized loss for more than nine months. Of this, $48.2 million comes from securities rated investment grade. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in credit spreads since the securities were acquired. Credit rating agencies statistics indicate that investment grade securities have been found to be less likely to develop credit concerns.

As of December 31, 2003, $170.4 million, of the $324.2 million resided in below investment grade securities with various amounts of unrealized loss for over nine months. At December 31, 2003, all of these securities were current as to the payments of principal and interest with the exception of 2 securities with a carrying value of $16.8 million and an unrealized loss of $18.3 million. Of the total $170.4 million, $88.2 million traded above 80% of amortized cost at December 31, 2003 and an additional $11.3 million traded above 80% of amortized cost within the last nine months, for a total of $99.5 million. Of the total, $58.1 million of this $99.5 million total comes from airline related bonds, an industry that continues to experience stress and hence has lagged the general recovery. While, as described earlier, we expect the secured nature of our positions to protect our value, the continued stress in this industry continues to be a concern.

The remaining portion of the unrealized loss, $70.9 million, arises from below investment grade securities that have traded below 80 percent of amortized cost for over nine months. All of these bonds, with the exception of the 2 securities mentioned above, are current on payments of principal and interest and we believe, based on currently available information that it is probable that these securities will continue to pay based on their original terms. We expect full recovery of principal and interest on the 2 securities on which interest is overdue. This interest was actually paid to the trustee, but the investors chose to use these payments for expenses related to protecting the collateral underlying the bonds rather than distribute them. We carefully track these investments to ensure our continued belief that their prices will recover.

Unrealized losses can be created by rising interest rates or by rising credit concerns and hence widening credit spreads. Credit concerns are apt to play a larger role in the unrealized loss on below investment grade bonds and hence the gross unrealized loss on the portfolio has been split between investment grade and below investment grade bonds in the above tables. The gross unrealized loss on below investment grade fixed maturity securities declined to $259.8 million at December 31, 2003 primarily due to the easing of credit concerns and the resulting spread tightening.

All sectors within the below investment grade portfolio saw a dramatic drop in gross unrealized losses. Most notable was the drop in the gross unrealized loss on the utility portfolio to $46.1 million as of December 31, 2003. While the overbuild in this sector will continue to pressure certain power regions and certain companies for several years, the industry is in much better shape after a year of sharply curtailed capital expenditures and general balance sheet strengthening.

We remain most concerned about the airline sector. We lend to this industry almost exclusively on a secured basis (approximately 99% of our loans are secured). These secured airline financings are of two types: Equipment Trust Certificates (ETC's) and Enhanced Equipment Trust Certificates (EETC's). The ETC's initially have an 80% loan-to-value ratio and the EETC senior tranches initially have a 40-50% loan-to-value and include a provision for a third party to pay interest for eighteen months from a default. For us to lose money on an ETC, three things must happen: the airline must default; the airline must decide it does not want to fly our aircraft, and the aircraft must be worth less than our loan. When lending to this industry, we underwrite both the airline and the aircraft. We've been lending to this industry in this fashion for 25 years through several economic cycles and have seen values on our secured airline bonds fall and recover thorough these cycles. EETC's are classified as asset-backed securities and they account for $58.6 million of the $143.8 million and of gross unrealized loss in the asset-backed and mortgage-backed securities category as of December 31, 2003. While the airline industry is making positive strides in reducing its cost structure, a significant recovery in this sector requires a growing economy and a pick up in business travel. In the most recent quarter ending December 31, 2003, most of the major carriers have reported improved financial results. This trend is encouraging and we expect it to continue barring any new terrorist events or a reversal of the course of the U.S. economy. We continue to expect that the senior secured nature of our loans to this industry will protect our holdings through this difficult time.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Investments - (continued)

Mortgage loans on real estate

Mortgage loans on real estate are evaluated periodically as part of the Company's loan review procedures and are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The allowance for losses is maintained at a level believed adequate by management to absorb estimated probable credit losses that exist at the balance sheet date. Management's periodic evaluation of the adequacy of the allowance for losses is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of the underlying collateral, composition of the loan portfolio, current economic conditions and other relevant factors. This evaluation is inherently subjective as it requires estimating the amounts and timing of future cash flows expected to be received on impaired mortgage loans that may be susceptible to significant change. Any change to the valuation allowance for mortgage loans on real estate loans on real estate is reported as a component of net realized investment and other gains (losses). Interest received on impaired mortgage loans on real estate is included in interest income in the period received. If foreclosure becomes probable, the measurement method used is based on the collateral value. Foreclosed real estate is recorded at the fair value of the collateral at the date of foreclosure, which establishes a new cost basis.

Changes in the allowance for probable losses on mortgage loans on real estate and real estate to be disposed of are summarized below.

                                                       Balance at                            Balance at
                                                        Beginning                              End of
                                                         of Year    Additions   Deductions      Year
                                                       ------------------------------------------------
                                                                        (in millions)
Year ended December 31, 2003
     Mortgage loans on real estate .............       $ 61.7        $ 56.6        $ 52.4        $ 65.9
     Real estate to be disposed of .............           --            --            --            --
                                                       ------------------------------------------------
Total ..........................................       $ 61.7        $ 56.6        $ 52.4        $ 65.9
                                                       ================================================

Year ended December 31, 2002
     Mortgage loans on real estate .............       $112.8        $  8.0        $ 59.1        $ 61.7
     Real estate to be disposed of .............         83.6          29.6         113.2            --
                                                       ------------------------------------------------
Total ..........................................       $196.4        $ 37.6        $172.3        $ 61.7
                                                       ================================================

Year ended December 31, 2001
     Mortgage loans on real estate .............       $ 81.6        $ 37.8        $  6.6        $112.8
     Real estate to be disposed of .............         43.5          46.0           5.9          83.6
                                                       ------------------------------------------------
Total ..........................................       $125.1        $ 83.8        $ 12.5        $196.4
                                                       ================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Investments - (continued)

At December 31, 2003 and 2001, the total recorded investment in mortgage loans that are considered to be impaired under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," along with the related provision for losses were as follows:

                                                                              December 31,
                                                                           2003          2002
                                                                          --------------------
                                                                             (in millions)

Impaired mortgage loans on real estate with provision for losses ...      $124.4        $ 57.2
Provision for losses ...............................................       (37.2)        (17.1)
                                                                          ------        ------
Net impaired mortgage loans on real estate .........................      $ 87.2        $ 40.1
                                                                          ======        ======

The average recorded investment in impaired loans and the interest income recognized on impaired loans were as follows:

                                                      Years Ended December 31,
                                                   2003         2002        2001
                                                  ------------------------------
                                                          (in millions)

Average recorded investment in impaired loans..    $ 90.8     $ 74.9      $ 62.5
Interest income recognized on impaired loans...       3.4        5.0         8.4

The payment terms of mortgage loans on real estate may be restructured or modified from time to time. Generally, the terms of the restructured mortgage loans call for the Company to receive some form or combination of an equity participation in the underlying collateral, excess cash flows or an effective yield at the maturity of the loans sufficient to meet the original terms of the loans.

Restructured mortgage loans aggregated $87.8 million and $54.8 million as of December 31, 2003 and 2002, respectively. The expected gross interest income that would have been recorded had the loans been current in accordance with the original loan agreements and the actual interest income recorded were as follows:

                                          Years Ended December 31,
                                      2003          2002           2001
                                     ----------------------------------
                                               (in millions)
Expected......................       $ 7.6         $ 4.8          $24.3
Actual........................         7.2           4.7           23.0

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Investments - (continued)

At December 31, 2003, the mortgage portfolio was diversified by specific collateral property type and geographic region as displayed below:

Collateral                                       Carrying        Geographic                                      Carrying
Property Type                                     Amount         Concentration                                    Amount
----------------------------------------------------------------------------------------------------------------------------
                                               (in millions)                                                       (in
                                                                                                                millions)
Apartments..............................         $ 1,461.8       East North Central......................        $ 1,124.6
Hotels..................................             438.6       East South Central......................            414.4
Industrial..............................             944.1       Middle Atlantic.........................          1,458.3
Office buildings........................           2,463.2       Mountain................................            510.6
Retail..................................           2,096.2       New England.............................            874.3
Multi family............................               0.9       Pacific.................................          2,385.6
Mixed Use...............................             286.0       South Atlantic..........................          2,390.0
Agricultural............................           3,042.0       West North Central......................            437.2
Other...................................             204.2       West South Central......................          1,028.4
                                                                 Canada/Other............................            313.6

Allowance for losses....................             (65.9)      Allowance for losses....................            (65.9)
                                                 ---------                                                       ---------

Total...................................         $10,871.1       Total...................................        $10,871.1
                                                 =========                                                       =========

Mortgage loans with outstanding principal balances of $58.9 million, bonds with amortized cost of $254.0 million and real estate with a carrying value of $0.5 million were non-income producing for the year ended December 31, 2003.

Securitization activity

The Company originates commercial mortgages and sells them to Commercial Mortgage Backed Securities Trusts (Trusts), and in certain cases, retains servicing rights to the mortgages sold. These Trusts are QSPEs in accordance with SFAS No. 140 and therefore, as transferor of financial assets to these Trusts, the Company is prohibited from using consolidation accounting for its relationships with them. During 2003, 2002 and 2001, the Company sold $529.8 million, $343.5 million and $542.9 million of commercial mortgage loans in securitization transactions, respectively, for which it received net proceeds of $541.4 million, $345.2 million and $546.5 million, respectively, from which it recognized pre-tax gains of $12.0 million, $1.9 million and $4.1 million, respectively, and from which it retained servicing assets of $0.4 million, $0.3 million and $0.5 million, respectively. The Company's mortgage servicing assets were valued, in the aggregate, at $1.4 million, and $1.3 million at December 31, 2003 and 2002, respectively.

During December, 2003, the Company securitized $277.6 million of below investment grade corporate bonds, most of which were below investment grade issues. All of the assets, which were previously owned by the Company, were transferred to a trust, Signature QSPE, Limited (the Trust), which the Company sponsored. The Trust is a QSPE in accordance with SFAS No. 140, and as transferor of assets to the Trust, the Company is prohibited from consolidating the Trust. The Company retained $140.0 million of notes issued by the Trust which were rated A1, and which are recorded as fixed maturities: available for sale on the consolidated balance sheets, and the Company retained $12.7 million of equity issued by the QSPE, which is unrated, and which is recorded in other invested assets on the consolidated balance sheets. The Company received net proceeds of $124.9 million, representing the proceeds from sales of notes issued by the Trust to unrelated parties, and the Company recorded a realized gain of $10.8 million on these proceeds. The Company recognized no servicing assets as a result of this securitization. All of the assets transferred from the Company to the Trust were performing assets; none were delinquent or in default.

The Company values retained security interests in securitizations, at time of issue and subsequently, using the same pricing methods as it uses for its existing investment portfolio. Fair value prices are obtained from an independent pricing service when available, and if not available are estimated by the Company by discounting expected future cash flows using a current market rate applicable to the yield, credit quality and maturity of the investments. Refer to Note 16 - Fair Value of Financial Instruments below for further discussion of the Company's fair value methodologies. The Company values servicing rights by estimating future cash flows from the servicing assets using discount rates that approximate current market rates.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Investments - (continued)

Equity method investments

Investments in other assets, which include unconsolidated joint ventures, partnerships, and limited liability corporations, accounted for using the equity method of accounting totaled $1,944.6 million and $1,380.7 million at December 31, 2003 and 2002, respectively. Total combined assets of such investments were $15,105.4 million and $14,302.6 million (consisting primarily of investments), and total combined liabilities were $1,583.8 million and $1,815.1 million (including $1,216.3 million and $1,171.5 million of loans payable) at December 31, 2003 and 2002, respectively. Total combined revenues and expenses of these investments in 2003 were $1,184.0 million and $940.3 million, respectively, resulting in $243.7 million of total combined income from operations. Total combined revenues and expenses of these investments in 2002 were $893.6 million and $1,108.1 million, respectively, resulting in $214.5 million of total combined loss from operations. Total combined revenues and expenses of these investments in 2001 were $598.7 million and $633.0 million, respectively, resulting in $34.3 million of total combined loss from operations. Depending on the timing of receipt of audited financial statements of these other assets, the above financial data could be up to one year in arrears. Net investment income on investments accounted for on the equity method totaled $138.3 million, $64.8 million and $56.4 million in 2003, 2002, and 2001, respectively.

Note 4 -- Relationships with Variable Interest Entities

The Company has relationships with various types of special purpose entities
(SPEs) and other entities, some of which are variable interest entities (VIEs), in accordance with FIN 46R, as discussed in Note 1--Summary of Significant Accounting Policies above. Presented below are discussions of the Company's significant relationships with them, the Company's conclusions about whether the Company should consolidate them, and certain summarized financial information for these entities.

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

Collateralized Debt Obligations (CDOs). Since 1996, the Company has acted as investment manager to certain asset backed investment vehicles, commonly known as collateralized debt obligations (CDOs). The Company also invests in the debt and/or equity of these CDOs, and in the debt and/or equity of CDOs managed by others. CDOs raise capital by issuing debt and equity securities, and use their capital to invest in portfolios of interest bearing securities. The returns from a CDO's portfolio of investments are used by the CDO to finance its operations including paying interest on its debt and paying advisory fees and other expenses. Any net income or net loss is shared by the CDO's equity owners and, in certain circumstances where the Company manages the CDO, positive investment experience is shared by the Company through variable performance management fees. Any net losses are borne first by the equity owners to the extent of their investments, and then by debt owners in ascending order of subordination. Owners of securities issued by CDOs that are managed by the Company have no recourse to the Company's assets in the event of default by the CDO. The Company's risk of loss from any CDO it manages, or in which it invests, is limited to its investments in the CDO.

In accordance with previous consolidation accounting principles (now superceded by FIN 46R), the Company formerly consolidated a CDO only when the Company owned a majority of the CDO's equity. The Company is now required to consolidate a CDO when, in accordance with FIN 46R, the CDO is deemed to be a VIE, and the Company is deemed to be the primary beneficiary of the CDO. For those CDOs which are not deemed to be VIEs, the Company determines its consolidation status by considering the control aspects of the equity classes of the CDOs. The Company has determined

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 4 -- Relationships with Variable Interest Entities - (continued)

whether each CDO should be considered a VIE, and while most are VIEs, some are not. The Company has determined that it is not the primary beneficiary of any CDO which is a VIE, and for those that are not VIEs, the Company does not have controlling financial interests. Therefore, the Company will not use consolidation accounting for any of the CDOs which it manages.

The Company believes that its relationships with its managed CDOs are collectively significant, and accordingly provides, in the tables below, summary financial data for the CDOs and data relating to the Company's maximum exposure to loss as a result of its relationships with them. The Company has determined that it is not the primary beneficiary of any CDO in which it invests but does not manage and thus will not be required to consolidate any of those entities, and considers that its relationships with them are not collectively significant, therefore the Company has not disclosed data for them below. Credit ratings are provided by credit rating agencies, and relate to the debt issued by the CDOs in which the Company has invested.

                                                                December 31,
                                                             2003         2002
                                                           ---------------------
                                                               ( in millions)
Total size of Company-Managed CDOs
Total assets .........................................     $4,922.2     $6,220.9
                                                           ========     ========
      Total debt .....................................      4,158.2      3,564.4
      Total other liabilities ........................        712.0      2,429.7
                                                           --------     --------
Total liabilities ....................................      4,870.2      5,994.1
Total equity .........................................         52.0        226.8
                                                           --------     --------
Total liabilities and equity .........................     $4,922.2     $6,220.9
                                                           ========     ========

                                                                                         December 31,
                                                                                   2003                2002
                                                                           -----------------------------------------
                                                                                (in millions, except percents)
Maximum exposure of the Company to losses from Company-Managed CDOs
Investments in tranches of Company-managed CDOs, by credit rating
   (Moody's/Standard & Poor's):

Aaa/AAA ..............................................................     $201.0       35.6%      $380.2       53.8%
Aa1/AA+ ..............................................................       75.7       13.4           --         --
A3/A- ................................................................         --         --         14.5        2.1
Baa2/BBB .............................................................      218.0       38.8        218.0       31.0
Ba2/BB ...............................................................         --         --          7.0        1.0
B2 ...................................................................        8.0        1.4           --         --
B3/B- ................................................................         --         --          6.0        0.8
Caa1/CCC+ ............................................................       13.2        2.3           --         --
Not rated (equity) ...................................................       48.1        8.5         79.8       11.3
                                                                           -----------------------------------------
Total Company exposure ...............................................     $564.0      100.0%      $705.5      100.0%
                                                                           =========================================

Low-Income Housing Properties. The Company generates income tax benefits by investing in apartment properties (the Properties) that qualify for low income housing and/or historic tax credits. The Company invests in the Properties directly, and also invests indirectly via limited partnership real estate investment funds (the Funds), which are consolidated into the Company's financial statements. The Properties are organized as limited partnerships or limited liability companies each having a managing general partner or a managing member. The Company is usually the sole limited partner or investor member in each Property; it is not the general partner or managing member in any Property.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 4 -- Relationships with Variable Interest Entities - (continued)

The Properties typically raise additional capital by qualifying for long-term debt, which at times is guaranteed or otherwise subsidized by Federal or state agencies, or by Fannie Mae. In certain cases, the Company invests in the mortgages of the Properties, which are non-recourse to the general assets of the Company. In the event of default by a mortgagee of a Property, the mortgage is subject to foreclosure. Conversely, the assets of the Properties are not available to satisfy claims against the general assets of the Company. No Property in which the Company has been involved has undergone foreclosure. The Company's maximum loss in relation to the Properties is limited to its equity investment in the Properties, future equity commitments made, and where the Company is the mortgagor, the outstanding balance of the mortgages originated for the Properties, and outstanding mortgage commitments the Company has made to the Properties. The Company receives Federal income tax credits in recognition of its investments in each of the Properties for a period of ten years and in some cases, the Company receives distributions from the Properties which are based on a portion of the actual cash flows.

The Company had previously determined that the Properties are VIEs in accordance with FIN 46, as it was previously issued by the FASB, and that the Company is not the primary beneficiary of any of them, so the Company did not consolidate any of the Properties in the third fiscal quarter of 2003. However, the Company is currently re-evaluating whether the Properties are VIEs, and whether the Company is the primary beneficiary of any of them, in accordance with FIN 46R. The Company believes that it is reasonably possible that it may be required to consolidate one or more of the Properties. Accordingly the disclosures in the tables below are provided. The table below presents summary financial data for the Properties, and data relating to the Company's maximum exposure to loss as a result of its relationships with them.

                                                                  December 31,
                                                               2003        2002
                                                               -----------------
                                                                  (in millions)
Total size of the Properties(1)
Total assets .............................................     $982.7     $682.2
                                                               ======     ======
     Total debt ..........................................      576.3      396.4
     Total other liabilities .............................      116.6      101.8
                                                               ------     ------
Total liabilities ........................................      692.9      498.2
Total equity .............................................      289.8      184.0
                                                               ------     ------
Total liabilities and equity .............................     $982.7     $682.2
                                                               ======     ======

----------
(1) Property level data is sourced primarily from the Funds' financial statements, and is presented on three and twelve month delays, as of December 31, 2003 and 2002, respectively, due to the delayed availability of financial statements of the Funds.

                                                                   December 31,
                                                                 2003      2002
                                                                 ---------------
                                                                 (in millions)
Maximum exposure of the Company to losses from the Properties
Equity investment in the Properties(1) .......................   $291.0   $177.0
Outstanding Equity capital commitments to the Properties .....    108.2    139.4
Carrying value of mortgages for the Properties ...............     62.8     65.2
Outstanding mortgage commitments to the Properties ...........      5.1      5.1
                                                                 ------   ------

Total Company exposure .......................................   $467.1   $386.7
                                                                 ======   ======
----------
(1) Company exposure data is sourced primarily from the Funds' financial statements, and is presented with three and twelve month delays, as of December 31, 2003 and 2002, respectively, due to the delayed availability of financial statements of the Funds

Other. The Company has investment relationships with a disparate group of entities (Other Entities), which result from the Company's direct investment in their debt and/or equity. This category includes energy investment partnerships, investment funds organized as limited partnerships, and businesses which have undergone debt restructurings and reorganizations. The Company is evaluating whether each is a VIE, and considers it reasonably possible that it may consolidate one or more of the entities them or be required to disclose information about them, as a result of adopting FIN 46R. The Company

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 4 -- Relationships with Variable Interest Entities - (continued)

has made no guarantees to any other parties involved with them, and has no further equity or debt commitments to them. The Company's maximum exposure to loss as a result of its relationships with the Other Entities is limited to its investment in them.

The table below presents summary financial data for the Other Entities, and data relating to the Company's maximum exposure to loss as a result of its relationships with them.

                                                                 December 31,
                                                             ------------------
                                                             2003          2002
                                                             ------------------
                                                               (in millions)
Total size of the Other Entities (1)
Total assets ...........................................     $284.8      $281.8
                                                             ======      ======
     Total debt ........................................      301.7       309.3
     Total other liabilities ...........................       65.3        62.1
                                                             ------      ------
Total liabilities ......................................      367.0       371.4
Total equity(2) ........................................      (82.2)      (89.6)
                                                             ------      ------
Total liabilities and equity ...........................     $284.8      $281.8
                                                             ======      ======
----------
(1) Certain data is reported with up to a one-year delay, due to the delayed availability of financial statements of the Other Entities.
(2) The negative equity results from the inclusion in the table of one of the businesses mentioned above in the table. The business has an accumulated deficit from operations predating the Company's equity investment in it, but it is current on its debt service and is cash flow positive. The total equity shown above has not been adjusted to remove the portion attributable to other shareholders.

                                                                      December 31,
                                                                    ---------------
                                                                    2003       2002
                                                                    ---------------
                                                                     (in millions)
Maximum exposure of the Company to losses from Other Entities (1)
Equity investment in Other Entities .............................   $ 53.1   $ 52.3
Outstanding equity capital commitments to the Other Entities ....      9.0     16.5
Debt investment in Other Entities ...............................    129.1    110.8
                                                                    ------   ------
Total Company exposure ..........................................   $191.2   $179.6
                                                                    ======   ======

----------
(1) The Company's maximum exposure to loss is limited to its investments of equity and debt securities of these entities, which are carried on the Company's financial statements using the equity method of accounting, or at amortized cost, and commitments to provide future equity and debt capital.

Note 5 -- Derivatives and Hedging Instruments

The fair values of derivative instruments classified as assets at December 31, 2003 and 2002 were $765.4 million and $346.9 million, respectively, and appears on the consolidated balance sheet in other assets. The fair values of derivative instruments classified as liabilities at December 31, 2003 and 2002 were $1,700.1 million and $1,399.8 million, respectively, and appear on the consolidated balance sheet in other liabilities. In addition, as a result of the Company's adoption of SFAS No. 133 issue B36, "Embedded Derivatives: Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments" (DIG B36), the Company has recorded as derivatives amounts aggregating $225.6 million as of December 31, 2003 related to participating pension contracts which appear on the consolidated balance sheet in policyholders' funds.

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

For the years ended December 31, 2003 and 2002, the Company recognized net losses of $5.8 million and $19.5 million, respectively, related to the ineffective portion of its fair value hedges, and net losses of $1.5 million and $6.4 million, respectively, related to the portion of the hedging instruments that were excluded from the assessment of hedge effectiveness. Both of these amounts are recorded in net realized investment and other gains and losses.

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

The Company also uses forward starting interest rate swap agreements to hedge the variable cash flows associated with payments that it will make on certain funding agreements issued by the company. Amounts are reclassified from other comprehensive income as a yield adjustment when the payments are made.

For the years ended December 31, 2003 and 2002, the Company recognized gains of $1.8 million and $7.2 million, respectively, related to the ineffective portion of its cash flow hedges. These amounts are recorded in net realized investment and other gains and losses. For the years ended December 31, 2003 and 2002, all of the Company's hedged forecast transactions qualified as cash flow hedges.

For the years ended December 31, 2003 and 2002, a net gain of $2.7 million and a net gain of $0.5 million, respectively, were reclassified from other accumulated comprehensive income to earnings. It is anticipated that approximately $5.2 million will be reclassified from other accumulated comprehensive income to earnings within the next twelve months. The maximum length for which variable cash flows are hedged is 24 years.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 5 -- Derivatives and Hedging Instruments (continued)

For the years ended December 31, 2003 and 2002, none of the Company's cash flow hedges were discontinued because it was probable that the original forecasted transactions would not occur by the end of the originally specified time period documented at inception of the hedging relationship.

The transition adjustment for the adoption of SFAS No. 133, as amended, resulted in an increase in other comprehensive income of $23.0 million (net of tax of $12.3 million) representing the accumulation in other comprehensive income of the effective portion of the Company's cash flow hedges as of January 1, 2001. For the years ended December 31, 2003 and 2002, gains of $28.7 million (net of tax of $15.5 million) and $175.4 million (net of tax of $94.5 million) represented the effective portion of the change in fair value of derivative instruments designated as cash flow hedges were added to accumulated other comprehensive income, resulting in balances of $223.3 million (net of tax of $120.3 million) and $194.5 million (net of tax of $104.8 million), respectively.

Derivatives Not Designated as Hedging Instruments

The Company enters into interest rate swap agreements, cancelable interest rate swap agreements, total return swaps, interest rate futures contracts, credit default swaps, and interest rate cap and floor agreements to manage exposure to interest rates as described above under Fair Value Hedges without designating the derivatives as hedging instruments.

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

In addition to taxes on operations, mutual life insurance companies are charged an equity base tax. The Mutual Company was a mutual life insurance company for the entire year 1999, therefore it was subject to the re-computation of its 1999 equity base tax liability in its 2000 tax return. The equity base tax is determined by application of an industry-based earnings rate to the Mutual Company's average equity base, as defined by the Internal Revenue Code. The industry earnings rate is determined by the Internal Revenue Service (IRS) and is not finalized until the subsequent year. As such the financial statements for the year ended December 31, 2001 include the impact of the final tax return adjustments related to the 1999 equity base tax.

Income before income taxes and cumulative effect of accounting changes includes the following:

                                                            Years Ended December 31,
                                                          2003        2002        2001
                                                         -------------------------------
                                                                 (in millions)

Domestic .............................................   $1,200.7   $  559.5   $  761.8
Foreign ..............................................       14.1        8.0        5.6
                                                         --------   --------   --------
Income before income taxes and cumulative effect of
    accounting changes ...............................   $1,214.8   $  567.5   $  767.4
                                                         ========   ========   ========

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 6 -- Income Taxes - (continued)

The components of income taxes were as follows:

                                                      Years Ended December 31,
                                                    2003       2002        2001
                                                   ----------------------------
                                                          (in millions)
Current taxes:
   Federal ....................................    $163.9     $ 93.4     $ (9.9)
   Foreign ....................................       4.4        2.0        3.1
   State ......................................       4.6        4.6        4.6
                                                   ------     ------     ------
                                                    172.9      100.0       (2.2)
                                                   ------     ------     ------

Deferred taxes:
   Federal ....................................     179.0       14.6      210.5
   Foreign ....................................       0.1        0.7       (0.9)
   State ......................................      (6.7)      (6.7)      (6.7)
                                                   ------     ------     ------
                                                    172.4        8.6      202.9
                                                   ------     ------     ------

   Total income taxes ............................ $345.3     $108.6     $200.7
                                                   ======     ======     ======

A reconciliation of income taxes computed by applying the Federal income tax rate to income before income taxes and the consolidated income tax expense charged to operations follows:

                                                       Years Ended December 31,
                                                      2003      2002       2001
                                                     --------------------------
                                                           (in millions)

Tax at 35% .......................................   $425.2    $198.6    $268.6
Add (deduct):
   Equity base tax ...............................       --        --     (13.4)
   Prior year taxes ..............................      4.7      (2.7)      9.9
   Tax credits ...................................    (50.2)    (36.4)    (28.1)
   Foreign taxes .................................      1.4       2.0       1.3
   Tax exempt investment income ..................    (21.3)    (25.7)    (25.7)
   Lease income ..................................     (9.7)    (25.5)       --
   Other .........................................     (4.8)     (1.7)    (11.9)
                                                     ------    ------    ------

     Total income taxes ..........................   $345.3    $108.6    $200.7
                                                     ======    ======    ======

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 6 -- Income Taxes - (continued)

The significant components of the Company's deferred tax assets and liabilities were as follows:

                                                              December 31,
                                                        2003               2002
                                                       -------------------------
                                                             (in millions)
Deferred tax assets:
   Policy reserve adjustments ......................   $  639.8         $  550.2
   Other employee benefits .........................      174.9            154.5
   Book over tax basis of investments ..............      528.9            329.6
   Dividends payable to policyholders ..............       99.6            135.2
   Interest ........................................       40.2             32.5
                                                       --------         --------
     Total deferred tax assets .....................    1,483.4          1,202.0
                                                       --------         --------

Deferred tax liabilities:
   Deferred policy acquisition costs ...............      925.6            879.4
   Depreciation ....................................       72.3             13.3
   Basis in partnerships ...........................       72.6             65.1
   Market discount on bonds ........................       20.0             18.9
   Pension plan expense ............................       47.5             73.9
   Capitalized charges related to mutual funds .....        3.0             12.7
   Lease income ....................................    1,041.4            772.7
   Unrealized gains ................................      705.1            156.4
   Other ...........................................       29.9             29.9
                                                       --------         --------
     Total deferred tax liabilities ................    2,917.4          2,022.3
                                                       --------         --------

     Net deferred tax liabilities ..................   $1,434.0         $  820.3
                                                       ========         ========

The Company made income tax payments of $147.4 million, $104.9 million and $3.7 million in 2003, 2002 and 2001, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 7 -- Closed Block

As of February 1, 2000, the Company established a closed block for the benefit of certain classes of individual or joint traditional participating whole life insurance policies for which the Company had a dividend scale payable in 1999 and individual term life insurance policies that were in force on February 1, 2000. Assets were allocated to the closed block in an amount that, together with anticipated revenues from policies included in the closed block, was reasonably expected to be sufficient to support such business, including provision for payment of benefits, direct asset acquisition and disposition costs, and taxes, and for continuation of dividend scales payable in 1999, assuming experience underlying such dividend scales continues. Assets allocated to the closed block inure solely to the benefit of the holders of the policies included in the closed block and will not revert to the benefit of the shareholders of the Company. No reallocation, transfer, borrowing, or lending of assets can be made between the closed block and other portions of the Company's general account, any of its separate accounts, or any affiliate of the Company without prior approval of the Massachusetts Division of Insurance.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 7 -- Closed Block - (continued)

The following tables set forth certain summarized financial information relating to the closed block as of the dates indicated:

                                                                                      December 31,
                                                                                  2003           2002
                                                                                -----------------------
                                                                                     (in millions)
Liabilities
Future policy benefits .....................................................    $10,690.6     $10,509.0
Policyholder dividend obligation ...........................................        400.0         288.9
Policyholders' funds .......................................................      1,511.9       1,504.0
Policyholder dividends payable .............................................        413.1         432.3
Other closed block liabilities .............................................         37.4         111.7
                                                                                ---------     ---------
   Total closed block liabilities ..........................................    $13,053.0     $12,845.9
                                                                                ---------     ---------

Assets
Investments
Fixed maturities:
   Held-to-maturity--at amortized cost
     (fair value: 2003--$69.6; 2002--$97.1) ................................    $    66.0     $    86.0
   Available-for-sale--at fair value
     (cost: 2003--$5,847.6; 2002--$5,580.2) ................................      6,271.1       5,823.2
Equity securities:
   Available-for-sale--at fair value
     (cost: 2003--$9.1; 2002--$10.5) .......................................          9.1          12.4
Mortgage loans on real estate ..............................................      1,577.9       1,665.8
Policy loans ...............................................................      1,554.0       1,555.1
Short-term investments .....................................................          1.2          25.2
Other invested assets ......................................................        230.6         212.4
                                                                                ---------     ---------
   Total investments .......................................................      9,709.9       9,380.1

Cash and cash equivalents ..................................................        248.3         244.0
Accrued investment income ..................................................        145.1         156.3
Other closed block assets ..................................................        308.6         327.6
                                                                                ---------     ---------
   Total closed block assets ...............................................    $10,411.9     $10,108.0
                                                                                ---------     ---------

Excess of reported closed block liabilities over assets
   designated to the closed block ..........................................    $ 2,641.1     $ 2,737.9
                                                                                ---------     ---------

Portion of above representing other comprehensive income:
   Unrealized appreciation (depreciation), net of tax of $(148.0)
     million and $(84.0) million at 2003 and 2002,
     respectively ..........................................................        275.3         155.9
   Allocated to the policyholder dividend obligation, net of tax of
     $148.1 million and $88.8 million at 2003 and 2002,
     respectively ..........................................................       (275.1)       (164.9)
                                                                                ---------     ---------
       Total ...............................................................          0.2          (9.0)
                                                                                ---------     ---------

Maximum future earnings to be recognized from closed block
   assets and liabilities ..................................................    $ 2,641.3     $ 2,728.9
                                                                                =========     =========

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 7 -- Closed Block - (continued)

                                                                 December 31,
                                                              2003         2002
                                                              -----------------
                                                                (in millions)
Change in the policyholder dividend obligation:
   Balance at beginning of period ....................        $288.9     $251.2
     Impact on net income before income taxes ........         (57.9)     (70.8)
     Unrealized investment gains (losses) ............         169.0      108.5
                                                              ------     ------

   Balance at end of period ..........................        $400.0     $288.9
                                                              ======     ======

                                                                             Years Ended December 31,
                                                                       2003             2002           2001
                                                                      --------------------------------------
                                                                                   (in millions)
Revenues
   Premiums .....................................................     $  915.7       $  969.9       $  940.0
   Net investment income ........................................        648.2          663.9          667.5
   Net realized investment and other gains (losses),
     net of amounts credited to the policyholder dividend
     obligation of $(58.2) million, $(11.9)million and
     $(17.0) million, respectively ..............................         (4.5)          (5.2)          (3.6)
   Other closed block revenues ..................................         (0.1)           0.1            0.6
                                                                      --------------------------------------
     Total closed block revenues ................................      1,559.3        1,628.7        1,604.5

Benefits and Expenses
   Benefits to policyholders ....................................        982.0        1,057.6          924.4
   Change in the policyholder dividend obligation ...............         (2.4)         (60.2)          54.9
   Other closed block operating costs and expenses ..............         (3.0)          (5.2)          (6.3)
   Dividends to policyholders ...................................        449.5          489.7          474.9
                                                                      --------------------------------------
     Total benefits and expenses ................................      1,426.1        1,481.9        1,447.9
                                                                      --------------------------------------

   Closed block revenues, net of closed block benefits and
     expenses, before income taxes and cumulative
     effect of accounting change ................................        133.2          146.8          156.6
   Income taxes, net of amounts credited to the
     policyholder dividend obligation of $2.1 million,
     $1.3 million and $4.6 million, respectively ................         45.6           50.0           53.0
                                                                      --------------------------------------
     Closed block revenues, net of closed block benefits and
     expenses and income taxes, before cumulative effect
     of accounting change .......................................         87.6           96.8          103.6
                                                                      --------------------------------------
     Cumulative effect of accounting change, net of tax .........           --             --           (1.4)
                                                                      --------------------------------------
     Closed block revenues, net of closed block benefits and
     expenses, income taxes and cumulative effect of
     accounting change ..........................................     $   87.6       $   96.8       $  102.2
                                                                      ======================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 7 -- Closed Block - (continued)

Maximum future earnings from closed block assets and liabilities:

                                                      Years Ended December 31,
                                                      2003              2002
                                                    ---------------------------
                                                           (in millions)
Beginning of period ......................          $2,728.9           $2,825.7
End of period ............................           2,641.3            2,728.9
                                                    --------           --------
   Change during period ..................          $  (87.6)          $  (96.8)
                                                    ========           ========

Note 8--Debt and Line of Credit

Short-term and long-term debt consists of the following:

                                                                         December 31,
                                                                      2003          2002
                                                                     --------------------
                                                                         (in millions)
Short-term debt:
   Current maturities of long-term debt ..........................   $  104.0    $   99.5

Long-term debt:
   Surplus notes, 7.38% maturing in 2024 (1) .....................      447.6       447.4
   Notes payable, interest ranging from 7.31% to 12.0%,
     due in varying amounts to 2009 ..............................      171.3       242.3
                                                                     --------    --------
Total long-term debt .............................................      618.9       689.7

Less current maturities ..........................................     (104.0)      (99.5)
                                                                     --------    --------
Long-term debt ...................................................      514.9       590.2
                                                                     --------    --------

   Total long and short-term debt before fair value adjustments ..      618.9       689.7

Fair value adjustments related to interest rate swaps (1) ........       94.5       113.7
                                                                     --------    --------

Total long and short-term debt after fair value adjustments ......   $  713.4    $  803.4
                                                                     ========    ========

Consumer notes:
   Notes payable, interest ranging from 1.75% to 6.25%
     due in varying amounts to 2032 ..............................   $1,550.4    $  290.2
                                                                     ========    ========

(1) As part of its interest rate management, the Company uses interest rate swaps to convert the interest expense on the Surplus Notes from fixed to variable. Under SFAS No. 133, these swaps are designated as fair value hedges, which results in the carrying value of the notes being adjusted for changes in fair value.

The issuance of Surplus Notes by the Company was approved by the Massachusetts Commissioner of Insurance, and any payments of interest or principal on the Surplus Notes requires the prior approval of the Massachusetts Commissioner of Insurance.

At December 31, 2003, the Company had a committed line of credit through a group of banks including Fleet National Bank, JPMorgan Chase, Citicorp USA, Inc., The Bank of New York, The Bank of Nova Scotia, Fleet Securities, Inc. and JPMorgan Securities, Inc., totaling $1.0 billion, $500.0 million pursuant to a 364-day commitment (renewed effective July 25, 2003) and $500.0 million pursuant to a multi-year facility (renewable in 2005). The banks will commit, when requested, to loan funds at prevailing interest rates as determined in accordance with the line of credit agreement. Under the terms of the agreement, the Company is required to maintain certain minimum levels of net worth and comply with certain other covenants, which were met at December 31, 2003. At December 31, 2003, the Company had no outstanding borrowings under the agreement.

Aggregate maturities of long-term debt are as follows: 2004--$104.0 million; 2005--$28.5 million; 2006--$16.8 million; 2007--$12.7 million; 2008--$1.9 million; and thereafter--$455.0 million.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 8 -- Debt and Line of Credit - (continued)

Interest expense on debt, included in other operating costs and expenses, was $49.6 million, $52.6 million and $59.0 million in 2003, 2002 and 2001, respectively. Interest paid amounted to $46.2 million in 2003, $47.0 million in 2002 and $55.8 million in 2001.

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

Aggregate maturities of consumer notes, gross of unamortized dealer fees, are as follows: 2005--$22.1 million; 2006--$63.5 million; 2007--$99.0 million;
2008--$68.4 million; and thereafter--$1,327.7 million. As of December 31, 2003, there are no maturities of consumer notes in 2004.

Interest expense on consumer notes, included in benefits to policyholders, was $39.0 million and $2.5 million in 2003 and 2002, respectively. No interest expense was incurred in 2001. Interest paid amounted to $29.8 million and $1.4 million in 2003 and 2002. No interest was paid in 2001.

Note 9 -- Sale/Leaseback Transaction and Other Lease Obligations

On March 14, 2003, the Company sold three of its Home Office complex properties to Beacon Capital Partners for $910.0 million. As part of the transaction, the Company entered into a long-term lease of the space it now occupies in those buildings and plans on continuing to use them as its corporate headquarters. As a result of the sale-leaseback transaction, the Company recognized a current realized gain of $271.4 million and a deferred profit of $209.4 million. A capital lease obligation of $90.0 million was recorded for one of the properties, which has a 15 year lease term. The other two properties have operating leases which range from 5 to 12 years. The Company also provided Beacon Capital Partners with a long-term sublease on the Company's parking garage.

The future minimum lease payments by year and in the aggregate, under the capital lease and under noncancelable operating leases and future sublease rental income on the garage are presented below:

                                                                       Noncancelable
                                                           Capital       operating      Sub-lease
                                                            Lease         leases      rental income
                                                           ----------------------------------------
                                                                      (in millions)
2004 ...................................................    $  8.8        $ 36.2          $  1.3
2005 ...................................................       8.8          36.1             1.3
2006 ...................................................       8.8          36.1             1.3
2007 ...................................................       8.8          31.2             1.3
2008 ...................................................       8.8          29.7             1.3
Thereafter .............................................      88.6         130.6            77.2
                                                            ------        ------          ------
Total minimum lease payments ...........................     132.6        $299.9          $ 83.7
                                                                          ======          ======
Amounts representing interest ..........................     (46.3)
                                                            ------
Present value of net minimum lease payments ............      86.3

Current portion of capital lease obligation ............      (8.8)
                                                            ------
    Total ..............................................    $ 77.5
                                                            ======

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 10 -- Minority Interest

Minority interest relates equity interests in a consolidated partnership. For financial reporting purposes, the assets, the liabilities, and earnings of the partnership are consolidated in the Company's financial statements. The minority interest of $5.1 million on the consolidated balance sheets in the equity of the consolidated partnership reflects the original investment by minority shareholders in the consolidated partnership, along with their proportional share of the earnings or losses of this partnership.

Note 11 -- Reinsurance

The effect of reinsurance on life, health, and annuity premiums written and earned was as follows:

                                              2003                         2002                          2001
                                            Premiums                     Premiums                      Premiums
                                     Written        Earned        Written        Earned         Written        Earned
                                     -----------------------------------------------------------------------------------
                                                                       (in millions)

   Direct........................    $ 2,816.3     $ 2,813.5     $  2,570.1    $  2,565.0      $  3,076.8    $  3,080.7
   Assumed.......................        690.5         690.5          469.3         469.3           427.7         427.7
   Ceded.........................     (1,464.6)     (1,464.6)      (1,050.1)     (1,050.1)       (1,156.5)     (1,156.5)
                                     ------------------------  ----------------------------  ---------------------------
     Net life, health and
     annuity premiums............    $ 2,042.2     $ 2,039.4     $  1,989.3    $  1,984.2      $  2,348.0    $  2,351.9
                                     ========================  ============================  ===========================

For the years ended December 31, 2003, 2002 and 2001, benefits to policyholders under life, health and annuity ceded reinsurance contracts were $474.6 million, $645.9 million and $552.7 million, respectively.

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

Through the Company's group health insurance operations, the Company entered into a number of reinsurance arrangements in respect to personal accident insurance and the occupational accident component of workers compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, the Company both assumed risks as a reinsurer, and also passed 95% of these risks on to other companies. This business had originally been reinsured by a number of different companies, and has become the subject of widespread disputes. The disputes concern the placement of the business with reinsurers and recovery of the reinsurance. The Company is engaged in disputes, including a number of legal proceedings, in respect to this business. The risk to the Company is that other companies that reinsured the business from the Company may seek to avoid their reinsurance obligations. However, the Company believes that it has a reasonable legal position in this matter. During the fourth quarter of 1999 and early 2000, the Company received additional information about its exposure to losses under the various reinsurance programs. As a result of this additional information and in connection with global settlement discussions initiated in late 1999 with other parties involved in the reinsurance programs, during the fourth quarter of 1999 the Company recognized a charge for uncollectible reinsurance of $133.7 million, after tax, as its best estimate of its remaining loss exposure. The Company believes that any exposure to loss from this issue, in addition to amounts already provided for as of December 31, 2003, would not be material.

Reinsurance ceded contracts do not relieve the Company from its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet its obligations for reinsurance ceded to it under the reinsurance agreements. Failure of the reinsurers to honor their obligations could result in losses to the Company; consequently, estimates are established for amounts deemed or estimated to be uncollectible. To minimize its exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentration of credit risk arising from similar characteristics among the reinsurers.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 12 -- Pension Benefit Plans and Other Postretirement Benefit Plans

The Company provides pension benefits to substantially all employees and general agency personnel. These benefits are provided through both funded qualified and unfunded non-qualified defined benefit and qualified defined contribution pension plans. Through the non-qualified defined benefit plans, the Company provides supplemental pension benefits to employees with salaries and/or pension benefits in excess of the qualified plan limits under applicable law. Prior to 2002, pension benefits under the defined benefit plans were based on years of service and final average compensation (generally during the three years prior to retirement). In 2001, the defined benefit pension plans were amended to a cash balance basis under which benefits are based on career average compensation. Under grandfathering rules, employees within 5 years of early retirement eligibility or employees over age 40 and with at least 10 years of service will receive pension benefits based on the greater of the benefit from the cash balance basis or the prior final average salary basis. This amendment became effective on January 1, 2002.

Benefits related to the defined benefit pension plans paid to employees and retirees were $167.7 million in 2003, $161.0 million in 2002 and $127.1 million in 2001.

The Company uses a December 31 measurement date.

Defined contribution plans include the Investment Incentive Plan and the Savings and Investment Plan. The expense for defined contribution plans was $9.6 million, $10.4 million, and $10.6 million in 2003, 2002 and 2001, respectively.

In addition to the Company defined benefit pension plans, the Company has employee welfare plans for medical and life insurance covering most of its retired employees and general agency personnel. Substantially all employees may become eligible for these benefits if they reach certain age and service requirements while employed by the Company. The postretirement health care coverage is contributory based for post January 1, 1992 non-union retirees. A small portion of pre-January 1, 1992 non-union retirees also contribute. The applicable contributions are based on the number of years of service. Dental insurance is provided to eligible pre-January 1, 1992 retired employees.

On December 8, 2003, President Bush signed into law a bill that expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. The company anticipates that the benefits it pays after 2006 will be lower as a result of the new Medicare provisions; however, the retiree medical obligations and costs reported do not reflect the impact of this legislation. Deferring the recognition of the new Medicare provisions' impact is permitted by Financial Accounting Standards Board Staff Position 106-1 due to open questions about some of the new Medicare provisions and a lack of authoritative accounting guidance about certain matters. The final accounting guidance could require changes to previously reported information.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 12 -- Pension Benefit Plans and Other Postretirement Benefit Plans - (continued)

Obligations and Funded Status:

                                                                           Years Ended December 31,
                                                    ------------------------------------------------------------------------
                                                           2003             2002               2003             2002
                                                    ------------------------------------------------------------------------
                                                                                 (in millions)
                                                                                               Other Postretirement
                                                             Pension Benefits                        Benefits
Change in benefit obligation:
   Benefit obligation at beginning of year.........       $2,029.3          $1,933.1          $ 584.3           $ 441.4
   Service cost....................................           25.8              27.8              1.5               4.0
   Interest cost...................................          130.5             133.9             35.3              33.5
   Amendments......................................             --               9.9            (54.3)               --
   Actuarial loss..................................          156.9              91.9             93.3             143.9
   Benefits paid...................................         (167.7)           (161.0)           (43.9)            (37.4)
   Curtailment.....................................           --                (6.3)            (0.8)             (1.1)
                                                    ------------------------------------  ----------------------------------
   Benefit obligation at end of year...............        2,174.8           2,029.3            615.4             584.3
                                                    ------------------------------------  ----------------------------------

Change in plan assets:
   Fair value of plan assets at beginning
     of year.......................................        1,861.0           2,196.9            204.2             245.7
   Actual return on plan assets....................          393.4            (201.5)            44.8             (25.5)
   Employer contribution...........................           14.5              26.6             32.0              21.4
   Employee contribution...........................             --                --              4.2               3.9
   Benefits paid...................................         (167.7)           (161.0)           (48.2)            (41.3)
                                                    ------------------------------------  ----------------------------------
   Fair value of plan assets at end of year........        2,101.2           1,861.0            237.0             204.2
                                                    ------------------------------------  ----------------------------------

Funded status......................................          (73.6)           (168.3)          (378.4)           (380.1)
Unrecognized actuarial loss........................          401.1             511.5            157.1              98.8
Unrecognized prior service cost....................           55.3              67.9            (81.2)            (42.3)
Unrecognized net transition asset..................             --               0.1               --                --
                                                    ------------------------------------  ----------------------------------
Prepaid (accrued) benefit cost, net................       $  382.8          $  411.2          $(302.5)          $(323.6)
                                                    ====================================  ==================================

Amounts recognized in the consolidated
  balance sheets:
     Prepaid benefit cost..........................         $569.4          $  581.7
     Accrued benefit liability including minimum
       liability...................................         (317.0)           (275.1)
     Intangible asset..............................            0.1               0.1
     Accumulated other comprehensive
       income......................................          130.3             104.5
                                                    ------------------------------------
Net amount recognized..............................       $  382.8          $  411.2
                                                    ====================================

The accumulated benefit obligations for all defined benefit pension plans was $2,076.5 million and $1,897.2 million at December 31, 2003 and 2002, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 12 -- Pension Benefits Plans and Other Postretirement Benefit Plans - (continued)

Information for pension plans with accumulated benefit obligations in excess of plan assets:

                                                      Years Ended December 31,
                                                     --------------------------
                                                      2003                2002
                                                      ----                ----
                                                           (in millions)
Projected benefit obligation.....................     $337.2           $301.9
Accumulated benefit obligation...................      317.9            280.2
Fair value of plan assets........................        0.9              5.1

Components of Net Periodic Benefit cost:

                                                                         Years Ended December 31,
                                                            -------------------------------------------------
                                                             2003          2002          2003          2002
                                                             ----          ----          ----          ----
                                                                            (in millions)
                                                            -------------------------------------------------
                                                                                       Other Postretirement
                                                              Pension Benefits               Benefits
                                                            ------------------------------------------------
Service cost ........................................       $  25.9       $  27.8       $  1.6        $  4.0
Interest cost .......................................         130.5         133.9         35.3          33.5
Expected return on plan assets ......................        (155.8)       (201.5)       (17.4)        (22.8)
Amortization of transition asset ....................           0.1           0.1           --            --
Amortization of prior service cost ..................           7.4           7.0         (6.6)         (3.2)
Recognized actuarial gain (loss) ....................          29.7           7.6          6.9          (1.9)
                                                            ---------------------       --------------------
Net periodic benefit (credit) cost ..................       $  37.8       $ (25.1)      $ 19.8        $  9.6
                                                            =====================       ====================

Additional Information:

                                                                      Years Ended December 31,
                                                          2003      2002                2003     2002
                                                          ----      ----                ----     ----
                                                                          (in millions)
                                                        ---------------------------------------------------
                                                                                     Other Postretirement
                                                           Pension Benefits                Benefits
                                                        ---------------------------------------------------
Increase in minimum liabilities included in
 other comprehensive income..........................       $25.8    $41.2               N/A      N/A

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 12 -- Pension Benefits Plans and Other Postretirement Benefit Plans - (continued)

Assumptions:

Weighted-average assumptions used to determine benefit obligation:

                                                                Years Ended December 31,
                                                         2003         2002        2003      2002
                                                                      (in millions)
                                                       ---------------------------------------------
                                                                               Other Postretirement
                                                          Pension Benefits          Benefits
                                                       ---------------------------------------------
Discount rate .......................................    6.25%        6.75%      6.25%      6.75%
Rate of compensation increase .......................    3.00%        3.50%       N/A        N/A
Health care trend rate for following year ...........                           11.00%     10.00%
Ultimate trend rate .................................                            5.25%      5.25%
Year ultimate rate reached ..........................                            2010       2008

Weighted-average assumptions used to determine net periodic benefit cost:

                                                               Years Ended December 31,
                                                        2003         2002        2003      2002
                                                        ----         ----        ----      ----
                                                                      (in millions)
                                                       ---------------------------------------------
                                                                              Other Postretirement
                                                         Pension Benefits           Benefits
                                                       ---------------------------------------------
Discount rate .......................................   6.75%        7.25%      6.75%      7.25%
Expected long-term return on plan assets ............   8.75%        9.50%      8.75%      9.50%
Rate of compensation increase .......................   3.50%        4.25%       N/A        N/A
Health care trend rate for following year ...........                          10.00%      8.00%
Ultimate trend rate .................................                           5.25%      5.25%
Year ultimate rate reached ..........................                           2008       2006

The Company generally determines the assumed long-term rate of return on plan assets based on the rate expected to be earned for plan assets. The asset mix based on the long-term investment policy and range of target allocation percentages of the plans and the Capital Asset Pricing Model are used as part of that determination. Current conditions and published commentary/guidance from SEC staff suggestions are also considered.

Assumed health care cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                                                1-Percentage       1-Percentage
                                                                               Point Increase     Point Decrease
                                                                             --------------------------------------
                                                                                         (in millions)
Effect on total service and interest costs in 2003.........................         $ 3.2             $ (2.9)
Effect on postretirement benefit obligations as of December 31, 2003.......          46.2              (43.1)

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 12 -- Pension Benefits Plans and Other Postretirement Benefit Plans - (continued)

Plan Assets

The Company's weighted-average asset allocations for its plans at December 31, 2003 and 2002, by asset category are as follows:

                                                             Pension
                                                           Plan Assets
                                                         at December 31,
                                                  ------------------------------
                                                      2003            2002
                                                  ------------------------------
Asset Category
Equity securities..............................         69%              64%
Fixed maturity securities......................         24%              27%
Real estate....................................          2%               4%
Other..........................................          5%               5%
                                                  -------------   --------------
         Total.................................        100%             100%
                                                  =============   ==============

The target allocation for assets of the Company's pension plans is summarized below for major assets categories.

Asset Category
Equity securities..............................            50%-80%
Fixed maturity securities......................            25%-35%
Real estate....................................             1%-5%
Other..........................................            --%-18%

The plans do not own any of the Company's common stock at December 31, 2003 and 2002.

Other postretirement benefit plan weighted-average asset allocations at December 31, 2003 and 2002, by asset category are as follows:

                                                Other Postretirement Benefits
                                                         Plan Assets
                                                       at December 31,
                                                ------------------------------
                                                    2003            2002
                                                ------------------------------
Asset Category
Equity securities ........................            61%              58%
Fixed maturity securities ................            38%              41%
Real estate ..............................            --%              --%
Other ....................................             1%               1%
                                                -------------   --------------
         Total ...........................           100%             100%
                                                =============   ==============

Plan assets for other post retirement benefits for non-union employees are comprised of an irrevocable health insurance contract and a 401(h) account under the pension plan. The plan assets for other postretirement benefits for other employees are held in a 401(h) account under the pension plan. The plan assets underlying the insurance contract have target allocations of approximately 60% equity securities and 40% fixed maturity securities. The plan assets in the 401(h) account of the pension have target allocations identified to the target allocations shown above for assets in the pension benefits account.

Cash Flows

Contributions. The Company's funding policy for its qualified defined benefit plans is to contribute annually an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (ERISA) and other applicable laws, and, generally, not greater than the maximum amount that can be deducted for Federal income tax purposes. In 2003, there were no contributions made to these qualified plans. In 2002, $3.0 million was contributed to these qualified plans. Of the $3.0 million contributed in 2002, $3.0 million was contributed to only one plan to ensure that the

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 12 -- Pension Benefit Plans and Other Postretirement Benefit Plans - (continued)

plan's assets continued to exceed the plan's Accumulated Benefit Obligation. This contribution is not deductible for 2002 but was deductible in 2003. The funding policy for its non-qualified defined benefit plans is to contribute the amount of the benefit payments made during the year. In 2003 and 2002, $14.5 million and $23.5 million, respectively, were contributed to the non-qualified plans. The Company expects to contribute approximately $2 million to its qualified pension plans in 2004 and approximately $25 million to its non-qualified pension plans in 2004.

The Company's policy is to fund its other post retirement benefits in amounts at or below the annual tax qualified limits.

The Company expects to contribute approximately $50 million to its other post retirement benefit plans in 2004.

The information that follows shows supplemental information for the Company's defined benefit pension plans. Certain key summary data is shown separately for qualified plans and non-qualified plans.

Obligations and Funded Status:

                                                                                      Years Ended December 31,
                                                               --------------------------------------------------------------------
                                                                             2003                               2002
                                                               ---------------------------------  ---------------------------------
                                                                                          (in millions)
                                                               Qualified  Nonqualified             Qualified  Nonqualified
                                                                 Plans       Plans       Total       Plans        Plans      Total
                                                               ---------------------------------  ---------------------------------
Benefit obligation at the end of year ......................   $1,837.7    $  337.1    $2,174.8    $1,727.4    $  301.9    $2,029.3
Fair value of plan assets at end of year ...................    2,100.3         0.9     2,101.2     1,855.8         5.2     1,861.0
                                                               ---------------------------------  ---------------------------------
Funded status (assets less obligations) ....................      262.6      (336.2)      (73.6)      128.4      (296.7)     (168.3)
Unrecognized net actuarial loss ............................      240.9       160.2       401.1       374.7       136.8       511.5
Unrecognized prior service cost ............................       65.9       (10.6)       55.3        78.6       (10.7)       67.9
Unrecognized transition liability ..........................         --          --          --          --         0.1         0.1
                                                               ---------------------------------  ---------------------------------
Prepaid (accrued) benefit cost .............................   $  569.4    $ (186.6)   $  382.8    $  581.7    $ (170.5)   $  411.2
                                                               =================================  =================================

Amounts recognized in the consolidated balance sheets:
Prepaid benefit cost .......................................   $  569.4          --    $  569.4    $  581.7          --    $  581.7
Accrued benefit liability including
   minimum liability .......................................         --    $ (317.0)     (317.0)         --    $ (275.1)     (275.1)
Intangible asset ...........................................         --         0.1         0.1          --         0.1         0.1
Accumulated other comprehensive income .....................         --       130.3       130.3          --       104.5       104.5
                                                               ---------------------------------  ---------------------------------
Net amount recognized ......................................   $  569.4    $ (186.6)   $  382.8    $  581.7    $ (170.5)   $  411.2
                                                               =================================  =================================

Components of net periodic benefit cost:

Service cost ...............................................   $   24.1    $    1.8    $   25.9    $   26.1    $    1.7    $   27.8
Interest cost ..............................................      111.0        19.5       130.5       115.9        18.0       133.9
Expected return on plan assets .............................     (155.6)       (0.2)     (155.8)     (201.3)       (0.2)     (201.5)
Amortization of transition asset ...........................         --         0.1         0.1          --         0.1         0.1
Amortization of prior service cost .........................        7.5        (0.1)        7.4         6.5         0.5         7.0
Recognized actuarial gain ..................................       20.1         9.6        29.7         1.5         6.1         7.6
                                                               ---------------------------------  ---------------------------------
Net periodic benefit (credit) cost .........................   $    7.1    $   30.7    $   37.8    $  (51.3)   $   26.2    $  (25.1)
                                                               =================================  =================================

Note 13 -- Commitments, Guarantees and Contingencies

Commitments. The Company has extended commitments to purchase fixed maturity investments, preferred and common stock, other invested assets and to issue mortgage loans on real estate totaling $482.6 million, $182.0 million, $800.8 million and $646.5 million, respectively, at December 31, 2003. If funded, loans related to real estate mortgages would be fully collateralized by the mortgaged properties. The Company monitors the creditworthiness of borrowers under long-term

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 13 -- Commitments, Guarantees and Contingencies - (continued)

bond commitments and requires collateral as deemed necessary. The estimated fair values of the commitments described above aggregate $2.2 billion at December 31, 2003. The majority of these commitments expire in 2004.

Guarantees. In the course of business the Company enters into guarantees which vary in nature and purpose and which are accounted for and disclosed under accounting principles generally accepted in the U.S, specific to the insurance industry. The following guarantee falls outside the scope of insurance accounting and is disclosed pursuant to FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others".

      o The Company guarantees certain mortgage securitizations transactions the Company entered into with FNMA and FHLMC. These guarantees will persist until the pool of mortgages are paid off in full by the mortgagees. The Company must perform under these guarantees where the mortgagees fail to repay their mortgages. The maximum amount of future payments the Company may be required to make pursuant to the guarantees is up to 12.25% of the total principal and interest for FNMA securitization, or $13.2 million, and up to 10.50% of total principal and interest for the FHLMC securitization, or $14.6 million at December 31, 2003.

Contingencies

Class Action. During 1997, the Company entered into a court-approved settlement relating to a class action lawsuit involving certain individual life insurance policies sold from 1979 through 1996. In entering into the settlement, the Company specifically denied any wrongdoing. The total reserve held in connection with the settlement to provide for relief to class members and for legal and administrative costs associated with the settlement amounted to $3.2 million and $11.9 million at December 31, 2003 and 2002, respectively. The Company incurred no costs related to the settlement in 2003 or 2002. Costs incurred related to the settlement were $30.0 million in 2001. The estimated reserve is based on a number of factors, including the estimated cost per claim and the estimated costs to administer the claims.

Administration of the ADR component of the settlement is substantially complete. Although some uncertainty remains as to the cost of the remaining claims in the final phase (i.e., arbitration) of the ADR process, it is expected that the final cost of the settlement will not differ materially from the amounts presently provided for by the Company.

Harris Trust. Beginning in 1983, the Company became involved in complex litigation known as Harris Trust and Savings Bank, as Trustee of Sperry Master Retirement Trust No. 2 v. John Hancock Mutual Life Insurance Company (S.D.N.Y. Civ. 83-5491). After successive appeals to the Second Circuit and to the U.S. Supreme Court, the case was remanded to the District Court and tried by a Federal District Court judge in 1997. The judge issued an opinion in November 2000.

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

The action has been dismissed and the settlement consummated as of December 11, 2003. The settlement costs were paid in 2003.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 13 -- Commitments, Guarantees and Contingencies - (continued)

Other

In the normal course of its business operations, the Company is involved with litigation from time to time with claimants, beneficiaries and others, and a number of litigation matters were pending as of December 31, 2003. It is the opinion of management, after consultation with counsel, that the ultimate liability with respect to these claims, if any, will not materially affect the financial position or results of operations of the Company.

Note 14 -- Shareholder's Equity

Common Stock

The Company has one class of capital stock, common stock ($10,000 par value, 1,000 shares authorized and outstanding). All of the outstanding common stock of the Company is owned by JHFS, the parent.

Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

                                                                         Net
                                                                     Accumulated     Foreign                  Accumulated
                                                          Net        Gain (Loss)     Currency     Minimum        Other
                                                       Unrealized      on Cash     Translation    Pension    Comprehensive
                                                     Gains (Losses)  Flow Hedges    Adjustment   Liability       Income
                                                     -----------------------------------------------------------------------
                                                                                  (in millions)
Balance at December 31, 2000 ......................     $123.7          --          $ (4.0)       $(53.0)         $ 66.7
Gross unrealized gains (losses) (net of
   deferred income tax benefit of $49.1 million) ..      (88.3)         --              --            --           (88.3)
Reclassification adjustment for gains
   (losses), realized in net income (net of
   tax expense of $80.8 million) ..................      150.1          --              --            --           150.1
Adjustment for participating group annuity
   contracts (net of deferred income tax
   benefit of $5.1 million) .......................       (9.5)         --              --            --            (9.5)
Adjustment for deferred policy acquisition
   costs and present value of future profits
   (net of deferred income tax benefit of
   $25.8 million) .................................      (47.8)         --              --            --           (47.8)
Adjustment for policyholder dividend obligation
   (net of deferred income tax benefit of
   $46.1 million) .................................      (85.6)         --              --            --           (85.6)
                                                     ----------------------------------------------------------------------
   Net unrealized gains (losses) ..................      (81.1)                         --            --           (81.1)
   Foreign currency translation adjustment ........         --          --             1.0            --             1.0
Minimum pension liability (net of deferred
   income tax expense of $8.2 million) ............         --          --              --          15.2            15.2
Net accumulated gains (losses) on cash
   flow hedges (net of tax benefit of
   $2.1 million) ..................................         --        (3.8)             --            --            (3.8)
Change in accounting principle (net of
   income tax expense of $122.6 million) ..........      204.7        22.9              --            --           227.6
                                                     ----------------------------------------------------------------------
Balance at December 31, 2001 ......................     $247.3      $ 19.1          $ (3.0)       $(37.8)         $225.6
                                                     ----------------------------------------------------------------------

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 14 -- Shareholder's Equity - (continued)

                                                                          Net
                                                                      Accumulated     Foreign                  Accumulated
                                                            Net       Gain (Loss)     Currency     Minimum        Other
                                                         Unrealized     on Cash     Translation    Pension    Comprehensive
                                                       Gains (Losses) Flow Hedges    Adjustment   Liability       Income
                                                       --------------------------------------------------------------------
                                                                                 (in millions)
Balance at December 31, 2001 .........................   $  247.3      $   19.1     $   (3.0)     $  (37.8)       $  225.6
Gross unrealized gains (losses) (net of
   deferred income tax expense of $32.1 million) .....       87.2            --           --            --            87.2
Reclassification adjustment for gains
   (losses), realized in net income (net of
   income tax expense of $61.6 million) ..............      114.4            --           --            --           114.4
Adjustment for participating group annuity
   contracts (net of deferred income tax
   benefit of $14.6 million) .........................      (27.2)           --           --            --           (27.2)
Adjustment for deferred policy acquisition
   costs and present value of future profits
   (net of deferred income tax benefit of
   $20.5 million) ....................................      (38.0)           --           --            --           (38.0)
Adjustment for policyholder dividend obligation --
   (net of deferred income tax benefit of
   $38.0 million) ....................................      (70.7)           --           --            --           (70.7)
                                                         -----------------------------------------------------------------
Net unrealized gains (losses) ........................       65.7            --           --            --            65.7
Foreign currency translation adjustment ..............         --            --           --            --              --
Minimum pension liability (net of deferred
   income tax benefit of $13.2 million) ..............         --            --           --         (24.4)          (24.4)
Net accumulated gains (losses) on cash
   flow hedges (net of income tax expense of
   $94.5 million) ....................................         --         175.3           --            --           175.3
                                                         -----------------------------------------------------------------
Balance at December 31, 2002 .........................   $  313.0      $  194.4     $   (3.0)     $  (62.2)       $  442.2
                                                         =================================================================

Gross unrealized gains (losses) (net of
   deferred income tax expense of $504.6 million) ....   $  937.7            --           --            --        $  937.7
Reclassification adjustment for gains
   (losses), realized in net income (net of
   income tax expense of $130.6 million) .............      242.5            --           --            --           242.5
Adjustment for participating group annuity
   contracts (net of deferred income tax
   benefit of $22.0 million) .........................      (40.9)           --           --            --           (40.9)
Adjustment for deferred policy acquisition
   Costs and present value of future profits
   (net of deferred income tax benefit of
   $59.1 million) ....................................     (109.8)           --           --            --          (109.8)
Adjustment for policyholder dividend obligation
   (net of deferred income tax benefit of
   $59.2 million) ....................................     (109.8)           --           --            --          (109.8)
Change in accounting principle (net of income
   tax expense of $53.8 million) .....................       99.9            --           --            --            99.9
                                                         -----------------------------------------------------------------
Net unrealized gains (losses) ........................    1,019.6            --           --            --         1,019.6
Foreign currency translation adjustment ..............         --            --         (0.1)           --            (0.1)
Minimum pension liability (net of deferred
   income tax benefit of $8.5 million) ...............         --            --           --         (15.8)          (15.8)
Net accumulated gains (losses) on cash
   flow hedges (net of income tax expense of
   $17.1 million) ....................................         --          31.7           --            --            31.7
                                                         -----------------------------------------------------------------
Balance at December 31, 2003 .........................   $1,332.6      $  226.1     $   (3.1)     $  (78.0)       $1,477.6
                                                         =================================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 14 -- Shareholder's Equity - (continued)

Net unrealized investment and other gains (losses), included in the consolidated balance sheets as a component of shareholder's equity, are summarized as follows:

                                                                                 For the Years Ended December 31,
                                                                               2003            2002           2001
                                                                              -------------------------------------
                                                                                          (in millions)
Balance, end of year comprises:
   Unrealized investment gains (losses) on:
     Fixed maturities ....................................................    $ 2,574.4     $   839.8     $   294.1
     Equity investments ..................................................         83.1          42.1         129.2
     Derivatives and other ...............................................         81.5          41.7         205.0
                                                                              -------------------------------------
Total ....................................................................      2,739.0         923.6         628.3

Amounts of unrealized investment (gains) losses attributable to:
     Participating group annuity contracts ...............................           --         (90.8)        (49.0)
     Deferred policy acquisition costs and
       present value of future profits ...................................       (278.4)       (109.5)        (51.0)
     Policyholder dividend obligation ....................................       (422.9)       (253.9)       (145.2)
     Deferred Federal income taxes .......................................       (705.1)       (156.4)       (135.8)
                                                                              -------------------------------------
Total ....................................................................     (1,406.4)       (610.6)       (381.0)
                                                                              -------------------------------------

Net unrealized investment gains ..........................................    $ 1,332.6     $   313.0     $   247.3
                                                                              =====================================

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

From time to time the Company has requested permission from the Commonwealth of Massachusetts Division of Insurance for a permitted accounting practice. The Company currently has four permitted practices which relate to 1) an admitted asset for the pension plan prepaid expense, 2) an admitted asset for the start-up and launch costs due from the experience fund of the Federal Long-Term Care Program, 3) an admitted asset for an after-tax ceding commission in the acquisition of the fixed universal life insurance business of Allmerica Financial and 4) the Company is allowed to carry the administrative rating symbol of Z for a selected group of securities.

Prior to 2001, the Division had provided the Company approval to recognize as an admitted asset the prepaid pension expense in respect to the Company's pension plan. Beginning in 2001, the Division has provided the Company with approval to phase-in over a three-year period the impact of implementing the material provisions of SSAP No. 8, Pensions. As a result of this permitted practice, the Company's reported capital and surplus for the 2003 and 2002 reporting period was increased by $0 and $159.7 million, respectively.

During 2002, the Company received permission from the Division to record an admitted asset for the Federal Long-Term Care Program start-up and launch costs due from its experience fund of $19.3 million at December 31, 2002. As a result of this permitted practice, the Company's reported capital and surplus for the 2002 reporting period was increased by $19.3 million. There was no permitted practice for this item in 2003 thus no admitted asset for start-up and launch costs in 2003.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 14 -- Shareholder's Equity - (continued)

On December 31, 2002, the Company entered into indemnity coinsurance agreements, under which it assumed 100% of the liabilities for the fixed universal life insurance blocks of Allmerica Financial Life Insurance and Annuity Company and First Allmerica Financial Life Insurance Company. The Division provided the Company approval to record the after-tax ceding commission of $51.1 million and $60.5 million on the purchase as goodwill at December 31, 2003 and 2002, respectively. This amount will be amortized over a ten year period. The impact on net income was an amortization expense of $9.3 million in 2003. There was no amortization expense in 2002. As a result of this permitted practice, the Company's reported capital and surplus for the 2003 and 2002 reporting periods was increased by $51.1 million and $60.5 million, respectively.

      The Company received permission from the Division to continue carrying the administrative rating symbol of Z for a selected group of securities at December 31, 2003. As of March 4, 2004, 89% of the outstanding principle balance of these securities have been rated by the Securities Valuation Office (SVO), and the remaining securities have a high probability of being rated in the first quarter of 2004. As a result of this permitted practice, the Company's reported capital and surplus increased by less than 2%.

There are no other material permitted practices.

Statutory net income and surplus in the table below include the accounts of the John Hancock Life Insurance Company.

                                       As of or for the Years Ended December 31
                                          2003          2002         2001
                                         ----------------------------------
                                                    (in millions)
Statutory net income ...............     $  441.7     $  210.4     $  631.4

Statutory surplus ..................     $3,789.9     $3,524.1     $3,513.6

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

Note 15 -- Segment Information

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 15 -- Segment Information - (continued)

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

Corporate and Other Segment. Primarily consists of the Company's International Group Program, certain corporate operations, and non-core businesses, those that are either disposed or in run-off. The International Group Program consists of an international network of insurers that coordinate and/or reinsure group life, health, disability and pension coverage for foreign and globally mobile employees of multinational companies. Corporate operations primarily include certain financing activities, income on capital not specifically allocated to the reporting segments and certain non-recurring expenses not allocated to the segments. The non-core disposed businesses primarily consist of group health insurance and related group life insurance, property and casualty insurance and selected broker/dealer operations.

The accounting policies of the segments are the same as those described in Note 1 - Summary of Significant Accounting Policies. Allocations of net investment income are based on the amount of assets allocated to each segment. Other costs and operating expenses are allocated to each segment based on a review of the nature of such costs, cost allocations utilizing time studies, and other relevant allocation methodologies.

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

(iii) during 2002 and 2001restructuring costs related to reducing staff in the home office and terminating certain operations outside the home office;

(iv) the 2001 surplus tax applicable to mutual life insurance companies which are no longer applicable to the Company;

(v)   cumulative effect of accounting changes.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 15 -- Segment Information - (continued)

The following table summarizes selected financial information by segment for the year ended or as of December 31 and reconciles segment revenues and segment after-tax operating income to amounts reported in the consolidated statements of income (in millions):

                                                                         Asset                 Investment   Corporate
2003                                                    Protection    Gathering      G&SFP     Management   and Other  Consolidated
                                                        --------------------------------------------------------------------------
Revenues:
   Revenues from external customers .................   $ 2,027.6    $   543.1    $    63.1    $   102.8    $   723.4    $ 3,460.0
   Net investment income ............................     1,421.7        710.1      1,676.7         17.1        (26.2)     3,799.4
   Inter-segment revenues ...........................          --          1.2          0.4         25.1        (26.7)          --
                                                        --------------------------------------------------------------------------
   Segment revenues .................................     3,449.3      1,254.4      1,740.2        145.0        670.5      7,259.4
   Net realized investment and other
     gains (losses) .................................       (32.0)       (47.0)      (215.3)        (0.9)       341.9         46.7
                                                        --------------------------------------------------------------------------
   Revenues .........................................   $ 3,417.3    $ 1,207.4    $ 1,524.9    $   144.1    $ 1,012.4    $ 7,306.1
                                                        ==========================================================================
Net Income:
   Segment after-tax operating income ...............   $   371.8    $   194.3    $   287.4    $    29.8    $   (44.6)   $   838.7
   Net realized investment gains (losses) ...........       (20.9)       (30.2)      (133.2)        (0.5)       215.6         30.8
   Cumulative effect of accounting
     change, net of tax .............................       (42.2)        (4.5)      (232.3)          --           --       (279.0)
                                                        --------------------------------------------------------------------------
   Net income .......................................   $   308.7    $   159.6    $   (78.1)   $    29.3    $   171.0    $   590.5
                                                        ==========================================================================
Supplemental Information:
   Equity in net income of investees
     accounted for by the equity method .............   $    31.0    $    16.9    $    57.9    $     4.4    $    28.1    $   138.3
   Carrying value of investments accounted
     for under the  equity method ...................       410.2        249.2        586.1         13.1        686.0      1,944.6
   Amortization of deferred policy
     acquisition costs ..............................       184.7        111.4          2.3           --         (0.1)       298.3
   Interest expense .................................         0.2           --           --          6.1         43.3         49.6
   Income tax expense ...............................       174.3         74.4         52.1         17.8         26.7        345.3
   Segment assets ...................................    36,640.7     18,721.5     35,667.1      2,287.8      2,631.2     95,948.3
Net Realized Investment and other Gains
(Losses) Data:
   Net realized investment and other gains
     (losses) .......................................   $   (97.9)   $   (33.5)   $  (218.7)   $    10.6    $   341.9    $     2.4
   Less amortization of deferred policy
     acquisition costs related to net
     realized investment and other gains
     (losses) .......................................         7.4        (13.5)          --           --           --         (6.1)
   Less amounts credited to participating
     pension contractholder accounts ................          --           --          3.4           --           --          3.4
   Add amounts credited to the policyholder
     dividend obligation ............................        58.5           --           --           --           --         58.5
                                                        --------------------------------------------------------------------------
   Net realized investment and other gains
     (losses), net of related amortization of
     deferred policy acquisition costs, amounts
     credited to participating pension
     contractholders and amounts credited to
     the policyholder dividend obligation --
     per the consolidated financial statements ......       (32.0)       (47.0)      (215.3)        10.6        341.9         58.2
   Less net realized investment and other
     (gains) losses attributable to
     mortgage securitizations .......................          --           --           --        (11.5)          --        (11.5)
                                                        --------------------------------------------------------------------------
   Net realized investment and other gains
     (losses), net-pre-tax adjustment made
     to calculate segment operating income ..........       (32.0)       (47.0)      (215.3)        (0.9)       341.9         46.7
   Less income tax effect ...........................        11.1         16.8         82.1          0.4       (126.3)       (15.9)
                                                        --------------------------------------------------------------------------
   Net realized investment and other gains
     (losses), net-after-tax adjustment made
     to calculate segment operating income ..........   $   (20.9)   $   (30.2)   $  (133.2)   $    (0.5)   $   215.6    $    30.8
                                                        ==========================================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 15 -- Segment Information - (continued)

                                                                 Asset                  Investment   Corporate
2002                                              Protection   Gathering      G&SFP     Management   and Other  Consolidated
                                                  --------------------------------------------------------------------------
Revenues:
   Revenues from external customers ...........   $ 1,949.2    $   571.0    $    64.5    $    76.0    $   702.5    $ 3,363.2
   Net investment income ......................     1,310.7        575.7      1,703.9         15.1        (24.4)     3,581.0
   Inter-segment revenues .....................          --          1.1           --         33.5        (34.6)          --
                                                  --------------------------------------------------------------------------
   Segment revenues ...........................     3,259.9      1,147.8      1,768.4        124.6        643.5      6,944.2
   Net realized investment and other
      gains (losses) ..........................       (66.0)       (42.5)      (313.8)         0.4        (29.5)      (451.4)
                                                  --------------------------------------------------------------------------
   Revenues ...................................   $ 3,193.9    $ 1,105.3    $ 1,454.6    $   125.0    $   614.0    $ 6,492.8
                                                  ==========================================================================
Net Income:
   Segment after-tax operating income .........   $   310.6    $   130.7    $   268.7    $    21.2    $    43.4    $   774.6
   Net realized investment gains (losses) .....       (42.0)       (25.7)      (199.6)         0.4        (18.9)      (285.8)
   Class action lawsuit .......................       (18.7)          --           --           --         (0.8)       (19.5)
   Restructuring charges ......................        (5.7)        (6.1)        (0.6)        (0.8)         2.8        (10.4)
                                                  --------------------------------------------------------------------------
   Net income .................................   $   244.2    $    98.9    $    68.5    $    20.8    $    26.5    $   458.9
                                                  ==========================================================================
Supplemental Information:
   Equity in net income of investees
      accounted for by the equity method ......   $    17.9    $     8.7    $    34.5    $     0.3    $     3.4    $    64.8
   Carrying value of investments accounted
      for under the  equity method ............       213.0        137.6        387.3         11.4        631.4      1,380.7
   Amortization of deferred policy
      acquisition costs .......................       171.1        140.5          2.2           --         (0.4)       313.4
   Interest expense ...........................         0.5          0.5           --          6.7         44.9         52.6
   Income tax expense .........................       133.6         42.5         17.6         12.2        (97.3)       108.6
   Segment assets .............................    31,803.2     16,052.8     34,967.0      2,370.8      2,613.2     87,807.0
Net Realized Investment and other Gains
(Losses) Data:
   Net realized investment and other gains
      (losses) ................................   $   (88.7)   $   (70.9)   $  (337.1)   $     1.6    $   (29.5)   $  (524.6)
   Less amortization of deferred policy
      acquisition costs related to net
      realized investment and other gains
      (losses) ................................        10.8         28.1           --           --           --         38.9
   Less amounts credited to participating
      pension contractholder accounts .........          --           --         23.3           --           --         23.3
   Add amounts credited to the policyholder
      dividend obligation .....................        11.9           --           --           --           --         11.9
                                                  --------------------------------------------------------------------------
   Net realized investment and other gains
      (losses), net of related amortization
      of deferred policy acquisition costs,
      amounts credited to participating
      pension contractholders and
      amounts credited to the policyholder
      dividend obligation -- per the
      consolidated financial statements .......       (66.0)       (42.8)      (313.8)         1.6        (29.5)      (450.5)
   Less net realized investment and other
      (gains) losses attributable to
      mortgage securitizations ................          --          0.3           --         (1.2)          --         (0.9)
                                                  --------------------------------------------------------------------------
   Net realized investment and other gains
      (losses), net-pre-tax adjustment made
      to calculate segment operating income ...       (66.0)       (42.5)      (313.8)         0.4        (29.5)      (451.4)
   Less income tax effect .....................        24.0         16.8        114.2           --         10.6        165.6
                                                  --------------------------------------------------------------------------
   Net realized  investment and other gains
      (losses), net-after-tax adjustment
      made to calculate segment operating
      income ..................................   $   (42.0)   $   (25.7)   $  (199.6)   $     0.4    $   (18.9)   $  (285.8)
                                                  ==========================================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 15 -- Segment Information (continued)

                                                                   Asset                  Investment  Corporate
2001                                               Protection    Gathering      G&SFP     Management  and Other  Consolidated
                                                   --------------------------------------------------------------------------
Revenues:
   Revenues from external customers ............   $ 1,796.2    $   678.0    $   535.0    $    86.5    $   652.6    $ 3,748.3
   Net investment income .......................     1,258.5        498.5      1,834.5         28.7         26.0      3,646.2
   Inter-segment revenues ......................          --           --           --         28.0        (28.0)          --
                                                   --------------------------------------------------------------------------
   Segment revenues ............................     3,054.7      1,176.5      2,369.5        143.2        650.6      7,394.5
   Net realized investment and other
      gains (losses) ...........................       (98.1)       (54.8)      (121.1)        (0.2)        25.2       (249.0)
                                                   --------------------------------------------------------------------------
   Revenues ....................................   $ 2,956.6    $ 1,121.7    $ 2,248.4    $   143.0    $   675.8    $ 7,145.5
                                                   ==========================================================================
Net Income:
   Segment after-tax operating income ..........   $   284.3    $   148.3    $   238.0    $    29.8    $    55.4    $   755.8
   Net realized investment gains (losses) ......       (62.2)       (34.7)       (77.0)        (0.2)        16.6       (157.5)
   Class action lawsuit ........................          --           --           --           --        (19.5)       (19.5)
   Restructuring charges .......................        (4.4)       (17.6)        (1.2)        (0.9)        (1.3)       (25.4)
   Surplus tax .................................         9.6          0.2          2.6          0.1          0.8         13.3
   Cumulative effect of accounting
   changes, net of tax .........................        11.7         (0.5)        (1.2)        (0.2)        (2.6)         7.2
                                                   --------------------------------------------------------------------------
   Net income ..................................   $   239.0    $    95.7    $   161.2    $    28.6    $    49.4    $   573.9
                                                   ==========================================================================
Supplemental Information:
   Equity in net income of investees
      accounted for by the equity method .......   $    12.9    $     7.0    $    24.8    $     6.9    $     4.8    $    56.4
   Carrying value of investments accounted
      for under the equity method ..............       121.5         87.7        212.0         11.2        629.7      1,062.1
   Amortization of deferred policy
      acquisition costs ........................       171.3         75.0          2.4           --          0.3        249.0
   Interest expense ............................         0.9          1.9           --         12.4         43.8         59.0
   Income tax expense ..........................       108.8         35.0         71.0         16.2        (30.3)       200.7
   Segment assets ..............................    28,912.5     14,740.5     32,253.9      2,049.8      3,168.0     81,124.7
Net Realized Investment and other Gains
(Losses) Data:
   Net realized investment and other gains
      (losses) .................................      (122.9)       (76.4)       (78.8)         3.0         25.2       (249.9)
   Less amortization of deferred policy
      acquisition costs related to net
      realized investment and other gains
      (losses) .................................         7.8         21.6           --           --           --         29.4
   Less amounts credited to participating
      pension contractholder accounts ..........          --           --        (42.3)          --           --        (42.3)
   Add amounts credited to the policyholder
      dividend obligation ......................        17.0           --           --           --           --         17.0
                                                   --------------------------------------------------------------------------
   Net realized investment and other gains
      (losses), net of related amortization
      of deferred policy acquisition costs,
      amounts credited to participating
      pension contractholders and amounts
      credited to the policyholder dividend
      obligation -- per the consolidated
      financial statements .....................       (98.1)       (54.8)      (121.1)         3.0         25.2       (245.8)
   Less net realized investment and other
      (gains) losses attributable to
      mortgage securitizations .................          --           --           --         (3.2)          --         (3.2)
                                                   --------------------------------------------------------------------------
   Net realized investment and other gains
      (losses), net-pre-tax adjustment made
      to calculate segment operating income ....       (98.1)       (54.8)      (121.1)        (0.2)        25.2       (249.0)
   Less income tax effect ......................        35.9         20.1         44.1           --         (8.6)        91.5
                                                   --------------------------------------------------------------------------
   Net realized investment  and other gains
      (losses), net-after-tax adjustment
      made to calculate segment operating
      income ...................................   $   (62.2)   $   (34.7)   $   (77.0)   $    (0.2)   $    16.6    $  (157.5)
                                                   ==========================================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 15 -- Segment Information (continued)

The Company operates primarily in the United States and also in Indonesia. In addition, the International Group Program consists of a network of 52 insurers that coordinate and/or reinsure group life, health, disability and pension coverage for foreign and globally mobile employees of multinational companies in 51 countries and territories. The following table summarizes selected financial information by geographic location for the year ended or at December 31:

                                                                  Income Before
                                                                Income Taxes and
                                                                   Cumulative
                                                                    Effect of
                                            Long-Lived             Accounting
Location                         Revenues     Assets     Assets      Changes
-----------------------------------------------------------------------------
                                               (in millions)
2003
United States ...............   $ 6,898.2   $   273.2   $95,849.4   $ 1,201.7
Foreign -- other ............       407.9         0.5        98.9        13.1
                                ---------------------------------------------
                                $ 7,306.1   $   273.7   $95,948.3   $ 1,214.8
                                =============================================
2002
United States ...............   $ 6,214.6   $   525.1   $87,719.6   $   556.8
Foreign -- other ............       278.2         0.6        87.4        10.7
                                ---------------------------------------------
                                $ 6,492.8   $   525.7   $87,807.0   $   567.5
                                =============================================
2001
United States ...............   $ 6,938.9   $   533.8   $81,052.9   $   761.4
Foreign -- other ............       206.6         0.6        71.8         6.0
                                ---------------------------------------------
                                $ 7,145.5   $   534.4   $81,124.7   $   767.4
                                =============================================

The Company has no reportable major customers and revenues are attributed to countries based on the location of customers.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 16 -- Fair Value of Financial Instruments

The following discussion outlines the methodologies and assumptions used to determine the fair value of the Company's financial instruments. The aggregate fair value amounts presented below do not represent the underlying value of the Company and, accordingly, care should be exercised in drawing conclusions about the Company's business or financial condition based on the fair value information presented below.

The following methods and assumptions were used by the Company to determine the fair values of its financial instruments:

      Fair values for publicly traded fixed maturities (including redeemable preferred stocks). Quarterly a review is made of the entire fixed maturity portfolio to assess credit quality, including a review of all impairments with the Life Company's Committee of Finance, a sub-committee to the Board of Directors. At the end of each quarter our Investment Review Committee reviews all securities trading below ninety cents on the dollar to determine whether other-than-temporary impairments need to be recorded. The results of this quarterly analysis are reviewed by the Life Company's Committee of Finance. The fair value for equity securities is based on quoted market prices.

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

      The carrying values for policy loans, short-term investments and cash and cash equivalents approximates their respective fair values.

      The fair value of the Company's long-term debt is estimated using discounted cash flows based on the Company's incremental borrowing rates for similar types of borrowing arrangements. Carrying values for commercial paper and short-term borrowings approximate fair value.

      Fair values for the Company's guaranteed investment contracts, consumer notes, and funding agreements are estimated using discounted cash flow calculations based on interest rates currently being offered for similar contracts with maturities consistent with those remaining for the contracts being valued. The fair value for fixed-rate deferred annuities is the account value adjusted for current market interest rates. Fair values for immediate annuities without life contingencies and supplementary contracts without life contingencies are estimated based on discounted cash flow calculations using current market rates.

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

      The fair value for commitments approximates the amount of the outstanding commitment.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 16 -- Fair Value of Financial Instruments (continued)

The following table presents the carrying values and fair values of the Company's financial instruments:

                                                                              December 31,
                                                         -------------------------------------------------------
                                                                    2003                         2002
                                                         -------------------------------------------------------
                                                          Carrying         Fair         Carrying         Fair
                                                           Value           Value         Value           Value
                                                         -------------------------------------------------------
                                                                              (in millions)
Assets:
   Fixed maturities:
     Held-to-maturity ...............................    $ 1,488.7      $ 1,512.8      $ 1,727.0      $ 1,777.2
     Available-for-sale .............................     46,482.1       46,482.1       42,046.3       42,046.3
   Equity securities:
     Available-for-sale .............................        333.1          333.1          349.6          349.6
     Trading securities .............................          0.6            0.6            0.7            0.7
   Mortgage loans on real estate ....................     10,871.1       11,791.4       10,296.5       11,220.7
   Policy loans .....................................      2,019.2        2,019.2        2,014.2        2,014.2
   Short-term investments ...........................         31.5           31.5          137.3          137.3
   Cash and cash equivalents ........................      2,626.9        2,626.9          897.0          897.0
Derivatives:
     Futures contracts, net .........................           --             --            0.3            0.3
     Interest rate swap agreements ..................        192.7          192.7          165.4          165.4
     Interest rate swap CMT .........................          0.7            0.7            1.7            1.7
     Interest rate cap agreements ...................         28.2           28.2           15.9           15.9
     Interest rate floor agreements .................         76.0           76.0           93.2           93.2
     Currency rate swap agreements ..................        719.8          719.8          281.7          281.7
     Credit default swaps ...........................          1.9            1.9             --             --
     Equity collar agreements .......................          2.0            2.0           12.8           12.8

Liabilities:
   Consumer notes ...................................      1,550.4        1,473.0          290.2          272.9
   Debt .............................................        713.3          775.8          803.4          643.3
   Guaranteed investment contracts and
     funding agreements .............................     17,101.4       17,110.5       17,961.3       18,022.2
   Fixed rate deferred and immediate annuities ......     10,336.0       10,602.9        8,466.9        8,775.9
   Supplementary contracts
     without life contingencies .....................         56.6           61.6           52.8           59.1
Derivatives:
   Futures contracts, net ...........................          0.2            0.2            0.2            0.2
   Interest rate swap agreements ....................        839.3          839.3        1,229.1        1,229.1
   Interest rate swaption agreements ................          2.6            2.6            3.2            3.2
   Currency rate swap agreements ....................        677.0          677.0          156.8          156.8
   Equity collar agreements .........................           --             --             --             --
   Credit default swaps .............................          0.9            0.9             --             --
   Equity swaps .....................................           --             --             --             --
Commitments .........................................           --        2,168.0             --        1,537.9

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 17 -- Stock Compensation Plans

On January 5, 2000, the Life Company, as sole shareholder of John Hancock Financial Services, Inc., approved and adopted the 1999 Long-Term Stock Incentive Plan (the Incentive Plan), which originally had been approved by the Board of Directors (the Board) of the Company on August 31, 1999. Under the Incentive Plan, which became effective on February 1, 2000, the effective date of the Plan of Reorganization of the Life Company, options granted may be either non-qualified stock options or incentive stock options qualifying under Section 422 of the Internal Revenue Code. The Incentive Plan objectives include attracting and retaining the best personnel, providing for additional performance incentives, and promoting the success of the Company by providing employees the opportunity to acquire the Company's common stock. In 2001, the Board adopted and the stockholders approved the amended and restated 1999 Long-Term Stock Incentive Plan (as amended the Long-Term Stock Incentive Plan) and the Non-Employee Directors' Long-Term Stock Incentive Plan (the Directors' Plan, collectively, the Incentive Plans).

The maximum number of shares of common stock available under the Long-Term Incentive Plan is 40,741,403. In addition, no more than 8,148,281 of these shares shall be available for stock awards. The maximum number of shares that may be granted as incentive stock options is 32,593,122 shares. The aggregate number of shares that may be covered by awards for any one participant over the period that the Long-Term Stock Incentive Plan is in effect shall not exceed 8,148,281 shares. Subject to these overall limits, there is no annual limit on the number of stock options or stock awards that may be granted in any one year.

The maximum number of shares available in the Non-Employee Directors' Long-Term Stock Incentive Plan is 1,000,000 shares of common stock. Pursuant to the Non-Employee Directors' Long-Term Stock Incentive Plan, each director receives 50% of the annual retainer paid to eligible directors in the form of stock awards. Where a director elects to have the remaining 50% of their retainer invested in shares of the Company's common stock through open market purchases the Company grants a partial matching stock award, which is forfeitable. Commencing on April 1, 2002, the matching stock award is transferred from the Non-Employee Directors' Long-Term Stock Incentive Plan. In addition, on stockholder approval of the Non-Employee Directors' Long-Term Stock Incentive Plan, each non-employee director received a non-qualified stock option award of 15,000 shares. Through December 31, 2002, as any new non-employee director is appointed that person will receive an initial option award of 15,000 shares and annually thereafter, at the date of the Company's annual meeting, each will receive non-qualified stock option awards for 5,000 shares. As of January 1, 2003, in lieu of stock option grants made in prior year, the Board of Directors receives an annual retainer paid in common stock transferred from the Non Employee Director Long Term Stock Incentive Plan. The stock compensation granted under the Incentive Plans contain various vesting provisions described in more detail below. All outstanding stock compensation grants made prior to September 28, 2003 vest upon the change of control with Manulife, should that transaction be approved by the shareholders and regulatory authorities. Pursuant to the definitive merger agreement with Manulife, no stock compensation grants made under the Incentive Plans subsequent to September 28, 2003 (except for restricted stock and restricted deferred stock units issued to non-employee directors on or before December 31, 2003) vest on the potential change in control with Manulife.

                                                                                                  Number of JHFS shares
                                                                                             remaining available for future
                             Number of JHFS shares to        Weighted-average exercise            issuance under equity
                             be issued upon exercise           price of outstanding           compensation plans (excluding
                             of outstanding options,           options, warrants and            JHFS shares reflected in
Plan Category                  warrants and rights                    rights                           column (a))
                            ---------------------------     ----------------------------     --------------------------------
                                       (a)                              (b)                                (c)
                                  (in thousands)                                                     (in thousands)
Equity compensation plans
approved by JHFS
stockholders                         21,566.6                         $ 34.59                           14,258.9

Equity compensation plans
not approved by JHFS
stockholders                               --                              --                                 --
                            ---------------------------     ----------------------------     --------------------------------

Total                                21,566.6                         $ 34.59                           14,258.9
                            ===========================     ============================     ================================

The Incentive Plans have options exercisable at the dates listed in the table below. JHFS granted 1.0 million options to the Company's employees during the year ended December 31, 2003. Options outstanding under the Long-Term Incentive Plan

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 17 -- Stock Compensation Plans (continued)

were granted at a price equal to the market value of the JHFS stock on the date of grant, vest over a two-year period, and expire five years after the grant date. Options outstanding under the Non-Employee Director's Long-Term Stock Incentive Plan were granted at a price equal to the market value of the stock on the date of grant, vest immediately, and expire five years after grant date. There were no options granted under the Non Employee Director Long Term Stock Incentive Plan in 2003.

The status of stock options under the Incentive Plans are summarized below as of December 31:

                                                                               JHFS Shares
                                      Number of JHFS        Weighted-             subject        Weighted-average
                                          Shares             average          to exercisable         exercise
                                      (in thousands)     exercise price          options          price per share
                                      ----------------------------------------------------------------------------
Outstanding at December 31, 2000          3,806.4       $    14.07
     Granted                             10,819.9            35.96
     Exercised                              726.5            14.05
     Canceled                               969.6            29.61

                                      ----------------------------------------------------------------------------
Outstanding at December 31, 2001         12,930.2       $    31.21              2,270.5           $    26.03
     Granted                             10,571.6            36.94
     Exercised                              848.7            14.74
     Canceled                               340.3            35.38

                                      ----------------------------------------------------------------------------
Outstanding at December 31, 2002         22,312.8       $    34.39              8,911.2           $    30.48
     Granted                              1,012.1            27.78
     Exercised                              881.6            20.52
     Canceled                               876.7            36.00

                                      ----------------------------------------------------------------------------
Outstanding at December 31, 2003         21,566.6       $    34.59             16,312.3           $    34.29

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

The estimated weighted-average fair value per option using the Black-Scholes option valuation model was $5.79, $7.70 and $9.35, respectively, for the years ending December 31, 2003, 2002 and 2001, using the following assumptions:

                                 2003            2002               2001
                          ------------------------------------------------------
Expected term                   3 years        3 years            3-5 years
Risk free rate (1)               2.51%          2.51%            4.6% - 6.0%
Dividend yield                   1.05%          1.05%               1.0%
Expected volatility              28.8%          28.8%               32.0%

(1)   Dependent on grant date.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 17 -- Stock Compensation Plans (continued)

For the purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                Years Ended December 31,
                                         2003              2002            2001
                                                      (in millions)
Net income, as reported .............    $590.5           $458.9          $573.9
Add: Stock-based employee
       compensation expense
       included in reported net
       income, net of related tax
       effects ......................      14.4              3.5             1.0
Deduct: Total stock-based
       employee compensation
       expense determined under
       fair value method for all
       awards, net of related tax
       effects (unaudited) ..........      39.5             57.6            34.3
                                         ---------------------------------------
Pro forma net income
       (unaudited) ..................    $565.4           $404.8          $540.6
                                         =======================================

The following table summarizes information about stock options outstanding at December 31, 2003:

                                     Weighted-average
                      Number of        remaining                          Number of
                       options        contractual                         exercisable     Weighted-average
       Range of    outstanding at        life         Weighted-average    options at      exercise price of
  exercise price      12/31/03          (years)        exercise price      12/31/03      exercisable options
-------------------------------------------------------------------------------------------------------------
                   (in thousands)                                       (in thousands)
$12.49 - $16.65          1,415.0           1.2              $13.94           1,415.0               $13.94
$20.81 - $24.97             31.8           1.6               23.58              31.8                23.58
$24.97 - $29.13          3,168.9           4.0               28.60           1,076.4                28.94
$29.13 - $33.30          1,133.2           3.8               30.44           1,008.2                30.52
$33.30 - $37.46          8,631.1           2.2               35.51           8,522.3                35.53
$37.46 - $41.62          7,186.6           2.9               40.99           4,258.6                40.78
-------------------------------------------------------------------------------------------------------------
                        21,566.6           2.7              $34.59          16,312.3               $34.29
                   ==========================================================================================

Under the Signator Stock Option Program, pursuant to the Long-Term Stock Incentive Plan, which was implemented in 2001, the Company granted 382,983 stock options during February 2003 at a grant price of $26.89 per share. The Company granted 270,270 stock options during February 2002 at a grant price of $37.57 per share and 20,000 stock options at a grant price of $40.50 per share during March 2002. During February 2001, the Company granted 343,739 stock options at a grant price of $35.53 per share. All stock option awards under the Signator Stock Option Program were granted to non-employee general agents at a price equal to the market value of the stock on the date of grant. The stock options vest over a two-year period, subject to continued participation in the John Hancock sales program and attainment of established, individual sales goals. After one year of vesting, an agent is allowed to exercise 50% of the stock options granted. The Company amortizes compensation expense for Signator Stock Option Program grants over a 24-month period commencing on grant date at a fair value of $5.60, $7.83, $8.44 and $9.24 per option determined by the Black-Scholes Option valuation model for the February 2003, February 2002, March 2002 and February 2001 grants, respectively. In accordance with EITF No. 96-18 "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services." The expense related to option grants under the Signator Stock Option Program is adjusted to a current fair value at each reporting period. Total amortization expense recognized for the year ended December 31, 2003, 2002 and 2001 was $2.0 million, $1.4 million and $1.3 million, respectively. The total grant date fair value of the stock options granted under the program from January 1, 2002 through December 31, 2002, is $2.1 million, the total grant date fair value of the stock options granted under the program from January 1, 2002 through December 31, 2002, is $2.3 million and from January 1, 2001 through December 31, 2001, is $3.1 million. During 2003, 2002 and 2001, 94,555, 67,457 and 4,737 stock options were forfeited with a total grant date price of $3.3 million, $0.5 million and $0.01 million, respectively. The outstanding option balance for the 2003, 2002 and 2001 grants under the Signator Stock Options Grant Program are 367,764, 238,002,

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 17 -- Stock Compensation Plans (continued)

and 177,224, respectively, at December 31, 2003.

In 2003, the Company anticipates a $7.2 million tax deduction on its tax return for employee stock option compensation. The Company plans to file its 2003 tax return by September 15, 2004. In 2002 and 2001, the Company deducted $12.3 million and $12.4 million, respectively, on its tax return for employee stock option compensation.

Stock Grants to Non-Executives

During February and March 2001, JHFS granted 265,391 total shares of non-vested stock to key personnel. The program was funded with cash and the shares were purchased on the open market at the weighted-average grant price of $37.22 per share. These grants of non-vested stock are forfeitable and vest at three years of service with the Company. The total grant-date exercise price of the non-vested stock granted from January 1, 2001 through December 31, 2001 is $9.9 million. During 2003, 2002, and 2001, 1,939, 3,520, and 16,414 shares of non-vested stock were forfeited with a total grant-date exercise price of $0.1 million, $0.1 million and $0.6 million, respectively. During 2003, $163,642 shares were vested. The outstanding share balance in the 2001 plan is 79,876 at December 31, 2003.

During February 2002, JHFS granted 153,900 total shares of non-vested stock to key personnel. The program was funded with cash and the shares were purchased on the open market at the weighted-average grant price of $38.22 per share. These grants of non-vested stock are forfeitable and vest at three years of service with the Company. The total grant-date exercise price of the non-vested stock granted from January 1, 2002 through December 31, 2002 is $5.9 million. During 2003 and 2002 1,487 and, 66 shares of non-vested stock were forfeited with a total grant-date price of $0.1 million and $0.01 million, respectively. During 2003, 51,307 shares were vested. The outstanding share balance in the 2002 plan is 101,040 at December 31, 2003.

During February 2003, the Company granted 23,076 total shares of non-vested stock to key personnel. The program was funded with cash and the shares were purchased on the open market at the weighted-average grant price of $27.53 per share. The grants of non-vested stock are forfeitable and, at the time of the grant, vested at three years of service with the Company. The total grant-date exercise price of the non-vested stock granted from January 1, 2003 through December 31, 2003 is $0.6 million. During 2003, 1,412 shares of non-vested stock were forfeited with a total-grant date price of $0.03 million. The outstanding share balance in the 2003 plan is 21,664 at December 31, 2003.

On February 24, 2003, the Company received 149,100 shares at a weighted average price of $27.88 per share as consideration for the payment of payroll taxes on the vesting of the non-vested stock grant to key personnel. On this date, the vesting characteristics of the non-executive stock grants changed from three year cliff vesting to ratable vesting over three years, one-third per year.

Stock Grants to Executives

During 2001, the Company granted 72,749 shares of non-vested stock to executive officers at a weighted-average grant price per share of $35.72. These grants of non-vested stock are forfeitable and vest at three or five years of service with the Company. The Company amortizes compensation expense for the grant over the vesting period. Total amortization for the period ending December 31, 2003, 2002 and 2001, was $0.4, $0.4 and $0.3 million, respectively. The total grant-date price of the non-vested stock granted from January 1, 2001 through December 31, 2001, is $2.6 million. During 2001, 14,000 shares of non-vested stock were forfeited with a total grant-date price of $0.5 million. There were no forfeitures in 2003 or 2002. The total outstanding share balance of these grants is 58,749 at December 31, 2003.

During January 2002, the Company granted 550,000 shares of non-vested stock to the Company's policy committee at a weighted-average grant price per share of $41.62. These grants of non-vested stock are forfeitable and vest at five years of service with the Company. The Company amortizes compensation expense for the grant over the vesting period. Total amortization for the periods ending December 31, 2003 and December 31, 2002 was $4.6 million and $4.6 million. The total grant-date price of the non-vested stock granted from January 1, 2002 through December 31, 2002, is $22.9 million. There were no forfeitures of this grant during 2003 or 2002. The outstanding share balance of this grant is 550,000 at December 31, 2003.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 17 -- Stock Compensation Plans (continued)

During February 2002, the Company granted 87,401 shares of non-vested stock to executive officers at a weighted-average grant price per share of $38.22. These grants of non-vested stock are forfeitable and vest at three years of service with the Company. The total grant-date exercise price of the non-vested stock granted from January 1, 2002 through December 31, 2002, is $3.3 million. There were no forfeitures of this grant during 2003 or 2002. The outstanding share balance of this grant is 87,401 at December 31, 2003.

During January 2003, the Company granted 1,150,000 shares of non-vested stock to the Company's policy committee at a weighted average grant price per share of $28.65. These grants of non-vested stock are forfeitable and vest at five years of service with the Company. The Company amortizes compensation expense for the grant over the vesting period. Total amortization for the period ending December 31, 2003 is $12.2 million. The total grant-date exercise price of the non-vested stock granted from January 1, 2003 through December 31, 2003 is $32.9 million. During 2003, 245,646 shares of the January 2003 grant were vested and exchanged to payoff loans under the Stock Ownership and Loan Program and related income tax. The outstanding share balance of this grant is 904,354 at December 31, 2003.

During February 2003, the Company granted 27,305 total shares of non-vested stock to the Company's policy committee. The program was funded with cash and the shares were purchased from the Company at the weighted-average grant price of $27.53 per share. The grants of non-vested stock are forfeitable and vest at three years of service with the Company. The total grant-date exercise price of the non-vested stock granted from January 1, 2003 through December 31, 2003 is $0.8 million. There were no forfeitures of this grant during 2003. The outstanding share balance in the 2003 plan is 27,305 at December 31, 2003.

During February 2003, the Company's executives purchased 68,382 shares from the Company at a weighted average price of $27.53. This purchase was not made pursuant to the Long Term Stock Incentive Plan and was not charged to the remaining equity available under the plan. The transaction was executed at market price to facilitate executives reaching required ownership levels.

Stock Grants to Board Members

During 2003 and 2002, the Company issued 11,158 and 7,504 shares to Non-Employee Directors as payment of 25% and 50% of their quarterly retainer, respectively. These shares are not forfeitable and vest immediately. The total grant-date exercise price of this stock issued to non-employee directors from January 1, 2003 through December 31, 2003 is $0.3 million, from January 1, 2002 through December 31, 2002 is $0.3 million and from January 1, 2001 through December 31, 2001 is $0.1 million. In addition, in July 2001, the Company implemented a plan that would allow directors, at their discretion, to invest the second half of their quarterly retainer in the Company's common stock in lieu of receiving cash. As of July 1, 2003 the Company will match any investment at a rate of 25%. Prior to July 1, 2003 the Company matched investments at a rate of 50%. The restricted stock given as matching shares is forfeitable and vests over three years. For the period from July 1, 2001 through March 31, 2002, the restricted stock given as matching shares was purchased on the open market. As of April 1, 2002, the restricted stock given as matching shares is granted from the Non-Employee Long Term Stock Incentive Plan. At December 31, 2003 and 2002, 506 and 484 shares were matched under the program at a weighted-average grant price per share of $29.53 and $36.22, respectively. Of 484 shares matched in 2002, 120 were purchased on the open market and 364 were transferred from the Non-Employee Directors' Long-Term Stock Incentive Plan. Total expense recognized for the period ending December 31, 2003 and 2002 was $0.03 million and $0.04 million, respectively.

During May 2003, the Company issued 21,696 shares to the Board of Directors as payment of their annual retainer. These grants of non-vested stock are forfeitable and vest at five years of service with the Company. The Company amortizes compensation expense for the grant over the vesting period. Total amortization for the period ending December 31, 2003 was $0.1 million. There were no forfeitures through December 31, 2003.

Stock Compensation Activity Subsequent to Year End

During February 2004, the Compensation Committee of the Board of Directors approved stock and stock option grants to the Policy Committee and certain key employees of the Company. The equity grants were made in compliance with the terms of the Long-Term Stock Incentive Plan. A total of 312,500 shares of non-vested stock was granted, with a total grant date price of $12.9 million. A total of 3.2 million options were granted, with a grant date fair value of $8.59 per

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 17 -- Stock Compensation Plans - (continued)

option as determined by the Black-Scholes option valuation model. Pursuant to the definitive merger agreement with Manulife, no stock compensation grants made under the Incentive Plans subsequent to September 28, 2003 (except for restricted stock and restricted deferred stock units issued to non-employee directors on or before December 31, 2003, vest on the potential change in control with Manulife. Accordingly, these stock compensation grants will not vest as part of any change in control with Manulife.

Note 18--Goodwill and Other Intangible Assets

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

The management contract assets relate to the Company's mutual fund subsidiary, John Hancock Funds (JH Funds) which purchased mutual fund investment contracts as part of its plan to grow its mutual fund management business. These contracts are identifiable intangible assets which are deemed to be indefinitely renewable by the Company, and are therefore indefinite lived intangible assets in accordance with SFAS No. 142. These management contracts are recorded at cost.

The following tables set forth certain summarized financial information relating to the Company's purchased intangible assets as of the dates and periods indicated.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 18 -- Goodwill and Other Intangible Assets - (continued)

                                                                                           Accumulated
                                                                        Gross Carrying     Amortization     Net Carrying
                                                                            Amount      and Other Changes      Amount
                                                                        ------------------------------------------------
                                                                                          (in millions)
December 31, 2003 Unamortizable intangible assets:
    Goodwill ......................................................         $166.7          $(58.1)             $108.6
    Management contracts ..........................................           13.3            (7.0)                6.3
Amortizable intangible assets:
    VOBA ..........................................................          205.9           (37.4)              168.5

December 31, 2002 Unamortizable intangible assets:
    Goodwill ......................................................         $166.7          $(58.1)             $108.6
    Management contracts ..........................................           12.2            (7.0)                5.2
Amortizable intangible assets:
    VOBA ..........................................................          201.7           (24.5)              177.2

                                                                                 For the Years Ended December 31,
                                                                        ------------------------------------------------
                                                                             2003              2002              2001
Aggregate amortization expense                                                             (in millions)
Goodwill amortization, net of tax of $ - million, $ - million
   and $3.6 million, respectively .................................             --              --                $7.7
Management contract amortization, net of tax of $ - million, $ -
   million and $0.3 million, respectively .........................             --              --                 0.7
VOBA amortization, net of tax of $3.5 million, $1.1 million
   and $0.8 million, respectively .................................           $6.6            $2.0                 1.5
                                                                        ------------------------------------------------
Aggregate amortization expense, net of tax of $3.5 million, $1.1
   million, $4.7 million, respectively ............................           $6.6            $2.0                $9.9
                                                                        ================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 18 -- Goodwill and Other Intangible Assets - (continued)

Estimated future aggregate amortization
expense for the years ended December 31,           Tax Effect       Net Expense
                                                   ----------------------------
                                                          (in millions)
2004..........................................       $ 4.1              7.6

2005..........................................         4.0              7.3

2006..........................................         3.8              7.0

2007..........................................         3.5              6.6

2008..........................................         3.3              6.1

The changes in the carrying value of goodwill, presented for each business segment, for the periods indicated, are as follows:

                                                             Asset                  Investment    Corporate
                                                Protection  Gathering      G&SFP    Management    and Other  Consolidated
                                                -------------------------------------------------------------------------
                                                                             (in millions)
Goodwill balance at January 1, 2003 .......     $ 66.1        $ 42.1         --        $  0.4         --           $108.6
Changes to goodwill during 2003:
    Amortization ..........................         --            --         --            --         --               --
    Goodwill acquired .....................         --            --         --            --         --               --
    Other adjustments .....................         --            --         --            --         --               --
                                                -------------------------------------------------------------------------
Goodwill balance at December 31, 2003 .....     $ 66.1        $ 42.1         --        $  0.4         --           $108.6
                                                =========================================================================

                                                             Asset                  Investment    Corporate
                                                Protection  Gathering      G&SFP    Management    and Other  Consolidated
                                                -------------------------------------------------------------------------
                                                                             (in millions)
Goodwill balance at January 1, 2002 .......    $ 73.5        $ 42.1          --       $  0.4          --           $116.0
Changes to goodwill during 2002:
    Amortization ..........................        --            --          --           --          --               --
    Goodwill acquired .....................        --            --          --           --          --               --
    Other adjustments (1) .................      (7.4)           --          --           --          --             (7.4)
                                                -------------------------------------------------------------------------
Goodwill balance at December 31, 2002 .....    $ 66.1        $ 42.1          --       $  0.4          --           $108.6
                                                =========================================================================

(1) Purchase price negotiations with Fortis, Inc. were concluded during the first quarter of 2002, resulting in an adjustment of $(7.3) million to the goodwill related to the Company's 1999 acquisition of Fortis' long-term care insurance business. Legal fees associated with these negotiations were finalized in the second quarter of 2002, resulting in a further adjustment to goodwill of $(0.1) million.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 18 -- Goodwill and Other Intangible Assets - (continued)

The changes in the carrying value of VOBA, presented for each business segment, for the periods indicated, are as follows:

                                                              Asset             Investment  Corporate
                                              Protection    Gathering   G&SFP   Management  and Other  Consolidated
                                              ---------------------------------------------------------------------
                                                                          (in millions)

VOBA balance at January 1, 2003 .............    $177.2         --        --        --        --          $177.2
Amortization and other changes during 2003:
    Amortization ............................     (10.1)        --        --        --        --           (10.1)
    VOBA acquired ...........................        --         --        --        --        --              --
    Adjustment to unrealized
       gains on securities
       available-for-sale ...................      (2.8)        --        --        --        --            (2.8)
   Other adjustments (1) ....................       4.2         --        --        --        --             4.2
                                              ---------------------------------------------------------------------
VOBA balance at December 31, 2003 ...........    $168.5         --        --        --        --          $168.5
                                              =====================================================================

(1) An adjustment of $4.2 million was made to previously recorded VOBA relating to Allmerica Financial Corporation, to reflect refinements in methods and assumptions implemented upon finalization of transition.

                                                                Asset             Investment  Corporate
                                                Protection    Gathering   G&SFP   Management  and Other  Consolidated
                                                ---------------------------------------------------------------------
                                                                           (in millions)
VOBA balance at January 1, 2002 ..............     $ 76.2         --        --        --        --          $ 76.2
Amortization and other changes during 2002:
    Amortization .............................       (3.1)        --        --        --        --            (3.1)
    VOBA acquired (1) ........................      104.3         --        --        --        --           104.3
    Adjustment to unrealized gains on
       securities available-for-sale .........       (0.2)        --        --        --        --            (0.2)
                                                ---------------------------------------------------------------------
VOBA balance at December 31, 2002 ............     $177.2         --        --        --        --          $177.2
                                                ======================================================================

(1)   VOBA related to the Company's acquisition of Allmerica Financial
      Corporation.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 18 -- Goodwill and Other Intangible Assets - (continued)

The changes in the carrying value of management contracts, presented for each business segment, for the periods indicated, are as follows:

                                                                Asset             Investment  Corporate
                                                Protection    Gathering   G&SFP   Management  and Other  Consolidated
                                                ---------------------------------------------------------------------
                                                                          (in millions)
Management contracts balance at
    January 1, 2003 ..........................      --         $5.2        --        --           --         $5.2
Amortization and other changes during 2003:
   Amortization ..............................      --           --        --        --           --           --
   Management contracts acquired (1) .........      --          1.1        --        --           --          1.1
                                                ---------------------------------------------------------------------
Management contracts balance at
    December 31, 2003 ........................      --         $6.3        --        --           --         $6.3
                                                =====================================================================

(1) This increase results from JH Fund's purchases of the management contracts for the US Global Leaders Fund, Classic Value Fund, and the Large Cap Select Fund in 2003.

                                                                Asset             Investment  Corporate
                                                Protection    Gathering   G&SFP   Management  and Other  Consolidated
                                                ---------------------------------------------------------------------
                                                                           (in millions)
Management contracts balance at
    January 1, 2002 .........................        --       $2.0           --         --         --       $2.0
Amortization and other changes during 2002:
    Amortization ............................        --         --           --         --         --         --
Management contracts acquired (1) ...........        --        3.2           --         --         --        3.2
                                                ---------------------------------------------------------------------
Management contracts balance at
    December 31, 2002 .......................        --       $5.2           --         --         --       $5.2
                                                =====================================================================

(1) This increase results from JH Fund's purchases of the management contracts for the U.S. Global Leaders Growth Funds and the Classic Value Fund in 2002.

The net income of the Company, if the Company had not amortized goodwill and management contracts prior to the adoption of SFAS No. 142, would have been as follows:

                                                           Years Ended December 31,
                                                       2003           2002          2001
                                                      ------------------------------------
                                                                  (in millions)
Net income:
As reported ..................................        $590.5         $458.9         $573.9
Goodwill amortization, net of tax ............            --             --            7.7
Management contract amortization, net of tax .            --             --            0.7
                                                      ------------------------------------
Proforma (unaudited) .........................        $590.5         $458.9         $582.3
                                                      ====================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 19 -- Quarterly Results of Operations (unaudited)

The following is a summary of unaudited quarterly results of operations for 2003 and 2002:

                                                              2003                                        2002
                                          ----------------------------------------------------------------------------------------
                                             March    June    September    December     March       June     September    December
                                         -------------------------------------------  --------------------------------------------
                                                                               (in millions)
Premiums and other
   considerations (1) .................   $  818.6  $  815.2   $  821.6   $  993.1    $  810.1    $  838.3    $  822.4    $  891.5
Net investment income .................      933.1     942.3      931.5      992.5       887.7       888.8       878.4       926.1
Net realized investment and other
   losses, net of related
   amortization of deferred policy
   acquisition costs, amounts
   credited to participating pension
   contractholders, and the
   policyholder dividend obligation ...      105.4      78.3      (62.7)     (62.8)      (86.1)     (125.4)      (37.8)     (201.2)
                                          ------------------------------------------  --------------------------------------------
Total revenues ........................    1,857.1   1,835.8    1,690.4    1,922.8     1,611.7     1,601.7     1,663.0     1,616.4

Benefits and expenses (1) .............    1,470.3   1,469.5    1,493.1    1,658.4     1,431.4     1,475.8     1,494.6     1,523.5
                                          ------------------------------------------  --------------------------------------------

Income before income taxes and
   cumulative effect of accounting
   change .............................      386.8     366.3      197.3      264.4       180.3       125.9       168.4        92.9
                                          ------------------------------------------  --------------------------------------------

Cumulative effect of accounting
   change, net of tax .................         --        --         --     (279.0)         --          --          --          --

Net income ............................   $  271.0  $  257.7   $  157.7   $  (95.9)   $  131.8    $  101.6    $  133.3    $   92.2
                                          ==========================================  ============================================

(1) Prior year balances have been restated to reflect the reclassification of JHSS expense reimbursement from other operating costs and expenses to investment management revenues, commissions, and other fees. Reclassification was $6.5 million for the three months ended March 31, 2002, $3.4 million for the three months ended June 30, 2002, $4.5 million for the three months ended September 30, 2002, and $8.6 million for the three months ended December 31, 2002.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                     SCHEDULE I -- SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                             As of December 31, 2003
                                  (in millions)

Column A                                                  Column B     Column C       Column D
                                                                                   AMOUNT AT WHICH
                                                                                    SHOWN IN THE
                                                                                    CONSOLIDATED
TYPE OF INVESTMENT                                        COST (2)      VALUE       BALANCE SHEET
--------------------------------------------------------------------------------------------------
Fixed maturity securities, available-for-sale:
Bonds:
United States government and government
agencies and authorities .............................   $   286.7       $   289.3       $   289.3
States, municipalities and political subdivisions ....       478.3           491.8           491.8
Foreign governments ..................................       233.7           254.3           254.3
Public utilities .....................................     4,362.1         4,697.8         4,697.8
Convertibles and bonds with warrants attached ........       366.2           413.4           413.4
All other corporate bonds ............................    37,617.5        39,735.2        39,735.2
Certificates of deposits .............................          --              --              --
Redeemable preferred stock ...........................       563.2           600.3           600.3
                                                         -----------------------------------------
Total fixed maturity securities, available-for-sale ..    43,907.7        46,482.1        46,482.1
                                                         -----------------------------------------
Equity securities, available-for-sale:
Common stocks:
Public utilities .....................................          --              --              --
Banks, trust and insurance companies .................          --              --              --
Industrial, miscellaneous and all other ..............       172.0           231.0           231.0
Non-redeemable preferred stock .......................        77.9           102.1           102.1
                                                         -----------------------------------------
Total equity securities, available-for-sale ..........       249.9           333.1           333.1
                                                         -----------------------------------------
Fixed maturity securities, held-to-maturity:
Bonds
United States government and government
agencies and authorities .............................          --              --              --
States, municipalities and political subdivisions ....       257.8           272.4           257.8
Foreign governments ..................................          --              --              --
Public utilities .....................................          --              --              --
Convertibles and bonds with warrants attached ........       142.0           142.0           142.0
All other corporate bonds ............................     1,088.9         1,098.4         1,088.9
Certificates of deposits .............................          --              --              --
Redeemable preferred stock ...........................          --              --              --
                                                         -----------------------------------------
Total fixed maturity securities, held-to-maturity ....     1,488.7         1,512.8         1,488.7
                                                         -----------------------------------------

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                     SCHEDULE I -- SUMMARY OF INVESTMENTS -
             OTHER THAN INVESTMENTS IN RELATED PARTIES - (CONTINUED)
                             As of December 31, 2003
                                  (in millions)

Column A                                                                   Column B          Column C         Column D
                                                                                                           AMOUNT AT WHICH
                                                                                                            SHOWN IN THE
                                                                                                            CONSOLIDATED
TYPE OF INVESTMENT                                                         COST (2)           VALUE         BALANCE SHEET
----------------------------------------------------------------------------------------------------------------------------
Equity securities, trading:
Common stocks:
Public utilities.....................................................             --                --               --
Banks, trust and insurance companies.................................             --                --               --
Industrial, miscellaneous and all other..............................            0.1               0.6              0.6
Non-redeemable preferred stock.......................................             --                --               --
                                                                       -----------------------------------------------------
Total equity securities, trading.....................................            0.1               0.6              0.6
                                                                       -----------------------------------------------------
Mortgage loans on real estate, net (1)...............................       10,937.0              XXXX         10,871.1
Real estate, net:
Investment properties (1)............................................          158.3              XXXX            121.9
Acquired in satisfaction of debt (1).................................            1.9              XXXX              1.9
Policy loans.........................................................        2,019.2              XXXX          2,019.2
Other long-term investments (2)......................................        2,912.2              XXXX          2,912.2
Short-term investments...............................................           31.5              XXXX             31.5
                                                                       -----------------------------------------------------
Total investments....................................................      $61,706.5         $48,328.6        $64,262.3
                                                                       =====================================================

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                     SCHEDULE III -- SUPPLEMENTARY INSURANCE
               INFORMATION As of December 31, 2003, 2002 and 2001
                      and for each of the years then ended
                                  (in millions)

Column A                         Column B          Column C         Column D          Column E         Column F

                                                    FUTURE                             OTHER
                                                    POLICY                             POLICY
                                                  BENEFITS,                            CLAIMS
                                 DEFERRED          LOSSES,                              AND
                                  POLICY          CLAIMS AND                          BENEFITS
                                ACQUISITION          LOSS           UNEARNED          PAYABLE           PREMIUM
              SEGMENT              COSTS           EXPENSES       PREMIUMS (1)          (1)             REVENUE

2003:
Protection ...............     $ 2,772.9         $23,079.1         $   333.3         $   129.1         $ 1,543.5
Asset Gathering ..........         634.8          10,850.8                --               0.1              35.3
Guaranteed & Structured
   Financial Products ....           7.8          27,420.7              73.6               2.7              16.8
Investment Management ....            --                --                --                --                --
Corporate & Other ........           5.2             784.3                --              34.6             443.8
                               ---------------------------------------------------------------------------------
     Total ...............     $ 3,420.7         $62,134.9         $   406.9         $   166.5         $ 2,039.4
                               =================================================================================

2002:
Protection ...............     $ 2,657.8         $20,715.9         $   300.3         $   108.2         $ 1,506.0
Asset Gathering ..........         681.2           8,952.8                --               0.1              29.3
Guaranteed & Structured
   Financial Products ....           8.6          26,845.4              68.6               2.9              18.3
Investment Management ....            --             225.0                --                --                --
Corporate & Other ........           5.0             818.9                --              49.5             430.6
                               ---------------------------------------------------------------------------------
     Total ...............     $ 3,352.6         $57,558.0         $   368.9         $   160.7         $ 1,984.2
                               =================================================================================

2001:
Protection ...............     $ 2,557.1         $18,369.2         $   280.4         $   102.0         $ 1,363.8
Asset Gathering ..........         616.1           6,689.4                --               0.1              74.8
Guaranteed & Structured
   Financial Products ....           8.8          24,375.1              65.6               4.9             483.3
Investment Management ....            --                --                --                --                --
Corporate & Other ........           4.3           1,284.4                --              96.8             430.0
                               ---------------------------------------------------------------------------------
     Total ...............     $ 3,186.3         $50,718.1         $   346.0         $   203.8         $ 2,351.9
                               =================================================================================

(1) Unearned premiums and other policy claims and benefits payable are included in these amounts.

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                     SCHEDULE III -- SUPPLEMENTARY INSURANCE
               INFORMATION -- (CONTINUED) As of December 31, 2003, 2002 and 2001 and for each of the years then ended
                                  (in millions)

              Column A           Column B         Column C          Column D            Column E

                                                                 AMORTIZATION OF
                                                                 DEFERRED POLICY
                                                 BENEFITS,     ACQUISITION COSTS,
                                                  CLAIMS,       EXCLUDING AMOUNTS
                                    NET         LOSSES, AND  RELATED TO NET REALIZED      OTHER
                                INVESTMENT       SETTLEMENT   INVESTMENT AND OTHER      OPERATING
              SEGMENT             INCOME          EXPENSES       GAINS (LOSSES)         EXPENSES

2003:
Protection ...............     $1,421.7          $1,893.6         $  184.7             $  343.6
Asset Gathering ..........        710.1             500.7            111.4                356.8
Guaranteed & Structured
   Financial Products ....      1,676.7           1,084.0              2.3                194.2
Investment Management ....         17.1                --               --                 97.0
Corporate & Other ........        (26.2)            370.9             (0.1)               414.4
                               ----------------------------------------------------------------
     Total ...............     $3,799.4          $3,849.2         $  298.3             $1,406.0
                               ================================================================

2002:
Protection ...............     $1,310.7          $1,787.6         $  171.1             $  345.9
Asset Gathering ..........        575.7             446.7            140.5                376.5
Guaranteed & Structured
   Financial Products ....      1,703.9           1,186.8              2.2                135.3
Investment Management ....         15.1                --               --                 92.1
Corporate & Other ........        (24.4)            384.1             (0.4)               300.7
                               ----------------------------------------------------------------
     Total ...............     $3,581.0          $3,805.2         $  313.4             $1,250.5
                               ================================================================

2001:
Protection ...............     $1,258.5          $1,603.3         $  171.3             $  345.9
Asset Gathering ..........        498.5             441.6             75.0                474.2
Guaranteed & Structured
   Financial Products ....      1,834.5           1,869.2              2.4                107.2
Investment Management ....         28.7                --               --                 97.9
Corporate & Other ........         26.0             414.0              0.3                224.1
                               ----------------------------------------------------------------
     Total ...............     $3,646.2          $4,328.1         $  249.0             $1,249.3
                               ================================================================

(2) Allocations of net investment income and certain operating expenses are based on a number of assumptions and estimates, and reported operating results would change by segment if different methods were applied.

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                           SCHEDULE IV -- REINSURANCE
  As of December 31, 2003, 2002 and 2001 and for each of the years then ended:
                                  (in millions)

                                                                            ASSUMED                          PERCENTAGE
                                                          CEDED TO           FROM                             OF AMOUNT
                                          GROSS            OTHER             OTHER             NET           ASSUMED TO
                                         AMOUNT          COMPANIES         COMPANIES          AMOUNT             NET
2003:
Life insurance in force...........       $291,130.3       $222,077.8        $75,965.3        $145,017.8          52.4%
                                    =======================================================================
Premiums:
Life insurance....................          2,037.1          1,036.6            491.7           1,492.2          33.0%
Accident and health
   Insurance......................            776.4            428.0            198.8             547.2          36.3%
                                    -----------------------------------------------------------------------
     Total........................       $  2,813.5       $  1,464.6        $   690.5        $  2,039.4          33.9%
                                    =======================================================================

2002:
Life insurance in force...........       $308,858.4       $179,098.5        $34,544.8        $164,304.7          21.0%
                                    =======================================================================
Premiums:
Life insurance....................          1,945.3            734.3            305.4           1,516.4          20.1%
Accident and health
   Insurance......................            619.7            315.8            163.9             467.8          35.0%
                                    -----------------------------------------------------------------------
     Total........................       $  2,565.0       $  1,050.1        $   469.3        $  1,984.2          23.7%
                                    =======================================================================

2001:
Life insurance in force...........       $282,557.8       $107,601.2        $27,940.6        $202,897.2          13.8%
                                    =======================================================================
Premiums:
Life insurance....................          2,551.6            787.6            233.2           1,997.2          11.7%
Accident and health
   Insurance......................            529.1            368.9            194.5             354.7          54.8%
                                    -----------------------------------------------------------------------
     Total........................       $  3,080.7       $  1,156.5        $   427.7        $  2,351.9          18.2%
                                    =======================================================================

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

                                    JOHN HANCOCK LIFE INSURANCE COMPANY


                                    By:     /s/ Thomas E. Moloney
                                            -----------------------------------
                                            Thomas E. Moloney
                                            Senior Executive Vice President and
                                            Chief Financial Officer
                                    Date:   March 5, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         SIGNATURE                       TITLE                         DATE

/s/ David F. D'Alessandro
-------------------------
David F. D'Alessandro          Chairman, President, Chief          March 5, 2004
                               Executive Officer and
                               Director Principal
                               Executive Officer)

/s/ Thomas E. Moloney
---------------------
Thomas E. Moloney              Senior Executive Vice               March 5, 2004
                               President and Chief
                               Financial Officer
                               (Principal Financial
                               and Accounting Officer)

/s/ Wayne A. Budd
-----------------
Wayne A. Budd                  Executive Vice President,           March 5, 2004
                               General Counsel and Director

/s/ John M. Connors, Jr.
------------------------
John M. Connors, Jr.           Director                            March 5, 2004

/s/ Robert E. Fast
------------------
Robert E. Fast                 Director                            March 5, 2004

/s/ Richard B. DeWolfe
----------------------
Richard B. DeWolfe             Director                            March 5, 2004

/s/ Thomas P. Glynn
-------------------
Thomas P. Glynn                Director                            March 5, 2004

/s/ Michael C. Hawley
---------------------
Michael C. Hawley              Director                            March 5, 2004

                       JOHN HANCOCK LIFE INSURANCE COMPANY

/s/ Edward H. Linde
-------------------
Edward H. Linde                            Director                March 5, 2004

/s/ Judith A. McHale
--------------------
Judith A. McHale                           Director                March 5, 2004

/s/ R. Robert Popeo
-------------------
R. Robert Popeo                            Director                March 5, 2004

/s/ Richard F. Syron
--------------------
Richard F. Syron                           Director                March 5, 2004

/s/ Robert J. Tarr, Jr.
-----------------------
Robert J. Tarr, Jr.                        Director                March 5, 2004

/s/ Foster L. Aborn
-------------------
Foster L. Aborn                            Director                March 5, 2004

/s/ John M. DeCiccio
--------------------
John M. DeCiccio                           Director                March 5, 2004

/s/ Robert J. Davis
-------------------
Robert J. Davis                            Director                March 5, 2004