Form 10-Q
period 2004-03-31
HANCOCK JOHN LIFE INSURANCE CO
filed 2004-05-07
CIK 917406

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

As of May 3, 2004 there were outstanding 1,000 shares of common stock, $0.01 par value, of the registrant, all of which were owned by
                      John Hancock Financial Services, Inc.

                            Reduced Disclosure Format

 Registrant meets the conditions set forth in General Instruction H(1) (a) and
           (b) of Form 10-Q and is therefore filing this Form with the educed Disclosure Format.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                           CONSOLIDATED BALANCE SHEETS


                                                                     March 31,
                                                                       2004      December 31,
                                                                    (unaudited)     2003
                                                                    ------------------------
                                                                         (in millions)
Assets
Investments
Fixed maturities:
     Held-to-maturity--at amortized cost
     (fair value: March 31--$1,470.5; December 31--$1,512.8) ...    $ 1,447.5      $ 1,488.7
     Available-for-sale--at fair value
     (cost: March 31--$46,057.1; December 31--$43,907.7) .......     49,394.3       46,482.1
Equity securities:
     Available-for-sale--at fair value
     (cost: March 31--$196.8; December 31--$249.9) .............        264.7          333.1
     Trading securities--at fair value
     (cost: March 31--$0.1; December 31--$0.1) .................          0.6            0.6
Mortgage loans on real estate ..................................     10,722.3       10,871.1
Real estate ....................................................        121.3          123.8
Policy loans ...................................................      2,014.2        2,019.2
Short-term investments .........................................          7.7           31.5
Other invested assets ..........................................      3,179.6        2,912.2
                                                                    ---------      ---------

         Total Investments .....................................     67,152.2       64,262.3

Cash and cash equivalents ......................................      2,427.9        2,626.9
Accrued investment income ......................................        751.1          700.5
Premiums and accounts receivable ...............................        113.5          104.1
Deferred policy acquisition costs ..............................      3,386.7        3,420.7
Reinsurance recoverable ........................................      2,802.6        2,677.3
Other assets ...................................................      3,142.8        3,169.7
Separate account assets ........................................     18,875.1       19,369.6
                                                                    ---------      ---------
         Total Assets ..........................................    $98,651.9      $96,331.1
                                                                    =========      =========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                                                                   March 31,
                                                                                     2004     December 31,
                                                                                  (unaudited)     2003
                                                                                  ------------------------
                                                                                        (in millions)
Liabilities and Shareholder's Equity

Liabilities
Future policy benefits .....................................................      $39,503.7      $38,451.0
Policyholders' funds .......................................................       21,968.3       21,693.5
Consumer notes .............................................................        1,825.1        1,550.4
Unearned revenue - Note 1 ..................................................          392.1          406.9
Unpaid claims and claim expense reserves ...................................          182.5          166.5
Dividends payable to policyholders .........................................          426.9          440.0
Short-term debt ............................................................           75.9          104.0
Long-term debt .............................................................          619.5          609.4
Income taxes ...............................................................        1,820.2        1,534.1
Other liabilities ..........................................................        4,755.2        4,417.7
Separate account liabilities ...............................................       18,875.1       19,369.6
                                                                                  ---------      ---------
         Total liabilities .................................................       90,444.5       88,743.1

Minority interest ..........................................................            5.1            5.1

Commitments and contingencies - Note 4

Shareholder's Equity
Common stock, $10,000 par value; 1,000 shares authorized and outstanding ...           10.0           10.0
Additional paid in capital .................................................        4,763.2        4,763.2
Retained earnings ..........................................................        1,486.4        1,332.1
Accumulated other comprehensive income .....................................        1,942.7        1,477.6
                                                                                  ---------      ---------

         Total Shareholder's Equity ........................................        8,202.3        7,582.9
                                                                                  ---------      ---------

         Total Liabilities and Shareholder's Equity ........................      $98,651.9      $96,331.1
                                                                                  =========      =========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                      2004         2003
                                                                                    ----------------------
                                                                                        (in millions)
Revenues
   Premiums ....................................................................    $  470.7      $  472.3
   Universal life and investment-type product fees .............................       176.8         155.0
   Net investment income .......................................................       983.5         933.1
   Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholders and the policyholder dividend obligation $(0.8) and $(49.8) for the three months ended
      March 31, 2004 and 2003, respectively) ...................................       (97.7)        105.4
   Investment management revenues, commissions and other fees ..................       132.4         119.2
   Other revenue ...............................................................        71.2          72.1
                                                                                    --------      --------
         Total revenues ........................................................     1,736.9       1,857.1

Benefits and Expenses
   Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to participating pension contractholders and the policyholder dividend obligation $17.2 and
       $(41.3) for the three months ended
       March 31, 2004 and 2003 respectively ....................................       935.3         949.3
   Other operating costs and expenses ..........................................       374.6         318.7
   Amortization of deferred policy acquisition costs, excluding amounts related to net realized investment and other gains (losses)
     ($(18.0) and $(8.5) for the three months ended March 31,
     2004 and 2003, respectively) ..............................................       102.9          69.8
   Dividends to policyholders ..................................................       116.6         132.5
                                                                                    --------      --------
         Total benefits and expenses ...........................................     1,529.4       1,470.3

Income before income taxes and cumulative effect of
   accounting change ...........................................................       207.5         386.8

Income taxes ...................................................................        49.9         115.8
                                                                                    --------      --------

Income before cumulative effect of accounting change ...........................       157.6         271.0

Cumulative effect of accounting change, net of income tax - Note 1 .............        (3.3)           --
                                                                                    --------      --------

Net income .....................................................................    $  154.3      $  271.0
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

                       JOHN HANCOCK LIFE INSURANCE COMPANY


      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                            AND COMPREHENSIVE INCOME

                                                                                        Accumulated
                                                               Additional                  Other          Total
                                                     Common     Paid in     Retained   Comprehensive  Shareholder's   Outstanding
                                                      Stock     Capital     Earnings   Income (Loss)      Equity         Shares
                                                    -----------------------------------------------------------------------------
                                                                (in millions, except for outstanding share amounts)

Balance at January 1, 2003 ......................   $10.0      $4,763.2      $  956.1      $  442.2       $6,171.5          1,000

Comprehensive income:
     Net income .................................                               271.0                        271.0

       Other comprehensive income, net of tax:
       Net unrealized gains (losses) ............                                             307.5          307.5
       Net accumulated gains (losses) on cash
         flow hedges ............................                                               5.8            5.8
       Foreign currency translation
         adjustment .............................                                              (0.1)          (0.1)
       Minimum pension liability ................                                               1.7            1.7
                                                                                                          --------
Comprehensive income ............................                                                            585.9
                                                    -----------------------------------------------------------------------------

Balance at March 31, 2003 .......................   $10.0      $4,763.2      $1,227.1      $  757.1       $6,757.4          1,000
                                                    =============================================================================

Balance at January 1, 2004 ......................   $10.0      $4,763.2      $1,332.1      $1,477.6       $7,582.9          1,000

Comprehensive income:
     Net income .................................                               154.3                        154.3

     Other comprehensive income, net of tax:
       Net unrealized gains (losses) ............                                             350.9          350.9
       Net accumulated gains (losses) on cash
         flow hedges ............................                                             113.7          113.7
       Foreign currency translation
         adjustment .............................                                                --             --
       Minimum pension liability ................                                               0.5            0.5
                                                                                                          --------
Comprehensive income ............................                                                            619.4
                                                    -----------------------------------------------------------------------------

Balance at March  31, 2004 ......................   $10.0      $4,763.2      $1,486.4      $1,942.7       $8,202.3          1,000
                                                    =============================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                             2004          2003
                                                                                         ---------------------------
                                                                                               (in millions)
Cash flows from operating activities:
     Net income......................................................................         $154.3        $271.0
     Adjustments to reconcile net income to net cash provided by operating activities:
       Amortization of discount - fixed maturities...................................           11.4          (6.9)
       Net realized investment and other (gains) losses..............................           97.7        (105.4)
       Cumulative effect of accounting change........................................            3.3            --
       Change in deferred policy acquisition costs...................................             --         (74.1)
       Depreciation and amortization.................................................           11.4          11.6
       Decrease (increase) in accrued investment income..............................          (50.6)         23.5
       Decrease (increase) in premiums and accounts receivable.......................           (9.4)         10.8
       Increase in other assets and other liabilities, net...........................          (59.2)        (58.3)
       Increase in policy liabilities and accruals, net..............................          356.4         366.9
       Increase in income taxes......................................................           21.3         127.4
                                                                                         -------------  ------------

              Net cash provided by operating activities..............................          536.6         566.5

Cash flows from investing activities:
       Sales of:
         Fixed maturities available-for-sale.........................................        1,849.2       2,376.0
         Equity securities available-for-sale........................................           79.2          16.9
         Short-term investments and other invested assets............................           79.5          55.0
         Real estate.................................................................            8.2           4.5
         Home Office properties......................................................             --         887.6
       Maturities, prepayments and scheduled redemptions of:
         Fixed maturities held-to-maturity...........................................           35.7          83.4
         Fixed maturities available-for-sale.........................................          996.4         993.5
         Short-term investments and other invested assets............................           24.7          46.7
         Mortgage loans on real estate...............................................          507.8         195.9
       Purchases of:
         Fixed maturities held-to-maturity...........................................             --          (2.0)
         Fixed maturities available-for-sale.........................................       (3,620.8)     (4,525.6)
         Equity securities available-for-sale........................................          (38.6)        (0.6)
         Real estate.................................................................           (2.4)        (2.4)
         Short-term investments and other invested assets............................         (291.8)      (211.6)
         Mortgage loans on real estate issued........................................         (309.2)      (363.3)
       Other, net....................................................................          (77.9)       (31.3)
                                                                                         ------------- -------------

           Net cash used in investing activities.....................................        $(760.0)     $(477.3)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                                  2004          2003
                                                                                 --------------------
                                                                                     (in millions)
Cash flows from financing activities:
     Universal life and investment-type contract deposits ....................   $1,766.4    $2,738.7
     Universal life and investment-type contract maturities and withdrawals ..   (1,978.1)   (1,781.6)
     Issuance of consumer notes ..............................................      274.7       201.8
     Issuance of short-term debt .............................................         --        70.4
     Issuance of long-term debt ..............................................        0.2          --
     Repayment of short-term debt ............................................      (37.9)      (75.3)
     Repayment of long-term debt .............................................       (0.9)       (3.1)
                                                                                 --------    --------

         Net cash provided by financing activities ...........................       24.4     1,150.9
                                                                                 --------    --------

         Net increase (decrease) in cash and cash equivalents ................     (199.0)    1,240.1

         Cash and cash equivalents at beginning of year ......................    2,626.9       897.0
                                                                                 --------    --------

         Cash and cash equivalents at end of period ..........................   $2,427.9    $2,137.1
                                                                                 ========    ========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 - Summary of Significant Accounting Policies

Business

John Hancock Life Insurance Company, (the Company), is a diversified financial services organization that provides a broad range of insurance and investment products and investment management and advisory services. The Company is a wholly owned subsidiary of John Hancock Financial Services (JHFS). On April 28, 2004, JHFS completed its merger agreement with Manulife Financial Corporation (Manulife) and as of the close of business JHFS common stock stopped trading on the New York Stock Exchange. In accordance with the agreement, each share of JHFS common stock was converted into 1.1853 shares of Manulife stock. Commencing on April 28, 2004, the Company now operates as a subsidiary of Manulife and the John Hancock name is Manulife's primary U.S. brand.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the Company's financial position and results of operations. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with the Company's annual audited financial statements as of December 31, 2003 included in the Company's Form 10-K for the year ended December 31, 2003 filed with the United States Securities and Exchange Commission (hereafter referred to as the Company's 2003 Form 10-K). All of the Company's United States Securities and Exchange Commission filings are available on the internet at www.sec.gov, under the name Hancock John Life.

The balance sheet at December 31, 2003, presented herein, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Acquisition / Disposal Activity

The acquisition described under the table below was recorded under the purchase method of accounting and, accordingly, the operating results of the acquired business have been included in the Company's consolidated results of operations from the date of acquisition. The purchase price was allocated to the assets acquired and the liabilities assumed based on estimated fair values, with the excess of the purchase price over the estimated fair values recorded as goodwill. This acquisition was made by the Company in execution of its plan to acquire businesses that have strategic value, meet its earnings requirements and advance the growth of its current businesses.

The disposal described under the table below was conducted in order to execute the Company's strategy to focus resources on businesses in which it can have a leadership position. The table below presents actual and proforma data, for comparative purposes, of revenue and net income for the periods indicated, to demonstrate the proforma effect of the acquisition and of the disposal as if they both occurred on January 1, 2003.

                                           Three Months Ended March 31,
                                   2004                     2003
                                 Proforma      2004       Proforma       2003
                                 -----------------------------------------------
                                                 (in millions)

Revenue ....................     $1,736.9     $1,736.9     $1,826.0     $1,857.1

Net income .................     $  154.3     $  154.3     $  270.1     $  271.0

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 - Summary of Significant Accounting Policies - (Continued)

Acquisition:

On December 31, 2003, the Company acquired the fixed universal life insurance business of Allmerica Financial Corporation (Allmerica) through a reinsurance agreement for approximately $104.3 million. There was no impact on the Company's results of operations from the acquired insurance business during 2002.

Disposal:

On June 19, 2003, the Company agreed to sell its group life insurance business through a reinsurance agreement with Metropolitan Life Insurance Company, Inc (MetLife). The Company is ceding all activity after May 1, 2003 to MetLife. The transaction was recorded as of May 1, 2003 and closed November 4, 2003. There was no impact on the Company's results of operations from the disposed operations during the first three months of 2003.

Stock-Based Compensation

For stock option grants made to employees prior to January 1, 2003, the Company applied the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," which resulted in no compensation expense recognized for these stock option grants to employees. Prior to January 1, 2003 the Company recognized compensation expense at the time of the grant or over the vesting period for grants of non-vested stock to employees and non-employee board members and grants of stock options to non-employee general agents and has continued this practice. All options granted under those plans had an exercise price equal to the market value of the Company's common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the effect of which is to record compensation expense for grants made subsequent to this date. The following table illustrates the pro forma effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation.

                                                                       Three Months Ended
                                                                           March 31,
                                                                        2004        2003
                                                                       ------------------
                                                                         (in millions)
      Net income, as reported ......................................   $154.3      $271.0
      Add: Stock-based  employee  compensation expense included
         in reported net income, net of related tax effects ........      3.4         0.6
      Deduct: Total stock-based  employee  compensation expense
         determined  under  fair value  method for all  awards,
         net of related tax effects ................................      5.1         9.3
                                                                       ------      ------
      Proforma net income ..........................................   $152.6      $262.3
                                                                       ======      ======

Recent Accounting Pronouncements

FASB Interpretation No. 46 (revised December 2003) - Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51

In December, 2003, the FASB re-issued Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51," (FIN 46R) which clarifies the consolidation accounting guidance of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," (ARB No. 51) to certain entities for which controlling financial interests are not measurable by reference to ownership of the equity of the entity. Such entities are known as variable interest entities (VIEs).

Controlling financial interests of a VIE are defined as exposure of a party to the VIE to a majority of either the expected variable losses or expected variable returns of the VIE, or both. Such party is the primary beneficiary of the VIE and FIN 46R requires that the primary beneficiary of a VIE consolidate the VIE. FIN 46R also requires certain disclosures for significant relationships with VIEs, whether or not consolidation accounting is either used or anticipated. The consolidation requirements of FIN 46R applied at December 31, 2003 for entities considered to be special purpose entities (SPEs), and applied at March 31, 2004 for non-SPE entities.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 - Summary of Significant Accounting Policies - (Continued)

The Company categorized its FIN 46R consolidation candidates into three categories- 1) collateral debt obligation funds it manages (CDO funds or CDOs), which are SPEs, 2) low-income housing properties (the Properties) which are not SPEs, and 3) assorted other entities (Other Entities) which are not SPEs. The Company has determined that it should not consolidate any of the CDO funds, Properties or Other Entities, therefore the adoption of FIN 46R had no impact on the Company's consolidated financial position, results of operations or cash flows.

Additional liabilities recognized as a result of consolidating any VIEs with which the Company is involved would not represent additional claims on the general assets of the Company; rather, they would represent claims against additional assets recognized by the Company as a result of consolidating the VIEs. Conversely, additional assets recognized as a result of consolidating VIEs would not represent additional assets which the Company could use to satisfy claims against its general assets, rather they would be used only to settle additional liabilities recognized as a result of consolidating the VIEs.

Refer to Note 3--Relationships with Variable Interest Entities for a more complete discussion of the Company's significant relationships with VIEs, their assets and liabilities, and the Company's maximum exposure to loss as a result of its involvement with them.

Statement of Position 03-1 - Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long Duration Contracts and for Separate Accounts

On July 7, 2003, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long Duration Contracts and for Separate Accounts" (SOP 03-1). SOP 03-1 provides guidance on a number of topics unique to insurance enterprises, including separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general account to a separate account, liability valuation, returns based on a contractually referenced pool of assets or index, accounting for contracts that contain death or other insurance benefit features, accounting for reinsurance and other similar contracts, accounting for annuitization benefits, and sales inducements to contractholders.

The Company adopted SOP 03-1 on January 1, 2004, which resulted in a decrease in shareholders' equity of $1.5 million (net of tax of $0.8 million). The Company recorded a reduction in net income of $3.3 million (net of tax of $1.8 million) partially offset by an increase in other comprehensive income of $1.8 million (net of tax of $1.0 million) which were recorded as the cumulative effects of an accounting change, on January 1, 2004. In addition, in conjunction with the adoption of SOP 03-1 the Company reclassified $933.8 million in separate account assets and liabilities to the general account balance sheet accounts.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 2 - Segment Information

The Company operates in the following five business segments: two segments primarily serve retail customers, two segments serve institutional customers and our fifth segment is the Corporate and Other Segment, which includes our international operations, the corporate account and several run-off businesses. Our retail segments are the Protection Segment and the Asset Gathering Segment. Our institutional segments are the Guaranteed and Structured Financial Products Segment (G&SFP) and the Investment Management Segment. For additional information about the Company's business segments please refer to the Company's 2003 Form 10-K.

The following table summarizes selected financial information by segment for the periods and dates indicated, and reconcile segment revenues and segment after-tax operating income to amounts reported in the unaudited consolidated statements of income. Included in the Protection Segment for all periods presented are the assets, liabilities, revenues and expenses of the closed block. For additional information on the closed block, see Note 5 - Closed Block in the notes to the unaudited consolidated financial statements and the related footnote in the Company's 2003 Form 10-K.

Amounts reported as segment adjustments in the tables below primarily relate to:

      (i) certain net realized investment and other gains (losses), net of related amortization adjustment for deferred policy acquisition costs, amounts credited to participating pension contractholder accounts and policyholder dividend obligation (this adjustment for net realized investment and other gains (losses) excludes gains and losses from mortgage securitizations because management views these gains and losses as an integral part of the core business of those operations),

      (ii)  cumulative effect of accounting changes.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 2 - Segment Information - (Continued)

                                                               Asset                    Investment     Corporate
                                             Protection      Gathering      G&SFP       Management     and Other  Consolidated
                                             ---------------------------------------------------------------------------------
                                                                              (in millions)
As of or for the three months ended
 March 31, 2004
Revenues:
   Revenues from external
     customers ...........................   $   524.3      $   133.4    $    15.6      $    26.2     $   154.3      $   853.8
   Net investment income .................       365.3          177.9        401.8            1.6          36.9          983.5
   Inter-segment revenues ................          --            0.3          0.1            4.8          (5.2)            --
                                             ---------------------------------------------------------------------------------
   Segment revenues ......................       889.6          311.6        417.5           32.6         186.0        1,837.3
   Net realized investment and
     other gains (losses), net ...........        (1.8)          (7.0)      (116.6)            --          25.0         (100.4)
                                             ---------------------------------------------------------------------------------
   Revenues ..............................   $   887.8      $   304.6    $   300.9      $    32.6     $   211.0      $ 1,736.9
                                             =================================================================================
Net Income:
    Segment after-tax operating
     income ..............................   $    85.6      $    38.8    $    68.8      $     3.6     $    25.8      $   222.6
   Net realized investment and
     other gains (losses), net ...........        (1.5)          (4.5)       (74.8)            --          15.8          (65.0)
   Cumulative effect of accounting
     change, net of tax ..................        (0.9)          (2.7)         0.3             --            --           (3.3)
                                             ---------------------------------------------------------------------------------
   Net income ............................   $    83.2      $    31.6    $    (5.7)     $     3.6     $    41.6      $   154.3
                                             =================================================================================
Supplemental Information:
   Equity in net income of investees
     accounted for by the equity method ..   $     8.6      $     3.0    $     9.9      $     0.4     $    40.8      $    62.7
   Carrying value of investments
       accounted for by the equity
       method ............................       441.8          230.5        591.1           40.4         655.4        1,959.2
   Amortization of deferred policy
     acquisition costs, excluding
     amounts related to net realized
     investment and other gains
     (losses) ............................        61.4           41.1          0.5             --          (0.1)         102.9
   Segment assets ........................   $38,376.0      $18,962.9    $36,520.2      $ 2,260.2     $ 2,532.6      $98,651.9

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 2 - Segment Information - (Continued)

                                                                  Asset                    Investment       Corporate
                                               Protection       Gathering      G&SFP       Management       and Other   Consolidated
                                               -------------------------------------------------------------------------------------
                                                                                   (in millions)
As of or for the three months ended
March 31, 2003
Revenues:
     Revenues from external customers .......   $   482.9      $   135.6      $    18.1      $    22.0      $   161.5      $   820.1
     Net investment income ..................       343.6          166.0          427.3            4.2           (8.0)         933.1
     Inter-segment revenues .................          --            0.3             --            6.4           (6.7)            --
                                                ------------------------------------------------------------------------------------
     Segment revenues .......................       826.5          301.9          445.4           32.6          146.8        1,753.2
     Net realized investment and other
       gains (losses), net ..................       (32.0)         (37.7)        (135.3)            --          308.9          103.9
                                                ------------------------------------------------------------------------------------
     Revenues ...............................   $   794.5      $   264.2      $   310.1      $    32.6      $   455.7      $ 1,857.1
                                                ====================================================================================

Net Income:
     Segment after-tax operating income .....   $    83.1      $    40.0      $    76.9      $     5.6      $    (1.8)     $   203.8
     Net realized investment and other
       gains (losses), net ..................       (20.5)         (24.1)         (85.4)            --          197.2           67.2
                                                ------------------------------------------------------------------------------------
     Net income .............................   $    62.6      $    15.9      $    (8.5)     $     5.6      $   195.4      $   271.0
                                                ====================================================================================

Supplemental Information:
     Equity in net income of investees
       accounted for by the equity method ...   $     5.2      $     2.1      $     7.9      $    (0.1)     $     0.1      $    15.2
     Carrying amount of investments
       accounted for under the equity
       method ...............................       256.0          157.7          440.4           11.2          635.8        1,501.1
     Amortization of deferred policy
       acquisition costs, excluding
       amounts related to net realized
       investment and other gains (losses) ..        35.2           33.9            0.5             --            0.2           69.8
     Segment assets .........................   $32,910.8      $17,264.4      $35,644.5      $ 2,389.8      $ 2,894.7      $91,104.2

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 - Relationships with Variable Interest Entities

The Company has relationships with various types of special purpose entities
(SPEs) and other entities, some of which are variable interest entities (VIEs), in accordance with FIN 46R, as discussed in Note 1--Summary of Significant Accounting Policies above. Presented below are discussions of the Company's significant relationships with them, the Company's conclusions about whether the Company should consolidate them, and certain summarized financial information for them. As explained in Note 1--Summary of Significant Accounting Policies above, additional liabilities recognized as a result of consolidating any VIEs with which the Company is involved would not represent additional claims on the general assets of the Company; rather, they would represent claims against additional assets recognized by the Company as a result of consolidating the VIEs. These additional liabilities would be non-recourse to the general assets of the Company. Conversely, additional assets recognized as a result of consolidating these VIEs would not represent additional assets which the Company could use to satisfy claims against its general assets, rather they would be used only to settle additional liabilities recognized as a result of consolidating the VIEs.

Collateralized Debt Obligation Funds (CDOs). Since 1996, the Company has acted as investment manager to certain asset backed investment vehicles, commonly known as collateralized debt obligation funds (CDOs). The Company also invests in the debt and/or equity of these CDOs, and in the debt and/or equity of CDOs managed by others. CDOs raise capital by issuing debt and equity securities, and use their capital to invest in portfolios of interest bearing securities. The returns from a CDO's portfolio of investments are used by the CDO to finance its operations including paying interest on its debt and paying advisory fees and other expenses. Any net income or net loss is shared by the CDO's equity owners and, in certain circumstances where the Company manages the CDO, positive investment experience is shared by the Company through variable performance management fees. Any net losses in excess of the CDO equity are borne by the debt owners in ascending order of subordination. Owners of securities issued by CDOs that are managed by the Company have no recourse to the Company's assets in the event of default by the CDO. The Company's risk of loss from any CDO it manages, or in which it invests, is limited to its investment in the CDO.

In accordance with previous consolidation accounting principles (now superceded by FIN 46R), the Company formerly consolidated a CDO only if the Company owned a majority of the CDO's equity. The Company is now required to consolidate a CDO when, in accordance with FIN 46R, the CDO is deemed to be a VIE, and the Company is deemed to be the primary beneficiary of the CDO. For those CDOs which are not deemed to be VIEs, the Company determines its consolidation status by considering the control relationships among the equity owners of the CDOs. The Company has determined whether each CDO should be considered a VIE, and while most are VIEs, some are not. The Company has determined that it is not the primary beneficiary of any CDO which is a VIE, and for those that are not VIEs, the Company also does not have controlling financial interests. Therefore, the Company will not use consolidation accounting for any of the CDOs which it manages.

The Company believes that its relationships with its managed CDOs are collectively significant, and accordingly provides, in the tables below, summary financial data for all these CDOs and data relating to the Company's maximum exposure to loss as a result of its relationships with them. The Company has determined that it is not the primary beneficiary of any CDO in which it invests and does not manage and thus will not be required to consolidate any of them, and considers that its relationships with them are not collectively significant, therefore the Company has not disclosed data for them. Credit ratings are provided by nationally recognized credit rating agencies, and relate to the debt issued by the CDOs in which the Company has invested.

                                                  March 31,    December 31,
                                                    2004           2003
                                                  ------------------------
                                                        (in millions)
Total size of Company-Managed CDOs

Total assets .................................    $4,891.1        $4,922.2
                                                  ========        ========

Total debt ...................................    $4,188.4        $4,158.2

Total other liabilities ......................       600.7           712.0
                                                  --------        --------
Total liabilities ............................     4,789.1         4,870.2
Total equity .................................       102.0            52.0
                                                  --------        --------
Total liabilities and equity .................    $4,891.1        $4,922.2
                                                  ========        ========

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 - Relationships with Variable Interest Entities - (Continued)

Maximum exposure of the Company to losses       March 31,        December 31,
From Company-Managed CDOs                         2004               2003
                                             -----------------------------------
                                              (in millions, except percentages)
Investment in tranches of Company managed
CDOs, by credit rating (Moody's/Standard
& Poors):
Aaa/AAA .................................    $192.3     34.9%   $201.0     35.6%
Aa1/AA+ .................................      74.8     13.6      75.7     13.4
Baa2/BBB ................................     217.9     39.6     218.0     38.8
B2 ......................................       8.2      1.5       8.0      1.4
B3/B- ...................................      12.9      2.3        --       --
Caa1/CCC+ ...............................        --       --      13.2      2.3
Not rated (equity) ......................      44.8      8.1      48.1      8.5
                                             ------   ------    ------   ------
Total Company exposure ..................    $550.9    100.0%   $564.0    100.0%
                                             ======   ======    ======   ======

Low-Income Housing Properties. Since 1995, the Company has generated income tax benefits by investing in apartment properties (the Properties) that qualify for low income housing and/or historic tax credits. The Company initially invested in the Properties directly, but primarily invests indirectly via limited partnership real estate investment funds (the Funds), which are consolidated into the Company's financial statements. The Properties are organized as limited partnerships or limited liability companies each having a managing general partner or a managing member. The Company is usually the sole limited partner or investor member in each Property; it is not the general partner or managing member in any Property.

The Properties typically raise additional capital by qualifying for long-term debt, which at times is guaranteed or otherwise subsidized by Federal or state agencies, or by Fannie Mae. In certain cases, the Company invests in the mortgages of the Properties. The Company's maximum loss in relation to the Properties is limited to its equity investment in the Properties, future equity commitments made, and where the Company is the mortgagor, the outstanding balance of the mortgages originated for the Properties, and outstanding mortgage commitments the Company has made to the Properties. The Company receives Federal income tax credits in recognition of its investment in each of the Properties for a period of ten years and in some cases, the Company receives distributions from the Properties which are based on a portion of the Property cash flows.

The Company has determined that it is not the primary beneficiary of any Property, so the Company will not use consolidation accounting for any of them. The Company believes that its relationships with the Properties are significant, and accordingly, the disclosures in the tables below are provided. The tables below present summary financial data for the Properties, and data relating to the Company's maximum exposure to loss as a result of its relationships with them.

                                                        March 31,   December 31,
                                                          2004          2003
                                                        ------------------------
                                                            (in millions)
Total size of the Properties (1)

Total assets .....................................      $982.7            $982.7
                                                        ======            ======

Total debt .......................................       576.3             576.3
Total other liabilities ..........................       116.6             116.6
                                                        ------            ------
Total liabilities ................................       692.9             692.9
Total equity .....................................       289.8             289.8
                                                        ------            ------
Total liabilities and equity .....................      $982.7            $982.7
                                                        ======            ======

(1) Property level data reported above is reported with six and three month delays, respectively, due to the delayed availability of financial statements of the Funds.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 - Relationships with Variable Interest Entities - (Continued)


                                                                 March 31,    December 31,
                                                                   2004           2003
                                                                 -------------------------
                                                                       (in millions)
Maximum exposure of the Company to losses from the Properties

Equity investment in the Properties (1) ......................   $291.0            $291.0
Outstanding equity capital commitments to the Properties .....     97.7             108.2
Carrying value of mortgages for the Properties ...............     65.0              62.8
Outstanding mortgage commitments to the Properties ...........      2.7               5.1
                                                                 ------            ------
Total Company exposure .......................................   $456.4            $467.1
                                                                 ======            ======

(1) Equity investment in the Properties above is reported with six and three month delays, respectively, due to the delayed availability of financial statements of the Funds.

Other Entities. The Company has investment relationships with a disparate group of entities (Other Entities), which result from the Company's direct investment in their debt and/or equity. This category includes energy investment partnerships, investment funds organized as limited partnerships, and businesses which have undergone debt restructurings and reorganizations and other. The Company has determined that for each of these Other Entities which are VIEs, the Company is not the primary beneficiary, and should not use consolidation accounting for them. The Company believes that its relationships with the Other Entities are not significant, and is accordingly no longer providing summary financial data for them, or data relating to the Company's maximum exposure to loss as a result of its relationships with them. These potential losses are generally limited to amounts invested and are included in the Company's consolidated balance sheets in appropriate investment categories.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 4 - Commitments and Contingencies

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

Through the Company's group health insurance operations, the Company entered into a number of reinsurance arrangements in respect of personal accident insurance and the occupational accident component of workers compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, the Company both assumed risks as a reinsurer, and also passed 95% of these risks on to other companies. This business had originally been reinsured by a number of different companies, and has become the subject of widespread disputes. The disputes concern the placement of the business with reinsurers and recovery of the reinsurance. The Company is engaged in certain disputes, including a number of related legal proceedings, in respect of this business. The risk to the Company is that other companies that reinsured the business from the Company may seek to avoid their reinsurance obligations. However, the Company believes that it has a reasonable legal position in this matter. During the fourth quarter of 1999 and early 2000, the Company received additional information about its exposure to losses under the various reinsurance programs. As a result of this additional information and in connection with global settlement discussions initiated in late 1999 with other parties involved in the reinsurance programs, during the fourth quarter of 1999 the Company recognized a charge for uncollectible reinsurance of $133.7 million, after tax, as its best estimate of its remaining loss exposure. The Company believes that any exposure to loss from this issue, in addition to amounts already provided for as of March 31, 2004, would not be material to the Company's financial position, results of operation or liquidity.

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

Other Matters

In the normal course of its business operations, the Company is involved with litigation from time to time with claimants, beneficiaries and others, and a number of litigation matters were pending as of March 31, 2004. It is the opinion of management, after consultation with counsel, that the ultimate liability with respect to these claims, if any, will not materially affect the financial position, results of operations or liquidity of the Company.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 5 - Closed Block

In connection with the Company's plan of reorganization for its demutualization and initial public offering, the Company created a closed block for the benefit of policies included therein. Additional information regarding the creation of the closed block and relevant accounting issues is contained in the notes to consolidated financial statements of the Company's 2003 Form 10-K. The following tables set forth certain summarized financial information relating to the closed block as of the dates indicated.

                                                                            March 31,      December 31,
                                                                              2004             2003
                                                                           ----------------------------
                                                                                  (in millions)
Liabilities
Future policy benefits .................................................   $10,703.6          $10,690.6
Policyholder dividend obligation .......................................       524.8              400.0
Policyholders' funds ...................................................     1,510.9            1,511.9
Policyholder dividends payable .........................................       413.5              413.1
Other closed block liabilities .........................................       109.6               37.4
                                                                           ----------------------------
    Total closed block liabilities ......................................  $13,262.4          $13,053.0
                                                                           ----------------------------

Assets
Investments:
Fixed maturities:
   Held-to-maturity--at amortized cost
     (fair value: March 31--$61.2; December 31--$69.6) .................   $    61.2          $    66.0
   Available-for-sale--at fair value
     (cost: March 31--$6,014.4; December 31--$5,847.6) .................     6,554.7            6,271.1
Equity securities:
   Available-for-sale--at fair value
     (cost: March 31--$8.7 December 31--$9.1) ..........................         8.9                9.1
Mortgage loans on real estate ..........................................     1,556.3            1,577.9
Policy loans ...........................................................     1,549.7            1,554.0
Short term investments .................................................          --                1.2
Other invested assets ..................................................       296.4              230.6
                                                                           ----------------------------
   Total investments ...................................................    10,027.2            9,709.9

Cash and cash equivalents ..............................................       162.9              248.3
Accrued investment income ..............................................       148.3              145.1
Other closed block assets ..............................................       306.0              308.6
                                                                           ----------------------------
   Total closed block assets ...........................................   $10,644.4          $10,411.9
                                                                           ----------------------------

Excess of reported closed block liabilities over assets
   designated to the closed block ......................................   $ 2,618.0          $ 2,641.1
                                                                           ----------------------------

Portion of above representing other comprehensive income:
   Unrealized appreciation (depreciation), net of tax of ($189.0)
     million and ($148.0) million at March 31 and December 31,
     respectively ......................................................       351.1              275.3
   Allocated to the policyholder dividend obligation, net of tax of
     $188.0 million and $148.1 million at  March 31 and December 31,
     respectively ......................................................      (349.1)            (275.1)
                                                                           ----------------------------
       Total ...........................................................         2.0                0.2
                                                                           ----------------------------

Maximum future earnings to be recognized from closed block
   assets and liabilities ..............................................   $ 2,620.0          $ 2,641.3
                                                                           ============================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 5 - Closed Block - (Continued)

                                                          March 31,    December 31,
                                                             2004          2003
                                                        ---------------------------
                                                             (in millions)
Changes in the policyholder dividend obligation:
   Balance at beginning of period ...................   $400.0               $288.9
     Impact on net income before income taxes .......     10.9                (57.9)
     Unrealized investment gains (losses) ...........    113.9                169.0
                                                        ---------------------------

   Balance at end of period .........................   $524.8               $400.0
                                                        ===========================

The following table sets forth certain summarized financial information relating to the closed block for the periods indicated:

                                                                                   Three Months Ended March 31,
                                                                                   2004                   2003
                                                                                 -------------------------------
                                                                                         (in millions)
Revenues
   Premiums ................................................................     $209.3                   $224.4
   Net investment income ...................................................      157.9                    164.6
   Net realized investment and other gains (losses), net of amounts credited to the policyholder dividend obligation of $14.9
     million and $(35.0) million, respectively .............................       (1.1)                    (1.2)
   Other closed block revenues .............................................       (0.3)                      --
                                                                                 -------------------------------
     Total closed block revenues ...........................................      365.8                    387.8

Benefits and Expenses
   Benefits to policyholders ...............................................      232.0                    245.6
   Change in the policyholder dividend obligation ..........................       (4.6)                    (5.5)
   Other closed block operating costs and expenses .........................        1.4                     (2.5)
   Dividends to policyholders ..............................................      104.8                    117.0
                                                                                 -------------------------------
    Total benefits and expenses ...........................................      333.6                    354.6
                                                                                 -------------------------------
  Closed block revenues, net of closed block benefits and expenses
     and before income taxes ...............................................       32.2                     33.2
   Income taxes, net of amounts credited to the policyholder
     dividend obligation of $0.6 million and $0.5 million, respectively ....       11.2                     11.4
                                                                                 -------------------------------
   Closed block revenues, net of closed block benefits and expenses
        and income taxes ...................................................     $ 21.0                   $ 21.8
                                                                                 ===============================

Note 6 - Severance

During the three month period ended March 31, 2004, the Company continued its ongoing Competitive Position Project (the project). This project was initiated in the first quarter of 1999 to reduce costs and increase future operating efficiency by consolidating portions of the Company's operations and continued through the first quarter of 2004. The project consists primarily of reducing staff in the home office and terminating certain operations outside the home office.

Since the inception of the project as well as from similar initiatives such as our information technology outsourcing and the sale of the home office properties, approximately 1,530 employees have been terminated. Benefits paid since the inception of the project were $110.4 million through March 31, 2004. As of March 31, 2004 and December 31, 2003, the liability for employee termination costs, included in other liabilities was $9.0 million and $12.0 million, respectively. Employee termination costs, net of related pension curtailment and other post employment benefit related gains, are included in other operating costs and expenses and were $(0.8) million and $6.2 million for the three months ended March 31, 2004 and 2003, respectively. The total employee termination costs for the three month period ended March 31, 2003 consisted of an estimated $6.2 million for planned terminations related to our information technology outsourcing.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 7 - Related Party Transactions

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

The Company provides JHFS, its parent, with personnel, property, and facilities in carrying out certain of its corporate functions. The Company annually determines a fee (the parent company service fee) for these services and facilities based on a number of criteria, which are periodically revised to reflect continuing changes in the Company's operations. The parent company service fee is included in other operating costs and expenses within the Company's income statements. The Company charged JHFS service fees of $5.2 million and $6.3 million for the three month periods ended March 31, 2004 and 2003, respectively. As of March 31, 2004, JHFS was current in its payments to the Company related to these services.

The Company provides certain administrative and asset management services to its employee benefit plans (the Plans). Fees paid to the Company by the Plans for these services were $1.6 million and $1.4 million for the three month periods ended March 31, 2004 and 2003, respectively.

During the three month periods ended March 31, 2004 and 2003, the Company paid $19.0 million and $24.8 million in premiums to an affiliate, John Hancock Insurance Company of Vermont (JHIC of Vermont) for certain insurance services. All of these were in Trust Owned Health Insurance (TOHI) premiums, a funding vehicle for postretirement medical benefit plans, which offers customers an insured medical benefit-funding program in conjunction with a broad range of investment options.

The Company has reinsured certain portions of its long term care insurance, non-traditional life insurance and group pension businesses with John Hancock Reassurance Company, Ltd. of Bermuda (JHReCo), an affiliate and a wholly owned subsidiary of JHFS. The Company entered into these reinsurance contracts in order to facilitate its capital management process. These reinsurance contracts are primarily written on a funds withheld basis where the related financial assets remain invested at the Company. As a result, the Company recorded a liability for coinsurance amounts withheld from JHReCo of $1,515.6 million at March 31, 2004 and $994.5 million at December 31, 2003, which are included with other liabilities in the consolidated balance sheets and recorded reinsurance recoverable from JHReCo of $1,107.5 million at March 31, 2004 and $1,421.1 million at December 31, 2003, respectively, which are included with other reinsurance recoverables on the consolidated balance sheets. Premiums ceded to JHReCo were $195.4 million and $117.3 million for the three month periods ended March 31, 2004 and 2003, respectively.

During the year ended 2002, the Company began reinsuring certain portions of its group pension businesses with JHIC of Vermont. The Company entered into these reinsurance contracts in order to facilitate its capital management process. These reinsurance contracts are primarily written on a funds withheld basis where the related financial assets remain invested at the Company. As a result, the Company recorded a liability for coinsurance amounts withheld from JHIC of Vermont of $186.5 million at March 31, 2004 and $157.2 million at December 31, 2003, which is included with other liabilities in the consolidated balance sheets. At March 31, 2004 and December 31, 2003, the Company had not recorded any reinsurance recoverable from JHIC of Vermont. Reinsurance recoverable is typically recorded with other reinsurance recoverables on the consolidated balance sheet. Premiums ceded by the Company to JHIC of Vermont were $0.3 million and $0.2 million for the three month periods ended March 31, 2004 and 2003, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 8 - Goodwill and Other Intangible Assets

The carrying values of the Company's goodwill and other purchased intangible assets are presented in the table below as of the dates presented. These assets are included in other assets in the unaudited consolidated balance sheets. Additional information about the Company's purchased intangible assets is provided in the Notes to the Company's 2003 Form 10-K.

                                                    March 31,       December 31,
                                                      2004              2003
                                                    ----------------------------
                                                           (in millions)
Goodwill ....................................       $108.6               $108.6

Management contracts ........................          6.2                  6.3

Value of business acquired ..................        162.3                168.5

Note 9 - Pension and Other Postretirement Benefit Plans

The following table demonstrates the components of the Company's net periodic benefit cost for the periods indicated:

Net Periodic Benefit Cost                                   Three Months Ended March 31,
                                                   2004       2003                2004         2003
                                                 --------------------------------------------------
                                                                                       Other
                                                                                  Postretirement
                                                  Pension Benefits                   Benefits
                                                 --------------------------------------------------
                                                                   (in millions)
Service cost ..............................      $ 5.6        $ 6.5             $ 0.4         $ 0.4
Interest cost .............................       32.4         32.7               9.2           8.8
Expected return on plan assets ............      (44.1)       (39.0)             (5.2)         (4.4)
Amortization of prior service cost ........        1.7          1.9              (1.9)         (1.6)
Recognized actuarial gain .................        6.2          7.5               3.1           1.7
                                                 ------------------             -------------------
Net periodic benefit cost .................      $ 1.8        $ 9.6             $ 5.6         $ 4.9
                                                 ==================             ===================

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute approximately $2 million to its qualified pension plan in 2004 and approximately $25 million to its non-qualified pension plans in 2004. As of March 31, 2004, no contributions have been made to the qualified plans, and the Company still anticipates contributing approximately $2 million for the year ended December 31, 2004. As of March 31, 2004, $11.4 million of the contributions have been made to the non-qualified plans, and the Company anticipates contributing another $13.6 million to reach a total of $25.0 million for the year ended December 31, 2004.

The Company's policy is to fund its other post retirement benefits in amounts at or below the annual tax qualified limits. As of March 31, 2004, $12.5 million was contributed to its other post retirement benefit plans. The Company expects to contribute approximately $50 million to its other post retirement benefit plans in 2004.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 10 - Certain Separate Accounts

The Company issues variable annuity contracts through its separate accounts for which investment income and investment gains and losses accrue directly to, and investment risk is borne by, the contract holder (traditional variable annuities). The Company also issues variable life insurance and variable annuity contracts which contain certain guarantees (variable contracts with guarantees) which are discussed more fully below.

During 2004 and 2003, there were no gains or losses on transfers of assets from the general account to the separate account. The assets supporting the variable portion of both traditional variable annuities and variable contracts with guarantees are carried at fair value and reported as summary total separate account assets with an equivalent summary total reported for liabilities. Amounts assessed against the contractholders for mortality, administrative, and other services are included in revenue and changes in liabilities for minimum guarantees are included in policyholder benefits in the Statement of Operations. Separate account net investment income, net investment gains and losses, and the related liability changes are offset within the same line item in the Statement of Operations.

The deposits related to the variable life insurance contracts are invested in separate accounts and the company guarantees a specified death benefit if certain specified premiums are paid by the policyholder, regardless of separate account performance.

At March 31, 2004 and December 31, 2003, the Company had the following variable life contracts with guarantees. For guarantees of amounts in the event of death, the net amount at risk is defined as the excess of the initial sum insured over the current sum insured for fixed premium variable life contracts, and, for other variable life contracts, is equal to the sum insured when the account value is zero and the policy is still in force.

                                                    March 31,     December 31,
                                                      2004            2003
                                                   ----------------------------
                                                   (in millions, except for age)
Life contracts with guaranteed benefits
In the event of death
  Account values ................................   $6,480.1         $6,249.4
  Net amount at risk related to deposits ........     $101.6           $106.2
  Average attained age of contractholders .......         46               46

The variable annuity contracts are issued through separate accounts and the company contractually guarantees to the contract holder either (a) return of at least no less than total deposits made to the contract less any partial withdrawals, (b) total deposits made to the contract less any partial withdrawals plus a minimum return, (c) the highest contract value on a specified anniversary date minus any withdrawals following the contract anniversary or (d) a combination benefit of (b) and (c) above. Most business issued after May 2003 has a proportional partial withdrawal benefit instead of a dollar-for-dollar relationship. These variable annuity contract guarantees include benefits that are payable in the event of death or annuitization, or at specified dates during the accumulation period.

At March 31, 2004 and December 31, 2003, the Company had the following variable contracts with guarantees. (Note that the company's variable annuity contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive.) For guarantees of amounts in the event of death, the net amount at risk is defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date. For guarantees of amounts at annuitization, the net amount at risk is defined as the present value of the minimum guaranteed annuity payments available to the contract holder determined in accordance with the terms of the contract in excess of the current account balance. For guarantees of accumulation balances, the net amount at risk is defined as the guaranteed minimum accumulation balance minus the current account balance.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 10 - Certain Separate Accounts - (Continued)

                                                                              March 31,       December 31,
                                                                                2004             2003
                                                                             -----------------------------
                                                                             (in millions, except for age
                                                                                    and  percents)
Return of net deposits
In the event of death
  Account value .........................................................     $3,392.5            $3,406.4
  Net amount at risk ....................................................     $  136.8            $  153.8
  Average attained age of contractholders ...............................           61                  61

Return of net deposits plus a minimum return
In the event of death
  Account value .........................................................     $1,034.2            $1,051.7
  Net amount at risk ....................................................     $  221.6            $  230.7
  Average attained age of contractholders ...............................           63                  63
  Range of guaranteed minimum return rates ..............................            5%                  5%
At annuitization
  Account value .........................................................     $  171.5            $  169.4
  Net amount at risk ....................................................           --                  --
  Average attained age of contractholders ...............................           57                  57
  Range of guaranteed minimum return rates ..............................         4-5%                4-5%

Highest specified anniversary account value minus withdrawals post anniversary
In the event of death
  Account value .........................................................     $1,228.6            $1,224.7
  Net amount at risk ....................................................     $  196.1            $  214.0
  Average attained age of contractholders ...............................           58                  58

Account balances of variable contracts with guarantees were invested in variable separate accounts in 465 separate mutual funds at March 31, 2004 which included foreign and domestic equities and bond as shown below:

                                                     March 31,                     December 31,
                                                       2004                           2003
                                             ------------------------------------------------------
                                              Number of                      Number of
Type of Fund                                    Funds       Amount             funds         Amount
-------------------------------------------  ------------------------------------------------------
                                                     (in millions, except for number of funds)

Domestic Equity - Growth Funds ............        196      $ 2,885.6            173      $ 2,813.4
Domestic Bond Funds .......................         68        2,381.1             62        2,423.5
Domestic Equity - Growth & Income Funds ...         13        2,373.7             12        2,341.2
Balanced Investment Funds .................         10        2,219.1             10        2,167.4
Domestic Equity - Value Funds .............         71          946.9             66          865.0
International Equity Funds ................         90          674.7             84          621.1
International Bond Funds ..................         12          111.8             11          107.3
Hedge Funds ...............................          5           24.4              4           22.7
                                             ------------------------      ------------------------
 Total ....................................        465      $11,617.3            422      $11,361.6
                                             ========================      ========================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 10 - Certain Separate Accounts - (Continued)

The following summarizes the liabilities for guarantees on variable contracts reflected in the general account:

                                                     Guaranteed    Guaranteed
                                                      Minimum       Minimum
                                                       Death         Income
                                                      Benefit       Benefit
                                                       (GMDB)        (GMIB)          Totals
                                                     -----------------------------------------
                                                                 (in millions)

Balance at January 1, 2004 ...................       $30.8            $ 1.0           $31.8
Incurred guarantee benefits ..................         0.8              0.2             1.0
Paid guarantee benefits ......................        (1.9)              --            (1.9)
                                                     ----------------------           -----
Balance at March 31, 2004 ....................       $29.7            $ 1.2           $30.9
                                                     ======================           =====

The GMDB liability is determined each period end by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The following assumptions and methodology were used to determine the GMDB liability at March 31, 2004.

      * Data used included 1000 and 200 (for life and annuity contracts, respectively) stochastically generated investment performance scenarios.
      *     Volatility assumptions depended on mix of investments by contract type and were 19% for annuity and 13.8% for life products.
      *     Life products used mortality, lapse, mean investment performance, and discount rate assumptions included in the related deferred acquisition cost (DAC) models which varied by issue year and product
      * Mean investment performance assumptions for annuity contracts were 13% for 5 years followed by 8%
      * Annuity mortality was assumed to be 100 percent of the Annuity 2000 table.
      * Annuity lapse rates vary by contract type and duration and range from 1 percent to 20 percent, with an average of approximately 15 percent.
      *     Annuity discount rate was 7.52%.

The guaranteed minimum income benefit (GMIB) liability is determined each period end by estimating the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.

Note 11 - Subsequent Events

Refer to Business section of Note 1 - Summary of Significant Accounting Policies for a description of the completion of the merger with Manulife as of April 28, 2004.

In early April 2004, the Company received notice of a settlement arising out of bankruptcy proceedings of Enron Corporation. The Company recorded the proceeds of Enron settlements against previously impaired investments in Enron securities resulting in a net realized investment and other gain of approximately $26.5 million, pre-tax, consisting of $9.0 million in cash and an unsecured claim against Enron Corporation of $201.7 million, which is valued at $17.5 million.

In April 2004, the Company received notification from the Massachusetts Turnpike Authority of approval of the assignment of the Company's parking garage air rights lease to Beacon Capital. Approval of the transfer of this lease allowed the Company to recognize a $74.0 million realized gain in April 2004 which had previously been deferred.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


ITEM 2. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

      Management's discussion and analysis of financial conditions and results of operations is presented in a condensed disclosure format pursuant to General Instruction H(1)(a) and (b) of Form 10-Q. The management narrative for eh Company that follows should be read in conjunction with the unaudited interim financial statements and related footnotes to the unaudited interim condensed financial statements included elsewhere herein, and with the Management's Discussion and Analysis of Financial Condition and Results of Operations section included in the Company's 2003 Annual Report on Form 10-K. All of the Company's United States Securities and Exchange Commission filings are available on the internet at www.sec.gov, under the name Hancock John Life.

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

Merger with Manulife Financial Corporation

      On April 28, 2004, JHFS, the parent of the Company, completed its merger agreement with Manulife Financial Corporation (Manulife) and as of the close of business JHFS common stock stopped trading on the New York Stock Exchange. In accordance with the agreement, each share of JHFS common stock was converted into 1.1853 shares of Manulife stock. Commencing on April 28, 2004, the Company now operates as a subsidiary of Manulife and the John Hancock name is Manulife's primary U.S. brand.

Critical Accounting Policies

      General

      We have identified the accounting policies below as critical to our business operations and understanding of our results of operations. For a detailed discussion of the application of these and other accounting policies, see Note 1--Summary of Significant Accounting Policies in the notes to consolidated financial statements in the Company's 2003 Form 10-K. Note that the application of these accounting policies in the preparation of this report requires management to use judgments involving assumptions and estimates concerning future results or other developments including the likelihood, timing or amount of one or more future transactions or events. There can be no assurance that actual results will not differ from those estimates. These judgments are reviewed frequently by senior management, and an understanding of them may enhance the reader's understanding of the Company's financial statements. We have discussed the identification, selection and disclosure of critical accounting estimates and policies with the Audit Committee of the Board of Directors.

      Purchase Accounting (PGAAP)

      In accordance with SFAS No. 141, "Business Combinations" the merger transaction will be accounted for as a purchase of John Hancock by Manulife. The purchase method requires that the acquired company adjust the cost basis of its assets and liabilities to fair value on the acquisition date (the purchase adjustments).

      The determination of the purchase adjustments relating to investments will reflect management's reliance on independent price quotes where available. Other purchase adjustments will require significant management estimates and assumptions. The purchase adjustments relating to intangible assets, including brand name and VOBA, and liabilities, including policyholder reserves, will require management to exercise significant judgment to assess the value of these items.

      The Company's purchase adjustments will result in a revalued balance sheet which may result in future earnings trends which differ significantly from historical trends. The Company does not anticipate any impact on its liquidity, or ability to pay claims of policyholders, arising out of the purchase accounting process related to the merger.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


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

      The Company has finalized its FIN 46R analysis for all of the entities described below. The Company is not the primary beneficiary of any of them. For many of these, the application of FIN 46R required estimation by the Company of the future periodic cash flows and changes in fair values for each candidate, starting as of the Company's original commitment to invest in and/or manage each candidate, and extending out to the end of the full expected life of each. These cash flows and fair values were then analyzed for variability, and this expected variability was quantified and compared to total historical amounts invested in each candidate's equity to help determine if each candidate is a VIE. The Company also evaluated quantitative and non-quantitative aspects of control relationships among the owners and decision makers of each candidate to help determine if they are VIEs.

      For each candidate determined to be a VIE, the expected variable losses and returns were then theoretically allocated out to the various investors and other participants in each candidate, in order to determine if any party had exposure to the majority of the expected variable losses or returns, in which case that party is the primary beneficiary of the VIE. The Company used significant levels of judgment while performing these quantitative and qualitative assessments. The paragraphs below describe the Company's relationships with, and the general nature of each major category of entity analyzed by the Company under FIN 46R.

      The Investment Management Segment of the Company manages invested assets for its customers under various fee-based arrangements using a variety of entities to hold these assets under management, and since 1996, this has included investment vehicles commonly known as collateralized debt obligations funds (CDOs). Various business units of the Company sometimes invest in the debt or equity securities issued by these and other CDOs to support their insurance liabilities.

      Since 1995, the Company generates income tax benefits by investing in apartment properties (the Properties) that qualify for low income housing and/or historic tax credits. The Company invests in the Properties directly, but primarily invests indirectly via limited partnership real estate investment funds (The Funds). The Funds are consolidated into the Company's financial statements. The Properties are organized as limited partnerships or limited liability companies each having a managing general partner or a managing member. The Company is usually the sole limited partner or investor member in each Property; it is not the general partner or managing member in any Property. The Properties typically raise additional capital by qualifying for long-term debt, which at times is guaranteed or otherwise subsidized by Federal or state agencies or Fannie Mae. In certain cases, the Company invests in the mortgages of the Properties.

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

      The Company's maximum exposure to loss in relation to these entities is limited to its investments in them, future debt and equity commitments made to them, and where the Company is the mortgagor to the Properties, the outstanding balance of the mortgages originated for them, and outstanding mortgage commitments made to them. Therefore, the Company believes that the application of FIN 46R will have no impact on the Company's liquidity and capital resources beyond what is already presented in the consolidated financial statements and notes thereto.

      The Company discloses summary financial data and its maximum exposure to losses for the CDOs and Properties in Note 3 - Relationships with Variable Interest Entities in the notes to consolidated financial statements, but does

                       JOHN HANCOCK LIFE INSURANCE COMPANY


not do so anymore for the Other Entities because of the small size and disparate nature of the group and because the Company does not believe these relationships are collectively significant.

      Amortization of Deferred Acquisition Costs (DAC) and Value of Business Added (VOBA) Assets

      Costs that vary with, and are related primarily to the production of new business are deferred to the extent that they are deemed recoverable. Such costs include commissions, certain costs of policy issue and underwriting, and certain agency expenses. Similarly, any amounts assessed as initiation fees or front-end loads are recorded as unearned revenue. The Company has also recorded intangible assets representing the present value of estimated future profits of insurance policies inforce related to business acquired. The Company tests the recoverability of its DAC and VOBA assets quarterly with a model that uses data such as market performance, lapse rates and expense levels. We amortize DAC and VOBA on term life and long-term care insurance ratably with premiums. We amortize DAC and VOBA on our annuity products and retail life insurance, other than term life insurance policies, based on a percentage of the estimated gross profits over the life of the policies, which are generally twenty years for annuities and thirty years for life policies. Our estimated gross profits are computed based on assumptions related to the underlying policies including mortality, lapse, expenses, and asset growth rates. We amortize DAC, VOBA and unearned revenue on these policies such that the percentage of gross profits to the amount of DAC, VOBA and unearned revenue amortized is constant over the life of the policies.

      Estimated gross profits, including net realized investment and other gains (losses), are adjusted periodically to take into consideration the actual experience to date and assumed changes in the remaining gross profits. When estimated gross profits are adjusted, we also adjust the amortization of DAC and VOBA to maintain a constant amortization percentage over the life of the policies. Our current estimated gross profits include certain judgments by our actuaries concerning mortality, lapse and asset growth that are based on a combination of actual Company experience and historical market experience of equity and fixed income returns. Short-term variances of actual results from the judgments made by management can impact quarter to quarter earnings. Our history has shown us that the actual results over time for mortality, lapse and the combination of investment returns and crediting rates (referred in the industry as interest spread) for the life insurance and annuity products have reasonably followed the long-term historical trends. As actual results for market experience, or asset growth, fluctuate significantly from historical trends and the long-term assumptions made in calculating expected gross profits, management changes these assumptions periodically as necessary.

      Benefits to Policyholders

      The liability for future policy benefits is the largest liability included in our consolidated balance sheets, equal to $39,503.7 million, or 43.7% of total liabilities as of March 31, 2004. Changes in this liability are generally reflected in the benefits to policyholders in our consolidated statements of income. This liability is primarily comprised of the present value of estimated future payments to holders of life insurance and annuity products based on certain management judgments. Reserves for future policy benefits of certain insurance products are calculated using management's judgments of mortality, morbidity, lapse, investment performance and expense levels that are based primarily on the Company's past experience and are therefore reflective of the Company's proven underwriting and investing abilities. Once these assumptions are made for a given policy or group of policies, they will not be changed over the life of the policy unless the Company recognizes a loss on the entire line of business. The Company periodically reviews its policies for loss recognition and, based on management's judgment, the Company from time to time may recognize a loss on certain lines of business. Short-term variances of actual results from the judgments made by management are reflected in current period earnings and can impact quarter to quarter earnings.

      Investment in Debt and Equity Securities

      Impairments on our investment portfolio are recorded as a charge to income in the period when the impairment is judged by management to occur. See the General Account Investments section of this document for a more detailed discussion of the investment officers' professional judgments involved in determining impairments and fair values.

      Certain of our fixed income securities classified as held-to-maturity and available-for-sale are not publicly traded, and quoted market prices are not available from brokers or investment bankers on these securities. The change in the fair value of the available-for-sale securities is recorded in other comprehensive income as an unrealized gain or loss. We calculate the fair value of these securities ourselves through the use of pricing models and discounted cash flows calling for a substantial level of professional investment management judgments. Our approach is based on currently available information, including information obtained by reviewing similarly traded securities in the market, and we believe it to be appropriate and fundamentally sound. However, different pricing models or assumptions or changes in relevant current information could

                       JOHN HANCOCK LIFE INSURANCE COMPANY

produce different valuation results. The Company's pricing model takes into account a number of factors based on current market conditions and trading levels of similar securities. These include current market based factors related to credit quality, country of issue, market sector and average investment life. The resulting prices are then reviewed by the pricing analysts and members of the Controller's Department. Our pricing analysts take appropriate action to reduce valuation of securities where an event occurs which negatively impacts the securities' value. Certain events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, and litigation and government actions, among others.

      As part of the valuation process we attempt to identify securities which may have experienced an other than temporary decline in value, and thus require the recognition of an impairment. To assist in identifying impairments, at the end of each quarter our Investment Review Committee reviews all securities where market value is less than ninety percent of amortized cost for three months or more to determine whether impairments need to be taken. This committee includes the head of workouts, the head of each industry team, the head of portfolio management, the Chief Investment Officer, and the Corporate Chief Risk Officer who reports to the Chief Financial Officer. The analysis focuses on each company's or project's ability to service its debts in a timely fashion and the length of time the security has been trading below cost. The results of this analysis are reviewed by the Life Company's Committee of Finance, a subcommittee of the Life Company's Board of Directors, quarterly. To supplement this process, a quarterly review is made of the entire fixed maturity portfolio to assess credit quality, including a review of all impairments with the Life Company's Committee of Finance. See "Management's Discussion and Analysis of Financial Condition and Analysis of Financial Condition and Results of Operations--General Account Investments" section of this document for a more detailed discussion of this process and the judgments used therein.

      Benefit Plans

      The Company annually reviews its pension and other post-employment benefit plan assumptions for the discount rate, the long-term rate of return on plan assets, and the compensation increase rate. All assumptions are reviewed and approved by the Chief Financial Officer and reviewed with the Audit Committee of the Board of Directors.

      The assumed discount rate is set in the range of (a) the rate from the December daily weighted average of long-term corporate bond yields (as published by Moody's Investor Services for rating categories A, Aa, Aaa, and Baa) less a 5% allowance for expenses and default and (b) the rate from the rounded average of the prior year's discount rate and the rate in (a) above. In 2004 the Company set the rate at 6.25%. A 0.25% increase in the discount rate would decrease pension benefits Projected Benefit Obligation (PBO) and 2004 Net Periodic Pension Cost (NPPC) by approximately $56.1 million and $3.7 million respectively. A 0.25% increase in the discount rate would decrease other post-employment benefits Accumulated Postretirement Benefit Obligation (APBO) and 2004 Net Periodic Benefit Cost (NPBC) by approximately $14.3 million and $1.0 million respectively.

      The assumed long-term rate of return on plan assets is generally set at the long-term rate expected to be earned (based on the Capital Asset Pricing Model and similar tools) based on the long-term investment policy of the plans and the various classes of the invested funds. For 2004 Net Periodic Pension (and Benefit) cost, it is expected that an 8.75% long term rate of return assumption will be used. A 0.25% increase in the long-term rate of return would decrease 2004 NPPC by approximately $5.0 million and 2004 NPBC by approximately $0.6 million. The expected return on plan assets is based on the fair market value of the plan assets as of December 31, 2003.

      The compensation rate increase assumption is generally set at a rate consistent with current and expected long-term compensation and salary policy; including inflation. A change in the compensation rate increase assumption can be expected to move in the same direction as a change in the discount rate. A 0.25% increase in the salary scale would increase 2004 pension benefits PBO and NPPC by approximately $5.6 million and $1.1 million, respectively. A 0.25% decrease in the salary scale would decrease 2004 pension benefits PBO and NPPC by approximately $5.6 million and $1.1 million respectively. Post employment benefits are independent of compensation.

      The Company uses a 5% corridor for the amortization of actuarial gains/losses. Actuarial gains/losses are amortized over approximately 13 years for pension costs and over approximately 13 years for benefit costs.

      Prior service costs are amortized over approximately 9 years for pension costs and over approximately 17 years for benefit costs.

      Income Taxes

      Our reported effective tax rate on net income was 24.0% and 29.9% for the three month periods ended March 31, 2004 and 2003, respectively. Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to us. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish

                       JOHN HANCOCK LIFE INSURANCE COMPANY


reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may not succeed. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. Our effective tax rate includes the impact of reserve provisions and changes to reserves that we consider appropriate, as well as related interest. This rate is then applied to our year-to-date operating results.

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

Reinsurance

      We reinsure portions of the risks we assume for our protection insurance products. The maximum amount of individual ordinary life insurance retained by us on any life is $10 million under an individual policy and $20 million under a second-to-die policy. As of January 1, 2001, we established additional reinsurance programs, which limit our exposure to fluctuations in life insurance claims for individuals for whom the net amount at risk is $3 million or more. As of January 1, 2001, the Company entered into an agreement with two reinsurers covering 50% of its closed block business. Effective December 31, 2003, the Company entered into an agreement with a third reinsurer covering another 5% of its closed block business. The treaties are structured so they will not affect policyholder dividends or any other financial items reported within the closed block, which was established at the time of the Life Company's demutualization to protect the reasonable dividend expectations of certain participating life insurance policyholders.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY


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

Economic Trends

      Economic trends impact profitability and sales of the Company. The impact of economic trends on the Company's profitability are similar to their impact on the financial markets. The Company estimates that a full year increase (decrease) in interest rates of 1.0% would increase (decrease) segment after tax operating income by approximately $5 million, and that a full year increase (decrease) in equity markets of 5% would increase (decrease) segment after tax operating income by approximately $11 million.

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

      The disposal described under the table below was conducted in order to execute the Company's strategy to focus resources on business in which it can have a leadership position. The table below presents actual and proforma data, for comparative purposes, of revenue, net income and earnings per share for the periods indicated, to demonstrate the proforma effect of the acquisition and of the disposal as if it occurred on January 1, 2003.

                                          Three Months Ended March 31,
                                    2004                   2003
                                  Proforma     2004      Proforma       2003
                                  --------------------------------------------
                                                  (in millions)

Revenue.....................      $1,736.9   $1,736.9     $1,826.0    $1,857.1

Net income..................        $154.3     $154.3       $270.1      $271.0

Acquisition:

      On December 31, 2003, the Company acquired the fixed universal life insurance business of Allmerica Financial Corporation (Allmerica) through a reinsurance agreement for approximately $104.3 million.

Disposal:

      On June 19, 2003, the Company agreed to sell its group life insurance business through a reinsurance agreement with Metropolitan Life Insurance Company, Inc (MetLife). The Company is ceding all activity after May 1, 2003 to MetLife. The transaction was recorded as of May 1, 2003 and closed November 4, 2003. There was no impact on the Company's results of operations from the disposed operations during the first three months of 2003.

Subsequent Events

      Refer to Business section of Note 1 - Summary of Significant Accounting Policies and the Merger with Manulife Financial Corporation section of this Management's Discussion and Analysis of Financial Condition and Results of Operations for information regarding the completion of the Company's merger with Manulife as of April 28, 2004.

      In early April 2004, the Company received notice of a settlement arising out of bankruptcy proceedings of Enron Corporation. The Company recorded the proceeds of Enron settlements against previously impaired investments in Enron

                       JOHN HANCOCK LIFE INSURANCE COMPANY


securities resulting in a net realized investment and other gain of approximately $26.5 million, pre-tax, consisting of $9.0 million in cash and an unsecured claim against Enron Corporation of $201.7 million, which is valued at $17.5 million.

      In April 2004, the Company received notification from the Massachusetts Turnpike Authority of approval of the assignment of the Company's parking garage air rights lease to Beacon Capital. Approval of the transfer of this lease allowed the Company to recognize a $74.0 million realized gain in April 2004 which had previously been deferred.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Results of Operations

      The table below presents the consolidated results of operations for the periods presented.

                                                                            Three Months Ended
                                                                                March 31,
                                                                             2004        2003
                                                                         ------------------------
                                                                               (in millions)
Revenues
Premiums ............................................................    $  470.7        $  472.3
Universal life and investment-type product fees .....................       176.8           155.0
Net investment income ...............................................       983.5           933.1
Net realized investment and other gains (losses), net of
      related amortization of deferred policy acquisition
      costs, amounts credited to participating pensions
      contractholders and the policyholder dividend
      obligation (1) ................................................       (97.7)          105.4
Investment management revenues, commissions, and other fees .........       132.4           119.2
Other revenue .......................................................        71.2            72.1
                                                                         ------------------------
                  Total revenues ....................................     1,736.9         1,857.1

Benefits and expenses
Benefits to policyholders, excluding amounts related to net
      realized investment and other gains (losses) credited
      to participating pension contractholders and the
      policyholder dividend obligation (2) ..........................       935.3           949.3
Other operating costs and expenses ..................................       374.6           318.7
Amortization of deferred policy acquisition costs, excluding amounts related to net realized investment and other
      gains (losses) (3) ............................................       102.9            69.8
Dividends to policyholders ..........................................       116.6           132.5
                                                                         ------------------------
                 Total benefits and expenses ........................     1,529.4         1,470.3

Income before taxes and cumulative effect of
      accounting change .............................................       207.5           386.8

Income taxes ........................................................        49.9           115.8
                                                                         ------------------------

Income before cumulative effect of accounting change ................       157.6           271.0

Cumulative effect of accounting change ..............................        (3.3)             --
                                                                         ------------------------

                Net income ..........................................    $  154.3        $  271.0
                                                                         ========================

(1) Net of related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholders and the policyholder dividend obligation of $(0.8) million and $(49.8) million for the three months ended March 31, 2004 and 2003.
(2) Excluding amounts related to net realized investment and other gains (losses) credited to participating pension contractholders and the policyholder dividend obligation of $17.2 million and $(41.3) million for the three months ended March 31, 2004 and 2003, respectively.
(3) Excluding amounts related to net realized investment and other gains (losses) of $(18.0) million and $(8.5) million for the three months ended March 31, 2004 and 2003, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

      Consolidated income before income taxes decreased 46.4%, or $179.3 million, for the three month period ended March 31, 2004 from the prior year. The decrease was driven by net realized investment and other gains in the prior year for the sale of Home Office properties which did not recur in the current period. The Company recognized a gain of $281.1 million (and a deferred profit of $200.3 million) on the sale of the Company's Home Office properties in the first quarter of 2003. Partially offsetting the decline in net realized investment and other gains (losses) was growth in earnings in our variable annuity business and mutual funds business driven by market appreciation and deposits on account balances and assets under management. Also contributing to earnings was growth in universal and variable life insurance business on higher account balances driven by investment performance. Operating costs and expenses grew 17.5%, or $55.9 million, with each business contributing to the increase. The Company recorded a decrease to net income of $3.3 million (net of tax of $1.8 million) resulting from the adoption of a new accounting pronouncement, Statement of Position 03-1 - Accounting and Reporting by Insurance Enterprises for Certain Untraditional Long Duration Contracts for Separate Accounts (SOP 03-1), refer to Note 1 - Summary of Significant Accounting Policies for additional information.

      Premiums decreased 0.3%, or $1.6 million, from the prior year. The decrease in premiums was due largely to a decrease in premiums of $30.1 million in the group life business due to its sale. Group life was sold on June 19, 2003. Also contributing is a $14.1 million, or 89.9%, decrease in the annuity business primarily from lower sales of single premium immediate annuities and a decrease of $8.6 million, or 3.5%, in traditional life products. Offsetting these decreases, premiums in the long-term care insurance business increased $22.8 million, or 18.1%, primarily due to business growth resulting from higher new sales and strong renewal premiums and lower lapses. In addition, the premiums in the fee-based business increased $2.0 million.

      Universal life and investment-type product fees increased 14.0%, or $21.8 million, over the prior year. The increase in product fees was driven by both the variable life and universal life. Investment-type product fees increased 19.9%, or $16.6 million, in the variable life business due primarily to the higher mortality and expense fees. Universal life products increased 37.3%, or $10.8 million, due primarily to growth in the existing business and an increase in amortization of deferred revenue. Partially offsetting these increases in product fees was a decrease in fees in the retail annuities business.

      Net investment income increased 5.4%, or $50.4 million, from the prior year. Net investment income increased 28.9%, or $15.3 million, in the long-term care business due to higher net invested assets in the current period. Net investment income in the annuity business increased $11.9 million, or 7.2%, due to growth in average invested assets of 16.7%, or $1,589.4 million, partially offset by a 62 basis point decrease in average investment yield. In addition, non-traditional life increased 14.0%, or $10.3 million. Offsetting the increase, net investment income in the spread-based business decreased 6.8%, or $25.4 million, despite growth in the spread-based average invested assets. The average yield on invested assets decreased to 5.48%, reflecting the lower interest rate environment in the current period. Net investment income varies with market interest rates as the return on approximately $11 billion of the weighted average asset portfolio, floats with market rates. Matching the interest rate exposure on our asset portfolio to the exposure on our liabilities is a central feature of our asset/liability management process. For additional analysis of net investment income and yields see the General Account Investments section of this MD&A.

      Net realized investment and other gains (losses) decreased 192.7%, or $203.1 million, driven by the sale of the Home Office properties in the first quarter of 2003. The Company recognized a gain of $281.1 million (and a deferred profit of $200.3 million) on the sale of the Company's Home Office properties in the first quarter of 2003. See detail of current period net realized investment and other gains (losses) in table below. The change in net realized investment and other losses is the result of impairments of fixed maturity securities of $68.3 million and hedging adjustments of $51.9 million. The largest impairments were $22.0 million on private placement securities related to secured lease obligations of a regional retail food chain, $17.5 million relating to one of the world's largest dairy companies, and $13.9 million relating to a manufacturer of parcel delivery vans. The net realized investment and other loss on other than temporary declines in value of fixed maturity securities was offset by a gains on the sale of fixed maturity securities recovery on previously written down securities (see footnote for details) and prepayment gains of $33.4 million. Most of these gains resulted from managing our portfolios for tax optimization and ongoing portfolio positioning.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


                                                       Gross Gain    Gross Loss      Hedging   Net Realized Investment
For the Three Months Ended March 31, 2004  Impairment  on Disposal  on Disposal    Adjustments  and Other Gain/(Loss)
                                           ---------------------------------------------------------------------------
                                                                         (in millions)
Fixed maturity securities (1)(2) ........     $(68.3)      $ 74.8      $ (5.4)      $(51.9)                 $(50.8)
Equity securities (3) ....................      (4.7)        69.1        (0.7)          --                    63.7
Mortgage loans on real estate ............        --         14.1        (3.7)       (14.1)                   (3.7)
Real estate ..............................        --          3.7        (0.1)          --                     3.6
Other invested assets ....................      (7.4)         2.2        (6.1)          --                   (11.3)
Derivatives ..............................        --           --          --       (100.0)                 (100.0)
                                           ---------------------------------------------------------------------------
               Subtotal ..................    $(80.4)      $163.9      $(16.0)      $(166.0)                $(98.5)
                                           ---------------------------------------------------------------------------

          Amortization adjustment for deferred policy acquisition costs...................                   $18.0
          Amounts credited to participating pension contractholders.......................                    (2.0)
          Amounts credited to the policyholder dividend obligation........................                   (15.2)
                                                                                                      ----------------
               Total......................................................................                  $(97.7)
                                                                                                      ================

(1) Fixed maturities gain on disposals includes $5.4 million of gains from previously impaired securities and prepayment gains of $33.4 million.
(2) Fixed maturities loss on disposals includes $0.6 million of credit related losses.
(3) Equity securities gain on disposal includes $9.3 million of gains from equity securities received as settlement compensation from an investee whose securities had previously been impaired.

      The hedging adjustments in the fixed maturities and mortgage loans asset classes are non-cash adjustments representing the amortization or reversal of prior fair value adjustments on assets in those classes that were or are designated as hedged items in a fair value hedge. When an asset or liability is so designated, its cost basis is adjusted in response to movement in interest rates. These adjustments are non-cash and reverse with the passage of time as the asset or liability and derivative mature. The hedging adjustments on the derivatives represent non-cash adjustments on derivative instruments and on assets and liabilities designated as hedged items reflecting the change in fair value of those items.

      Advisory fees increased 11.1%, or $13.2 million, from the prior year. Advisory fees increased primarily in the mutual fund business where fees increased 17.2%, or $11.3 million, over the prior year due to higher assets under management on higher sales and market appreciation. Advisory fees in our institutional asset management business increased 5.6% on stable assets under management. The institutional asset management business generated a 93.8% increase in deposits during the three months ended March 31, 2004 compared to the same period in the prior year.

      Other revenue decreased 1.2%, or $0.9 million, from the prior year. Other revenue consists principally of the revenues generated by Signature Fruit, a subsidiary of the Company since April 2, 2001, which acquired certain assets and assumed liabilities out of Tri Valley Growers, Inc., a cooperative association on that date. Signature Fruit generated $62.9 million in revenue for the three months ended March 31, 2004. In addition, other revenue includes Federal long-term care business fee revenue of $1.7 million for the three months ended March 31, 2004. The sale of a run-off business generated $5.5 million in revenue for the three months ended March 31, 2004.

      Benefits to policyholders decreased 1.5%, or $14.0 million, from the prior year. Benefits to policyholders on spread-based products decreased 9.5% or $22.3 million primarily due to a improved mortality and retirement experience and lower interest credited on account balances. Spread-based interest credited decreased 3.7%, or $8.8 million, due to a decline in the average interest credited rate on account balances, approximately $11 billion of spread-based liabilities have floating rates which reset. The average crediting rate on spread-based products decreased to 4.07%. In addition, benefits to policyholders decreased 13.4%, or $10.7 million, in the corporate and other segment due to the sale of the group life business. Offsetting the decrease, benefits to policyholders increased in the long-term care insurance business by $21.8 million, driven by growth in the business. Long-term care insurance premiums increased $22.8 million which includes 18.1% increase in new premiums.

      Operating costs and expenses increased 17.5%, or $55.9 million. Operating costs and expenses increased $19.7 million in the long-term care business as a result of its growth. Also contributing to the increase in operating costs and expenses is an increase of $10.1 million in the corporate and other business and an increase of $5.1 million, or 9.9%, in the mutual fund business due primarily to employee compensation costs. In addition, operating costs and expenses increased $7.2 million in the spread-based business and $3.5 million in the

                       JOHN HANCOCK LIFE INSURANCE COMPANY


investment management business. Partially offsetting these increases was a decrease in Signature Fruit of $7.4 million to $62.9 million from the prior year. Also included in other operating costs and expenses is $(0.8) million for employee terminations net of other initiatives and curtailment and other post employment benefit related gains compared to $6.2 million in the prior year. See
Note 7 - Severance included in the notes to the unaudited consolidated financial statements.

      Amortization of deferred policy acquisition costs increased 47.4%, or $33.1 million, driven by a $24.3 million increase for the non-traditional life insurance business driven by the unlocking of assumptions for higher future expected death claims. Also, there was a $2.4 million increase in amortization of deferred policy acquisition costs from the growth in the long-term care insurance business where amortization of deferred policy acquisition costs increased 38.7% from the prior year. In addition, amortization of deferred policy acquisition costs also increased $7.2 million, or 21.3%, primarily driven by the unlocking for changing assumptions for future expected death claims and also higher expected gross margins from increased fund values in the annuity business.

      Dividends to policyholders decreased 12.0%, or $15.9 million from the prior year. The decrease in dividends to policyholders was driven by traditional life insurance products which decreased 10.4%, or $12.2 million, due to a cut in the dividend scale and a $2.5 million decrease in dividends due to the sale of the group life business. Group life was sold on June 19, 2003 and thus generated policyholder dividends in the first quarter of 2003 and none after the sale of the business.

      Income taxes were $49.9 million in the first quarter of 2004, compared to $115.8 million for the first quarter of 2003. Our effective tax rate was 24.1% in the first quarter of 2004, compared to 29.9% in the first quarter of 2003. The lower effective tax rate was primarily due to lower capital gains and increased affordable housing tax credits.

      Cumulative effect of accounting change, net of tax, was $(3.3) million. During the quarter, the Company adopted SOP 03-1 which requires specialized accounting for insurance companies related to separate accounts, transfers of assets, liability valuations, returns based on a contractually reference pool of assets or index, accounting for contracts that contain death or other insurance benefit features, accounting for reinsurance and other similar contracts, accounting for annuitization benefits and sales inducements to contractholders.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Overall Composition of the General Account

      Invested assets, excluding separate accounts totaled $69.6 billion and $66.9 billion as of March 31, 2004 and December 31, 2003, respectively. Although the portfolio composition has not significantly changed at March 31, 2004 compared to December 31, 2003, invested assets grew 4.0%. The adoption of the new accounting pronouncement SOP 03-01, Accounting and Reporting by Insurance Enterprises for Certain Non Traditional Long Duration Contracts and for Separate Accounts, increased fixed maturity securities by $0.9 billion. The following table shows the composition of investments in the general account portfolio.

                                                    As of March 31,              As of December 31,
                                                          2004                           2003
                                            -------------------------------------------------------------
                                                Carrying         % of          Carrying         % of
                                                  Value          Total           Value          Total
                                            -------------------------------------------------------------
                                                                    (in millions)
Fixed maturity securities (1) ............    $50,841.8            73.0%       $47,970.8            71.7%
Mortgage loans (2) .......................     10,722.3            15.4         10,871.1            16.3
Real estate ..............................        121.3             0.2            123.8             0.2
Policy loans (3) .........................      2,014.2             2.9          2,019.2             3.0
Equity securities ........................        265.3             0.4            333.7             0.5
Other invested assets (4) ................      3,179.6             4.6          2,912.2             4.4
Short-term investments ...................          7.7              --             31.5              --
Cash and cash equivalents (5) ............      2,427.9             3.5          2,626.9             3.9
                                            -------------------------------------------------------------
Total invested assets ....................    $69,580.1           100.0%       $66,889.2           100.0%
                                            =============================================================

(1) In addition to bonds, the fixed maturity security portfolio contains redeemable preferred stock with a carrying value of $920.7 million and $600.3 million as of March 31, 2004 and December 31, 2003, respectively. The total fair value of the fixed maturity security portfolio was $50,864.8 million and $47,994.9 million, at March 31, 2004 and December 31, 2003, respectively.
(2) The fair value for the mortgage loan portfolio was $12,006.8 million and $11,791.4 million as of March 31, 2004 and December 31, 2003, respectively.
(3) Policy loans are secured by the cash value of the underlying life insurance policies and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.
(4) Cash and cash equivalents are included in total invested assets in the table above for the purposes of calculating yields on the income producing assets for the Company.

      Consistent with the nature of the Company's product liabilities, assets are heavily oriented toward fixed maturity securities. The Company determines the allocation of assets primarily on the basis of cash flow and return requirements of its products and by the level of investment risk.

      Fixed Maturity Securities. The fixed maturity securities portfolio is predominantly comprised of low risk, investment grade, publicly and privately traded corporate bonds and senior tranches of asset-backed securities (ABS) and mortgage-backed securities (MBS). The fixed maturity securities portfolio also includes redeemable preferred stock. As of March 31, 2004, fixed maturity securities represented 73.0% of general account invested assets with a carrying value of $50.8 billion, comprised of 50.5% public securities and 49.5% private securities. Each year, the Company directs the majority of net cash inflows into investment grade fixed maturity securities. Typically, between 5% and 15% of funds allocated to fixed maturity securities are invested in below investment grade bonds while maintaining a policy to limit the overall level of these bonds to no more than 9% of invested assets and the majority of that balance in the BB category. The Company has established a long-term target of limiting investments in below investment grade bonds to 8% of invested assets by 2005 for its U.S. life insurance companies on a statutory accounting basis. Allocations are based on an assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. While the Company has profited from the below-investment-grade asset class in the past, care is taken to manage its growth strategically by limiting its size relative to the Company's total assets.

      The Securities Valuation Office (SVO) of the National Association of Insurance Commissioners evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of six investment categories to each security it reviews. Category 1 is the highest quality rating, and Category 6 is the lowest. Categories 1 and 2 are the equivalent of

                       JOHN HANCOCK LIFE INSURANCE COMPANY


investment grade debt as defined by rating agencies such as S&P and Moody's (i.e., BBB /Baa3 or higher), while Categories 3-6 are the equivalent of below-investment grade securities. SVO ratings are reviewed and may be revised at least once a year.

      The following table shows the composition by credit quality of the fixed maturity securities portfolio.

                 Fixed Maturity Securities -- By Credit Quality

                                           ------------------------------------------------------------
                                                     As of March 31,              As of December 31,
                                                          2004                           2003
                                           ------------------------------------------------------------
SVO                 S&P Equivalent              Carrying         % of         Carrying          % of
Rating (1)          Designation (2)         Value (3)(4)(5)      Total     Value (3)(4)(5)     Total
-------------------------------------------------------------------------------------------------------
                                                                    (in millions)
 1        AAA/AA/A.......................      $21,424.2         42.9%       $19,612.6        41.4%
 2        BBB............................       22,251.8         44.6         21,645.6        45.7
 3        BB.............................        3,185.9          6.4          2,953.2         6.2
 4        B..............................        1,888.0          3.8          1,919.4         4.1
 5        CCC and lower..................          912.0          1.8            841.3         1.8
 6        In or near default.............          259.2          0.5            398.4         0.8
                                           ------------------------------------------------------------
                 Subtotal................       49,921.1        100.0%        47,370.5       100.0%

          Redeemable preferred
             stock.....................            920.7                         600.3
                                           ------------------------------------------------------------
          Total fixed maturities.......        $50,841.8                     $47,970.8
                                           ============================================================

(1) For securities that are awaiting an SVO rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Includes 118 securities that are awaiting an SVO rating, with a carrying value of $2,045.4 million as of March 31, 2004 and 175 securities that are awaiting an SVO rating, with a carrying value of $4,032.7 million at December 31, 2003. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date.
(4) Includes the effect of $150.0 million notional invested in the Company's credit-linked note program, $130.0 million notional of written credit default swaps on fixed maturity securities in the AAA/AA/A category and $20.0 million notional of written credit default swaps on fixed maturity securities in the BBB category. As of December 31, 2003 the Company had $130.0 million notional invested in the Company's credit linked note program, $110.0 million notional written credit default swaps on fixed maturity securities in the AAA/AA/A category and $20.0 million notional written credit default swaps on fixed maturity securities in the BBB category.
(5) The Company entered into a credit enhancement agreement in the form of a guaranty from an AAA rated financial guarantor in 1996. To reflect the impact of this guaranty on the overall portfolio, the Company has presented securities covered in aggregate by the guaranty at rating levels provided by the SVO and Moody's that reflect the guaranty. As a result, $23.5 million of SVO Rating 2, $339.8 million of SVO Rating 3, $141.3 million of SVO Rating 4, and $7.6 million of SVO Rating 5 underlying securities are included as $291.7 million of SVO Rating 1, $165.4 million of SVO Rating 2 and $55.1 million of SVO Rating 3 as of March 31, 2004 and $421.0 million of SVO Rating 3, $185.2 million of SVO Rating 4, and $7.6 million of SVO Rating 5 underlying securities are included as $397.6 million of SVO Rating 1, $162.1 million of SVO Rating 2 and $54.1 million of SVO Rating 3 as of December 31, 2003. The guaranty also contains a provision that the guarantor can recover from the Company certain amounts paid over the history of the program in the event a payment is required under the guaranty. As of March 31, 2004 and December 31, 2003, the maximum amount that can be recovered under this provision was $119.9 million and $112.8 million, respectively.

      The table above sets forth the SVO ratings for the bond portfolio along with an equivalent S&P rating agency designation. The majority of the rated fixed maturity investments are investment grade, with 87.5% and 87.1% of fixed maturity investments invested in Category 1 and 2 securities as of March 31, 2004 and December 31, 2003, respectively. Below investment grade bonds were 12.5% and 12.9% of the rated fixed maturity investments as of March 31, 2004 and December 31, 2003, respectively, and 9.0% and 9.1% of total invested assets at March 31, 2004 and December 31, 2003, respectively. This allocation reflects the Company strategy of avoiding the unpredictability of interest rate risk in favor of relying on the Company's bond analysts' ability to better predict credit or default risk. The bond analysts operate in an industry-based, team-oriented

                       JOHN HANCOCK LIFE INSURANCE COMPANY


structure that permits the evaluation of a wide range of below investment grade offerings in a variety of industries resulting in a well-diversified high yield portfolio.

      Valuation techniques for the bond portfolio vary by security type and the availability of market data. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. External pricing services are used where available, broker dealer quotes are used for thinly traded securities, and a spread pricing matrix is used when price quotes are not available, which typically is the case for our private placement securities. The spread pricing matrix is based on credit quality, country of issue, market sector and average investment life and is created for these dimensions through brokers' estimates of public spreads derived from their respective publications. When utilizing the spread pricing matrix, securities are valued through a discounted cash flow method where each bond is assigned a spread that is added to the current U.S. Treasury rates to discount the cash flows of the security. The spread assigned to each security is changed from month to month based on changes in the market. Certain market events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation, and government actions among others. The resulting prices are then reviewed by the pricing analysts and members of the Controller's Department. The Company's pricing analysts take appropriate actions to reduce valuations of securities where such an event occurs that negatively impacts the securities' value. Although the Company believes its estimates reasonably reflect the fair value of those securities, the key assumptions about risk premiums, performance of underlying collateral (if any) and other factors involve significant assumptions and may not reflect those of an active market. To the extent that bonds have longer maturity dates, management's estimate of fair value may involve greater subjectivity since they involve judgment about events well into the future. Then, every quarter, there is a comprehensive review of all impaired securities and problem loans by a group consisting of the Chief Investment Officer and the Bond Investment Committee, including the Chief Risk Officer who reports to the Chief Financial Officer. The valuation of impaired bonds for which there is no quoted price is typically based on the present value of the future cash flows expected to be received. If the company is likely to continue operations, the estimate of future cash flows is typically based on the expected operating cash flows of the company that are available to make payments on the bonds. If the company is likely to liquidate, the estimate of future cash flows is based on an estimate of the liquidation value of its net assets.

      As of March 31, 2004 and December 31, 2003, 51.0% and 48.3% of our below investment grade bonds are in Category 3, the highest quality below investment grade. Category 6 bonds, those in or near default, represent securities that were originally acquired as long-term investments, but subsequently became distressed. The carrying value of bonds in or near default was $259.2 million and $398.4 million as of March 31, 2004 and December 31, 2003, respectively. As of March 31, 2004 and December 31, 2003, $1.2 million and $4.1 million, respectively, of interest on bonds near default were included in accrued investment income. Unless the Company reasonably expects to collect investment income on bonds in or near default, the accrual will be ceased and any accrued income reversed. Management judgment is used and the actual results could be materially different.

      In keeping with the investment philosophy of tightly managing interest rate risk, the Company's MBS & ABS holdings are heavily concentrated in commercial MBS where the underlying loans are largely call protected, which means they are not pre-payable without penalty prior to maturity at the option of the issuer. By investing in MBS and ABS securities with relatively predictable repayments, the Company adds high quality, liquid assets to our portfolios without incurring the risk of cash flow variability. The Company believes the portion of its MBS/ABS portfolio subject to prepayment risk as of March 31, 2004 and December 31, 2003 was limited to approximately 20.2% and 22.3%, respectively ,of our total MBS/ABS portfolio and 3.7% and 3.4%, respectively, of our total fixed maturity securities holdings, at each period end.

      The following table shows the composition by our internal industry classification of the fixed maturity securities portfolio and the unrealized gains and losses contained therein.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


         Fixed Maturity Securities -- By Industry Classification/Sector

                                                                     Investment Grade as of March 31, 2004
                                         -------------------------------------------------------------------------------------------
                                                                         Carrying Value                Carrying Value
                                                                         of Securities                  of Securities
                                                               Net         with Gross       Gross        with Gross         Gross
                                          Total Carrying    Unrealized     Unrealized     Unrealized     Unrealized      Unrealized
                                               Value       Gain (Loss)       Gains          Gains          Losses          Losses
                                         -------------------------------------------------------------------------------------------
                                                                                 (in millions)
Corporate securities:
     Banking and finance .............     $ 6,551.5       $   444.9       $ 5,982.1     $   456.6     $   569.4       $   (11.7)
     Communications ..................       2,920.4           263.9         2,779.9         266.8         140.5            (2.9)
     Government ......................       3,215.6           172.3         2,137.8         179.3       1,077.8            (7.0)
     Manufacturing ...................       6,278.7           473.3         5,603.4         486.8         675.3           (13.5)
     Oil & gas .......................       3,900.9           414.8         3,808.0         415.9          92.9            (1.1)
     Services / trade ................       2,588.8           204.7         2,534.3         205.8          54.5            (1.1)
     Transportation ..................       2,299.3           138.2         1,845.9         182.1         453.4           (43.9)
     Utilities .......................       7,094.5           606.0         6,390.5         619.7         704.0           (13.7)
     Other ...........................            --              --              --            --            --              --
                                         -------------------------------------------------------------------------------------------
   Total corporate securities ........      34,849.7         2,718.1        31,081.9       2,813.0       3,767.8           (94.9)

Asset-backed and mortgage-
    backed securities ................       8,680.1           388.2         7,442.6         439.7       1,237.5           (51.5)
U.S. Treasury securities and
    obligations of U.S. government
    agencies .........................         320.3             6.3           283.8           6.5          36.5            (0.2)
Debt securities issued by foreign
    governments ......................         201.3            17.4           200.0          17.4           1.3              --
Obligations of states and political
    subdivisions .....................         359.1            18.7           353.0          18.7           6.1              --
                                         -------------------------------------------------------------------------------------------
     Total ...........................     $44,410.5       $ 3,148.7       $39,361.3     $ 3,295.3     $ 5,049.2       $  (146.6)
                                         ===========================================================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY


         Fixed Maturity Securities -- By Industry Classification/Sector

                                                                  Below Investment Grade as of March 31, 2004
                                           -----------------------------------------------------------------------------------------
                                                                          Carrying Value                Carrying Value
                                                                          of Securities                  of Securities
                                                                Net         with Gross       Gross        with Gross         Gross
                                           Total Carrying    Unrealized     Unrealized     Unrealized     Unrealized      Unrealized
                                                Value       Gain (Loss)       Gains          Gains          Losses          Losses
                                           -----------------------------------------------------------------------------------------
                                                                             (in millions)
Corporate securities:
     Banking and finance ..............     $   27.8        $    1.0         $   23.2      $    1.0        $    4.6              --
     Communications ...................        238.4             7.7            148.9          18.8            89.5        $  (11.1)
     Government .......................         11.5              --              1.7           0.3             9.8            (0.3)
     Manufacturing ....................      1,353.8            83.2            994.1          97.2           359.7           (14.0)
     Oil & gas ........................        721.9            (4.5)           432.6          30.2           289.3           (34.7)
     Services/trade ...................        393.2            39.1            287.3          45.6           105.9            (6.5)
     Transportation ...................        474.6           (13.8)           153.2          33.7           321.4           (47.5)
     Utilities ........................      2,593.7           122.3          1,872.7         171.9           721.0           (49.6)
     Other ............................           --              --               --            --              --              --
                                           -----------------------------------------------------------------------------------------
   Total corporate securities .........      5,814.9           235.0          3,913.7         398.7         1,901.2          (163.7)

Asset-backed and mortgage-
    backed securities .................        605.5           (23.9)           299.6          13.8           305.9           (37.7)
U.S. Treasury securities and
    obligations of U.S. government
    agencies ..........................           --              --               --            --              --              --
Debt securities issued by foreign
    governments .......................         10.9             0.4              8.2           0.5             2.7            (0.1)
Obligations of states and political
    subdivisions ......................           --              --               --            --              --              --
                                           -----------------------------------------------------------------------------------------
     Total ............................     $6,431.3        $  211.5         $4,221.5      $  413.0        $2,209.8        $ (201.5)
                                           ========================================================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY


         Fixed Maturity Securities -- By Industry Classification/Sector

                                                                  Investment Grade as of December 31, 2003
                                       --------------------------------------------------------------------------------------------
                                                                      Carrying Value of              Carrying Value of
                                                             Net       Securities with     Gross      Securities with       Gross
                                        Total Carrying    Unrealized   Gross Unrealized  Unrealized   Gross Unrealized   Unrealized
                                             Value       Gain (Loss)        Gains          Gains           Losses          Losses
                                       --------------------------------------------------------------------------------------------
                                                                              (in millions)
Corporate securities:
     Banking and finance ...........     $ 6,198.6     $   359.1       $ 5,408.5       $   370.3       $   790.1       $   (11.2)
     Communications ................       2,795.5         230.8         2,390.1           239.8           405.4            (9.0)
     Government ....................       3,151.1         132.7         2,112.2           140.0         1,038.9            (7.3)
     Manufacturing .................       6,199.1         381.3         5,194.4           411.9         1,004.7           (30.6)
     Oil & gas .....................       3,827.5         342.3         3,660.0           347.9           167.5            (5.6)
     Services/trade ................       2,351.1         170.4         2,222.8           174.3           128.3            (3.9)
     Transportation ................       2,252.9         104.8         1,713.1           138.9           539.8           (34.1)
     Utilities .....................       6,943.5         503.7         6,182.4           528.2           761.1           (24.5)
     Other .........................            --            --              --              --              --              --
                                      ---------------------------------------------------------------------------------------------
   Total corporate securities ......      33,719.3       2,225.1        28,883.5         2,351.3         4,835.8          (126.2)

Asset-backed and mortgage-
    backed securities ..............       6,956.3         223.0         5,155.1           303.3         1,801.2           (80.3)
U.S. Treasury securities and
    obligations of U.S. ............
    government agencies ............         289.3           2.7           111.1             4.1           178.2            (1.4)
Debt securities issued by
    foreign governments ............         244.9          20.2           147.0            21.4            97.9            (1.2)
Obligations of states and
    political subdivisions .........         429.0          16.0           337.1            17.2            91.9            (1.2)
                                      ---------------------------------------------------------------------------------------------
     Total .........................     $41,638.8     $ 2,487.0       $34,633.8       $ 2,697.3       $ 7,005.0       $  (210.3)
                                      =============================================================================================

                                                              Below Investment Grade as of December 31, 2003
                                     -----------------------------------------------------------------------------------------------
                                                                    Carrying Value of                Carrying Value of
                                                           Net       Securities with      Gross       Securities with        Gross
                                      Total Carrying    Unrealized   Gross Unrealized   Unrealized    Gross Unrealized    Unrealized
                                           Value       Gain (Loss)        Gains           Gains            Losses           Losses
                                     -----------------------------------------------------------------------------------------------
                                                                             (in millions)
Corporate securities:
     Banking and finance ..........     $  113.4        $   (3.7)        $   84.3        $    2.6        $   29.1          $   (6.3)
     Communications ...............        203.3             8.2            104.9            17.4            98.4              (9.2)
     Government ...................         11.0            (0.4)             1.5             0.2             9.5              (0.6)
     Manufacturing ................      1,414.6            61.8            992.5            93.0           422.1             (31.2)
     Oil & gas ....................        673.0           (31.7)           413.9            21.4           259.1             (53.1)
     Services/trade ...............        431.4            45.7            324.8            51.1           106.6              (5.4)
     Transportation ...............        507.3           (14.4)           182.0            29.9           325.3             (44.3)
     Utilities ....................      2,588.2           107.0          1,852.1           153.1           736.1             (46.1)
     Other ........................           --              --               --              --              --                --
                                      ---------------------------------------------------------------------------------------------
   Total corporate securities .....      5,942.2           172.5          3,956.0           368.7         1,986.2            (196.2)

Asset-backed and mortgage-
    backed securities .............        380.4           (61.3)            47.0             2.2           333.4             (63.5)
U.S. Treasury securities and
    obligations of U.S.
    government agencies ...........           --              --               --              --              --                --
Debt securities issued by
    foreign governments ...........          9.4             0.3              5.7             0.4             3.7              (0.1)
Obligations of states and
    political subdivisions ........           --              --               --              --              --                --
                                      ---------------------------------------------------------------------------------------------
     Total ........................     $6,332.0        $  111.5         $4,008.7        $  371.3        $2,323.3          $ (259.8)
                                      =============================================================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY


      As of March 31, 2004 and December 31, 2003, there were gross unrealized gains of $3,708.3 million and $3,068.6 million, and gross unrealized losses of $348.1 million and $470.1 million on the fixed maturities portfolio. As of March 31, 2004 gross unrealized losses of $348.1 million included $307.2 million, or 88.3%, of gross unrealized losses concentrated in the utilities, manufacturing, oil and gas, transportation, and asset-backed and mortgage-backed securities. The tables above show gross unrealized losses before amounts that are allocated to the closed block policyholders or participating pension contractholders. Of the $348.1 million of gross unrealized losses in the portfolio at March 31, 2004, $39.3 million was in the closed block and $15.5 million has been allocated to participating pension contractholders, leaving $293.3 million of gross unrealized losses after such allocations. The 2003 gross unrealized losses of $470.1 million included $413.3 million, or 87.9%, of gross unrealized losses concentrated in the utilities, manufacturing, oil and gas, transportation, and asset-backed and mortgage-backed securities. The tables above show gross unrealized losses before amounts that were allocated to the closed block policyholders or participating pension contractholders. Of the $470.1 million of gross unrealized losses in the portfolio at December 31, 2003, $61.8 million was in the closed block and $20.2 million was allocated to participating pension contractholders, leaving $388.1 million of gross unrealized losses after such allocations.

      Unrealized losses can be created by rising interest rates or by rising credit concerns and hence widening credit spreads. Credit concerns are apt to play a larger role in the unrealized loss on below investment grade bonds and hence the gross unrealized loss on the portfolio has been split between investment grade and below investment grade bonds in the above tables. The gross unrealized loss on below investment grade fixed maturity securities declined from $259.8 million at December 31, 2003 to $201.5 million primarily due to the easing of credit concerns and the resulting spread tightening.

      We remain most concerned about the airline sector. We lend to this industry almost exclusively on a secured basis (approximately 99% of our loans are secured). These secured airline financings are of two types: Equipment Trust Certificates (ETC's) and Enhanced Equipment Trust Certificates (EETC's). The ETC's initially have an 80% loan-to-value ratio and the EETC senior tranches initially have a 40-50% loan-to-value and include a provision for a third party to pay interest for eighteen months from a default. For us to lose money on an ETC, three things must happen: the airline must default; the airline must decide it does not want to fly our aircraft, and the aircraft must be worth less than our loan. When lending to this industry, we underwrite both the airline and the aircraft. We've been lending to this industry in this fashion for 25 years through several economic cycles and have seen values on our secured airline bonds fall and recover through these cycles. EETC's are classified as asset-backed securities and they account for $49.8 million and $58.6 million of the $89.2 million and $143.8 million of gross unrealized loss in the asset-backed and mortgage-backed securities category as of March 31, 2004 and December 31, 2003, respectively. While the airline industry is making positive strides in reducing its cost structure, a significant recovery in this sector requires a growing economy and a pick up in business travel. In the most recent quarter ending March 31, 2004, U.S. carriers have reported mixed results as increased fuel prices have offset increases in traffic. We do expect the airline sector to continue to improve barring any new terrorist events or a reversal of the course of the U.S. economy. We do still expect that the senior secured nature of our loans to this industry will protect our holdings through this difficult time.

      The following table shows the composition by credit quality of the securities with gross unrealized losses in our fixed maturity securities portfolio. The gross unrealized loss on investment grade bonds (those rated in categories 1 and 2 by the SVO) declined by $53.3 million in the three months ending March 31, 2004 to $146.6 million. The gross unrealized loss on below investment grade bonds (those rated in categories 3, 4, 5, and 6 by the SVO) declined even more over this period, dropping by $57.7 million to a total of $201.5 million as of March 31, 2004.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

          Unrealized Losses on Fixed Maturity Securities -- By Quality

                                                               As of March 31, 2004
                                          ---------------------------------------------------------------

                                           Carrying Value of
                                            Securities with
   SVO             S&P Equivalent          Gross Unrealized      % of    Gross Unrealized
Rating (1)        Designation (2)             Losses (3)        Total       Losses (3)      % of Total
---------------------------------------------------------------------------------------------------------
                                                                  (in millions)
    1          AAA/AA/A.................          $3,500.2        49.9%      $ (50.9)          14.6%
    2          BBB......................           1,333.5        19.0         (95.7)          27.5
    3          BB.......................             552.2         7.9         (52.7)          15.1
    4          B........................           1,064.7        15.1         (95.3)          27.4
    5          CCC and lower............             525.9         7.5         (46.6)          13.4
    6          In or near default.......              42.6         0.6          (6.9)           2.0
                                          ---------------------------------------------------------------
                     Subtotal...........           7,019.1       100.0%       (348.1)         100.0%

               Redeemable preferred
                     Stock..............             239.9                        --
                                          ---------------------------------------------------------------
               Total....................          $7,259.0                   $(348.1)
                                          ===============================================================

(1) With respect to securities that are awaiting rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Includes 26 securities with gross unrealized losses that are awaiting an SVO rating with a carrying value of $497.3 million and unrealized losses of $11.6 million. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date. Unrated securities comprised 6.9% and 3.3% of the total carrying value and total gross unrealized losses of securities in a loss position, including redeemable preferred stock, respectively.

          Unrealized Losses on Fixed Maturity Securities -- By Quality

                                                                     As of December 31, 2003
                                                  --------------------------------------------------------------

                                                   Carrying Value of
                                                    Securities with
   SVO                 S&P Equivalent              Gross Unrealized      % of    Gross Unrealized      % of
Rating (1)            Designation (2)                 Losses (3)        Total       Losses (3)        Total
----------------------------------------------------------------------------------------------------------------
                                                                          (in millions)
    1          AAA/AA/A.........................          $4,631.6        50.8%      $ (93.4)          20.3%
    2          BBB..............................           2,168.2        23.8        (106.5)          23.2
    3          BB...............................             664.4         7.3         (74.4)          16.2
    4          B................................           1,068.3        11.7         (90.5)          19.7
    5          CCC and lower....................             441.5         4.8         (83.5)          18.2
    6          In or near default...............             146.7         1.6         (10.8)           2.4
                                                  --------------------------------------------------------------
                     Subtotal...................           9,120.7       100.0%       (459.1)         100.0%

               Redeemable preferred stock.......             207.6                     (11.0)
                                                  --------------------------------------------------------------
               Total............................          $9,328.3                   $(470.1)
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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                Unrealized Losses on Fixed Maturity Securities --
                      By Investment Grade Category and Age

                                                                                As of March 31, 2004
                                              --------------------------------------------------------------------------------------
                                                          Investment Grade                          Below Investment Grade
                                              ------------------------------------------  ------------------------------------------
                                              Carrying Value of                           Carrying Value of
                                               Securities with                             Securities with
                                              Gross Unrealized   Hedging       Market     Gross Unrealized   Hedging      Market
                                                   Losses      Adjustments  Depreciation       Losses      Adjustments  Depreciation
                                              ------------------------------------------  ------------------------------------------
                                                                                   (in millions)
Three months or less ........................   $  888.3       $   (6.9)       $   (2.7)       $  152.2     $   (1.0)     $   (1.1)
 Greater than three months to six months ....      404.0           (6.4)           (9.8)          100.1         (2.2)          0.8
 Greater than six months to nine months .....      596.3           (7.3)           (1.4)          110.8         (1.8)         (0.5)
 Greater than nine months to twelve months ..      651.1           (1.7)           (9.4)           89.6         (1.9)         (5.8)
 Greater than twelve months .................    2,294.0          (56.2)          (44.8)        1,732.7        (66.7)       (121.3)
                                              ------------------------------------------  ------------------------------------------
     Subtotal ...............................    4,833.7          (78.5)          (68.1)        2,185.4        (73.6)       (127.9)
                                              ------------------------------------------  ------------------------------------------

Redeemable preferred stock ..................      215.5             --              --            24.4           --            --
                                              ------------------------------------------  ------------------------------------------
     Total ..................................   $5,049.2       $  (78.5)       $  (68.1)       $2,209.8     $  (73.6)     $ (127.9)
                                              ==========================================  ==========================================

                Unrealized Losses on Fixed Maturity Securities --
                      By Investment Grade Category and Age

                                                                            As of December 31, 2003
                                              --------------------------------------------------------------------------------------
                                                          Investment Grade                          Below Investment Grade
                                              ------------------------------------------  ------------------------------------------
                                              Carrying Value of                           Carrying Value of
                                               Securities with                             Securities with
                                              Gross Unrealized   Hedging       Market     Gross Unrealized   Hedging      Market
                                                   Losses      Adjustments  Depreciation       Losses      Adjustments  Depreciation
                                              ------------------------------------------  ------------------------------------------
                                                                                  (in millions)
Three months or less ........................  $ 1,793.1       $  (12.2)    $  (15.6)       $  247.8       $   (3.8)    $   (7.5)
 Greater than three months to six
     Months .................................    1,385.2           (5.6)       (27.0)          122.9           (1.8)        (1.1)
 Greater than six months to nine
     Months .................................      925.2           (1.0)       (32.6)          122.1           (2.5)       (10.8)
Greater than nine months to twelve
     Months .................................      207.4          (14.0)        (7.7)          191.6           (1.2)        (2.8)
 Greater than twelve months .................    2,488.9          (43.7)       (40.5)        1,636.5          (60.1)      (167.6)
                                              ------------------------------------------  ------------------------------------------
     Total ..................................    6,799.8          (76.5)      (123.4)        2,320.9          (69.4)      (189.8)
                                              ------------------------------------------  ------------------------------------------

Redeemable Preferred Stock ..................      205.2             --        (10.4)            2.4             --         (0.6)
                                              ------------------------------------------  ------------------------------------------
    Total ..................................   $ 7,005.0       $  (76.5)    $ (133.8)       $2,323.3       $  (69.4)    $ (190.4)
                                              ==========================================  =========================================

      The tables above shows the Company's investment grade and below investment grade securities that were in a loss position at March 31, 2004 and December 31, 2003 by the amount of time the security has been in a loss position. Gross unrealized losses from hedging adjustments represent the amount of the unrealized loss that results from the security being designated as a hedged item in a fair value hedge. When a security is so designated, its cost basis is adjusted in response to movements in interest rates. These adjustments, which are non-cash and reverse with the passage of time as the asset and derivative mature, impact the amount of unrealized loss on a security. The remaining portion of the gross unrealized loss represents the impact of interest rates on the non-hedged portion of the portfolio and unrealized losses due to creditworthiness on the total fixed maturity portfolio.

      As of March 31, 2004 and December 31, 2003, respectively, the fixed maturity securities had a total gross unrealized loss of $196.0 million and $324.2 million, excluding basis adjustments related to hedging relationships. Of these totals, $181.3 million and $218.6 million, respectively, are due to securities that have had various amounts of unrealized loss for more than nine months. Of this, $54.2 million and $48.2 million, respectively comes from securities rated investment grade. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in credit spreads since the securities were acquired. Credit rating agencies statistics indicate that investment grade securities have been found to be less likely to develop credit concerns.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


      As of March 31, 2004 and December 31, 2003, $127.1 million and $170.4 million, respectively, of the $196.0 million and $324.2 million resided in below investment grade securities with various amounts of unrealized loss for over nine months. At March 31, 2004, all of these securities are current as to the payments of principal and interest. Of the total $127.1 million, $98.5 million traded above 80% of amortized cost at March 31, 2004 and an additional $11.7 million traded above 80% of amortized cost within the last nine months, for a total of $110.2 million. Of the total $110.2 million in this category, $60.6 million comes from airline related bonds, an industry that continues to experience stress and hence has lagged the general recovery. While, as described earlier, we expect the secured nature of our positions to protect our value, the increased stress in this industry is of concern.

      The Company's gross unrealized losses in investment grade and below investment grade bonds trading at less than 80% of amortized cost for more than one year amounted to $17.1 million in March 31, 2004 down $58.8 million, or 77.5%, from December 31, 2003.

      The Company believes, however, that after its comprehensive review of each borrower's ability to meet the obligations of the notes, and based on information available at this time, these securities will continue to pay as scheduled, and the Company has the ability and the intent to hold these securities until they recover in value or matures. The scheduled maturity dates for securities in an unrealized loss position at March 31, 2004 and December 31, 2003 is shown below.

          Unrealized Losses on Fixed Maturity Securities -- By Maturity

                                                       March 31, 2004               December 31, 2003
                                                ----------------------------- -------------------------------
                                                 Carrying Value                Carrying Value
                                                 of Securities     Gross        of Securities      Gross
                                                   with Gross    Unrealized      with Gross     Unrealized
                                                Unrealized Loss     Loss       Unrealized Loss     Loss
                                                ----------------------------- -------------------------------
                                                                       (in millions)
Due in one year or less .....................    $  306.4        $  (11.5)       $  385.1        $  (11.5)
Due after one year through five years .......     1,127.4           (51.0)        1,487.0           (74.5)
Due after five years through ten years ......     1,169.3           (71.3)        1,916.7          (101.8)
Due after ten years .........................     3,112.5          (125.1)        3,404.8          (138.5)
                                                ----------------------------- -------------------------------
                                                  5,715.6          (258.9)        7,193.6          (326.3)

Asset-backed and mortgage-backed
  Securities ................................     1,543.4           (89.2)        2,134.7          (143.8)
                                                ----------------------------- -------------------------------

Total .......................................    $7,259.0        $ (348.1)       $9,328.3        $ (470.1)
                                                ============================= ===============================

      As of March 31, 2004, there were 22 securities representing 3 credits with amortized cost of $408.8 million and total unrealized loss of $65.8 million that had unrealized losses of $10 million or more. As of December 31, 2003, there were 59 securities with an unrealized loss of $10 million or more with an amortized cost of $1,048.3 million and unrealized loss of $136.3 million. The area of most concern continues to be the airline sector and it represents 2 of the 3 credits as of March 31, 2004.

      Mortgage Loans. As of March 31, 2004 and December 31, 2003, the Company held mortgage loans with a carrying value of $10.7 billion and $10.9 billion, including $2.9 billion and $3.0 billion, respectively, of agricultural loans at each period end and $7.8 billion and $7.9 billion, respectively, of commercial loans. Impaired loans comprised 1.0% and 1.1% of the mortgage portfolio as of March 31, 2004 and December 31, 2003, respectively.

      The following table shows the Company's agricultural mortgage loan portfolio by its three major sectors: agri-business, timber and production agriculture.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


                                    As of March 31, 2004                     As of December 31, 2003
                         ------------------------------------------- -----------------------------------------
                           Amortized     Carrying     % of Total       Amortized    Carrying     % of Total
                              Cost         Value    Carrying Value        Cost        Value    Carrying Value
                         ------------------------------------------- -----------------------------------------
                                                             (in millions)
Agri-business ...........   $1,797.3     $1,796.6         61.3%         $1,861.0     $1,860.6         61.5%
Timber ..................    1,146.4      1,118.0         38.1           1,172.4      1,144.2         37.9
Production agriculture ..       17.7         17.7          0.6              18.9         18.9          0.6
                         ------------------------------------------- -----------------------------------------
   Total ...............    $2,961.4     $2,932.3        100.0%         $3,052.3     $3,023.7        100.0%
                         =========================================== =========================================

     The following table shows the distribution of our mortgage loan portfolio by property type as of the dates indicated. Our commercial mortgage loan portfolio consists primarily of non-recourse fixed-rate mortgages on fully, or nearly fully, leased commercial properties.

                        Mortgage Loans - By Property Type

                                           As of March 31, 2004          As of December 31, 2003
                                      ---------------------------------------------------------------
                                          Carrying         % of          Carrying         % of
                                           Value           Total          Value           Total
                                      ---------------------------------------------------------------
                                                              (in millions)
Apartment .........................     $ 1,422.2           13.3%        $ 1,452.9         13.4%
Office Buildings ..................       2,307.3           21.5           2,448.4         22.5
Retail ............................       2,140.4           20.0           2,083.6         19.2
Agricultural ......................       2,932.3           27.3           3,023.7         27.8
Industrial ........................         930.5            8.7             938.4          8.6
Hotels ............................         434.5            4.0             435.9          4.0
Multi-Family ......................           0.9             --               0.9           --
Mixed Use .........................         297.5            2.8             284.3          2.6
Other .............................         256.7            2.4             203.0          1.9
                                      ---------------------------------------------------------------
     Total ........................     $10,722.3          100.0%        $10,871.1        100.0%
                                      ===============================================================

      The following table shows the distribution of our mortgage loan portfolio by geographical region, as defined by the American Council of Life Insurers
(ACLI).

                        Mortgage Loans -- By ACLI Region

                           ---------------------------------------------------------------------------
                                      As of March 31, 2004              As of December 31, 2003
                           ---------------------------------------------------------------------------
                              Number      Carrying          % of          Carrying         % of
                             Of Loans       Value          Total           Value           Total
                           ---------------------------------------------------------------------------
                                                         (in millions)
East North Central ......      140      $ 1,125.9           10.5%      $ 1,117.8           10.3%
East South Central ......       39          393.0            3.7           411.9            3.8
Middle Atlantic .........      120        1,480.3           13.8         1,449.5           13.3
Mountain ................       93          541.9            5.0           507.6            4.7
New England .............      101          878.2            8.2           869.1            8.0
Pacific .................      274        2,321.7           21.7         2,371.2           21.8
South Atlantic ..........      203        2,242.9           20.9         2,375.6           21.8
West North Central ......       69          430.7            4.0           434.5            4.0
West South Central ......      116        1,008.0            9.4         1,022.2            9.4
Canada ..................       10          299.7            2.8           311.7            2.9
                           ---------------------------------------------------------------------------
     Total ..............    1,165      $10,722.3          100.0%      $10,871.1          100.0%
                           ===========================================================================

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY


market conditions. The decision may also reflect a plan to invest additional capital in a property to make tenant improvements or renovations to secure a higher resale value at a later date. Following foreclosure, we rely on our real estate investment group's ability to manage foreclosed real estate for eventual return to investment real estate status or outright sale.

                            Mortgage Loan Comparisons

                                                          As of March 31,                           As of December 31,
                                                                2004                                       2003
                                                 --------------------------------------- -------------------------------------
                                                   Carrying       % of Total              Carrying            % of Total
                                                     Value     Mortgage Loans (1)            Value         Mortgage Loans (1)
                                                 --------------------------------------- -------------------------------------
                                                                                  (in millions)
Delinquent, not in foreclosure ..............          --            --                    $  0.2                   --
Delinquent, in foreclosure ..................      $ 69.9           0.6%                     92.7                  0.8%
Restructured ................................        83.5           0.8                      87.8                  0.8
Loans foreclosed during period ..............          --            --                      23.9                  0.2
Other loans with valuation allowance (2) ....          --            --                       5.5                  0.1
                                                 -----------------------------------------------------------------------------

   Total ....................................      $153.4           1.4%                   $210.1                  1.9%
                                                 -----------------------------------------------------------------------------

Valuation allowance .........................      $ 63.5           0.6%                   $ 65.9                  0.6%
                                                 =============================================================================

(1) As of March 31, 2004 and December 31, 2003 the Company held mortgage loans with a carrying value of $10.7 billion and $10.9 billion, respectively.

      The valuation allowance is maintained at a level that is adequate enough to absorb estimated probable credit losses. Management's periodic evaluation of the adequacy of the allowance for losses is based on past experience, known and inherent risks, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of the underlying security, the general composition of the portfolio, current economic conditions and other factors. This evaluation is inherently subjective and is susceptible to significant changes and no assurance can be given that the allowances taken will in fact be adequate to cover all losses or that additional valuation allowances or asset write-downs will not be required in the future. The valuation allowance for the mortgage loan portfolio was $63.5 million, or 0.6% of the carrying value of the portfolio as of March 31, 2004.

Investment Results

Net Investment Income. The following table summarizes the Company's investment results for the periods indicated:

                                                  As of March 31,
                                             2004                  2003
                                    --------------------------------------------
                                      Yield      Amount     Yield      Amount
                                    --------------------------------------------
                                                   (in millions)
General account assets-excluding
Policy loans
Gross income......................     6.13%   $   993.1    6.33%   $   954.4
Ending assets-excluding policy
    loans (1).....................              67,565.9             62,047.2
Policy loans
Gross income......................     5.84%        29.4    6.13%        30.9
Ending assets.....................               2,014.2              2,018.7

       Total gross income.........     6.12%     1,022.5    6.32%       985.3
       Less: investment expenses..                 (39.0)               (52.2)
                                             ------------          -----------
       Net investment income .....     5.89%   $   983.5    5.99%   $   933.1
                                             ============          ===========

(1) Cash and cash equivalents are included in invested assets in the table above for the purposes of calculating yields on income producing assets for the Company.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


      Net investment income increased $50.4 million from the comparable prior year period. The increase was primarily the result of asset growth and lower investment expenses. Overall, the yield for the three months ended March 31, 2004, net of investment expenses, on the general account portfolio decreased to 5.89% from 5.99% for the prior year. The lower portfolio yield was driven primarily by the drop in short-term interest rates during the year, which impacts floating rate investments, and lower yields on investment acquisitions. In summary, the change in yields was driven by the following factors:

o As of March 31, 2004, the Company's asset portfolio had approximately $12 billion of floating-rate exposure (primarily LIBOR). This compares to the same $12 billion level of exposure as of March 31, 2003. This exposure was created mostly through interest rate swaps designed to match our floating-rate liability portfolio. As of March 31, 2004, approximately 91% of this floating rate exposure, excluding cash and short-term investments, was directly offset by exposure to floating-rate liabilities. Most of the remaining 9% of exposure is in floating rate assets acquired for their relative value and is accounted for in the portfolio's interest rate risk management plan. The impact was approximately 47 basis points this quarter compared to 54 basis points a year ago.

o Certain of our tax-preferenced investments (lease residual management and affordable housing limited partnerships) dilute the Company's net portfolio yield on a pre-tax basis. For the three month period ended March 31, 2004, this dilutive effect was 9 basis points, compared to 8 basis points in the comparable prior year period. However, adjusting for taxes, these investments increased the Company's net income by $1.4 million for the three month period ended March 31, 2004 compared to the three month period ended March 31, 2003.

o The inflow of new cash for the three month period ending March 31, 2004 was invested at rates that were below the portfolio rate for the prior year period. In addition, maturing assets rolling over into new investments at rates less favorable than those available in 2003. These two factors account for the majority of the remaining decline in portfolio rates.

      Partially offsetting the effects of these decreases to yields on investments was an increase in invested assets and a reduction in investment expenses. In the three month period ended March 31, 2004, average invested assets increased $7,839.2 million, or 13.3%, from the prior year period. In addition, investment expenses were reduced $13.2 million in the three month period ended March 31, 2004 compared to the prior year. Included are reductions in corporate complex expenses and in depreciation expenses associated with the sale of the Company's home office real estate in the first quarter of 2003.

Net Realized Investment and Other Gain/(Loss)

      The following table shows the Company's net realized investment and other gains (losses) by asset class for the periods presented:

                                                        Gross Gain      Gross Loss     Hedging     Net Realized Investment
For the Three Months Ended March 31, 2004   Impairment  on Disposal     on Disposal  Adjustments    and Other Gain/(Loss)
                                           ---------------------------------------------------------------------------------
                                                                         (in millions)
Fixed maturity securities (1) (2).......       $(68.3)     $ 74.8       $ (5.4)      $ (51.9)             $ (50.8)
Equity securities (3)...................         (4.7)       69.1         (0.7)          --                  63.7
Mortgage loans on real estate...........          --         14.1         (3.7)        (14.1)                (3.7)
Real estate.............................          --          3.7         (0.1)          --                   3.6
Other invested assets...................         (7.4)        2.2         (6.1)          --                 (11.3)
Derivatives.............................          --          --           --         (100.0)              (100.0)
                                           ---------------------------------------------------------------------------
               Subtotal.................       $(80.4)     $163.9       $(16.0)      $(166.0)             $ (98.5)
                                           ---------------------------------------------------------------------------

          Amortization adjustment for deferred policy acquisition costs......................             $  18.0
          Amounts credited to participating pension contractholders..........................                (2.0)
          Amounts credited to the policyholder dividend obligation...........................               (15.2)
                                                                                                ----------------------
               Total.........................................................................             $ (97.7)
                                                                                                ======================

(1) Fixed maturities gain on disposals includes $5.4 million of gains from previously impaired securities and prepayment gains of $33.4 million.
(2) Fixed maturities loss on disposals includes $0.6 million of credit related losses.
(3) Equity securities gain on disposal includes $9.3 million of gains from equity securities received as settlement compensation from an investee whose securities had previously been impaired.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


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

      For the three months ended March 31, 2004 net realized investment and other gains and losses was a loss of $97.7 million. For the same time periods, gross losses on impairments and on disposal of investments - including bonds, equities, real estate, mortgages and other invested assets was $96.4 million, excluding hedging adjustments. This compares to net realized investment and other gains of $105.4 million and gross losses on impairments and disposals of $290.9 million in the year ago quarter.

      For the three months ended March 31, 2004, we realized $74.8 million of gains on disposal of fixed maturities excluding hedging adjustments. These gains resulted from managing our portfolios for tax optimization and ongoing portfolio positioning, as well as $33.4 million of prepayments and approximately $5.4 million from recoveries on sales of previously impaired securities.

      For the three month ended March 31, 2004, we realized $5.4 million of losses upon disposal of bonds excluding hedging adjustments. We generally intend to hold securities in unrealized loss positions until they mature or recover. However, we do sell bonds under certain circumstances such as when new information causes us to change our assessment of whether a bond will recover or perform according to its contractual terms, in response to external events (such as a merger or a downgrade) that result in investment guideline violations (such as single issuer or overall portfolio credit quality limits), in response to extreme catastrophic events (such as September 11, 2001) that result in industry or market wide disruption, or to take advantage of tender offers. Sales generate both gains and losses.

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

      At the end of each quarter, our Investment Review Committee reviews all securities where market value is less than ninety percent of amortized cost for three months or more to determine whether impairments need to be taken. This committee includes the head of workouts, the head of each industry team, the head of portfolio management, the Chief Investment Officer and the Chief Risk Officer who reports to the Chief Financial Officer. The analysis focuses on each company's or project's ability to service its debts in a timely fashion and the length of time the security has been trading below cost. The results of this analysis are reviewed by the Life Company's Committee of Finance, a subcommittee of the Life Company's Board of Directors, quarterly. This quarterly process includes a fresh assessment of the credit quality of each investment in the entire fixed maturities portfolio.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY


      As disclosed in our discussion of the Results of Operations in this MD&A, the Company recorded losses due to other than temporary impairments of fixed maturity securities for three month period ended March 31, 2004 of $69.8 million (including impairment losses of $68.3 million and $1.5 million of previously recognized gains where the bond was part of a hedging relationship).

      Of the $5.4 million of realized losses on sales of fixed maturity securities for the three months ended March 31, 2004, there were no significant credit losses. Most of the sales were related to general portfolio management, largely due to redeploying high quality, liquid public bonds into more permanent investments and the losses resulted from increasing interest rates during the quarter. There were no sales with losses in excess of $1.0 million.

      The Company recorded losses due to other than temporary impairments of CDO equity and other invested assets of $7.4 million for three month period ended March 31, 2004. Equity in these CDO's take the first loss risk in a pool of high yield debt and hence under perform in a high yield default environment. We have a total remaining carrying value of $57.4 million and $60.0 million of CDO equity as of March 31, 2004 and December 31, 2003, which is currently supported by expected cash flows.

      The Company also recognized losses on other than temporary impairments of common stock of $4.7 million for the three month period ended March 31, 2004, as the result of market values falling below cost for more than six months.

      The Company recorded a loss of $3.7 million on mortgage loans for the three month period ended March 31, 2004 (of which $14.1 million was losses on hedging adjustments). Included are losses of $1.2 million for the three months ended March 31, 2004, which were associated with agriculture mortgages.

      There were also gains of $69.1 million on the sale of equity securities as part of our overall investment strategy of using equity gains to minimize credit losses in the long term, gains of $2.2 million from the sale of other invested assets, and gains of $3.7 million resulting from the sale of real estate for the three month period ended March 31, 2004. Net derivative activity resulted in a loss of $100.0 million for the three months ended March 31, 2004, resulting from a slightly larger impact from interest rate changes on the Company's fair value of hedged and non-hedged items in comparison to the changes in fair value of its derivatives.

      For the three month period ended March 31, 2003, net realized investment and other gains and losses was a gain of $105.4 million. Gross losses on impairments and on disposal of investments - including bonds, equities, mortgages, real estate, and other invested assets was $290.9 million excluding hedging adjustments.

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

      State insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of prescribed limitations without prior approval. The Company's limit is the greater of 10% of the statutory surplus at prior year-end or the prior calendar year's statutory net gain from operations of the Company. The ability of the Company to pay shareholder dividends is and will continue to be subject to restrictions set forth in the insurance laws and regulations of Massachusetts, its domiciliary state. The Massachusetts insurance law limits how and when the Company can pay shareholder dividends. The Company, in the future could also be viewed as being commercially domiciled in New York. If so, dividend payments may also be subject to New York's holding company act as well as Massachusetts' law. The Company currently does not expect such regulatory requirements to impair its ability to meet its liquidity and capital needs. During the first quarter of 2004, the Company paid no dividends to its parent, JHFS.

      Sources of cash for the Company include premiums, deposits and charges on policies and contracts, investment income, maturing investments, and proceeds from sales of investment assets. In addition to the need for cash flow to meet operating expenses, our liquidity requirements relate principally to the

                       JOHN HANCOCK LIFE INSURANCE COMPANY


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

      On April 28, 2004, JHFS, the parent of the Company, completed its merger agreement with Manulife Financial Corporation (Manulife) and as of the close of business JHFS stock stopped trading on the New York Stock Exchange. In accordance with the agreement, each share of JHFS common stock was converted into 1.1853 shares of Manulife stock. Commencing on April 28, 2004, the Company now operates as a subsidiary of Manulife and the John Hancock name is Manulife's primary U.S. brand. Following the completion of the merger, Standard and Poor's, Moody's, A.M. Best and Fitch affirmed all ratings. In addition, Standard & Poor's upgraded the long-term counterparty credit and senior debt ratings on John Hancock Financial Services, Inc. and the debt ratings John Hancock Canadian Corp. to A+ from A. Dominion Bond Rating Service upgraded John Hancock Financial Services' corporate rating to AA (low) from A (high).

      The liquidity of our insurance operations is also related to the overall quality of our investments. As of March 31, 2004, $43,676.0 million, or 87.5% of the fixed maturity securities held by us and rated by Standard & Poor's Ratings Services, (S&P) or the National Association of Insurance Commissioners were rated investment grade (BBB- or higher by S&P, Baa3 or higher for Moody's, or 1 or 2 by the National Association of Insurance Commissioners). The remaining $6,245.1 million, or 12.5%, of fixed maturity investments were rated non-investment grade. For additional discussion of our investment portfolio see the General Account Investments section of this Management's Discussion and Analysis of Financial Condition and Results of Segment Operations.

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

      Analysis of Consolidated Statement of Cash Flows

      Net cash provided by operating activities was $536.6 million and $566.5 million for the three month period ended March 31, 2004 and 2003, respectively. Cash flows from operating activities are affected by the timing of premiums received, fees received and investment income. The $29.9 million decrease in the first quarter of 2004 as compared to the same period of 2003 is largely attributable to lower premiums received and income taxes due, and higher operating costs, partially offset by increased fee and other income and lower policy expenditures.

      Net cash used in investing activities was $760.0 million and $477.3 million for the three month periods ended March 31, 2004 and 2003, respectively. Changes in the cash provided by investing activities primarily relate to the management of the Company's investment portfolios and the investment of excess capital generated by operating and financing activities. The $282.7 million increase in cash used in the first quarter of 2004 as compared to the same period in 2003 resulted primarily from an $887.6 million cash inflow from the sale of Home Office properties in the first quarter of 2003, offset partially by a $335.2 million reduction in net acquisitions of fixed maturities and a $336.0 million increase in net mortgage maturities, prepayments and scheduled redemptions.

      Net cash provided by financing activities was $24.4 million and $1,150.9 million for the three month periods ended March 31, 2004 and 2003, respectively. Changes in cash provided by financing activities primarily relate to excess deposits or withdrawals under investment type contracts, the issuance of debt and borrowings or re-payments of the Company's debt. The $1,126.5 million decrease in net cash provided by financing activities for the first quarter of 2004 as compared to the same period in 2003 was driven by a decrease in deposits and an increase in cash payments made on withdrawals of universal life insurance and investment-type contracts totaling $1,168.8 million. Withdrawals on such universal life insurance and investment-type contracts exceeded deposits by $211.7 million for the first quarter of 2004, while during the same period in 2003, deposits exceeded withdrawals by $957.1 million. The Company's ability to generate customer deposits in excess of withdrawals is critical to our long-term growth.

                       JOHN HANCOCK LIFE INSURANCE COMPANY


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

      As of March 31, 2004, we had $695.4 million of principal and interest amounts of debt outstanding, consisting of $447.6 million of surplus notes and $247.8 million of other notes payable, including current maturities and a fair value adjustment for interest rate swaps. A new commercial paper program has been established at JHFS that has replaced the commercial paper program that was in place at the Company's indirect subsidiary, John Hancock Capital Corporation, and there were no commercial paper borrowings outstanding at March 31, 2004.

      The risk-based capital standards for life insurance companies, as prescribed by the National Association of Insurance Commissioners, establish a risk-based capital ratio comparing adjusted surplus to required surplus for each of our United States domiciled insurance subsidiaries. If the risk-based capital ratio falls outside of acceptable ranges, regulatory action may be taken ranging from increased information requirements to mandatory control by the domiciliary insurance department. The risk-based capital ratios are reported annually and monitored continuously. The Company's risk-based capital ratios for all of our insurance subsidiaries as of year end were significantly above the ranges that would require regulatory action.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY


Forward-Looking Statements

      The statements, analyses, and other information contained in this Management's Discussion and analysis (MD&A) and elsewhere in this Form 10-K, in connection with the merger with John Hancock and Manulife Financial Corporation, relating to trends in the John Hancock Life Insurance Company's (the Company's) operations and financial results, the markets for the Company's products, the future development of the Company's business, and the contingencies and uncertainties to which the Company may be subject, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "will," "should," "may," and other similar expressions, are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning future events and their effects on the Company. Future events and their effects on the Company may not be those anticipated by management. The Company's actual results may differ materially from the results anticipated in these forward-looking statements.

      These forward-looking statements are subject to risks and uncertainties including, but not limited to, the risks that (1) a significant downgrade in our ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm our ability to market our products; (2) new laws and regulations, including the recently enacted Sarbanes-Oxley Act of 2002, or changes to existing laws or regulations, (including, but not limited to, those relating to the Federal Estate Tax Laws and the proposed Bush Administration tax and savings initiatives), and the applications and interpretations given to these laws and regulations, may adversely affect the Company's sales of insurance and investment advisory products; (3) Massachusetts insurance law may restrict the ability of John Hancock Variable Life Insurance Company to pay dividends to us; (4) we face increasing competition in our retail businesses from mutual fund companies, banks and investment management firms as well as from other insurance companies; (5) declines or increased volatility in the securities markets, and other economic factors, may adversely affect our business, particularly our variable life insurance, mutual fund, variable annuity and investment business; (6) due to acts of terrorism or other hostilities, there could be business disruption, economic contraction, increased mortality, morbidity and liability risks, generally, or investment losses that could adversely affect our business; (7) our life insurance sales are highly dependent on a third party distribution relationship; (8) customers may not be responsive to new or existing products or distribution channels, (9) interest rate volatility may adversely affect our profitability; (10) our net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies or redeem shares of our open-end mutual funds; (11) the independent trustees of our variable series trusts and of our mutual funds could reduce the compensation paid to us or could terminate our contracts to manage the funds; (12) under our Plan of Reorganization, we were required to establish the closed block, a special arrangement for the benefit of a group of our policyholders. We may have to fund deficiencies in our closed block, and any over-funding of the closed block will benefit only the holders of policies included in the closed block, not our sole shareholder; (13) we face investment and credit losses relating to our investment portfolio, including, without limitation, the risk associated with the evaluation and determination by our investment professionals of the fair values of investments as well as whether or not any investments have been impaired on an other than temporary basis; (14) we may experience volatility in net income due to changes in standards for accounting for derivatives and other changes; (15) we are subject to risk-based capital requirements and possible guaranty fund assessments; (16) we may be unable to retain personnel who are key to our business; (17) we may incur losses from assumed reinsurance business in respect of personal accident insurance and the occupational accident component of workers compensation insurance; (18) litigation and regulatory proceedings may result in financial losses, harm our reputation and divert management resources; (19) we face unforeseen liabilities arising from our acquisitions and dispositions of businesses; (20) we may incur multiple life insurance claims as a result of a catastrophic event which, because of higher deductibles and lower limits under our reinsurance arrangements, could adversely affect the Company's future net income and financial position, and (21) in connection with the merger between JHFS and Manulife Financial Corporation: we may not achieve the revenue synergies, cost savings and other synergies contemplated by the merger; we may experience litigation related to the merger; John Hancock's and Manulife's distributors, customers and policyholders may react negatively to the transaction; we may encounter difficulties in promptly and effectively integrating the businesses of John Hancock and Manulife; we may not be able to retain the professional and management talent necessary to operate the business; the transaction may result in diversion of management time on merger- and intergration-related issues; and we may experience increased exposure to exchange rate fluctuations and other unknown risks associated with the merger.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY


ITEM 3. QUANTITATIVE and QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Omitted pursuant to General Instruction H(1)(a) and (b) of Form 10-Q.

ITEM 4. CONTROLS and PROCEDURES

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

      No change in the Company's internal control over financial reporting (as defined in Rule 14-15f) of the Securities Exchange Act of 1934, as amended) occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

31.1 Chief Executive Officer Certification Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 **

31.2 Chief Financial Officer Certification Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 **

32.1              Chief Executive Officer certification pursuant to 18 U.S.C.
                  Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 **

32.2              Chief Financial Officer certification pursuant to 18 U.S.C.
                  Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 **

================================================================================

**    Filed herewith.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

b) Reports on Form 8-K.

During the First Quarter of 2004 the Company filed the following Current Reports on Form 8-K:

On January 27, 2004 the Company filed a Current Report on Form 8-K, dated January 26, 2004, filing under Item 5 thereof, certain exhibits in connection with a Registration Statement on Form S-3 covering the Company's SignatureNotes Medium Term Note Program.

On January 28, 2004 the Company filed an amended Current Report on Form 8-K/A, dated January 26, 2004, filing under Item 5 thereof, certain exhibits in connection with a Registration Statement on Form S-3 covering the Company's SignatureNotes Medium Term Note Program

On February 3, 2004 the Company filed a Current Report on Form 8-K, dated February 2, 2004, filing under Item 5 thereof, certain exhibits in connection with a Registration Statement on Form S-3 covering the Company's SignatureNotes Medium Term Note Program.

On February 6, 2004 the Company filed a Current Report on Form 8-K, dated February 5, 2004, reporting under item 12 thereof the fourth quarter 2003 operating and financial results of its parent - John Hancock Financial Services, Inc.

On February 10, 2004 the Company filed a Current Report on Form 8-K, dated February 9, 2004, filing under Item 5 thereof, certain exhibits in connection with a Registration Statement on Form S-3 covering the Company's SignatureNotes Medium Term Note Program.

On March 16, 2004 the Company filed a Current Report on Form 8-K, dated March 15, 2004, filing under Item 5 thereof, certain exhibits in connection with a Registration Statement on Form S-3 covering the Company's SignatureNotes Medium Term Note Program.

On March 23, 2004 the Company filed a Current Report on Form 8-K, dated March 22, 2004, filing under Item 5 thereof, certain exhibits in connection with a Registration Statement on Form S-3 covering the Company's SignatureNotes Medium Term Note Program.

On March 30, 2004 the Company filed a Current Report on Form 8-K, dated March 29, 2004, filing under Item 5 thereof, certain exhibits in connection with a Registration Statement on Form S-3 covering the Company's SignatureNotes Medium Term Note Program.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        JOHN HANCOCK LIFE INSURANCE COMPANY


Date: May 6, 2004                       By: /s/ THOMAS E. MOLONEY
                                            ----------------------
                                            Thomas E. Moloney
                                            Senior Executive Vice President and
                                            Chief Financial Officer