Form 10-Q
period 2004-06-30
HANCOCK JOHN LIFE INSURANCE CO
filed 2004-08-09
CIK 917406

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

   As of August 6, 2004 there were outstanding 1,000 shares of common stock,
        $10,000 par value of the registrant, all of which were owned by
                     John Hancock Financial Services, Inc.

                            Reduced Disclosure Format

Registrant meets the conditions set forth in General Instruction H(1) (a) and
          (b) of Form 10-Q and is therefore filing this Form with the
                           Reduced Disclosure Format.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                                                                June 30,
                                                                                  2004        December 31,
                                                                               (unaudited)        2003
                                                                               ---------------------------
                                                                                       (in millions)
Assets
Investments
Fixed maturities:
     Held-to-maturity--at amortized cost
     (fair value: December 31--$1,512.8 million) .........................            --         $ 1,488.7
     Available-for-sale--at fair value
     (cost: June 30--$47,751.0 million; December 31--$43,907.7 million) ..     $47,456.7          46,482.1
Equity securities:
     Available-for-sale--at fair value
     (cost: June 30--$233.4 million; December 31--$249.9 million) ........         235.5             333.1
     Trading securities--at fair value
     (cost: June 30--$0.3 million; December 31--$0.3 million) ............           0.3               0.6
Mortgage loans on real estate ............................................      11,765.1          10,871.1
Real estate ..............................................................         136.7             123.8
Policy loans .............................................................       2,020.6           2,019.2
Short-term investments ...................................................          50.2              31.5
Other invested assets ....................................................       3,275.8           2,912.2
                                                                               ---------         ---------

         Total Investments ...............................................      64,940.9          64,262.3

Cash and cash equivalents ................................................       1,244.5           2,626.9
Accrued investment income ................................................         891.0             700.5
Premiums and accounts receivable .........................................         105.1             104.1
Goodwill .................................................................       3,031.7             108.6
Value of business acquired ...............................................       2,858.1             168.5
Deferred policy acquisition costs ........................................          58.4           3,420.7
Intangible assets ........................................................       1,351.1               6.3
Reinsurance recoverable ..................................................       3,237.2           2,677.3
Deferred tax asset .......................................................         401.9                --
Other assets .............................................................       2,206.0           2,886.2
Separate account assets ..................................................      18,493.0          19,369.6
                                                                               ---------         ---------
         Total Assets ....................................................     $98,818.9         $96,331.1
                                                                               =========         =========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                                                 June 30,
                                                                   2004       December 31,
                                                               (unaudited)        2003
                                                               ---------------------------
                                                                     (in millions)
Liabilities and Shareholder's Equity

Liabilities
Future policy benefits ................................        $42,181.1         $38,451.0
Policyholders' funds ..................................         21,322.3          21,693.5
Consumer notes ........................................          2,101.0           1,550.4
Unearned revenue ......................................              9.7             406.9
Unpaid claims and claim expense reserves ..............            175.5             166.5
Dividends payable to policyholders ....................            434.9             440.0
Short-term debt .......................................             51.5             104.0
Long-term debt ........................................            558.7             609.4
Deferred tax liability ................................               --           1,534.1
Other liabilities .....................................          3,963.5           4,417.7
Separate account liabilities ..........................         18,493.0          19,369.6
                                                               ---------         ---------
         Total liabilities ............................         89,291.2          88,743.1

Minority interest .....................................              5.1               5.1

Commitments and contingencies - Note 5

Shareholder's Equity
Common stock, at June 30, 2004, $10,000 par value;
  1,000 shares authorized, issued and outstanding .....             10.0              10.0
Additional paid in capital ............................          9,467.0           4,763.2
Retained earnings .....................................            169.1           1,332.1
Accumulated other comprehensive income ................           (123.5)          1,477.6
                                                               ---------         ---------

         Total Shareholder's Equity ...................          9,522.6           7,582.9
                                                               ---------         ---------

         Total Liabilities and Shareholder's Equity ...        $98,818.9         $96,331.1
                                                               =========         =========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                               Period From      Period From
                                                                             April 29, 2004    April 1, 2004     Three Months
                                                                                 through           through          Ended
                                                                              June 30, 2004    April 28, 2004    June 30, 2003
                                                                              -------------    --------------    -------------
                                                                                                (in millions)
Revenues
   Premiums ............................................................         $  324.9         $  157.3       $  484.4
   Universal life and investment-type product fees .....................            104.6             53.9          153.1
   Net investment income ...............................................            581.8            301.2          942.3
   Net realized investment and other gains (losses), net of
      related amortization of deferred policy acquisitions
      costs and value of businees acquired credited to
      participating pension contract holders and the
      policyholder dividend obligation ($(16.3), $29.1
      and $49.3 respectively) ..........................................             48.9            198.7           78.3
   Investment management revenues, commissions and other fees ..........             84.6             48.3          122.4
   Other revenue .......................................................             37.6             17.0           55.3
                                                                                 --------         --------       --------

Total revenues .........................................................          1,182.4            776.4        1,835.8

Benefits and expenses
   Benefits to policyholders, excluding amounts related to
      net realized investment and other gains (losses) credited
      to participating pension contract holders and the
      policyholder dividend obligation ($(10.8), $22.0,
      and $28.4 (respectively)
   Benefits to policyholders ...........................................            556.4            341.7          919.7
   Other operating costs and expenses ..................................            223.5            112.5          348.7
   Amortization of  deferred policy acquisition costs and value of business acquired, excluding amounts related to net
      realized investment and other gains (losses)  ($(5.5), $7.1
      and $20.9, respectively) .........................................             37.8             15.0           63.6

   Dividends to policyholders ..........................................             77.8             40.5          137.5
                                                                                 --------         --------       --------

   Total benefits and expenses .........................................            895.5            509.7        1,469.5
                                                                                 --------         --------       --------

Income before income taxes .............................................            286.9            266.7          366.3

Income taxes ...........................................................            117.8             91.7          108.6
                                                                                 --------         --------       --------

Net income .............................................................         $  169.1         $  175.0       $  257.7
                                                                                 ========         ========       ========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                                                                  Period From      Period From
                                                                                 April 29, 2004  January 1, 2004   Six Months
                                                                                    through          through          Ended
                                                                                 June 30, 2004   April 28, 2004   June 30, 2003
                                                                                 -------------   --------------   -------------
                                                                                                 (in millions)
Revenues
   Premiums ..................................................................     $  324.9         $  628.0        $  956.7
   Universal life and investment-type product fees ...........................        104.6            230.7           308.1
   Net investment income .....................................................        581.8          1,284.7         1,875.4
   Net realized investment and other gains (losses), net of
      related amortization of deferred policy acquisitions
      costs and value of business acquired credited
      to participating pension contract holders and
      the policyholder dividend obligation ($(16.3),
      $28.3 and $(0.5) respectively) .........................................         48.9            101.0           183.7
   Investment management revenues, commissions and other fees ................         84.6            180.7           241.6
   Other revenue .............................................................         37.6             88.3           127.4
                                                                                   --------         --------        --------

Total revenues ...............................................................      1,182.4          2,513.4         3,692.9

Benefits and expenses
    Benefits to policyholders, excluding amounts related to
        net realized investment and other gains (losses)
        credited to participating pension contract holders
        and the policyholder dividend obligation ($(10.8),
        $39.2, $(12.9), respectively)
   Benefits to policyholders .................................................        556.4          1,277.1         1,869.0
   Other operating costs and expenses ........................................        223.5            483.2           665.4
   Amortization of deferred policy acquisition costs and
        value of business acquired, excluding amounts related
        to net realized investment and other gains (losses)($(5.5),
        $(10.9) and $12.4, respectively) .....................................         37.8            121.8           135.4
   Dividends to policyholders ................................................         77.8            157.1           270.0
                                                                                   --------         --------        --------

   Total benefits and expenses ...............................................        895.5          2,039.2         2,939.8
                                                                                   --------         --------        --------

Income before income taxes and cumulative effect of
   accounting changes ........................................................        286.9            474.2           753.1

Income taxes .................................................................        117.8            141.6           224.4
                                                                                   --------         --------        --------

Net income before cumulative effect of accounting change .....................        169.1            332.6           528.7

Cumulative effect of accounting changes, net of income tax - Note 1 ..........           --             (3.3)             --

Net income ...................................................................     $  169.1         $  329.3        $  528.7
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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                            AND COMPREHENSIVE INCOME

                                                                                       Accumulated
                                                                Additional                 Other           Total        Outstanding
                                                      Common     Paid in    Retained   Comprehensive   Shareholder's      Common
                                                       Stock     Capital    Earnings   Income (Loss)      Equity          Shares
                                                     ------------------------------------------------------------------------------
                                                                  (in millions, except for outstanding share amounts)

Balance at April 1, 2003 .........................   $   10.0    $4,763.2    $1,227.1     $  757.1        $6,757.4         1,000

Comprehensive income:
     Net income ..................................                              257.7                        257.7

     Other comprehensive income, net of tax:
       Net unrealized gains (losses) .............                                           637.3           637.3
       Net accumulated gains (losses) on cash
         flow hedges .............................                                           106.5           106.5
       Foreign currency translation
         adjustment ..............................                                             0.1             0.1
     Minimum pension liability ...................                                             1.7             1.7
                                                                                                          --------
Comprehensive income .............................                                                         1,003.3

Dividend paid to parent company ..................                             (100.0)                      (100.0)
                                                     ------------------------------------------------------------------------------

Balance at June 30, 2003 .........................   $   10.0    $4,763.2    $1,384.8     $1,502.7        $7,660.7         1,000
                                                     ==============================================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                            AND COMPREHENSIVE INCOME

                                                                                       Accumulated
                                                                Additional                 Other          Total      Outstanding
                                                      Common     Paid in    Retained   Comprehensive  Shareholder's    Common
                                                       Stock     Capital    Earnings   Income (Loss)     Equity        Shares
                                                     ------------------------------------------------------------------------------
                                                                    (in millions, except for outstanding share amounts)

Balance at April 1, 2004 .........................   $    10.0   $ 4,763.2   $ 1,486.4   $ 1,942.7    $ 8,202.3        1,000

Comprehensive income:
     Net income ..................................                               175.0                    175.0

     Other comprehensive income, net of tax:
       Net unrealized gains (losses) .............                                          (379.3)      (379.3)
       Net accumulated gains (losses) on cash
         flow hedges .............................                                          (151.0)      (151.0)
       Foreign currency translation
         adjustment ..............................                                            (0.4)        (0.4)
     Minimum pension liability ...................                                              --           --
                                                                                                      ---------
     Comprehensive income ........................                                                       (355.7)

                                                     =======================================================================

Balance at April 28, 2004 ........................   $    10.0   $ 4,763.2   $ 1,661.4   $ 1,412.0    $ 7,846.6        1,000
                                                     -----------------------------------------------------------------------

Acquisition by Manulife Financial Corporation:
    Sale of shareholder's equity .................   $   (10.0)  $(4,763.2)  $(1,661.4)  $(1,412.0)   $(7,846.6)      (1,000)
    Manulife Financial Corporation
      purchase price .............................        10.0     9,467.0          --          --      9,477.0        1,000
                                                     =======================================================================

Balance at April 29, 2004 ........................   $    10.0   $ 9,467.0          --          --    $ 9,477.0        1,000

Comprehensive income:
     Net income ..................................                               169.1                    169.1

     Other comprehensive income, net of tax:
       Net unrealized gains (losses) .............                                          (118.7)      (118.7)
       Net accumulated gains (losses) on cash
         flow hedges .............................                                            (4.6)        (4.6)
       Foreign currency translation
         adjustment ..............................                                            (0.2)        (0.2)
     Minimum pension liability ...................                                              --           --
                                                                                                      ---------
Comprehensive income .............................                                                         45.6

                                                     -----------------------------------------------------------------------

Balance at June 30, 2004 .........................   $    10.0   $ 9,467.0   $   169.1   $  (123.5)   $ 9,522.6        1,000
                                                     =======================================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                      AND COMPREHENSIVE INCOME- (CONTINUED)

                                                                                    Accumulated
                                                             Additional                 Other          Total      Outstanding
                                                   Common     Paid in    Retained   Comprehensive  Shareholder's    Common
                                                    Stock     Capital    Earnings   Income (Loss)     Equity        Shares
                                                 ------------------------------------------------------------------------------
                                                                (in millions, except for outstanding share amounts)

Balance at January 1, 2003 ....................  $   10.0   $4,763.2   $  956.1     $  442.2       $6,171.5         1,000

Comprehensive income:
     Net income ...............................                           528.7                       528.7

     Other comprehensive income, net of tax:
       Net unrealized gains (losses) ..........                                        944.8          944.8
       Net accumulated gains (losses) on
         cash flow hedges .....................                                        112.3          112.3
       Foreign currency translation
         adjustment ...........................                                           --             --
     Minimum pension liability ................                                          3.4            3.4
                                                                                                   --------
Comprehensive income ..........................                                                     1,589.2

Dividend paid to parent company ...............                          (100.0)                     (100.0)
                                                 ------------------------------------------------------------------------

Balance at June 30, 2003 ......................  $   10.0   $4,763.2   $1,384.8     $1,502.7       $7,660.7         1,000
                                                 ========================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                      AND COMPREHENSIVE INCOME- (CONTINUED)

                                                                  Additional           Accumulated Other    Total      Outstanding
                                                         Common    Paid In   Retained    Comprehensive   Shareholder's   Common
                                                          Stock    Capital   Earnings    Income (Loss)      Equity       Shares
                                                       --------------------------------------------------------------------------

Balance at January 1, 2004 .........................   $   10.0   $4,763.2   $1,332.1      $1,477.6       $7,582.9       1,000

Comprehensive income:
   Net income ......................................                            329.3                        329.3

Other comprehensive income, net of tax:
   Net unrealized gains (losses) ...................                                          (28.6)         (28.6)
   Net accumulated gains (losses)
     on cash flow hedges ...........................                                          (37.3)         (37.3)
   Foreign currency translation
     adjustment ....................................                                           (0.3)          (0.3)
   Minimum pension liability .......................                                            0.6            0.6
                                                                                                          --------
Comprehensive income ...............................                                                         263.7
                                                       --------------------------------------------------------------------------

Balance at April 28, 2004 ..........................   $   10.0   $4,763.2   $1,661.4      $1,412.0       $7,846.6       1,000
                                                       --------------------------------------------------------------------------

Acquisition by Manulife Financial Corporation:
   Sale of shareholder's equity ....................      (10.0)  (4,763.2)  (1,661.4)     (1,412.0)      (7,846.6)         --
   Manulife Financial Corporation
     purchase price ................................   $   10.0   $9,467.0         --            --       $9,477.0          --
                                                       --------------------------------------------------------------------------

Balance at April 29, 2004 ..........................   $   10.0   $9,467.0         --            --       $9,477.0       1,000
Comprehensive income
   Net income ......................................                            169.1                        169.1

Other comprehensive income, net of tax:
   Net unrealized gains (losses) ...................                                       $ (118.7)        (118.7)
   Net accumulated gains (losses)
     on cash flow hedges ...........................                                           (4.6)          (4.6)
   Foreign currency translation
     adjustment ....................................                                           (0.2)          (0.2)
                                                                                                          --------
   Minimum pension liability
Comprehensive income ...............................                                                          45.6
                                                       --------------------------------------------------------------------------

Balance at June 30, 2004 ...........................   $   10.0   $9,467.0   $  169.1      $ (123.5)      $9,522.6       1,000
                                                       ==========================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                         For the
                                                                                       For the period   period from    For the six
                                                                                       April 29, 2004 January 1, 2004  month period
                                                                                           through     through April    ended June
                                                                                       June 30, 2004     28, 2004       30, 2003
                                                                                       --------------------------------------------
                                                                                                       (in millions)
Cash flows from operating activities:
     Net income .......................................................................   $   169.1      $   329.3      $   528.7
     Adjustments to reconcile net income to net cash provided by operating activities:
       Amortization of premium (discount) - fixed maturities ..........................       117.9           17.1           (1.8)
       Net realized investment and other losses .......................................       (48.9)        (101.0)        (183.7)
       Change in accounting principle .................................................          --            3.3             --
       Change in deferred policy acquisition costs ....................................       (58.3)         (15.9)        (143.6)
       Depreciation and amortization ..................................................        42.8           15.0           21.4
       Net cash flows from trading securities .........................................          --            0.3            0.3
       Increase in accrued investment income ..........................................      (133.3)         (57.2)        (117.0)
       (Increase) decrease in premiums and accounts receivable ........................       (16.9)          15.9           12.8
       Increase in other assets and other liabilities, net ............................       (74.9)          62.6         (178.4)
       Increase in policy liabilities and accruals, net ...............................       238.6          480.5        1,182.8
       Increase in income taxes .......................................................        95.9           86.0          175.4
                                                                                          ---------------------------------------

              Net cash provided by operating activities ...............................       332.0          835.9        1,296.9

Cash flows from investing activities:
       Sales of:
         Fixed maturities available-for-sale ..........................................       572.0        2,731.2        6,484.2
         Equity securities available-for-sale .........................................         1.3          154.9           87.3
         Real estate ..................................................................         1.4           97.7           63.6
         Home Office properties .......................................................          --             --          887.6
         Short-term investments and other invested assets .............................       104.8          130.7          103.2
       Maturities, prepayments and scheduled redemptions of:
         Fixed maturities held-to-maturity ............................................          --           40.3          136.0
         Fixed maturities available-for-sale ..........................................       763.2        1,497.6        1,779.8
         Short-term investments and other invested assets .............................         2.6           32.4           80.2
         Mortgage loans on real estate ................................................       234.1          615.0          530.6
       Purchases of:
         Fixed maturities held-to-maturity ............................................          --             --           (2.2)
         Fixed maturities available-for-sale ..........................................    (1,003.1)      (5,983.2)     (11,245.8)
         Equity securities available-for-sale .........................................       (33.5)         (39.6)         (87.3)
         Real estate ..................................................................        (1.5)          (6.9)          (6.7)
         Short-term investments and other invested assets .............................       (85.6)        (627.8)        (514.2)
       Mortgage loans on real estate issued ...........................................      (524.8)        (507.9)        (808.8)
       Net cash received  related to acquisition of business ..........................          --             --           93.7
       Other, net .....................................................................       (11.5)         (70.2)        (180.5)
                                                                                          ---------------------------------------

           Net cash provided by (used in) in investing activities .....................   $    19.4      $(1,935.8)     $(2,599.3)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                                                                      For the        For the
                                                                                      period        period from    For the
                                                                                     April 29,    January 1, 2004  six month
                                                                                       2004          through        period
                                                                                   through June      April 28,    ended June
                                                                                     30, 2004          2004        30, 2003
                                                                                   -----------------------------------------
                                                                                                  (in millions)
Cash flows from financing activities:
     Dividends paid to parent ..................................................          --       $  (100.0)       $ (100.0)
     Universal life and investment-type contract deposits ......................   $   688.8         2,307.3         4,562.5
     Universal life and investment-type contract maturities and withdrawals ....    (1,587.9)       (2,379.5)       (3,386.9)
     Issuance of consumer notes ................................................       129.5           372.2           389.9
     Issuance of short-term debt ...............................................          --              --            70.8
     Repayment of short-term debt ..............................................       (20.5)          (41.8)         (114.5)
     Issuance of long-term debt ................................................         0.2             0.3              --
     Repayment of long-term debt ...............................................        (1.3)           (1.2)           (4.1)
                                                                                   -----------------------------------------

         Net cash provided by (used in) provided by financing activities .......      (791.2)          157.3         1,417.7
                                                                                   -----------------------------------------

         Net (decrease) increase in cash and cash equivalents ..................      (439.8)         (942.6)          115.3

         Cash and cash equivalents at beginning of period ......................     1,684.3         2,626.9           897.0
                                                                                   -----------------------------------------

         Cash and cash equivalents at end of period ............................   $ 1,244.5       $ 1,684.3        $1,012.3
                                                                                   =========================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Change of Control

Effective April 28, 2004, Manulife Financial Corporation ("Manulife") completed a merger with JHFS, the Company's parent, under which Manulife became the beneficial owner of all the outstanding common shares of John Hancock Financial Services, Inc. (JHFS) that were not already beneficially owned by Manulife as general fund assets and became a wholly owned subsidiary of Manulife. John Hancock Life Insurance Company remains a wholly owned subsidiary of JHFS.

As a result of the acquisition, the combined company is the largest life insurance company in Canada and the second largest in North America. The combined entity has a more diversified product line and distribution capabilities and expects to have improved operating efficiencies and a leading position across all its core business lines.

Pursuant to the terms of the acquisition, the holders of JHFS common shares received 1.1853 shares of Manulife stock for each JHFS common share. Approximately 342 million Manulife common shares were issued at an ascribed price of CDN $39.61 per share based on the volume weighted average closing stock price of the common shares for the period from September 25, 2003 to September 30, 2003. In addition all of the JHFS unvested stock options as of the date of announcement of the acquisition on September 28, 2003, vested immediately prior to the closing date and were exchanged for options exercisable for approximately 23 million Manulife common shares.

The acquisition was accounted for using the purchase method under Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". Under the purchase method of accounting, the assets acquired and liabilities assumed were recorded at estimated fair value at the date of acquisition. The Company is in the process of completing the valuations of a portion of the assets acquired and liabilities assumed; thus, the allocation of the purchase price is subject to refinement.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of April 28, 2004 (in millions):

        Assets:                                               Fair Value
                                                              ----------
        Fixed maturity securities ........................    $48,658.9
        Equity securities ................................        230.3
        Mortgage loans ...................................     11,563.5
        Policy loans .....................................      2,027.6
        Other invested assets ............................      3,423.8
        Goodwill .........................................      3,031.7
        Value of business acquired .......................      2,864.6
        Intangible assets ................................      1,352.0
        Cash and cash equivalents ........................      1,684.7
        Reinsurance recoverable, net .....................      3,162.0
        Deferred tax asset ...............................        436.4
        Other assets acquired ............................      3,067.2
        Separate account assets ..........................     18,331.9
                                                              ---------
                       Total assets acquired .............     99,834.6

        Liabilities:
        Policy liabilities ...............................    $66,277.5
        Other liabilities ................................      5,748.2
        Separate accounts ................................     18,331.9
                                                              ---------
                      Total liabilities assumed ..........     90,357.6

        Net assets acquired ..............................    $ 9,477.0
                                                              ---------

Goodwill of $3,031.7 million has been allocated to the business and geographic segments refer to Note 9 -- Goodwill and Other Intangible Assets for additional discussion of the Company's goodwill balances. Of the $3,031.7 million in Goodwill, no material amount is expected to be deductible for tax purposes.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 -- Change of Control - (Continued)

Intangible assets of $1,352.0 million resulting from the acquisition consist of brand name, distribution network, licensing agreements and contractual rights. Refer to Note 9-- Goodwill and Other Intangible Assets for a more complete discussion of these intangible assets.

Note 2 -- Summary of Significant Accounting Policies

Business

John Hancock Life Insurance Company, (the Company), is a diversified financial services organization that provides a broad range of insurance and investment products and investment management and advisory services. The Company is a wholly owned subsidiary of John Hancock Financial Services (JHFS). On April 28, 2004, JHFS completed its merger agreement with Manulife Financial Corporation (Manulife) and as of the close of business JHFS common stock stopped trading on the New York Stock Exchange. In accordance with the agreement, each share of JHFS common stock was converted into 1.1853 shares of Manulife stock. Commencing on April 28, 2004, the Company operates as a subsidiary of Manulife and the John Hancock name is Manulife's primary U.S. brand.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of purchase accounting adjustments resulting from Manulife's acquisition of the Company, see Note 1- Change of Control, as well as normal and recurring adjustments necessary for a fair presentation of the Company's financial position and results of operations. Operating results for the period from April 29, 2004 through June 30, 2004 (post-merger) and the periods from April 1, 2004 through April 28, 2004 and January 1, 2004 through April 28, 2004 (pre-merger) are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with the Company's annual audited financial statements as of December 31, 2003 included in the Company's Form 10-K for the year ended December 31, 2003 filed with the United States Securities and Exchange Commission (hereafter referred to as the Company's 2003 Form 10-K). The Company's news releases and other information are available on the internet at www.jhancock.com, and its financial statements are available at www.manulife.com, under the link labeled "Securities Filings" on the "Investor Relations" page. In addition, all of the Company's United States Securities and Exchange Commission filings are available on the internet at www.sec.gov, under the name Hancock John Life.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 2 -- Summary of Significant Accounting Policies - (Continued)

The balance sheet at December 31, 2003, presented herein, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

Certain prior period amounts have been reclassified to conform to the current period presentation.

Transactions Affecting Comparability of Results of Operations

In addition to the acquisition of the Company by Manulife, the disposal described under the table below was conducted in order to execute the Company's strategy to focus resources on businesses in which it can have a leadership position. The table below presents actual and proforma data, for comparative purposes, of revenue and net income for the periods indicated, to demonstrate the proforma effect of the disposal as if it occurred on January 1, 2003.

                     Period from April 29   Period from April 1    Three Months Ended
                       through June 30,      through April 28,          June 30,
                        2004                 2004                   2003
                      Proforma     2004    Proforma       2004    Proforma      2003
                     -----------------------------------------------------------------
                                               (in millions)

Revenue ..........   $1,182.4   $1,182.4   $  776.4   $  776.4   $1,822.1   $1,835.8

Net income .......   $  169.1   $  169.1   $  175.0   $  175.0   $  255.8   $  257.7

                      Period from April 29  Period from January 1    Six Months Ended
                        through June 30,      through April 28,          June 30,
                         2004                 2004                   2003
                       Proforma     2004    Proforma       2004    Proforma      2003
                     -----------------------------------------------------------------
                                               (in millions)

Revenue ..........   $1,182.4   $1,182.4   $2,513.4   $2,513.4   $3,648.1   $3,692.9

Net income .......   $  169.1   $  169.1   $  329.3   $  329.3   $  525.9   $  528.7

Disposal:

On June 19, 2003, the Company agreed to sell its group life insurance business through a reinsurance agreement with Metropolitan Life Insurance Company, Inc (MetLife). The Company is ceding all activity after May 1, 2003 to MetLife. The transaction was recorded as of May 1, 2003 and closed November 4, 2003. There was no material impact on the Company's results of operations from the disposed operations during the first six months of 2003.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 2 -- Summary of Significant Accounting Policies - (Continued)

                                                                 Period from     Period from
                                                                  April 29        April 1
                                                                   through        through        Three Months
                                                                   June 30,       April 28,      Ended June 30,
                                                                     2004           2004             2003
                                                                 ----------------------------------------------
                                                                               (in millions)
Net income, as reported .......................................  $169.1           $175.0           $257.7
Add: Stock-based employee compensation expense included in
   reported net income, net of related tax effects ............     1.1              1.4              4.0
Deduct: Total stock-based employee compensation expense
   determined under fair value method for all awards, net of
   related tax effects ........................................     1.1              2.1              9.2
                                                                 ----------------------------------------------
Proforma net income ...........................................  $169.1           $174.3           $252.5
                                                                 ==============================================

                                                                Period from      Period from
                                                                 April 29         January 1     Six Months
                                                                 through           through        Ended
                                                                 June 30,         April 28,      June 30,
                                                                  2004              2004           2003
                                                                -----------------------------------------------
                                                                               (in millions)
Net income, as reported .....................................   $169.1            $329.3          $528.7
Add: Stock-based employee compensation expense included in
   reported net income, net of related tax effects ..........      1.1               4.8            12.1
Deduct: Total stock-based employee compensation expense
   determined under fair value method for all awards,
   net of related tax effects ...............................      1.1               7.2            25.9
                                                                -----------------------------------------------
Proforma net income .........................................   $169.1            $326.9          $514.9
                                                                ===============================================

Recent Accounting Pronouncements

In May, 2004, the FASB issued FASB Staff Position 106-2 - Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FSP 106-2). In accordance with FSP 106-2, the Company recorded a $40.9 million reduction in the accumulated plan benefit obligation as of the purchase accounting remeasurement date (April 28, 2004) and a $2.5 million decrease in net periodic postretirement benefit costs for the period April 29 through June 30, 2004.

On December 8, 2003, President Bush signed into law the bill referenced above, which expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) provides for special tax-free subsidies to employers that offer plans with qualifying drug coverages beginning in 2006. There are two broad groups of retirees receiving employer-subsidized prescription drug benefits at the Company. The first group, those who retired prior to January 1, 1992, receives a subsidy of between 90% and 100% of total cost. Since this subsidy level will clearly meet the criteria for qualifying drug coverage, the Company anticipates that the benefits it pays after 2005 for pre-1992 retirees will be lower as a result of the new Medicare provisions and has reflected that reduction in the other postretirement benefit plan liability. With respect to the second group, those who retired on or after January 1, 1992, the employer subsidy on prescription drug benefits is capped and currently provides as low as 25% of total cost. Since final authoritative accounting guidance has not yet been issued on determining whether a benefit meets the actuarial criteria for qualifying drug coverage, the Company has deferred recognition as permitted by FSP 106-2 for this group. The final accounting guidance could require changes to previously reported information.

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

Controlling financial interests of a VIE are defined as exposure of a party to the VIE to a majority of either the expected variable losses or expected variable returns of the VIE, or both. Such party is the primary beneficiary of the VIE and FIN 46R requires that the primary beneficiary of a VIE consolidate the VIE. FIN 46R also requires certain disclosures for significant relationships with VIEs, whether or not consolidation accounting is either used or anticipated. The consolidation requirements of FIN 46R were applied at December 31, 2003 for entities considered to be special purpose entities (SPEs), and applied at March 31, 2004 for non-SPE entities.

The Company categorized its FIN 46R consolidation candidates into three categories- 1) collateral debt obligation funds it manages (CDO funds or CDOs), which are SPEs, 2) low-income housing properties (the Properties) which are not SPEs, and 3) assorted other entities (Other Entities) which are not SPEs. The Company has determined that it should not consolidate any of the CDO funds, Properties or Other Entities, therefore the adoption of FIN 46R has no impact on the Company's consolidated financial position, results of operations or cash flows.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 2 -- Summary of Significant Accounting Policies - (Continued)

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

Note 3 -- Segment Information

As a result of Manulife's acquisition of the Company, see Note 1- Change of Control, the Company renamed and reorganized certain businesses within its operating segments to better align the Company with its new parent, Manulife. The Company renamed the Asset Gathering Segment as the Wealth Management Segment. In addition, the Institutional Investment Management Segment was moved to the Corporate and Other Segment. Other realignments include moving Signator Investors, Inc. our agent sales organization, from Wealth Management to Protection, and Group Life, Retail Discontinued operations, discontinued health insurance operations and Creditor from Corporate and Other to Protection. International Group Plans (IGP) remain in international operations in our Corporate and Other Segment while IGP will be reported in Reinsurance in Manulife's segment results. The financial results for all periods have been reclassified to conform to the current period presentation.

The Company operates in the following four business segments: two segments primarily serve retail customers, one segment serves institutional customers, and our fourth segment is the Corporate and Other Segment, which includes our institutional advisory business, the remaining international operations, and the corporate account. Our retail segments are the Protection Segment and the Wealth Management Segment, previously called Asset Gathering. Our institutional segment is the Guaranteed and Structured Financial Products Segment (G&SFP).

Prior to the merger, the Company operated in five business segments: two segments primarily served retail customers, two segments served domestic institutional customers, and our fifth segment was the Corporate and Other Segment, which included our remaining international operations, the corporate account and several discontinued business lines. For additional information about the Company's pre-acquisition business segments please refer to the Company's 2003 Form 10-K.

Subsequent to the merger, the Company changed its methodology for determining how much capital is needed to support its operating segments and redeployed capital according to the new methodology. As part of this process the Company moved certain tax preferenced investments from the operating segments to the Corporate and Other Segment. These steps were taken as part of the alignment of the Company's investment and capital allocation processes with those of its parent, and they could have a material impact on each operating segment's investment income and net income in future periods.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Segment Information - (Continued)

The following table summarizes selected financial information by segment for the periods and dates indicated. Included in the Protection Segment for all periods presented are the assets, liabilities, revenues and expenses of the closed block. For additional information on the closed block, see Note 6 - Closed Block in the notes to the unaudited consolidated financial statements and the related footnote in the Company's 2003 Form 10-K.

                                                         Wealth                 Corporate
                                           Protection  Management     G&SFP     and Other     Consolidated
                                           ---------------------------------------------------------------
                                                                  (in millions)
For the period from April 29, 2004
through June 30, 2004
Revenues:
   Revenues from external customers ...   $   354.6     $    64.0      $     8.7      $  124.4      $   551.7
   Net investment income ..............       221.9         104.5          200.9          54.5          581.8
   Net realized investment and
     other gains (losses), net ........        13.2          (9.2)          48.9          (4.0)          48.9
   Inter-segment revenues .............          --           0.2            0.1          (0.3)            --
                                          -------------------------------------------------------------------
   Revenues ...........................   $   589.7     $   159.5      $   258.6      $  174.6      $ 1,182.4
                                          ===================================================================

Net Income:
   Net income .........................   $    89.2     $    31.3      $    55.6      $   (7.0)     $   169.1
                                          ===================================================================

Supplemental Information:
   Equity in net income of investees
     accounted for by the equity method   $     5.3     $     1.5      $     4.9      $   (3.0)     $     8.7
   Carrying value of investments
     accounted for by the equity
     method ...........................       431.6         221.6          568.9         644.9        1,867.0
   Amortization of deferred policy
     acquisition costs and value of
     business acquired, excluding
     amounts related to net realized
     investment and other gains
     (losses) .........................        12.4          15.8            9.6            --           37.8
   Segment assets .....................    40,816.5      19,478.9       35,012.0       3,511.5       98,818.9

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Segment Information - (Continued)

                                                           Wealth                 Corporate
                                             Protection   Management     G&SFP     and Other  Consolidated
                                             -------------------------------------------------------------
                                                                    (in millions)
For the period from April 1, 2004
through April 28, 2004
Revenues:
   Revenues from external customers ........   $190.2     $ 24.4        $ 11.3      $ 50.6         $276.5
   Net investment income ...................    122.6       59.8         128.6        (9.8)         301.2
   Net realized investment and other
     gains (losses), net ...................     (8.0)       5.5         125.4        75.8          198.7
   Inter-segment revenues ..................       --        0.1           0.1        (0.2)            --
                                               ----------------------------------------------------------
   Revenues ................................   $304.8     $ 89.8        $265.4      $116.4         $776.4

Net Income:
   Net income ..............................   $ 25.3     $ 18.2        $ 88.9      $ 42.6         $175.0

Supplemental Information:
   Equity in net income of investees
     accounted for by the equity method ....   $  2.8     $  0.1        $  1.6      $  2.1         $  6.6
   Amortization of deferred policy
     acquisition costs and value of
     business acquired, excluding
     amounts related to net realized
     investment and other gains (losses) ...      6.0        8.9           0.1          --           15.0

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Segment Information - (Continued)

                                                             Wealth               Corporate
                                              Protection   Management     G&SFP   and Other  Consolidated
                                              -----------------------------------------------------------
                                                                      (in millions)
As of or for the three months ended
June 30, 2003
Revenues:
   Revenues from external customers .......   $   520.0   $   107.4   $    15.5   $   172.3      $815..2
   Net investment income ..................       357.9       176.7       412.3        (4.6)       942.3
   Net realized investment and  other
     gains (losses), net ..................        27.5        20.2        11.8        18.8         78.3
   Inter-segment revenues .................          --         0.3          --        (0.3)          --
                                              ----------------------------------------------------------
   Revenues ...............................   $   905.4   $   304.6   $   439.6   $   186.2    $ 1,835.8

Net Income:
   Net income .............................   $   109.0   $    63.7   $    75.6   $     9.4    $   257.7
                                              ==========================================================

Supplemental Information:
   Equity in net income of investees
     accounted for by the equity method ...   $     5.8   $     3.1   $    11.8   $     5.2    $    25.9
   Carrying value of investments
     accounted for by the equity method ...       308.9       201.9       505.8       703.2      1,719.8
   Amortization of deferred policy
     acquisition costs and value of
     business acquired, excluding
     amounts related to net realized
     investment and other gains (losses) ..        44.1        19.1         0.6        (0.2)        63.6
   Segment assets .........................    35,956.7    18,189.2    36,927.2     4,754.5     95,827.6

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Segment Information - (Continued)

                                                                  Wealth                  Corporate
                                                  Protection    Management      G&SFP     and Other  Consolidated
                                                  ----------------------------------------------------------------
                                                                            (in millions)
For the period from April 29
through June 30, 2004
Revenues:
     Revenues from external customers .......     $  354.6      $   64.0      $    8.7      $  124.4     $   551.7
     Net investment income ..................        221.9         104.5         200.9          54.5         581.8
     Net realized investment and other
       gains (losses), net ..................         13.2          (9.2)         48.9          (4.0)         48.9
     Inter-segment revenues .................           --           0.2           0.1          (0.3)           --
                                                  ----------------------------------------------------------------
     Revenues ...............................        589.7         159.5         258.6         174.6       1,182.4
                                                  ================================================================

Net Income:
     Net income .............................     $   89.2      $   31.3      $   55.6      $   (7.0)    $   169.1
                                                  ================================================================

Supplemental Information:
     Equity in net income of investees
       accounted for by the equity
       method ...............................     $    5.3      $    1.5      $    4.9      $   (3.0)    $     8.7
     Carrying amount of investments
       accounted for using the equity
       method ...............................        431.6         221.6         568.9         644.9       1,867.0
     Amortization of deferred policy
       acquisition costs and value of
       business acquired, excluding
       amounts related to net realized
       investment and other gains (losses) ..         12.4          15.8           9.6            --          37.8
     Segment assets .........................     40,816.5      19,478.9      35,012.0       3,511.5      98,818.9

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Segment Information - (Continued)

                                                                Wealth                    Corporate
                                                Protection    Management       G&SFP      and Other    Consolidated
                                                -------------------------------------------------------------------
                                                                          (in millions)
For the period from January 1, 2004
through April 28, 2004
Revenues:
     Revenues from external customers .......   $  751.6       $  116.6       $   26.9      $  232.6       $1,127.7
     Net investment income ..................      492.7          237.5          530.4          24.1        1,284.7
     Net realized investment and other
       gains (losses), net ..................       (9.0)          (1.5)           8.8         102.7          101.0
     Inter-segment revenues .................         --            0.4            0.2          (0.6)            --
                                                -------------------------------------------------------------------
     Revenues ...............................    1,235.3          353.0          566.3         358.8        2,513.4
                                                ===================================================================

Net Income:
     Net income .............................   $  110.9       $   49.5       $   83.2      $   85.7       $  329.3
                                                ===================================================================

Supplemental Information:
     Equity in net income of investees
       accounted for by the equity
       method ...............................       11.4            3.1           11.5          43.3           69.3
     Amortization of deferred policy
       acquisition costs and value of
       business acquired, excluding
       amounts related to net realized
       investment and other gains (losses) ..       71.4           50.0            0.6          (0.2)         121.8

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Segment Information - (Continued)

                                                                Wealth                Corporate
                                                 Protection   Management    G&SFP     and Other  Consolidated
                                                 -------------------------------------------------------------
                                                                        (in millions)
As of or for the six months ended
June 30, 2003
Revenues:
     Revenues from external customers ........   $ 1,064.8    $   208.5    $    33.6    $   326.9    $ 1,633.8
     Net investment income ...................       708.2        342.5        839.6        (14.9)     1,875.4
     Net realized investment and other
       gains (losses), net ...................        (5.0)       (17.5)      (123.5)       329.7        183.7
     Inter-segment revenues ..................          --          0.6           --         (0.6)          --
                                                 -------------------------------------------------------------
     Revenues ................................   $ 1,768.0        534.1    $   749.7    $   641.1    $ 3,692.9
                                                 =============================================================

Net Income:
     Net income ..............................   $   174.1    $    79.0    $    67.1    $   208.5    $   528.7
                                                 =============================================================

Supplemental Information:
     Equity in net income of investees
       accounted for by the equity
       method ................................   $    11.0    $     5.2    $    19.7    $     5.2    $    41.1
     Carrying amount of investments
       accounted for using the equity
       method ................................       308.9        201.9        505.8        703.2      1,719.8
     Amortization of deferred policy
       acquisition costs and value of
       business acquired, excluding amounts
       related to net realized investment
       and other gains (losses) ..............        81.4         53.0          1.1         (0.1)       135.4
     Segment assets ..........................    35,956.7     18,189.2     36,927.2      4,754.5     95,827.6

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 4 -- Relationships with Variable Interest Entities

The Company has relationships with various types of special purpose entities
(SPEs) and other entities, some of which are variable interest entities (VIEs), in accordance with FIN 46R, as discussed in Note 2--Summary of Significant Accounting Policies above. Presented below are discussions of the Company's significant relationships with them, the Company's conclusions about whether the Company should consolidate them, and certain summarized financial information for them. As explained in Note 2--Summary of Significant Accounting Policies above, additional liabilities recognized as a result of consolidating any VIEs with which the Company is involved would not represent additional claims on the general assets of the Company; rather, they would represent claims against additional assets recognized by the Company as a result of consolidating the VIEs. These additional liabilities would be non-recourse to the general assets of the Company. Conversely, additional assets recognized as a result of consolidating these VIEs would not represent additional assets which the Company could use to satisfy claims against its general assets, rather they would be used only to settle additional liabilities recognized as a result of consolidating the VIEs.

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

In accordance with previous consolidation accounting principles (now superceded by FIN 46R), the Company formerly consolidated a CDO only if the Company owned a majority of the CDO's equity. The Company is now required to consolidate a CDO when, in accordance with FIN 46R, the CDO is deemed to be a VIE, but only if the Company is deemed to be the primary beneficiary of the CDO. For those CDOs which are not deemed to be VIEs, the Company determines its consolidation status by considering the control relationships among the equity owners of the CDOs. The Company has determined whether each CDO should be considered a VIE, and while most are VIEs, some are not. The Company has determined that it is not the primary beneficiary of any CDO which is a VIE, and for those that are not VIEs, the Company also does not have controlling financial interests. Therefore, the Company does not use consolidation accounting for any of the CDOs which it manages.

The Company believes that its relationships with its managed CDOs are collectively significant, and accordingly provides, in the tables below, summary financial data for all these CDOs and data relating to the Company's maximum exposure to loss as a result of its relationships with them. The Company has determined that it is not the primary beneficiary of any CDO in which it invests and does not manage and thus will not be required to consolidate any of them, and considers that its relationships with them are not collectively significant, therefore the Company does not disclose data for them. Credit ratings are provided by nationally recognized credit rating agencies, and relate to the debt issued by the CDOs in which the Company has invested.

                                                       June 30,     December 31,
                                                        2004           2003
                                                      --------------------------
                                                           (in millions)
Total size of Company-Managed CDOs (1)

Total assets ....................................     $3,396.4          $4,922.2
                                                      ========          ========
Total debt ......................................     $3,404.2          $4,158.2
Total other liabilities .........................          5.4             712.0
                                                      --------          --------
Total liabilities ...............................      3,409.6           4,870.2
Total equity ....................................        (13.2)             52.0
                                                      --------          --------
Total liabilities and equity ....................     $3,396.4          $4,922.2
                                                      ========          ========

(1) The reduction in size of the Company-Managed CDOs is primarily due to the liquidation, at maturity, of Declaration Funding 1 LTD, in May 2004

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 4 -- Relationships with Variable Interest Entities - (Continued)

Maximum exposure of the Company to losses
From Company-Managed CDOs                                   June 30, 2004         December 31, 2003
                                                         --------------------------------------------
                                                                 (in millions, except percents)
Investment in tranches of Company managed CDOs, by
credit rating (Moody's/Standard & Poors):
Aaa/AAA ............................................     $184.2        59.3%      $201.0        35.6%
Aa1/AA+ ............................................       73.8        23.8         75.7        13.4
Baa2/BBB ...........................................         --          --        218.0        38.8
B2 .................................................         --          --          8.0         1.4
B3/B- ..............................................        7.7         2.5           --          --
Caa1/CCC+ ..........................................       10.4         3.3         13.2         2.3
Not rated (equity) .................................       34.6        11.1         48.1         8.5
                                                         ------      ------       ------      ------
Total Company exposure .............................     $310.7       100.0%      $564.0       100.0%
                                                         ======      ======       ======      ======

Low-Income Housing Properties. Since 1995, the Company has generated income tax benefits by investing in apartment properties (the Properties) that qualify for low income housing and/or historic tax credits. The Company initially invested in the Properties directly, but now primarily invests indirectly via limited partnership real estate investment funds (the Funds), which are consolidated into the Company's financial statements. The Properties are organized as limited partnerships or limited liability companies each having a managing general partner or a managing member. The Company is usually the sole limited partner or investor member in each Property; it is not the general partner or managing member in any Property.

The Properties typically raise additional capital by qualifying for long-term debt, which at times is guaranteed or otherwise subsidized by Federal or state agencies, or by Fannie Mae. In certain cases, the Company invests in the mortgages of the Properties. The Company's maximum loss in relation to the Properties is limited to its equity investment in the Properties, future equity commitments made, and where the Company is the mortgagor, the outstanding balance of the mortgages originated for the Properties, and outstanding mortgage commitments the Company has made to the Properties. The Company receives Federal income tax credits in recognition of its investment in each of the Properties for a period of ten years. In some cases, the Company receives distributions from the Properties which are based on a portion of the Property cash flows.

The Company has determined that it is not the primary beneficiary of any Property, so the Company does not use consolidation accounting for any of them. The Company believes that its relationships with the Properties are significant, and accordingly, the disclosures in the tables below are provided. The tables below present summary financial data for the Properties, and data relating to the Company's maximum exposure to loss as a result of its relationships with them.

                                              June 30, 2004   December 31, 2003
                                              ---------------------------------
                                                       (in millions)
Total size of the Properties (1)

Total assets ..............................      $1,072.6         $  982.7
                                                 ========         ========
Total debt ................................      $  627.0         $  576.3
Total other liabilities ...................         125.6            116.6
                                                 --------         --------
Total liabilities .........................         752.6            692.9
Total equity ..............................         320.0            289.8
                                                 --------         --------
Total liabilities and equity ..............      $1,072.6         $  982.7
                                                 ========         ========

(1) Property level data reported above is reported with six and three month delays, respectively due to the delayed availability of financial statements of the Funds.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 4 -- Relationships with Variable Interest Entities - (Continued)

                                                                        June 30, 2004   December 31, 2003
                                                                        ---------------------------------
                                                                                (in millions)
Maximum exposure of the Company to losses from the Properties

Equity investment in the Properties (1) ....................               $304.0             $291.0
Outstanding equity capital commitments to the Properties ...                101.4              108.2
Carrying value of mortgages for the Properties .............                 67.5               62.8
Outstanding mortgage commitments to the Properties .........                  0.9                5.1
                                                                           ------             ------
Total Company exposure .....................................               $473.8             $467.1
                                                                           ======             ======

(1) Equity investment in the Properties above is reported with six and three month delays, respectively, due to the delayed availability of financial statements of the Funds.

Other Entities. The Company has investment relationships with a disparate group of entities (Other Entities), which result from the Company's direct investment in their debt and/or equity. This category includes energy investment partnerships, investment funds organized as limited partnerships, and businesses which have undergone debt restructurings and reorganizations and various other relationships. The Company has determined that for each of these Other Entities which are VIEs, the Company is not the primary beneficiary, and should not use consolidation accounting for them. The Company believes that its relationships with the Other Entities are not significant, and is accordingly not providing summary financial data for them, or data relating to the Company's maximum exposure to loss as a result of its relationships with them. These potential losses are generally limited to amounts invested, which are included on the Company's consolidated balance sheets in the appropriate investment categories.

Note 5 -- Commitments and Contingencies

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

Through the Company's group health insurance operations, the Company entered into a number of reinsurance arrangements in respect of personal accident insurance and the occupational accident component of workers compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, the Company both assumed risks as a reinsurer, and passed 95% of these risks on to other companies. This business had originally been reinsured by a number of different companies, and has become the subject of widespread disputes. The disputes concern the placement of the business with reinsurers and recovery of the reinsurance. The Company is engaged in certain disputes, including a number of related legal proceedings, in respect of this business. The risk to the Company is that other companies that reinsured the business from the Company may seek to avoid their reinsurance obligations. However, the Company believes that it has a reasonable legal position in this matter. During the fourth quarter of 1999 and early 2000, the Company received additional information about its exposure to losses under the various reinsurance programs. As a result of this additional information and in connection with global settlement discussions initiated in late 1999 with other parties involved in the reinsurance programs, during the fourth quarter of 1999 the Company recognized a charge for uncollectible reinsurance of $133.7 million, after tax, as its best estimate of its remaining loss exposure. The Company believes that any exposure to loss from this issue, in addition to amounts already provided for as of June 30, 2004, would not be material to the Company's financial position, results of operations or liquidity.

Reinsurance ceded contracts do not relieve the Company from its obligations to policyholders. The Company remains liable to its policyholders for the portion reinsured to the extent that any reinsurer does not meet its obligations for reinsurance ceded to it under the reinsurance agreements. Failure of the reinsurers to honor their obligations could result in losses to the Company; consequently, estimates are established for amounts deemed or estimated to be uncollectible. To minimize its exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 5 -- Commitments and Contingencies - (Continued)

and monitors concentration of credit risk arising from similar characteristics of the reinsurers.

Other Matters

In the normal course of its business operations, the Company is involved with litigation from time to time with claimants, beneficiaries and others, and a number of litigation matters were pending as of June 30, 2004. It is the opinion of management, after consultation with counsel, that the ultimate liability with respect to these claims, if any, will not materially affect the financial position, results of operations or liquidity of the Company.

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

                                                                         June 30, 2004  December 31, 2003
                                                                         --------------------------------
                                                                                  (in millions)
Liabilities
Future policy benefits ...............................................   $10,680.5              $10,690.6
Policyholder dividend obligation .....................................       437.1                  400.0
Policyholders' funds .................................................     1,506.6                1,511.9
Policyholder dividends payable .......................................       415.7                  413.1
Other closed block liabilities .......................................        59.5                   37.4
                                                                         --------------------------------
   Total closed block liabilities ....................................   $13,099.4              $13,053.0
                                                                         --------------------------------

Assets
Investments:
Fixed maturities:
   Held-to-maturity--at amortized cost
     (fair value: December 31--$69.6) ................................          --              $    66.0
   Available-for-sale--at fair value
     (cost: June 30--$6,402.9; December 31--$5,847.6) ................   $ 6,354.6                6,271.1
Equity securities:
   Available-for-sale--at fair value
     (cost: June 30--$7.0 December 31--$9.1) .........................         6.9                    9.1
Mortgage loans on real estate ........................................     1,716.5                1,577.9
Policy loans .........................................................     1,543.3                1,554.0
Short-term investments ...............................................          --                    1.2
Other invested assets ................................................       294.0                  230.6
                                                                         --------------------------------
   Total investments .................................................     9,915.3                9,709.9

Cash and cash equivalents ............................................        98.6                  248.3
Accrued investment income ............................................       146.4                  145.1
Other closed block assets ............................................       319.7                  308.6
                                                                         --------------------------------
   Total closed block assets .........................................   $10,480.0              $10,411.9
                                                                         --------------------------------

Excess of reported closed block liabilities over assets
   designated to the closed block ....................................   $ 2,619.4              $ 2,641.1
                                                                         --------------------------------

Portion of above representing other comprehensive income:
   Unrealized (depreciation) appreciation , net of tax of ($15.9)
     million and ($148.0) million at June 30 and December 31,
     respectively ....................................................       (28.4)                 275.3
   Allocated to the policyholder dividend obligation, net of tax of
     $(15.9) million and $148.1 million at June 30 and December 31,
     respectively ....................................................        29.5                 (275.1)
                                                                         --------------------------------
       Total .........................................................         1.1                    0.2
                                                                         --------------------------------

Maximum future earnings to be recognized from closed block
   assets and liabilities ............................................   $ 2,620.5              $ 2,641.3
                                                                         ================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 6 -- Closed Block - (Continued)

                                                               Period from        Period from          Twelve
                                                                 April 29,         January 1,       Months ended
                                                              through June 30,  through April 28,   December 31,
                                                                   2004              2004               2003
                                                              -----------------------------------------------------
                                                                                 (in millions)
Changes in the policyholder dividend obligation:
   Balance at beginning of period .....................       $308.8                $400.0                $288.9
     Impact on net income before income taxes .........        (34.9)                 23.4                 (57.9)
     Unrealized investment gains (losses) .............        (45.2)               (114.6)                169.0
     Purchase equation fair value adjustment ..........        208.4                    --                    --
                                                              --------------------------------------------------
   Balance at end of period ...........................       $437.1                $308.8                $400.0
                                                              ==================================================

The following table sets forth certain summarized financial information relating to the closed block for the periods indicated:

                                                                                  Period from   Period from
                                                                                   April 29,      April 1,      Three Months
                                                                                    through       through          Ended
                                                                                   June 30,      April 28,       June 30,
                                                                                     2004           2004           2003
                                                                                  ------------------------------------------
                                                                                       (in millions)
Revenues
   Premiums ................................................................      $131.9            $ 68.7            $218.8
   Net investment income ...................................................        89.2              50.5             161.7
   Net realized investment and other gains (losses), net of amounts credited to the policyholder dividend obligation of $(10.7)
     million and $18.8 million for the periods April 29 through
     June 30, and April 1 through April 28, 2004, respectively,
     and $23.8 million for the three months ended June 30, 2003 ............         0.7             (34.6)             (1.1)
   Other closed block revenues .............................................        (0.1)              0.1               0.1
                                                                                  ------------------------------------------
     Total closed block revenues ...........................................       221.7              84.7             379.5

Benefits and Expenses
   Benefits to policyholders ...............................................       154.2              78.9             230.3
   Change in the policyholder dividend obligation ..........................       (24.7)             (6.6)             (3.2)
   Other closed block operating costs and expenses .........................        (0.4)             (0.5)             (1.9)
   Dividends to policyholders ..............................................        69.9              36.3             120.9
                                                                                  ------------------------------------------
     Total benefits and expenses ...........................................       199.0             108.1             346.1
                                                                                  ------------------------------------------

   Closed block revenues, net of closed block benefits and expenses,
     before income taxes ...................................................        22.7             (23.4)             33.4
   Income taxes, net of amounts credited to the policyholder
     dividend obligation of $0.7 million and $0.0 million for
     the periods April 29 through June 30, and April 1 through
     April 28, 2004, respectively, and $0.6 million for the
     three months ended June 30, 2003 ......................................         7.6              (8.9)             11.9
                                                                                  ------------------------------------------

     Closed block revenues, net of closed block benefits and expenses,
       and income taxes ....................................................      $ 15.1            ($14.5)           $ 21.5
                                                                                  ==========================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 6 -- Closed Block - (Continued)

                                                                            Period from   Period from
                                                                             April 29,     January 1,   Six Months
                                                                              through       through        Ended
                                                                              June 30,     April 28,     June 30,
                                                                                2004          2004         2003
                                                                             ------------------------------------
                                                                                         (in millions)
Revenues
   Premiums .............................................................    $131.9         $278.0         $443.2
   Net investment income ................................................      89.2          208.4          326.3
   Net realized investment and other gains (losses), net of amounts credited to the policyholder dividend obligation of $(10.7)
     million and $33.7 million for the periods from April 29
     through June 30, 2004 and January 1 through April 28, 2004, respectively, and $(11.2) million for the six months ended
     June 30, 2003 ......................................................       0.7          (35.7)          (2.3)
   Other closed block revenues ..........................................      (0.1)          (0.2)           0.1
                                                                             ------------------------------------
     Total closed block revenues ........................................     221.7          450.5          767.3

Benefits and Expenses
   Benefits to policyholders ............................................     154.2          310.9          475.9
   Change in the policyholder dividend obligation .......................     (24.7)         (11.2)          (8.7)
   Other closed block operating costs and expenses ......................      (0.4)           0.9           (4.4)
   Dividends to policyholders ...........................................      69.9          141.1          237.9
                                                                             ------------------------------------
     Total benefits and expenses ........................................     199.0          441.7          700.7
                                                                             ------------------------------------

   Closed block revenues, net of closed block benefits and expenses,
     before income taxes ................................................      22.7            8.8           66.6
   Income taxes, net of amounts credited to the policyholder
     dividend obligation of $0.7 million and $0.6 million for the periods from April 29 through June 30 and January 1 through
     April 28, 2004, respectively, and $1.1 million for the six months
     ended June 30, 2003 ................................................       7.6            2.3           23.3
                                                                             ------------------------------------

     Closed block revenues, net of closed block benefits and expenses,
       and income taxes .................................................    $ 15.1         $  6.5         $ 43.3
                                                                             ====================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 7 -- Restructuring Costs

Following the acquisition of JHFS by Manulife on April 28, 2004, see Note 1 - Change of Control, Manulife developed a plan to integrate the operations of JHFS with Manulife's consolidated subsidiaries. Manulife expects the restructuring to be substantially completed by the end of 2005. Restructuring costs of $85.1 million were recognized by the Company as part of the purchase transaction and consist primarily of exit and consolidation activities involving operations, certain compensation costs, and facilities. The accruals for the restructuring costs are included in other liabilities on the consolidated balance sheets and in other operating costs and expenses in the income statements.

The following details the amounts and status of restructuring costs (in millions):

                                    Pre-acquisition        Amount                                         Ending
                       Accrual         Accruals           Utilized      Accrued at    Amount Utilized     Balance
Type of Cost            1/1/04      1/1/04-4/28/04     1/1/04-4/28/04   acquisition   4/29/04-6/30/04     6/30/04
--------------------------------------------------------------------------------------------------------------------
Personnel ............  $12.0           $(0.8)             $ 2.5           $41.5           $ 2.0           $48.2
Facilities ...........     --              --                 --            43.6             1.0            42.6
--------------------------------------------------------------------------------------------------------------------
     Total ...........  $12.0           $(0.8)             $ 2.5           $85.1           $ 3.0           $90.8
================================================================================================================

Note 8 -- Related Party Transactions

The Company provides JHFS, its parent, with personnel, property, and facilities in carrying out certain of its corporate functions. The Company annually determines a fee (the parent company service fee) for these services and facilities based on a number of criteria, which are periodically revised to reflect continuing changes in the Company's operations. The parent company service fee is included in other operating costs and expenses within the Company's income statements. The Company charged JHFS service fees of $3.5 million and $4.8 million for the three month periods ended June 30, 2004 and 2003, respectively, and $8.7 million and $11.1 million for the six month periods ended June 30, 2004 and 2003, respectively. As of June 30, 2004, JHFS was current in its payments to the Company related to these services.

The Company provides certain administrative and asset management services to its employee benefit plans (the Plans). Fees paid to the Company by the Plans for these services were $1.5 million and $1.2 million for the three month periods ended June 30, 2004 and 2003, respectively, and $3.2 million and $2.6 million for the six month periods ended June 30, 2004 and 2003, respectively.

During the six month periods ended June 30, 2004 and 2003, the Company paid $69.0 million and $24.8 million in premiums to an affiliate, John Hancock Insurance Company of Vermont (JHIC of Vermont) for certain insurance services. All of these were in Trust Owned Health Insurance (TOHI) premiums, a funding vehicle for postretirement medical benefit plans, which offers customers an insured medical benefit-funding program in conjunction with a broad range of investment options.

The Company has reinsured certain portions of its long term care insurance, non-traditional life insurance and group pension businesses with John Hancock Reassurance Company, Ltd. of Bermuda (JHReCo), an affiliate and a wholly owned subsidiary of JHFS. The Company entered into these reinsurance contracts in order to facilitate its capital management process. These reinsurance contracts are primarily written on a funds withheld basis where the related financial assets remain invested at the Company. As a result, the Company recorded a liability for coinsurance amounts withheld from JHReCo of $1.309.0 million at June 30, 2004 and $994.5 million at December 31, 2003, which are included with other liabilities in the consolidated balance sheets and recorded reinsurance recoverable from JHReCo of $1,962.0 million at June 30, 2004 and $1,421.1 million at December 31, 2003, respectively, which are included with other reinsurance recoverables on the consolidated balance sheets. Premiums ceded to JHReCo were $183.7 million and $166.0 for the three month periods ended June 30, 2004 and 2003, respectively, and $379.1 million and $283.3 million of the six month periods ended June 30, 2004 and 2003, respectively.

During the year ended 2002, the Company began reinsuring certain portions of its group pension businesses with JHIC of Vermont. The Company entered into these reinsurance contracts in order to facilitate its capital management process. These reinsurance contracts are primarily written on a funds withheld basis where the related financial assets remain invested at the Company. As a result, the Company recorded a liability for coinsurance amounts withheld from JHIC of Vermont of $229.2 million at June 30, 2004 and $157.2 million at December 31, 2003, which is included with other liabilities in the consolidated balance sheets. At June 30, 2004 and December 31, 2003, the Company had not recorded any reinsurance recoverable from JHIC of Vermont. Reinsurance recoverable is typically recorded with other reinsurance recoverables on the consolidated balance sheet. Premiums ceded by the Company to JHIC of Vermont were $0.5 million and $0.2 million for the three month periods

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 8 -- Related Party Transactions - (Continued)

ended June 30, 2004 and 2003, respectively, and $0.8 million and $0.4 million for the six month periods ended June 30, 2004 and 2003, respectively.

Prior to its acquisition by Manulife effective April 28, 2004, the Company reinsured certain portions of its closed block with Manulife. The Company entered into these reinsurance contracts in order to facilitate its statutory capital management process. These reinsurance contracts are primarily written on a modified coinsurance basis where the related financial assets remain invested at the Company. The closed block reinsurance agreement is a financial reinsurance agreement and does not meet the risk transfer definition for U.S. GAAP reporting purposes. The agreement is accounted for under deposit accounting with only the reinsurance risk fee being reported on the U.S. GAAP income statement. The U.S. GAAP financial statement does not report reinsurance ceded premiums or reinsurance recoverable. The impact on our U.S. GAAP financial statement represents the fee recorded as payable to Manulife, which appears in Other Operating Costs and Expenses in the income statements and was $0.8 million for the period the Company operated as a subsidiary of Manulife, April 29, 2004 through June 30, 2004.

Note 9 -- Goodwill and Other Intangible Assets

The Company recognized several intangible assets which resulted from business combinations including Manulife's acquisition of the Company (see Note 1 - Change of Control above).

Non-amortizable assets include; goodwill, which is the excess of the cost over the fair value of identifiable assets acquired in business combinations, brand name which is the value in the purchase price of the Company assigned to the Company's trademark and trade name, and mutual fund investment management contracts acquired (investment management contracts) which are values assigned to the investment management relationships between the Company and each of the mutual funds managed by the Company. Amortizable assets include; value of business acquired (VOBA) which is the present value of estimated future profits of insurance policies in force related to businesses acquired, and which has weighted average lives ranging from 6 to 17 years for the various insurance products, distribution networks which are the value assigned to the Company's network of sales agents and producers responsible for procuring business and which have a weighted average life of 22 years, and other investment management contracts which are the values assigned to the Company's institutional investment contracts and which have a weighted average life of 10 years.

Three of these assets were initially recognized at the time of the acquisition of the Company by MFC (brand name, distribution networks, and other investment management contracts) while the others were expanded in scope and size as a result of the merger.

The following tables contain summarized financial information for each of these intangible assets as of the dates and periods indicated.

                                                                             Accumulated
                                                                    Gross    Amortization       Net
                                                                  Carrying    And Other      Carrying
                                                                   Amount      Changes        Amount
                                                                  ------------------------------------
                                                                            (in millions)
June 30, 2004
Unamortizable intangible assets:
      Goodwill .............................................     $3,031.7            --       $3,031.7
      Brand name ...........................................        600.0            --          600.0
      Investment management contracts ......................        292.9            --          292.9
Amortizable intangible assets:
      Distribution networks ................................     $  397.2        $ (0.2)      $  397.0
      Other investment management contracts ................         61.7            --           61.2
      VOBA .................................................      2,864.6          (6.5)       2,858.1

December 31, 2003
Unamortizable intangible assets:
      Goodwill .............................................     $  166.7        $(58.1)      $  108.6
      Mutual fund investment management contracts ..........         13.3          (7.0)           6.3
Amortizable intangible assets:
      VOBA .................................................        205.9         (37.4)         168.5

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 9 -- Goodwill and Other Intangible Assets - (Continued)

                                                                          Period from   Period from
                                                                           April 29,     April 1,
                                                                             2004         2004          Three
                                                                           through       through        Months
                                                                           June 30,      April 28,    Ended June
                                                                             2004          2004        30, 2003
                                                                         -----------------------------------------
                                                                                      (in millions)
Amortization expense:
Distribution networks, net of tax of $0.1 million,
   $ - million, and $ - million, respectively ....................       $ 0.1                --           --
Other investment management contracts, net of tax
   of $0.1 million, $ - million, and $- million, respectively ....         0.3                --           --
VOBA, net of tax of  $11.2 million, $0.5 million and $0.7
   million, respectively .........................................        20.8             $ 0.8        $ 1.4
                                                                         -----------------------------------------
Total amortization expense, net of tax of $11.4 million,
   $0.5 million and $0.7 million, respectively ...................       $21.2             $ 0.8        $ 1.4
                                                                         =========================================

                                                                        Period from   Period from
                                                                         April 29,     January 1,
                                                                           2004          2004
                                                                         through        through     Six Months
                                                                         June 30,       April 28,   Ended June
                                                                          2004           2004       30, 2003
                                                                       ------------------------------------------
                                                                                     (in millions)
Amortization expense:
Distribution networks, net of tax of $0.1 million,
   $ - million and $- million, respectively ......................     $ 0.1                 --                 --
Other investment management contracts, net of tax
   of $0.1 million, $ - million and $- million, respectively .....       0.3                 --                 --
VOBA, net of tax of $11.2 million, $ 1.8 million
   and $1.4 million, respectively ................................      20.8              $ 3.3              $ 2.7
                                                                       -------------------------------------------
Total amortization expense, net of tax of $11.4 million,
   $1.8 million and $1.4 million, respectively ...................     $21.2              $ 3.3              $ 2.7
                                                                       ===========================================

                                                                                                      Net
                                                                                     Tax Effect     Expense
                                                                                     ----------     -------
                                                                                         (in millions)
Estimated future aggregate amortization expense for the years ended December 31,
      2004.......................................................................    $ 42.1         $ 78.3
      2005.......................................................................      54.5          101.2
      2006.......................................................................      51.5           95.7
      2007.......................................................................      47.7           88.5
      2008.......................................................................      42.9           79.6

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 9 -- Goodwill and Other Intangible Assets - (Continued)

The following tables present the continuity of each of the Company's unamortizable and amortizable intangible assets for the periods presented.

Unamortizable intangible assets:

                                                                                                Corporate
                                                                     Wealth                        and
                                                     Protection    Management        G&SFP        Other      Consolidated
                                                     ----------    ----------        -----        -----      ------------
Goodwill:                                                                        (in millions)
---------
Balance at January 1, 2004 ....................      $   66.1       $   42.1             --      $    0.4       $  108.6
Goodwill derecognized (1) .....................         (66.1)         (42.1)            --          (0.4)        (108.6)
Goodwill recognized (2) .......................       1,842.3        1,040.0                        149.4        3,031.7
                                                     -------------------------------------------------------------------
Balance at June 30, 2004 ......................      $1,842.3       $1,040.0             --      $  149.4       $3,031.7
                                                     ===================================================================

(1)   Goodwill derecognized in the purchase transaction with Manulife.
(2)   Goodwill recognized in the purchase transaction with Manulife.

                                                                                                Corporate
                                                                     Wealth                        and
                                                     Protection    Management        G&SFP        Other      Consolidated
                                                     ----------    ----------        -----        -----      ------------
Goodwill:                                                                        (in millions)
---------
Balance at January 1, 2003........................      $ 66.1       $ 42.1          --           $ 0.4         $ 108.6
                                                     --------------------------------------------------------------------
Balance at December 31, 2003......................      $ 66.1       $ 42.1          --           $ 0.4         $ 108.6
                                                     ====================================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 9 -- Goodwill and Other Intangible Assets - (Continued)

                                                                                                Corporate
                                                                     Wealth                        and
                                                     Protection    Management        G&SFP        Other      Consolidated
                                                     ----------    ----------        -----        -----      ------------
Brand name:                                                                      (in millions)
-----------
Balance at January 1, 2004 ....................           --             --           --             --             --
Brand name recognized (1) .....................       $364.4         $209.0           --         $ 26.6         $600.0
Foreign currency translation
  adjustment ..................................           --             --           --             --             --
Other adjustments .............................           --             --           --             --             --
                                                      ----------------------------------------------------------------
Balance at June 30, 2004 ......................       $364.4         $209.0           --         $ 26.6         $600.0
                                                      ================================================================

(1)   Brand name recognized in the purchase transaction with Manulife.

                                                                                                Corporate
                                                                     Wealth                        and
                                                     Protection    Management        G&SFP        Other      Consolidated
                                                     ----------    ----------        -----        -----      ------------
Investment management contracts:                                                 (in millions)
--------------------------------
Balance at January 1, 2004 ........................      --         $  6.3            --            --         $  6.3
Investment management contracts derecognized (1) ..      --           (6.3)           --            --           (6.3)
Investment management contracts recognized (2) ....      --          292.9            --            --          292.9
Acquisitions ......................................      --             --            --            --             --
Other adjustments .................................      --             --            --            --             --
                                                    ---------------------------------------------------------------------
Balance at June 30, 2004 ..........................      --         $292.9            --            --         $292.9
                                                    =====================================================================

(1) Investment management contracts derecognized in purchase transaction with Manulife.
(2) Investment management contracts recognized in the purchase transaction with Manulife.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 9 -- Goodwill and Other Intangible Assets - (Continued)

                                                                                                          Corporate
                                                                     Wealth                                  and
                                                     Protection    Management        G&SFP      Canada      Other      Consolidated
                                                     ----------    ----------        -----      ------      -----      ------------
Investment management contracts:                                                     (in millions)
--------------------------------
Balance at January 1, 2003 ...................          --           $5.2             --           --         --            $5.2
Acquisitions(1) ..............................          --            1.1             --           --         --             1.1
Other adjustments ............................          --             --             --           --         --              --
                                                     ------------------------------------------------------------------------------
Balance at December 31, 2003 .................          --           $6.3             --           --         --            $6.3
                                                     ==============================================================================

(1) This increase results from JH Fund's purchases of the mutual fund investment management contracts for the US Global Leaders Fund, Classic Value Fund, and Large Cap Select Fund in 2003.

Amortizable intangible assets:

                                                                                               Corporate
                                                                    Wealth                        and
                                                    Protection    Management        G&SFP        Other      Consolidated
                                                    ----------    ----------        -----        -----      ------------
Distribution networks:                                                          (in millions)
----------------------
Balance at January 1, 2004 ....................          --             --            --          --              --
Distribution networks recognized (1) ..........      $308.6         $ 88.6            --          --          $397.2
Amortization ..................................        (0.2)            --            --          --            (0.2)
Other adjustments .............................          --             --            --          --              --
                                                   ---------------------------------------------------------------------
Balance at June 30, 2004 ......................      $308.4         $ 88.6            --          --          $397.0
                                                   =====================================================================

(1) Distribution networks recognized in the purchase transaction with Manulife.

                                                                                                        Corporate
                                                                              Wealth                       and
                                                              Protection    Management        G&SFP       Other      Consolidated
                                                              ----------    ----------        -----       -----      ------------
Other investment management contracts:                                               (in millions)
--------------------------------------
Balance at January 1, 2004 ..............................       --              --              --           --            --
Other investment management contracts recognized (1) ....       --           $20.3              --        $41.4         $61.7
Amortization ............................................       --              --              --         (0.5)         (0.5)
Other adjustments .......................................       --              --              --           --            --
                                                             --------------------------------------------------------------------
Balance at June 30, 2004 ................................       --           $20.3              --        $40.9         $61.2
                                                             ====================================================================

(1) Other investment management contracts recognized in the purchase transaction with Manulife.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 9 -- Goodwill and Other Intangible Assets - (Continued)

                                                                                            Corporate
                                                                    Wealth                     and
                                                    Protection    Management      G&SFP       Other      Consolidated
                                                    ----------    ----------      -----       -----      ------------
VOBA:                                                                         (in millions)
-----
Balance at January 1, 2004 ....................      $168.5           --           --          --          $168.5
Amortization ..................................        (5.1)          --           --          --            (5.1)
Acquisitions ..................................          --           --           --          --              --
Adjustment to unrealized gains on
  securities available for sale ...............         5.5           --           --          --             5.5
Other adjustments (1) .........................        (1.4)          --           --          --            (1.4)
                                                   ------------------------------------------------------------------
Balance at April 28, 2004 .....................      $167.5           --           --          --          $167.5
                                                   ==================================================================

(1) VOBA related to the acquisition of the fixed universal life insurance business of Allmerica was adjusted to reflect adjustments to the purchase price equation.

                                                                                           Corporate
                                                                   Wealth                     and
                                                   Protection    Management      G&SFP       Other      Consolidated
                                                   ----------    ----------      -----       -----      ------------
VOBA:                                                                        (in millions)
-----
Balance at April 29, 2004 ....................    $  167.5            --            --            --      $  167.5
VOBA derecognized (1) ........................      (167.5)           --            --            --        (167.5)
VOBA recognized (2) ..........................     2,141.8         474.9         247.9                     2,864.6
Amortization .................................       (12.6)         (9.8)         (9.6)                      (32.0)
Adjustment to unrealized gains on
  securities available for sale ..............        10.2          15.3            --            --          25.5
                                                 -------------------------------------------------------------------
Balance at June 30, 2004 .....................    $2,139.4      $  480.4      $  238.3            --      $2,858.1
                                                 ===================================================================

(1)   VOBA derecognized in the purchase transaction with Manulife.
(2)   VOBA recognized in the purchase transaction with Manulife.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 9 -- Goodwill and Other Intangible Assets - (Continued)

                                                                                          Corporate
                                                                  Wealth                     and
                                                  Protection    Management      G&SFP       Other      Consolidated
                                                  ----------    ----------      -----       -----      ------------
VOBA:                                                                       (in millions)
-----
Balance at January 1, 2003 ..................      $177.2           --          --          --            $177.2
Amortization ................................       (10.1)          --          --          --             (10.1)
Acquisitions ................................          --           --          --          --                --
Adjustment to unrealized gains on
  securities available for sale .............        (2.8)          --          --          --              (2.8)
Other adjustments(1) ........................         4.2           --          --          --               4.2
                                                 ------------------------------------------------------------------
Balance at December 31, 2003 ................      $168.5           --          --          --            $168.5
                                                 ==================================================================

(1) An adjustment of $4.2 million was made to previously recorded VOBA relating to acquisition of the fixed universal life insurance business Allmerica, to reflect refinements in methods and assumptions implemented upon finalization of transition.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 10 -- Pension and Other Postretirement Benefit Plans

The Company maintains a number of pension and benefit plans for its eligible employees and agents. The following table demonstrates the components of the Company's net periodic benefit cost for the periods indicated. Through June 30, 2004, there is no significant difference to the pre-merger and post-merger net periodic benefit cost values so the following information is presented without such distinction:

                                           Three Months Ended June 30,                 Six Months Ended June 30,
                                      2004       2003      2004       2003       2004      2003       2004       2003
                                                                Other                                      Other
                                                            Postretirement                             Postretirement
                                      Pension Benefits         Benefits         Pension Benefits          Benefits
                                      ----------------      --------------      ----------------       --------------
                                                                         (in millions)

Service cost .......................   $ 5.6    $ 6.7      $ 0.3    $ 0.4      $11.2      $13.4      $ 0.7      $ 0.8
Interest cost ......................    32.0     32.7        9.1      8.8       64.5       65.4       17.9       17.7
Expected return on plan assets .....   (43.5)   (39.0)      (5.2)    (4.3)     (87.6)     (77.9)     (10.4)      (8.7)
Amortization of transition asset ...      --       --         --       --         --         --         --         --
Amortization of prior service
  cost .............................     0.6      1.9       (0.6)    (1.6)       2.2        3.8       (2.5)      (3.3)
Recognized actuarial gain ..........     2.1      7.5        1.1      1.6        8.3       15.0        4.2        3.4
Other ..............................      --       --         --       --         --         --         --         --
                                       --------------      --------------      ----------------      ----------------
       Net periodic benefit cost ...   $(3.2)   $ 9.8      $ 4.7    $ 4.9      $(1.4)     $19.7      $ 9.9      $ 9.9
                                       ==============      ==============      ================      ================

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute approximately $2 million to its qualified pension plan in 2004 and approximately $25 million to its non-qualified pension plans in 2004. As of June 30, 2004, no contributions have been made to the qualified plans, and the Company still anticipates contributing approximately $2 million for the year ended December 31, 2004. As of June 30, 2004, $14.0 million of the contributions have been made to the non-qualified plans, and the Company anticipates contributing another $11.0 million to reach a total of $25.0 million for the year ended December 31, 2004.

The Company's policy is to fund its other post retirement benefits in amounts at or below the annual tax qualified limits. As of June 30, 2004, $25.6 million was contributed to its other post retirement benefit plans. The Company expects to contribute approximately $50 million to its other post retirement benefit plans in 2004.

On December 8, 2003, President Bush signed into law a bill that expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) provides for special tax-free subsidies to employers that offer plans with qualifying drug coverages beginning in 2006. There are two broad groups of retirees receiving employer-subsidized prescription drug benefits at the Company. The first group, those who retired prior to January 1, 1992, receives a subsidy of between 90% and 100% of total cost. Since this subsidy level will clearly meet the criteria for a qualifying drug coverage, the Company anticipates that the benefits it pays after 2005 for pre-1992 retirees will be lower as a result of the new Medicare provisions. In accordance with Financial Accounting Standards Board Staff Position FAS 106-2 (FSP FAS 106-2), the Company reflected a reduction in the accumulated plan benefit obligation for this group of $40.9 million as of the purchase accounting remeasurement (April 28, 2004) and reduced net periodic postretirement benefit costs by $2.5 million for the period April 29 through June 30,2004. With respect to the second group, those who retired on or after January 1, 1992, the employer subsidy on prescription drug benefits is capped and currently provides as low as 25% of total cost. Since final authoritative accounting guidance has not yet been issued on determining whether a benefit meets the actuarial criteria for qualifying drug coverage, the Company has deferred recognition as permitted by FSP FAS 106-2 for this group. The final accounting guidance could require changes to previously reported information.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 11 -- Certain Separate Accounts

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

During 2004 and 2003, there were no gains or losses on transfers of assets from the general account to the separate account. The assets supporting the variable portion of both traditional variable annuities and variable contracts with guarantees are carried at fair value and reported as summary total separate account assets with an equivalent summary total reported for liabilities. Amounts assessed against the contractholders for mortality, administrative, and other services are included in revenue and changes in liabilities for minimum guarantees are included in policyholder benefits in the Company's Statement of Operations. Separate account net investment income, net investment gains and losses, and the related liability changes are offset within the same line item in the Company's Statement of Operations.

The deposits related to the variable life insurance contracts are invested in separate accounts and the company guarantees a specified death benefit if certain specified premiums are paid by the policyholder, regardless of separate account performance.

At June 30, 2004 and December 31, 2003, the Company had the following variable life contracts with guarantees. For guarantees of amounts in the event of death, the net amount at risk is defined as the excess of the initial sum insured over the current sum insured for fixed premium variable life contracts, and, for other variable life contracts, is equal to the sum insured when the account value is zero and the policy is still in force.

                                                    June 30,        December 31,
                                                      2004              2003
                                                   -----------------------------
                                                   (in millions, except for age)
Life contracts with guaranteed benefits
  In the event of death
  Account values...............................      $6,475.5          $6,249.4
  Net amount at risk related to deposits.......        $102.1            $106.2
  Average attained age of contractholders .....            44                46

The variable annuity contracts are issued through separate accounts and the company contractually guarantees to the contract holder either (a) return of no less than total deposits made to the contract less any partial withdrawals, (b) total deposits made to the contract less any partial withdrawals plus a minimum return, (c) the highest contract value on a specified anniversary date minus any withdrawals following the contract anniversary or (d) a combination benefit of
(b) and (c) above. Most business issued after May 2003 has a proportional partial withdrawal benefit instead of a dollar-for-dollar relationship. These variable annuity contract guarantees include benefits that are payable in the event of death or annuitization, or at specified dates during the accumulation period.

At June 30, 2004 and December 31, 2003, the Company had the following variable contracts with guarantees. (Note that the company's variable annuity contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive.) For guarantees of amounts in the event of death, the net amount at risk is defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date. For guarantees of amounts at annuitization, the net amount at risk is defined as the present value of the minimum guaranteed annuity payments available to the contract holder determined in accordance with the terms of the contract in excess of the current account balance. For guarantees of accumulation balances, the net amount at risk is defined as the guaranteed minimum accumulation balance minus the current account balance.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 11 -- Certain Separate Accounts - (Continued)

                                                                                June 30, 2004   December 31,2003
                                                                                --------------------------------
                                                                                (in millions, except for age and
                                                                                           percents)
Return of net deposits
  In the event of death
  Account value ..................................................................   $3,303.9      $3,406.4
  Net amount at risk .............................................................   $  136.6      $  153.8
  Average attained age of contractholders ........................................         62            61

Return of net deposits plus a minimum return
In the event of death
  Account value ..................................................................   $  994.3      $1,051.7
  Net amount at risk .............................................................   $  231.5      $  230.7
  Average attained age of contractholders ........................................         64            63
  Guaranteed minimum return rate .................................................          5%            5%
At annuitization
  Account value ..................................................................   $  203.9      $  169.4
  Net amount at risk .............................................................         --            --
  Average attained age of contractholders ........................................         57            57
  Range of guaranteed minimum return rates .......................................        4-5%          4-5%

Highest specified anniversary account value minus withdrawals post anniversary
In the event of death
  Account value ..................................................................   $1,196.9      $1,224.7
  Net amount at risk .............................................................   $  190.1      $  214.0
  Average attained age of contractholders ........................................         59            58

Account balances of variable contracts with guarantees were invested in variable separate accounts in various separate mutual funds at June 30, 2004 which included foreign and domestic equities and bonds as shown below:

                                                    June 30,        December 31,
                                                     2004              2003
                                                   ---------------------------
Type of Fund                                         (in millions, except for
                                                         number of funds)
Domestic Equity - Growth Funds ...............     $ 2,863.8         $ 2,813.4
Domestic Bond Funds ..........................       2,334.3           2,423.5
Domestic Equity - Growth & Income Funds ......       2,359.6           2,341.2
Balanced Investment Funds ....................       2,165.2           2,167.4
Domestic Equity - Value Funds ................         958.3             865.0
International Equity Funds ...................         648.3             621.1
International Bond Funds .....................         107.3             107.3
Hedge Funds ..................................          26.4              22.7
                                                   ---------         ---------
 Total .......................................     $11,463.2         $11,361.6
                                                   =========         =========

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 11 -- Certain Separate Accounts - (Continued)

The following summarizes the liabilities for guarantees on variable contracts reflected in the general account:

                                                      Guaranteed       Guaranteed
                                                    Minimum Death    Minimum Income
                                                    Benefit (GMDB)   Benefit (GMIB)       Totals
                                                    --------------------------------------------
                                                                     (in millions)

Balance at January 1, 2004                          $32.9               $ 1.0              $33.9
Incurred guarantee benefits                           7.6                 0.3                7.9
Fair value adjustment at Manulife acquisition        (0.1)                0.0               (0.1)
Paid guarantee benefits                              (4.8)                0.0               (4.8)
                                                    --------------------------------------------
Balance at June 30, 2004                            $35.6               $ 1.3              $36.9
                                                    ============================================

The GMDB liability is determined each period end by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The following assumptions and methodology were used to determine the GMDB liability at June 30, 2004.

      o Data used included 1000 and 200 (for life and annuity contracts, respectively) stochastically generated investment performance scenarios.
      o     Volatility assumptions depended on mix of investments by contract type and were 19% for annuity and 13.8% for life products.
      o     Life products used purchase GAAP mortality, lapse, mean investment performance, and discount rate assumptions included in the related deferred acquisition cost (DAC) and value of business acquired
            (VOBA) models which varied by product
      o Mean investment performance assumptions for annuity contracts was 8.67%.
      o Annuity mortality was assumed to be 100 percent of the Annuity 2000 table.
      o Annuity lapse rates vary by contract type and duration and range from 1 percent to 20 percent.
      o     Annuity discount rate was 6.5%.

The guaranteed minimum income benefit (GMIB) liability represents the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization, recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised.

                      JOHN HANCOCK LIFE INSURANCE COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

      Management's discussion and analysis of financial condition and results of operations is presented in a condensed disclosure format pursuant to General Instruction H(1)(a) and (b) of Form 10-Q. The management narrative for the Company that follows should be read in conjunction with the unaudited interim financial statements and related footnotes to the unaudited interim financial statements included elsewhere herein, and with the Management's Discussion and Analysis of Financial Condition and Results of Operations section included in the Company's 2003 Annual Report on Form 10-K.

      The Company's news releases and other information are available on the internet at www.jhancock.com, and its financial statements are available at www.manulife.com, under the link labeled "Securities Filings" on the "Investor Relations" Page. In addition, all of the Company's United States Securities and Exchange Commission filings are available on the internet at www.sec.gov, under the name Hancock John Life.

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

Merger with Manulife Financial Corporation

      On April 28, 2004, JHFS, the parent of the Company, completed its merger agreement with Manulife Financial Corporation (Manulife) and as of the close of business JHFS common stock stopped trading on the New York Stock Exchange. In accordance with the agreement, each share of JHFS common stock was converted into 1.1853 shares of Manulife stock. Commencing on April 28, 2004, the Company operates as a subsidiary of Manulife and the John Hancock name is Manulife's primary U.S. brand.

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

      Purchase Accounting (PGAAP)

      In accordance with SFAS No. 141, "Business Combinations" the merger transaction was accounted for as a purchase of John Hancock by Manulife. The purchase method requires that John Hancock, the Company, adjust the cost and reporting basis of its assets and liabilities to their fair values on the acquisition date (the purchase adjustments).

                      JOHN HANCOCK LIFE INSURANCE COMPANY

      The determination of the purchase adjustments relating to investments included utilization of independent price quotes where available, and management's own estimates and assumptions where price quotes were unavailable. Other purchase adjustments also required significant management estimates and assumptions. Management must exercise significant judgement in assessing fair values related to intangible assets, including goodwill, value of business acquired (VOBA), brand name and others, and to liabilities, including policyholder reserves and others.

      The Company is in the process of completing the valuations of a portion of the assets acquired and liabilities assumed; thus, allocation of the purchase price is subject to refinement.

      The Company's purchase adjustments resulted in a revalued balance sheet which may result in future earnings trends which differ significantly from historical trends. The Company does not anticipate any impact on its liquidity, or ability to pay claims of policyholders, arising out of the purchase accounting process related to the merger.

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

                      JOHN HANCOCK LIFE INSURANCE COMPANY

additional assets recognized as a result of these consolidations would not represent additional assets which the Company could use to satisfy claims against its general assets, rather they would be used only to settle additional liabilities recognized as a result of these consolidations.

      The Company's maximum exposure to loss in relation to these entities is limited to its investments in them, future debt and equity commitments made to them, and where the Company is the mortgagor to the Properties, the outstanding balance of the mortgages originated for them, and outstanding mortgage commitments made to them. Therefore, the Company believes that the application of FIN 46R has no potential impact on the Company's liquidity and capital resources beyond what is already presented in the consolidated financial statements and notes thereto.

      The Company discloses summary financial data and its maximum exposure to losses for the CDOs and Properties in Note 4 - Relationships with Variable Interest Entities in the notes to unaudited consolidated financial statements, but does not do so for the Other Entities because the Company does not believe these relationships are collectively significant.

      Amortization of Deferred Acquisition Costs (DAC) and Value of Business Acquired (VOBA) Assets

      Costs that vary with, and are related primarily to the production of new business are deferred to the extent that they are deemed recoverable. Such costs include commissions, certain costs of policy issue and underwriting, and certain agency expenses. Similarly, any amounts assessed as initiation fees or front-end loads are recorded as unearned revenue. The Company has also recorded intangible assets representing the present value of estimated future profits of insurance policies inforce related to business acquired. The Company tests the recoverability of its DAC and VOBA assets quarterly with a model that uses data such as market performance, lapse rates and expense levels. We amortize DAC and VOBA on term life and long-term care insurance ratably with premiums. We amortize DAC and VOBA on our annuity products and retail life insurance, other than term life insurance policies, based on a percentage of the estimated gross profits over the life of the policies, which are generally twenty years for annuities and thirty years for life policies. Our estimated gross profits are computed based on assumptions related to the underlying policies including mortality, lapse, expenses, and asset growth rates. We amortize DAC, VOBA and unearned revenue on these policies such that the percentage of gross profits realized compared to the amount of DAC, VOBA and unearned revenue amortized is constant over the life of the policies.

      Estimated gross profits, including net realized investment and other gains (losses), are adjusted periodically to take into consideration the actual experience to date and assumed changes in the remaining gross profits. When estimated gross profits are adjusted, we also adjust the amortization of DAC and VOBA to maintain a constant amortization percentage over the life of the policies. Our current estimated gross profits include certain judgments by our actuaries concerning mortality, lapse and asset growth that are based on a combination of actual Company experience and historical market experience of equity and fixed income returns. Short-term variances of actual results from the judgments made by management can impact quarter to quarter earnings. Our history has shown us that the actual results over time for mortality, lapse and the combination of investment returns and crediting rates (referred in the industry as interest spread) for the life insurance and annuity products have reasonably followed the long-term historical trends. As actual results for market experience, or asset growth fluctuate significantly from historical trends and the long-term assumptions made in calculating expected gross profits, management changes these assumptions periodically as necessary.

      Benefits to Policyholders

      The liability for future policy benefits is the largest liability included in our consolidated balance sheets, equal to $42,181.1 million, 47.2% of total liabilities as of June 30, 2004. Changes in this liability are generally reflected in the benefits to policyholders in our consolidated statements of income. This liability is primarily comprised of the present value of estimated future payments to holders of life insurance and annuity products based on certain management judgments. Reserves for future policy benefits of certain insurance products are calculated using management's judgments of mortality, morbidity, lapse, investment performance and expense levels that are based primarily on the Company's past experience and are therefore reflective of the Company's proven underwriting and investing abilities. Once these assumptions are made for a given policy or group of policies, they will not be changed over the life of the policy unless the Company recognizes a loss on the entire line of business or the Company is acquired. The Company periodically reviews its policies for loss recognition and, based on management's judgment, the Company from time to time may recognize a loss on certain lines of business. Short-term variances of actual results from the judgments made by management are reflected in current period earnings and can impact quarter to quarter earnings.

      Investment in Debt and Equity Securities

                      JOHN HANCOCK LIFE INSURANCE COMPANY

      Impairments on our investment portfolio are recorded as a charge to income in the period when the impairment is judged by management to occur. See the General Account Investments section of this document for a more detailed discussion of the investment officers' professional judgments involved in determining impairments and fair values.

      Certain of our fixed income securities classified as available-for-sale are not publicly traded, and quoted market prices are not available from brokers or investment bankers on these securities. The changes in the fair values of the available-for-sale securities are recorded in other comprehensive income as unrealized gains or losses. We calculate the fair value of these securities ourselves through the use of pricing models and discounted cash flows calling for a substantial level of professional investment management judgment. Our approach is based on currently available information, including information obtained by reviewing similarly traded securities in the market, and we believe it to be appropriate and fundamentally sound. However, different pricing models or assumptions or changes in relevant current information could produce different valuation results. The Company's pricing model takes into account a number of factors based on current market conditions and trading levels of similar securities. These include current market based factors related to credit quality, country of issue, market sector and average investment life. The resulting prices are then reviewed by the pricing analysts and members of the Security Operations Department. Our pricing analysts take appropriate action to reduce the valuation of securities where an event occurs that negatively impacts the securities' value. Certain events that could impact the valuation of securities include issuer credit ratings, business climate, management changes at the investee level, litigation, fraud and government actions, among others.

      As part of the valuation process we attempt to identify securities which may have experienced an other than temporary decline in value, and thus require the recognition of an impairment. To assist in identifying impairments, at the end of each quarter our Investment Review Committee reviews all securities where market value is less than ninety percent of amortized cost for three months or more to determine whether impairments need to be taken. This committee includes the head of workouts, the head of each industry team, the head of portfolio management, and the Chief Credit Officer of Manulife. The analysis focuses on each investee company's or project's ability to service its debts in a timely fashion and the length of time the security has been trading below amortized cost. The results of this analysis are reviewed quarterly by the Credit Committee at Manulife. This committee includes Manulife's Chief Financial Officer, Chief Investment Officer, Chief Risk Officer, and the Chief Credit Officer. See "Management's Discussion and Analysis of Financial Condition and Analysis of Financial Condition and Results of Operations--General Account Investments" section of this document for a more detailed discussion of this process and the judgments used therein.

      Benefit Plans

      The Company reviewed its pension and other post-employment benefit plan assumptions for the discount rate, the long-term rate of return on plan assets, and the compensation increase rate for incorporation in the measurements made as of April 28, 2004 ( the date of the Manulife acquisition of the Company) and for net periodic costs for the calendar year. These assumptions are normally incorporated in measurements made annually as of each December 31 and for the subsequent calendar year resulting thereon. All assumptions are reviewed and approved by the Chief Financial Officer and reviewed with the Audit Committee of the Board of Directors.

      The assumed discount rate is set based on the published December 31st Moody's Investor Services long-term corporate bond yield for rating category Aa. The discount rate used in the April 28, 2004 mark to market of 2004's net periodic pension cost was 6.0%. The discount rate originally in effect for 2004 was 6.25%. A 0.25% increase in the discount rate would decrease pension benefits Projected Benefit Obligation (PBO) and 2004 Net Periodic Pension Cost (NPPC) by approximately $57.6 million and $1.2 million respectively. A 0.25% increase in the discount rate would decrease other post- employment benefits Accumulated Postretirement Benefit Obligation (APBO) and 2004 Net Periodic Benefit Cost
(NPBC) by approximately $15.9 million and $1.2 million, respectively.

      The assumed long-term rate of return on plan assets is generally set at the long-term rate expected to be earned (based on the Capital Asset Pricing Model and similar tools) based on the long-term investment policy of the plans and the various classes of the invested funds. For 2004, Net Periodic Pension (and benefit) Cost, an 8.75% long term rate of return assumption is being used. A 0.25% increase in the long-term rate of return would decrease 2004 NPPC by approximately $5.3 million and 2004 NPBC by approximately $0.6 million. The expected return on plan assets prior to the acquisition by Manulife is based on the fair market value of the plan assets as of December 31, 2003. Post merger, the expected return on plan assets is based on the fair value of plan assets as of April 28, 2004.

      The compensation rate increase assumption is generally set at a rate consistent with current and expected long-term compensation and salary policy including inflation. A change in the compensation rate increase assumption can be expected to move in the same direction as a change in the discount rate. A 4.0% compensation rate increase assumption is being used. A 0.25% increase in

                      JOHN HANCOCK LIFE INSURANCE COMPANY

the salary scale would increase 2004 pension benefits PBO and NPPC by approximately $5.8 million and $0.6 million, respectively. Post employment benefits are independent of compensation.

      The Company uses a 10% corridor for the amortization of actuarial gains/losses. At the date of acquisition, actuarial gains and losses were set to zero.

      On December 8, 2003, President Bush signed into law a bill that expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) provides for special tax-free subsidies to employers that offer plans with qualifying drug coverages beginning in 2006. There are two broad groups of retirees receiving employer-subsidized prescription drug benefits at the Company. The first group, those who retired prior to January 1, 1992, receives a subsidy of between 90% and 100% of total cost. Since this subsidy level will clearly meet the criteria for a qualifying drug coverage, the Company anticipates that the benefits it pays after 2005 for pre-1992 retirees will be lower as a result of the new Medicare provisions. In accordance with Financial Accounting Standards Board Staff Position FAS 106-2 (FSP FAS 106-2), the Company reflected a reduction in the accumulated plan benefit obligation for this group of $40.9 million as of the purchase accounting remeasurement (April 28, 2004) and reduced net periodic postretirement benefit costs by $2.5 million for the period April 29 through June 30, 2004. With respect to the second group, those who retired on or after January 1, 1992, the employer subsidy on prescription drug benefits is capped and currently provides as low as 25% of total cost. Since final authoritative accounting guidance has not yet been issued on determining whether a benefit meets the actuarial criteria for qualifying drug coverage, the Company has deferred recognition as permitted by FSP FAS 106-2 for this group. The final accounting guidance could require changes to previously reported information.

      Income Taxes

      Our reported effective tax rate on net income was 37.8% and 30.0% for the three month periods ended June 30, 2004 and 2003 and 34.1% and 29.8% for the six month periods ended June 30, 2004 and 2003, respectively. The increase in the effective tax rate during the period is due to changes in the recognition of tax expense as a result of the purchase accounting for leveraged leases as required by FASB Interpretation No. 21, "Accounting for Leases in a Business Combinatoin" and FASB Statement of Financial Accounting Standares No. 13, "Accounting for Leases". Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to us. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may not succeed. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. Our effective tax rate includes the impact of reserve provisions ,changes to reserves that we consider appropriate, and related interest. This rate is then applied to our year-to-date operating results.

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

      A number of years may elapse before a particular matter, for which we have established an accrued liability, is audited and finally resolved. The Internal Revenue Service is currently examining our tax returns for 1999 through 2001.

      While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our reserves reflect the probable outcome of known tax contingencies. Our tax reserves are presented in the balance sheet within other liabilities.

      Reinsurance

      We reinsure portions of the risks we assume for our protection insurance products. The maximum amount of individual ordinary life insurance retained by us on any life is $10 million under an individual policy and $20 million under a second-to-die policy. As of January 1, 2001, we established additional

                      JOHN HANCOCK LIFE INSURANCE COMPANY

reinsurance programs, which limit our exposure to fluctuations in life insurance claims for individuals for whom the net amount at risk is $3 million or more. As of January 1, 2001, the Company also entered into an agreements with two reinsurers covering 50% of its closed block business. One of these reinsurers is Manulife. Effective April 28, 2004 the Company operates as a subsidiary of Manulife. Effective December 31, 2003, the Company entered into an agreement with a third reinsurer covering another 5% of its closed block business. The reinsurance agreements are structured so they will not affect policyholder dividends or any other financial items reported within the closed block, which was established at the time of the Life Company's demutualization to protect the reasonable dividend expectations of certain participating life insurance policyholders.

      In addition, the Company has entered into reinsurance agreements to specifically address insurance exposure to multiple life insurance claims as a result of a catastrophic event. The Company has put into place, effective July 1, 2002, catastrophic reinsurance covering individual life insurance policies written by all of its U.S. life insurance subsidiaries. Effective July 1, 2003, the deductible for individual life insurance coverages was reduced from $25 million to $17.5 million per occurrence and the limit of coverage is $40 million per occurrence. Both the deductible and the limit apply to the combined U.S. insurance subsidiaries. Should catastrophic reinsurance become unavailable to the Company in the future, the absence of, or further limitations on, reinsurance coverage, could adversely affect the Company's future net income and financial position.

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

                      JOHN HANCOCK LIFE INSURANCE COMPANY

Transactions Affecting Comparability of Results of Operations

The disposal described under the table below was conducted in order to execute the Company's strategy to focus resources on businesses in which it can have a leadership position. The table below presents actual and proforma data, for comparative purposes, of revenue and net income for the periods indicated, to demonstrate the proforma effect of the disposal as if occurred on January 1, 2003.

                         Period from April 29     Period from April 1       Three Months Ended
                           through June 30,        through April 28,             June 30,
                            2004                   2004                      2003
                          Proforma     2004      Proforma       2004       Proforma      2003
                        ---------------------------------------------------------------------------
                                                      (in millions)

Revenue ...........      $1,182.4    $1,182.4   $  776.4      $  776.4     $1,822.1     $1,835.8

Net income ........      $  169.1    $  169.1   $  175.0      $  175.0     $  255.8     $  257.7

                         Period from April 29    Period from January 1       Six Months Ended
                           through June 30,        through April 28,             June 30,
                            2004                   2004                      2003
                          Proforma     2004      Proforma       2004       Proforma      2003
                        ------------------------------------------------------------------------
                                                      (in millions)

Revenue ...........      $1,182.4     $1,182.4    $2,513.4    $2,513.4     $3,648.1     $3,692.9

Net income ........      $  169.1     $  169.1    $  329.3    $  329.3     $  525.9     $  528.7

Disposal:

On June 19, 2003, the Company agreed to sell its group life insurance business through a reinsurance agreement with Metropolitan Life Insurance Company, Inc (MetLife). The Company is ceding all activity after May 1, 2003 to MetLife. The transaction was recorded as of May 1, 2003 and closed November 4, 2003. There was no material impact on the Company's results of operations from the disposed operations during the first six months of 2003.

                      JOHN HANCOCK LIFE INSURANCE COMPANY

Results of Operations

      To assist in the comparability of our financial results and to make it easier to discuss and understand our results of operations, the following discussion combines the predecessor period (April 1 through April 28, 2004) with the successor period (April 29 through June 30, 2004) to present combined results for the three months ended June 30, 2004 and combines the predecessor period (January 1 through April 28, 2004) with the successor period (April 29 through June 30, 2004) to present combined results for the six months ended June 30, 2004.

      The tables below present the consolidated results of operations for the periods presented:

                                                                                     Three Months Ended          Six Months Ended
                                                                                          June 30,                   June 30,
                                                                                     2004         2003          2004          2003
                                                                                  --------------------------------------------------
                                                                                                     (in millions)
Revenues
Premiums ...................................................................      $  482.2      $  484.4      $  952.9      $  956.7
Universal life and investment-type product fees ............................         158.5         153.1         335.3         308.1
Net investment income ......................................................         883.0         942.3       1,866.5       1,875.4
Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs, and
        value of business acquired amounts credited to
        participating pensions contractholders and the
        policyholder dividend obligation (1) ...............................         247.6          78.3         149.9         183.7
Investment management revenues, commissions, and other fees ................         132.9         122.4         265.3         241.6
Other revenue ..............................................................          54.6          55.3         125.9         127.4
                                                                                  --------------------------------------------------
                  Total revenues ...........................................       1,958.8       1,835.8       3,695.8       3,692.9

Benefits and expenses
Benefits to policyholders, excluding amounts related to net
         realized investment and other gains (losses) credited
         to participating pension contractholders and the
         policyholder dividend obligation (2) ..............................         898.1         919.7       1,833.5       1,869.0
Other operating costs and expenses .........................................         336.0         348.7         706.7         665.4
Amortization of deferred policy acquisition costs and value of business acquired, excluding amounts related to net
         realized investment and other gains (losses) (3) ..................          52.8          63.6         159.6         135.4
Dividends to policyholders .................................................         118.3         137.5         234.9         270.0
                                                                                  --------------------------------------------------
                 Total benefits and expenses ...............................       1,405.2       1,469.5       2,934.7       2,939.8

Income before taxes and cumulative effect of accounting change .............         553.6         366.3         761.1         753.1
Income taxes ...............................................................         209.5         108.6         259.4         224.4
                                                                                  --------------------------------------------------

Income before cumulative effect of accounting change .......................         344.1         257.7         501.7         528.7
Cumulative effect of accounting change .....................................            --            --           3.3            --
                                                                                  --------------------------------------------------

                Net income .................................................      $  344.1      $  257.7      $  498.4      $  528.7
                                                                                  ==================================================


(1) Net of related amortization of deferred policy acquisition costs and value of business acquired, amounts credited to participating pension contractholders and the policyholder dividend obligation of $12.8 million and $(49.3) million for the three months ended June 30, 2004 and 2003, respectively and $12.0 million and $(0.5) million for the six months ended June 30, 2004 and 2003, respectively.
(2) Excluding amounts related to net realized investment and other gains (losses) credited to participating pension contractholders and the policyholder dividend obligation of $11.2 million and $28.4 million for the three months ended June 30, 2004 and 2003, respectively and $28.4 and $(12.9) million for the six months ended June 30, 2004 and 2003, respectively.
(3) Excluding amounts related to net realized investment and other gains (losses) of $1.6 million and $20.9 million for the three months ended June 30, 2004 and 2003, respectively and $(16.4) million and $12.4 million for the six months ended June 30, 2004 and 2003, respectively.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

      As a result of Manulife's acquisition of the Company, see Note 1- Change of Control, the Company renamed and reorganized certain businesses within its operating segments to better align the Company with its new parent, Manulife. The Company renamed the Asset Gathering Segment as the Wealth Management Segment. In addition, the Institutional Investment Management Segment was moved

                      JOHN HANCOCK LIFE INSURANCE COMPANY

to the Corporate and Other Segment. Other realignments include moving Signator Investors, Inc. our agent sales organization, from Wealth Management to Protection, and Group Life, Retail Discontinued operations, discontinued health insurance operations and Creditor from Corporate and Other to Protection. International Group Plans (IGP) remain in international operations in our Corporate and Other Segment while IGP will be reported in Reinsurance in Manulife's segment results. The financial results for all periods have been reclassified to conform to the current period presentation.

      The Company operates in the following four business segments: two segments primarily serve retail customers, one segment serves institutional customers, and our fourth segment is the Corporate and Other Segment, which includes our institutional advisory business, the remaining international operations, and the corporate account. Our retail segments are the Protection Segment and the Wealth Management Segment. Our institutional segment is the Guaranteed and Structured Financial Products Segment (G&SFP).

      Consolidated income before income taxes increased 51.1%, or $187.3 million, for the three month period ended June 30, 2004 from the prior year. The increase was driven by higher net realized investment and other gains, which increased 216.2%, or $169.3 million, from the prior year. The change in net realized investment and other gains (losses) is the result of $226.7 million in derivative hedging adjustments, $74.3 million in gains on the sale of real estate and $19.6 million in gains on the sale of equity securities. For additional analysis regarding net realized investment and other gains (losses), see below and General Account Investments in the MD&A.

      Premiums decreased 0.5%, or $2.2 million, from the prior year. The increase in premiums was due largely to growth in the long-term care insurance business of $18.1 million, or 14.0%, primarily due to strong renewal premiums. In addition, Premiums in the G&SFP Segment increased $6.2 million. These increase were partially offset by a decrease of $11.6 million in premiums in the Wealth Management Segment on lower sales of single premium immediate annuities.

      Universal life and investment-type product fees increased 3.5%, or $5.4 million, from the prior year. Increased product fees was driven by universal life insurance product fees which increased 31.4%, or $9.6 million, due primarily to a $6.8 million increase in cost of insurance fees. Partially offsetting these increases in product fees was a decrease of $2.3 million, or 7.7%, in fees in the retail annuities business.

      Net investment income decreased 6.3%, or $59.3 million, from the prior year. The decrease was driven by lower average yield on invested assets, partially offset by an increase in invested assets. Investment yields decreased to 5.20 driven by floating-rate investments and the amortization of the purchase accounting mark-to-market adjustments on assets due to the Manulife acquisition. In addition, net investment income varies with market interest rates because the return on approximately $13 billion of the asset portfolio at June 30, 2004, floats with market rates. Matching the interest rate exposure on our asset portfolio to the exposure on our liabilities is a central feature of our asset/liability management process. Partially offsetting these decreases in yield was an increase in invested assets. In the three month period ended June 30, 2004, weighted-average invested assets grew $2,382.6 million, or 3.6%, from the prior year. For additional analysis of net investment income and yields see the General Account Investments section of this MD&A.

      Net realized investment and other gains (losses) increased 216.2%, or $169.3 million. See detail of current period net realized investment and other gains (losses) in table below. The change in net realized investment and other gains (losses) is the result of $226.8 million in derivative hedging adjustments, $74.3 million in gains on the sale of real estate and $19.6 million in gains on the sale of equity securities. Partially offsetting these gains were losses of $4.6 million compared to gains of $78.1 million in the prior year on fixed maturity securities. The prior year's gains included $259.3 million in gross gains on disposal of fixed maturity securities while the Company generated only $75.3 million in the current period. In addition, the Company incurred losses of $26.0 million on mortgage loans, primarily on disposals, and another $26.0 million on other invested assets, primarily from impairments. The largest impairments of fixed maturity securities were $9.6 million on a major U.S. airline, $6.2 million on an asset backed pool of gas station/convenience store franchise loans, and $5.3 million relating to an airline equipment trust. For additional analysis of net realized investment and other gains (losses) see the General Account Investments section of this MD&A.

                      JOHN HANCOCK LIFE INSURANCE COMPANY

                                                       Gross Gain    Gross Loss      Hedging    Net Realized Investment
For the Three Months Ended June 30, 2004   Impairment  on Disposal  on Disposal    Adjustments   and Other Gain/(Loss)
                                          -----------------------------------------------------------------------------
                                                                         (in millions)
Fixed maturity securities (1) .........     (29.8)         75.3        (25.1)        (25.0)               (4.6)
Equity securities .....................      (1.5)         19.6           --            --                18.1
Mortgage loans on real estate .........     (23.2)         16.4        (13.9)         (5.3)              (26.0)
Real estate ...........................        --          74.3         (2.2)           --                72.1
Other invested assets .................     (29.7)          6.2         (2.5)           --               (26.0)
Derivatives ...........................        --            --           --         226.8               226.8
                                          -----------------------------------------------------------------------------
               Subtotal ...............     (84.2)        191.8        (43.7)        196.5               260.4
                                          -----------------------------------------------------------------------------

          Amortization adjustment for deferred policy acquisition costs and value of
             business acquired...............................................................             (1.6)
          Amounts credited to participating pension contractholders..........................             (3.1)
          Amounts credited to the policyholder dividend obligation...........................             (8.1)
                                                                                                    -------------------
               Total.........................................................................            247.6
                                                                                                    ===================

(1) Fixed maturities gain on disposals includes $37.2 million of gains from previously impaired securities and prepayment gains of $23.7 million.

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

      Investment management revenues, commissions and other fees (advisory fees) increased 8.6%, or $10.5 million, from the prior year. The increase in advisory fees was driven by the mutual fund business where fees grew by 8.5%, or $5.9 million, over the prior year due to higher assets under management on higher sales and market appreciation. In addition, advisory fees in our institutional asset management business increased 16.7% driven by higher advisory fees resulting from changes in the asset mix.

      Other revenue decreased 1.3%, or $0.7 million, from the prior year. Other revenue consists principally of the revenues generated by Signature Fruit, a subsidiary of the Company since April 2, 2001, which acquired certain assets and assumed liabilities out of Tri Valley Growers, Inc., a cooperative association on that date. Signature Fruit revenue decreased $1.3 million, to $51.5 million for the three months ended June 30, 2004 due to lower product sales. Other revenue includes Federal long-term care business fee revenue of $1.9 million for the three months ended June 30, 2004.

      Benefits to policyholders decreased 2.3%, or $21.6 million, from the prior year. The decrease in benefits to policyholders was driven by a $31.2 million decrease in the Wealth Management Segment due to lower sales of single premiums immediate annuities. In addition, benefits to policyholders decreased $14.4 million in the G&SFP Segment due to lower interest credited on account balances. Partially offsetting these decreases in benefits to policyholders was an increase in the variable life insurance business of $19.8 million on higher interest credited and lower surrenders. In addition, benefits to policyholders increased in the long-term care insurance business by $9.7 million, driven by growth in the business.

      Operating costs and expenses decreased 3.6%, or $12.7 million. Total operating costs and expenses was driven by decreases of $8.0 million in the G&SFP Segment and $5.7 million in the Corporate and Other Segment due to lower compensation expenses. In addition, operating costs and expenses decreased at Signature Fruit of $1.4 million to $52.4 million from the prior year and $1.5 million for the sale of the group life business effective May 1 2003. Partially offsetting these decreases, operating costs and expenses increased 7.2%, or $6.5 million, in the Wealth Management Segment

      Amortization of deferred policy acquisition costs and value of business acquired decreased 16.9%, or $10.8 million, from the prior year. The decrease in amortization of deferred policy acquisition costs and value of business acquired was driven by prior year amortization of deferred policy acquisition costs in the non-traditional life insurance business and the fixed annuity business. The non-traditional life insurance business increased amortization of deferred policy acquisition costs in the second quarter of 2003 for experience true-ups and growth. The fixed annuity business increased amortization of deferred policy acquisition costs in the second quarter of 2003 for account growth and interest

                      JOHN HANCOCK LIFE INSURANCE COMPANY

spreads. Partially offsetting the decline in amortization of deferred policy acquisition costs was increased amortization of value of business acquired. Purchase accounting adjusted the historical deferred policy acquisition asset to zero and created a new value of business acquired asset at an established return on equity for the transaction. The impact on amortization was to decrease deferred policy acquisition costs due to the reduced asset and increase amortization of value of business acquired.

      Dividends to policyholders decreased 14.0%, or $19.2 million from the prior year. The decrease in dividends to policyholders was driven by traditional life insurance products which decreased 12.1%, or $14.7 million, due to a reduction in the dividend scale and a $2.9 million decrease in dividends due to the sale of the group life business. Group life was sold effective May 1, 2003 and thus generated policyholder dividends in the second quarter of 2003 and none after the sale of the business. The increase in the effective tax rate during the period is due to changes in the recognition of tax expense as a result of the purchase accounting for leveraged leases as required by FASB Interpretation No. 21 "Accounting for Leases in a Business Combination" and FASB Statement of Financial Accounting Standards No 13, "Accounting for Leases".

      Income taxes were $209.5 million in the second quarter of 2004, compared to $108.6 million for the second quarter of 2003. Our effective tax rate was 37.8% in the second quarter of 2004, compared to 29.6% in the second quarter of 2003. The increase in the effective tax rate during the period is due to changes in the recognition of tax expense as a result of the purchase accounting for leveraged leases as required by FASB Interpretation No. 21, "Accounting for Leases in a Business Combinatoin" and FASB Statement of Financial Accounting Standares No. 13, "Accounting for Leases".

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

      As a result of Manulife's acquisition of the Company, see Note 1- Change of Control, the Company renamed and reorganized certain businesses within its operating segments to better align the Company with its new parent, Manulife. The Company renamed the Asset Gathering Segment as the Wealth Management Segment. In addition, the Institutional Investment Management Segment was moved to the Corporate and Other Segment. Other realignments include moving Signator Investors, Inc. our agent sales organization, from Wealth Management to Protection, and Group Life, Retail Discontinued operations, discontinued health insurance operations and Creditor from Corporate and Other to Protection. International Group Plans (IGP) remains in international operations in our Corporate and Other Segment while it will be reported in Other in Manulife's segment results. The financial results for all periods have been reclassified to conform to the current period presentation.

      The Company operates in the following four business segments: two segments primarily serve retail customers, one segment serves institutional customers, and our fourth segment is the Corporate and Other Segment, which includes our institutional advisory business, the remaining international operations, and the corporate account. Our retail segments are the Protection Segment and the Wealth Management Segment. Our institutional segment is the Guaranteed and Structured Financial Products Segment (G&SFP).

      Consolidated income before income taxes and cumulative effect of accounting pronouncement increased 1.1%, or $8.0 million, for the six month period ended June 30, 2004 from the prior year. The increase was driven by higher product fees and advisory fees. The increase in product fees was driven by a 12.7% increase in average account balance on universal life insurance products. The increase in advisory fees is driven by 13.9% growth in average assets under management in the mutual funds business compared to the prior year. These increase revenues were partially offset by a decrease in net realized investment and other gains from the sale of Home Office properties in the prior year. Through June 30, 2003, the Company recognized a gain of $271.4 million (and a deferred profit of $209.4 million) on the sale of the Company's Home Office properties in the first quarter of 2003. In addition, operating expenses increased 6.2%, or $41.3 million. The Company recorded an decrease to net income of $3.3 million (net of tax) resulting from the adoption of a new accounting pronouncement, Statement of Position 03-1 - Accounting and Reporting by Insurance Enterprises for Certain Untraditional Long Duration Contracts for Separate Accounts (SOP 03-1).

      Premiums decreased 0.4%, or $3.8 million, from the prior year. Premiums were driven by a decrease in the group life business of $29.8 million due to the sale of the group life insurance business effective May 1, 2003, a decrease in the sales of single premium annuities of $25.7 million, or 87.4% and a $22.8 million decrease in premiums in the traditional life insurance business. Partially offsetting these decreases were increased premiums in the long-term care insurance business, up by $40.9 million, or 16.0%, primarily due to business growth resulting from strong renewal premiums. In addition, premiums increased 16.9%, or $24.5 million, in the IGP business.

      Universal life and investment-type product fees increased 8.8%, or $27.2 million, over the prior year. In addition, product fees on universal life products increased 34.4%, or $20.6 million, due primarily to a $12.6 million increase in cost of insurance fees. Investment-type product fees increased 10.2%, or $16.7 million, in the variable life business due primarily to the higher amortization of unearned revenue of $10.7 million driven by unlocking for higher future death claims in the first quarter of 2004. Partially offsetting these increases in product fees was a decrease in fees in the retail annuities business.

                      JOHN HANCOCK LIFE INSURANCE COMPANY

      Net investment income decreased 0.5%, or $8.9 million, from the prior year. The decrease in net investment income was driven by lower yields, partially offset by asset growth and lower investment expenses. Average assets grew $2,788.7 million, or 4.4%, compared to the prior year. In addition, investment expenses decreased $12.6 million from the prior year, driven by the reduction in depreciation expense from the sale of the home office properties. The average yield on invested assets decreased to 5.61%, driven by the impact of floating-rate investments and purchase accounting mark-to-market adjustments on invested assets. Net investment income also varies with market interest rates as the return on approximately $13 billion of the asset portfolio at June 30, 2004, floats with market rates. Matching the interest rate exposure on our asset portfolio to the exposure on our liabilities is a central feature of our asset/liability management process. For additional analysis of net investment income and yields see the General Account Investments section of this MD&A.

      Net realized investment and other gains (losses) decreased 18.4%, or $33.8 million, due to the sale of the Home Office properties in the first quarter of 2003. Through June 30, 2003, the Company recognized a realized gain of $271.4 million (and a deferred profit of $209.4 million) on the sale of the Company's Home Office properties in the first quarter of 2003. See detail of current period net realized investment and other gains (losses) in table below. Offsetting the impact of the non-recurring gain from the sale of the Home Office properties was lower realized losses on fixed maturity securities of $142.9 million driven by lower levels of impairments and hedging adjustments. In addition, the Company generated $81.9 million in gains on equity securities and $75.7 million of gains on real estate. For additional analysis of net realized investment and other gains (losses) see the General Account Investments section of this MD&A.

                                                       Gross Gain    Gross Loss      Hedging    Net Realized Investment
For the Six Months Ended June 30, 2004     Impairment  on Disposal  on Disposal    Adjustments   and Other Gain/(Loss)
                                          ----------------------------------------------------------------------------
                                                                         (in millions)
Fixed maturity securities (1) .........       (98.1)        150.1        (30.5)        (77.0)              (55.5)
Equity securities (2) .................        (6.2)         88.8         (0.7)           --                81.9
Mortgage loans on real estate .........       (23.6)         27.9        (14.6)        (19.4)              (29.7)
Real estate ...........................          --          78.0         (2.3)           --                75.7
Other invested assets .................       (37.2)          8.5         (8.5)           --               (37.2)
Derivatives ...........................          --            --           --         126.7               126.7
                                          ----------------------------------------------------------------------------
               Subtotal ...............      (165.1)        353.3        (56.6)         30.3               161.9
                                          ----------------------------------------------------------------------------

          Amortization adjustment for deferred policy acquisition costs and VOBA.............               16.4
          Amounts credited to participating pension contractholders..........................               (5.1)
          Amounts credited to the policyholder dividend obligation...........................              (23.3)
                                                                                                     ------------------
               Total.........................................................................              149.9
                                                                                                     ==================

1.) Fixed maturities gain on disposals includes $42.5 million of gains from previously impaired securities and prepayment gains of $57.2 million.
2.) Equity securities gain on disposal includes $9.3 million of gains from equity securities received as settlement compensation from an investee whose securities had previously been impaired.

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

      Investment management revenues, commissions and other fees (advisory fees) increased 9.8%, or $23.7 million, from the prior year. The increase in advisory fees was driven by growth in the mutual fund business of 12.7%, or $17.1 million over the prior year due to higher assets under management. Advisory fees in our institutional asset management business increased 11.2% on stable assets under management. The institutional asset management business generated a 11.0% increase in deposits during the six months ended June 30, 2004 compared to the prior year.

      Other revenue decreased 1.2%, or $1.5 million, from the prior year. Other revenue consists principally of the revenues generated by Signature Fruit, a subsidiary of the Company since April 2, 2001, which acquired certain assets and assumed liabilities out of Tri Valley Growers, Inc., a cooperative association on that date. Signature Fruit generated $114.4 million in revenue for the six months ended June 30, 2004. In addition, other revenue includes Federal

                      JOHN HANCOCK LIFE INSURANCE COMPANY

long-term care business fee revenue of $3.7 million for the six months ended June 30, 2004. The sale of the group life business effective May 1, 2003 decreased other revenue by $1.0 million from the prior year.

      Benefits to policyholders decreased 1.9%, or $35.5 million, from the prior year. Benefits to policyholders was driven by a decrease of $38.9 million in the fixed annuity business on lower sales of single premium annuity contracts. Benefits to policyholders decreased $36.0 million in the G&SFP segment on lower interest credited on account balances. Lower benefits to policyholders in the traditional life insurance business was offset by growth in the variable life insurance and universal life insurance businesses. Partially offsetting these decreases was the long-term care insurance business which increased $31.4 million, driven by growth in the business.

      Other operating costs and expenses increased 6.2%, or $41.3 million. Of this increase, $24.2 million resulted from growth in the long-term care business and $16.3 million related to the Wealth Management Segment. Partially offsetting these increases was a decrease at Signature Fruit of $8.8 million to $115.3 million from the prior year and a decrease of $5.5 million for the sale of the group life business.

      Amortization of deferred policy acquisition costs and value of business acquired increased 17.9%, or $24.2 million, from the prior year. The increase in amortization of deferred policy acquisition costs and value of business acquired is driven by amortization of value of business acquired, driven by the acquisition of the Company by Manulife. Purchase accounting adjusted the historical deferred policy acquisition asset to zero and created a new value of business acquired asset at an established return on equity for the transaction. The impact on amortization was to decrease deferred policy acquisition costs due to the reduced asset and increase amortization of value of business acquired. Partially offsetting the increased amortization of value of business acquired is lower amortization of deferred policy acquisition costs due to prior year amortization in the traditional life insurance business. Amortization of policy acquisition costs and value of business acquired increased $12.8 million in the Wealth Management Segment, $2.6 million in the Protection Segment and $9.1 million in the G&SFP Segment driven by amortization of value of business acquired established in the Manulife acquisition.

      Dividends to policyholders decreased 13.0%, or $35.1 million from the prior year. The decrease in dividends to policyholders was driven by traditional life insurance products which decreased 10.5%, or $26.1 million, due to a reduction in the dividend scale and a $5.4 million decrease in dividends due to the sale of the group life business. Group life was sold effective May 1, 2003 and thus generated policyholder dividends through that date in 2003 and none after the sale of the business.

      Income taxes were $259.4 million in the first six months of 2004, compared to $224.4 million for the first six months of 2003. Our effective tax rate was 34.1% in the first six months of 2004, compared to 29.8% in the first six months of 2003. The increase in the effective tax rate during the period is due to changes in the recognition of tax expense as a result of the purchase accounting for leveraged leases as required by FASB Interpretation No. 21, "Accounting for Leases in a Business Combination" and FASB Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

      Cumulative effect of accounting change, net of tax, was $3.3 million. During the quarter, the Company adopted SOP 03-1 which requires specialized accounting for insurance companies related to separate accounts, transfers of assets, liability valuations, returns based on a contractually referenced pool of assets or index, accounting for contracts that contain death or other insurance benefit features, accounting for reinsurance and other similar contracts, accounting for annuitization benefits and sales inducements to contractholders.

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

      John Hancock is able to hold to this investment strategy over the long term, both because of its strong capital position, the fixed nature of its liabilities and the matching of those liabilities with assets and because of the experience gained through many decades of a consistent investment philosophy. We generally intend to hold all of our fixed maturity investments to maturity to meet liability payments, and to hold securities with any unrealized gains and losses over the long term. However, we do sell bonds under certain circumstances, such as when new information causes us to change our assessment of whether a bond will recover or perform according to its contractual terms, in response to external events (such as a merger or a downgrade) that result in investment guideline violations (such as single issuer or overall portfolio credit quality limits), in response to extreme catastrophic events (such as September 11, 2001) that result in industry or market wide disruption, or to take advantage of tender offers.

                      JOHN HANCOCK LIFE INSURANCE COMPANY

Overall Composition of the General Account

      Invested assets, excluding separate accounts totaled $66.2 billion and $66.9 billion as of June 30, 2004 and December 31, 2003, respectively. On April 28, 2004, as a result of Manulife's acquisition of John Hancock, assets were marked to market, which became the new cost basis of those assets, in accordance with purchase accounting guidelines. The January 1, 2004 adoption of the new accounting pronouncement SOP 03-01, Accounting and Reporting by Insurance Enterprises for Certain Non Traditional Long Duration Contracts and for Separate Accounts, increased fixed maturity securities by $0.7 billion as of June 30, 2004. The following table shows the composition of investments in the general account portfolio.

                                                    As of June 30,              As of December 31,
                                                         2004                          2003
                                            -----------------------------------------------------------
                                                Carrying         % of          Carrying         % of
                                                  Value          Total          Value           Total
                                            -----------------------------------------------------------
                                                                    (in millions)
Fixed maturity securities (1) ......         $  47,456.7         71.7%      $  47,970.8          71.7%
Mortgage loans (2) .................            11,765.1         17.8          10,871.1          16.3
Real estate ........................               136.7          0.2             123.8           0.2
Policy loans (3) ...................             2,020.6          3.0           2,019.2           3.0
Equity securities ..................               235.8          0.4             333.7           0.5
Other invested assets ..............             3,275.8          4.9           2,912.2           4.4
Short-term investments .............                50.2          0.1              31.5            --
Cash and cash equivalents (4) ......             1,244.5          1.9           2,626.9           3.9
                                            -----------------------------------------------------------
Total invested assets ..............         $  66,185.4        100.0%      $  66,889.2         100.0%
                                            -----------------------------------------------------------

(1) In addition to bonds, the fixed maturity security portfolio contains redeemable preferred stock with a carrying value of $818.9 million and $600.3 million as of June 30, 2004 and December 31, 2003, respectively. The total fair value of the fixed maturity security portfolio was $47,456.7 million and $47,994.9 million, at June 30, 2004 and December 31, 2003, respectively.
(2) The fair value for the mortgage loan portfolio was $11,559.8 million and $11,791.4 million as of June 30, 2004 and December 31, 2003, respectively.
(3) Policy loans are secured by the cash value of the underlying life insurance policies and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.
(4) Cash and cash equivalents are included in total invested assets in the table above for the purposes of calculating yields on the income producing assets for the Company.

      Consistent with the nature of the Company's product liabilities, assets are heavily oriented toward fixed maturity securities. The Company determines the allocation of assets primarily on the basis of cash flow and return requirements of its products and by the level of investment risk.

      Fixed Maturity Securities. The fixed maturity securities portfolio is predominantly comprised of low risk, investment grade, publicly and privately traded corporate bonds and senior tranches of asset-backed securities (ABS) and mortgage-backed securities (MBS). The fixed maturity securities portfolio also includes redeemable preferred stock. As of June 30, 2004, fixed maturity securities represented 71.7% of general account invested assets with a carrying value of $47.5 billion, comprised of 53.6% public securities and 46.4% private securities. Each year, the Company directs the majority of net cash inflows into investment grade fixed maturity securities. Typically, between 5% and 15% of funds allocated to fixed maturity securities are invested in below investment grade bonds while maintaining a policy to limit the overall level of these bonds to no more than 9% of invested assets and the majority of that balance in the BB category. As of June 30, 2004, the below investment grade bonds were 8.4% of invested assets, and 11.9% of total fixed maturities. Rated fixed maturity securities exclude redeemable preferred stock. The Company has established a long-term target of limiting investments in below investment grade bonds to 9% and 8% of invested assets by year end 2004 and 2005, respectively, for its U.S. life insurance companies on a statutory accounting basis. Allocations are based on an assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. While the Company has profited from the below-investment-grade asset class in the past, care is taken to manage its growth strategically by limiting its size relative to the Company's total assets.

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

                      JOHN HANCOCK LIFE INSURANCE COMPANY

(i.e., BBB /Baa3 or higher), while Categories 3-6 are the equivalent of below-investment grade securities. SVO ratings are reviewed and may be revised at least once a year.

      The following table shows the composition by credit quality of the fixed maturity securities portfolio.

                 Fixed Maturity Securities -- By Credit Quality

                                             ------------------------------------------------------------
                                                     As of June 30,              As of December 31,
                                                          2004                          2003
                                             ------------------------------------------------------------
SVO                 S&P Equivalent               Carrying         % of        Carrying         % of
Rating (1)         Designation (2)           Value (3)(4)(5)     Total     Value (3)(4)(5)     Total
---------------------------------------------------------------------------------------------------------
                                                                    (in millions)
    1        AAA/AA/A.......................    $19,873.9         42.6%       $19,612.6        41.4%
    2        BBB............................     21,195.2         45.5         21,645.6        45.7
    3        BB.............................      2,758.3          5.9          2,953.2         6.2
    4        B..............................      1,552.4          3.3          1,919.4         4.1
    5        CCC and lower..................      1,080.7          2.3            841.3         1.8
    6        In or near default.............        177.3          0.4            398.4         0.8
                                             -----------------------------------------------------------
                    Subtotal................     46,637.8        100.0%        47,370.5       100.0%

             Redeemable preferred
                Stock.....................          818.9                         600.3
                                             -----------------------------------------------------------
             Total fixed maturities.......      $47,456.7                     $47,970.8
                                             ===========================================================

(1) For securities that are awaiting an SVO rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Includes 95 securities that are awaiting an SVO rating, with a carrying value of $1,690.3 million as of June 30, 2004 and 175 securities that are awaiting an SVO rating, with a carrying value of $4,032.7 million at December 31, 2003. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date.
(4) Includes the effect of $150.0 million notional invested in the Company's credit-linked note program, $130.0 million notional of written credit default swaps on fixed maturity securities in the AAA/AA/A category and $20.0 million notional of written credit default swaps on fixed maturity securities in the BBB category. As of December 31, 2003 the Company had $130.0 million notional invested in the Company's credit linked note program, $110.0 million notional written credit default swaps on fixed maturity securities in the AAA/AA/A category and $20.0 million notional written credit default swaps on fixed maturity securities in the BBB category.
(5) The Company entered into a credit enhancement agreement in the form of a guaranty from an AAA rated financial guarantor in 1996. To reflect the impact of this guaranty on the overall portfolio, the Company has presented securities covered in aggregate by the guaranty at rating levels provided by the SVO and Moody's that reflect the guaranty. As a result, $22.6 million of SVO Rating 2, $329.4 million of SVO Rating 3, $112.0 million of SVO Rating 4, and $9.2 million of SVO Rating 5 underlying securities are included as $276.0 million of SVO Rating 1, $147.9 million of SVO Rating 2 and $49.3 million of SVO Rating 3 as of June 30, 2004 and $421.0 million of SVO Rating 3, $185.2 million of SVO Rating 4, and $7.6 million of SVO Rating 5 underlying securities are included as $397.6 million of SVO Rating 1, $162.1 million of SVO Rating 2 and $54.1 million of SVO Rating 3 as of December 31, 2003. The guaranty also contains a provision that the guarantor can recover from the Company certain amounts paid over the history of the program in the event a payment is required under the guaranty. As of June 30, 2004 and December 31, 2003, the maximum amount that can be recovered under this provision was $123.2 million and $112.8 million, respectively.

      The table above sets forth the SVO ratings for the bond portfolio along with an equivalent S&P rating agency designation. The majority of the rated fixed maturity investments are investment grade, with 88.1% and 87.1% of fixed maturity investments invested in Category 1 and 2 securities as of June 30, 2004 and December 31, 2003, respectively. Below investment grade bonds were 11.9% and 12.9% of the rated fixed maturity investments as of June 30, 2004 and December 31, 2003, respectively, and 8.4% and 9.1% of total invested assets at June 30, 2004 and December 31, 2003, respectively. This allocation reflects the Company strategy of avoiding the unpredictability of interest rate risk in favor of relying on the Company's bond analysts' ability to better predict credit or default risk. The bond analysts operate in an industry-based, team-oriented structure that permits the evaluation of a wide range of below investment grade offerings in a variety of industries resulting in a well-diversified high yield portfolio.

                      JOHN HANCOCK LIFE INSURANCE COMPANY

      Valuation techniques for the bond portfolio vary by security type and the availability of market data. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. External pricing services are used where available, broker dealer quotes are used for thinly traded securities, and a spread pricing matrix is used when price quotes are not available, which typically is the case for our private placement securities. The spread pricing matrix is based on credit quality, country of issue, market sector and average investment life and is created for these dimensions through brokers' estimates of public spreads derived from their respective publications. When utilizing the spread pricing matrix, securities are valued through a discounted cash flow method where each bond is assigned a spread that is added to the current U.S. Treasury rates to discount the cash flows of the security. The spread assigned to each security is changed from month to month based on changes in the market. Certain market events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation, and government actions among others. The resulting prices are then reviewed by the pricing analysts and members of the Security Operations Department. The Company's pricing analysts take appropriate actions to reduce valuations of securities where such an event occurs that negatively impacts the securities' value. Although the Company believes its estimates reasonably reflect the fair value of those securities, the key assumptions about risk premiums, performance of underlying collateral (if any) and other factors involve significant assumptions and may not reflect those of an active market. To the extent that bonds have longer maturity dates, management's estimate of fair value may involve greater subjectivity since they involve judgment about events well into the future. Then, every quarter, there is a comprehensive review of all impaired securities and problem loans by Manulife's Credit Committee a group consisting of the Manulife's Chief Investment Officer, Chief Financial Officer, Chief Risk Officer and Chief Credit Officer. The valuation of impaired bonds for which there is no quoted price is typically based on the present value of the future cash flows expected to be received. If the company is likely to continue operations, the estimate of future cash flows is typically based on the expected operating cash flows of the company that are available to make payments on the bonds. If the company is likely to liquidate, the estimate of future cash flows is based on an estimate of the liquidation value of its net assets.

      As of June 30, 2004 and December 31, 2003, 49.5% and 48.3% of our below investment grade bonds are in Category 3, the highest quality below investment grade. Category 6 bonds, those in or near default, represent securities that were originally acquired as long-term investments, but subsequently became distressed. The carrying value of bonds in or near default was $177.3 million and $398.4 million as of June 30, 2004 and December 31, 2003, respectively. As of June 30, 2004 and December 31, 2003, $0.2 million and $4.1 million, respectively, of interest on bonds near default were included in accrued investment income. Unless the Company reasonably expects to collect investment income on bonds in or near default, the accrual will be ceased and any accrued income reversed. Management judgment is used and the actual results could be materially different.

      In keeping with the investment philosophy of tightly managing interest rate risk, the Company's MBS & ABS holdings are heavily concentrated in commercial MBS where the underlying loans are largely call protected, which means they are not pre-payable without penalty prior to maturity at the option of the issuer. By investing in MBS and ABS securities with relatively predictable repayments, the Company adds high quality, liquid assets to our portfolios without incurring the risk of cash flow variability. The Company believes the portion of its MBS/ABS portfolio subject to prepayment risk as of June 30, 2004 and December 31, 2003 was limited to approximately 20.8% and 22.3%, respectively ,of our total MBS/ABS portfolio and 4.1% and 3.4%, respectively, of our total fixed maturity securities holdings, at each period end.

      The following exhibits show a distribution of gross unrealized loss in the portfolio. As a result of Manulife's acquisition of the Company, the Company's portfolio was marked to market through purchase accounting on April 28, 2004. Market interest rates rose between April 28, 2004 and June 30, 2004. The increase in market interest rates since marking the portfolio to market has left a large percent of the portfolio in a gross unrealized loss position. The gross unrealized loss position of the portfolio is fairly evenly distributed across the portfolio. The following table shows the composition by our internal industry classification of the fixed maturity securities portfolio and the unrealized gains and losses contained therein.

                      JOHN HANCOCK LIFE INSURANCE COMPANY

         Fixed Maturity Securities -- By Industry Classification/Sector

                                                              Investment Grade as of June 30, 2004
                                           ---------------------------------------------------------------------------
                                                                     Carrying                  Carrying
                                                                     Value of                  Value of
                                                                    Securities                Securities
                                                                       with                     with
                                             Total         Net        Gross        Gross        Gross         Gross
                                            Carrying    Unrealized  Unrealized  Unrealized    Unrealized    Unrealized
                                             Value     Gain (Loss)    Gains        Gains        Losses        Losses
                                           ---------------------------------------------------------------------------
                                                                       (in millions)
Corporate securities:
     Banking and finance ...............   $ 5,930.9   $   (51.0)   $ 1,014.7     $ 5.4       $ 4,916.2    $   (56.4)
     Communications ....................     2,774.0       (20.6)       449.2       1.7         2,324.8        (22.3)
     Government ........................     2,449.4       (16.6)       506.8       1.1         1,942.6        (17.7)
     Manufacturing .....................     5,997.4       (40.2)     1,412.3       5.9         4,585.1        (46.1)
     Oil & gas .........................     3,582.2       (21.6)       633.0       6.5         2,949.2        (28.1)
     Services/trade ....................     2,493.4       (16.2)       540.5       2.5         1,952.9        (18.7)
     Transportation ....................     2,121.5        (1.2)       480.2      11.9         1,641.3        (13.1)
     Utilities .........................     6,677.5       (38.9)       961.5       6.5         5,716.0        (45.4)
                                           ---------------------------------------------------------------------------
   Total corporate securities ..........    32,026.3      (206.3)     5,998.2      41.5        26,028.1       (247.8)

Asset-backed and mortgage-backed
    securities .........................     8,896.9       (58.9)     1,965.4      17.9         6,931.5        (76.8)
U.S. Treasury securities and
    obligations of U.S. government
    agencies ...........................       318.6        (1.4)         9.7        --           308.9         (1.4)
Debt securities issued by foreign
    Governments ........................       165.1        (0.9)         3.3        --           161.8         (0.9)
Obligations of states and political
    Subdivisions .......................       326.6        (4.2)        11.0        --           315.6         (4.2)
                                           ---------------------------------------------------------------------------
     Total .............................   $41,733.5   $  (271.7)   $ 7,987.6     $59.4       $33,745.9    $  (331.1)
                                           ===========================================================================

                      JOHN HANCOCK LIFE INSURANCE COMPANY

         Fixed Maturity Securities -- By Industry Classification/Sector

                                                            Below Investment Grade as of June 30, 2004
                                           ---------------------------------------------------------------------------
                                                                     Carrying                  Carrying
                                                                     Value of                  Value of
                                                                    Securities                Securities
                                                                       with                     with
                                             Total         Net        Gross        Gross        Gross         Gross
                                            Carrying    Unrealized  Unrealized  Unrealized    Unrealized    Unrealized
                                             Value     Gain (Loss)    Gains        Gains        Losses        Losses
                                           ---------------------------------------------------------------------------
                                                                       (in millions)
Corporate securities:
     Banking and finance ................   $   12.0    $    0.2     $    5.5     $  0.2      $    6.5      $   (0.0)
     Communications .....................      227.7         2.7        137.3        3.5          90.4          (0.8)
     Government .........................        9.8        (0.2)         0.7         --           9.1          (0.2)
     Manufacturing ......................    1,229.9        (8.6)       350.0        7.9         879.9         (16.5)
     Oil & gas ..........................      768.7        16.9        336.8       23.4         431.9          (6.5)
     Services/trade .....................      319.9        (9.1)        33.9        0.0         286.0          (9.1)
     Transportation .....................      394.5       (16.0)       171.5        0.6         223.0         (16.6)
     Utilities ..........................    2,371.8       (21.8)       455.6        3.5       1,916.2         (25.3)
                                           ---------------------------------------------------------------------------
   Total corporate securities ...........    5,334.3       (35.9)     1,491.3       39.1       3,843.0         (75.0)

Asset-backed and mortgage-backed
    securities ..........................      377.7        13.0        195.4       18.0         182.3          (5.0)
Debt securities issued by foreign
    Governments .........................       11.2         0.3          7.5        0.4           3.7          (0.1)
                                          ---------------------------------------------------------------------------
     Total ..............................   $5,723.2    $  (22.6)    $1,694.2     $ 57.5      $4,029.0      $  (80.1)
                                           ===========================================================================

                      JOHN HANCOCK LIFE INSURANCE COMPANY

         Fixed Maturity Securities -- By Industry Classification/Sector

                                                         Investment Grade as of December 31, 2003
                                           ---------------------------------------------------------------------------
                                                                     Carrying                  Carrying
                                                                     Value of                  Value of
                                                                    Securities                Securities
                                                                       with                     with
                                             Total         Net        Gross        Gross        Gross         Gross
                                            Carrying    Unrealized  Unrealized  Unrealized    Unrealized    Unrealized
                                             Value     Gain (Loss)    Gains        Gains        Losses        Losses
                                           ---------------------------------------------------------------------------
                                                                       (in millions)
Corporate securities:
     Banking and finance ...............   $ 6,198.6   $   359.1    $ 5,408.5    $   370.3    $   790.1     $   (11.2)
     Communications ....................     2,795.5       230.8      2,390.1        239.8        405.4          (9.0)
     Government ........................     3,151.1       132.7      2,112.2        140.0      1,038.9          (7.3)
     Manufacturing .....................     6,199.1       381.3      5,194.4        411.9      1,004.7         (30.6)
     Oil & gas .........................     3,827.5       342.3      3,660.0        347.9        167.5          (5.6)
     Services/trade ....................     2,351.1       170.4      2,222.8        174.3        128.3          (3.9)
     Transportation ....................     2,252.9       104.8      1,713.1        138.9        539.8         (34.1)
     Utilities .........................     6,943.5       503.7      6,182.4        528.2        761.1         (24.5)
                                           ---------------------------------------------------------------------------
   Total corporate securities ..........    33,719.3     2,225.1     28,883.5      2,351.3      4,835.8        (126.2)

Asset-backed and mortgage-backed
    securities .........................     6,956.3       223.0      5,155.1        303.3      1,801.2         (80.3)
U.S. Treasury securities and
    obligations of U.S. government
    agencies ...........................       289.3         2.7        111.1          4.1        178.2          (1.4)
Debt securities issued by foreign
    governments ........................       244.9        20.2        147.0         21.4         97.9          (1.2)
Obligations of states and political
    Subdivisions .......................       429.0        16.0        337.1         17.2         91.9          (1.2)
                                           ---------------------------------------------------------------------------
     Total .............................   $41,638.8   $ 2,487.0    $34,633.8    $ 2,697.3    $ 7,005.0     $  (210.3)
                                           ===========================================================================

                                                          Below Investment Grade as of December 31, 2003
                                           ---------------------------------------------------------------------------
                                                                     Carrying                  Carrying
                                                                     Value of                  Value of
                                                                    Securities                Securities
                                                                       with                     with
                                             Total         Net        Gross        Gross        Gross         Gross
                                            Carrying    Unrealized  Unrealized  Unrealized    Unrealized    Unrealized
                                             Value     Gain (Loss)    Gains        Gains        Losses        Losses
                                           ---------------------------------------------------------------------------
                                                                       (in millions)
Corporate securities:
     Banking and finance ..............    $  113.4    $   (3.7)    $   84.3      $  2.6       $   29.1     $   (6.3)
     Communications ...................       203.3         8.2        104.9        17.4           98.4         (9.2)
     Government .......................        11.0        (0.4)         1.5         0.2            9.5         (0.6)
     Manufacturing ....................     1,414.6        61.8        992.5        93.0          422.1        (31.2)
     Oil & gas ........................       673.0       (31.7)       413.9        21.4          259.1        (53.1)
     Services/trade ...................       431.4        45.7        324.8        51.1          106.6         (5.4)
     Transportation ...................       507.3       (14.4)       182.0        29.9          325.3        (44.3)
     Utilities ........................     2,588.2       107.0      1,852.1       153.1          736.1        (46.1)
                                           ---------------------------------------------------------------------------
   Total corporate securities .........     5,942.2       172.5      3,956.0       368.7        1,986.2       (196.2)

Asset-backed and mortgage-backed
    securities ........................       380.4       (61.3)        47.0         2.2          333.4        (63.5)
Debt securities issued by foreign
    governments .......................         9.4         0.3          5.7         0.4            3.7         (0.1)
                                           ---------------------------------------------------------------------------
     Total ............................    $6,332.0    $  111.5     $4,008.7      $371.3       $2,323.3     $ (259.8)
                                           ===========================================================================

                      JOHN HANCOCK LIFE INSURANCE COMPANY

      As of June 30, 2004 and December 31, 2003, there were gross unrealized gains of $116.9 million and $3,068.6 million, and gross unrealized losses of $411.2 million and $470.1 million on the fixed maturities portfolio. As of June 30, 2004 gross unrealized losses of $411.2 million was fairly evenly distributed across the sectors as a percent of the exposure to the manufacturing sector. The tables above show gross unrealized losses before amounts that are allocated to the closed block policyholders or participating pension contractholders. Of the $411.2 million of gross unrealized losses in the portfolio at June 30, 2004, $62.1 million was in the closed block and $25.2 million has been allocated to participating pension contractholders, leaving $323.9 million of gross unrealized losses after such allocations. The 2003 gross unrealized losses of $470.1 million included $413.3 million, or 87.9%, of gross unrealized losses concentrated in the utilities, manufacturing, oil and gas, transportation, and asset-backed and mortgage-backed securities. The tables above show gross unrealized losses before amounts that were allocated to the closed block policyholders or participating pension contractholders. Of the $470.1 million of gross unrealized losses in the portfolio at December 31, 2003, $61.8 million was in the closed block and $20.2 million was allocated to participating pension contractholders, leaving $388.1 million of gross unrealized losses after such allocations.

      Unrealized losses can be created by rising interest rates or by rising credit concerns and hence widening credit spreads. Credit concerns are apt to play a larger role in the unrealized loss on below investment grade bonds and hence the gross unrealized loss on the portfolio has been split between investment grade and below investment grade bonds in the above tables. The gross unrealized loss on below investment grade fixed maturity securities declined from $259.8 million at December 31, 2003 to $80.1 million primarily due to the marking to market of the portfolio on April 28, 2004. The gross unrealized loss on June 30, 2004 was largely due to interest rate changes since April 28, 2004 and is fairly evenly distributed through the fixed maturity portfolio. We remain most concerned about the airline sector. We lend to this industry almost exclusively on a secured basis (all of our current holdings are secured). These secured airline financings are of two types: Equipment Trust Certificates (ETC's) and Enhanced Equipment Trust Certificates (EETC's). The ETC's initially have an 80% loan-to-value ratio and the EETC senior tranches initially have a 40-50% loan-to-value and include a provision for a third party to pay interest for eighteen months from a default. For us to lose money on an ETC, three things must happen: the airline must default, the airline must decide it does not want to fly our aircraft, and the aircraft must be worth less than our loan. When lending to this industry, we underwrite both the airline and the aircraft. We have been lending to this industry in this fashion for 25 years through several economic cycles and have seen values on our secured airline bonds fall and recover through these cycles. While the airline industry is making positive strides in reducing its cost structure, a significant recovery in this sector requires a growing economy and a pick up in business travel. In the most recent quarter ending June 30, 2004, U.S. carriers have reported mixed results as increased fuel prices have offset increases in traffic. We do expect the airline sector to improve barring any new terrorist events or a reversal of the course of the U.S. economy. We do still expect that the senior secured nature of our loans to this industry will protect our holdings through this difficult time.

      Again, the gross unrealized loss on June 30, 2004 is largely due to interest rate changes since April 28, 2004 and hence is fairly evenly distributed throughout the fixed maturity portfolio. The following table shows the composition by credit quality of the securities with gross unrealized losses in our fixed maturity securities portfolio. The gross unrealized loss on investment grade bonds (those rated in categories 1 and 2 by the SVO) increased by $124.5 million in the six months ending June 30, 2004 to $324.4 million. The gross unrealized loss on below investment grade bonds (those rated in categories 3, 4, 5, and 6 by the SVO) declined even more over this period, dropping by $181.0 million to a total of $78.2 million as of June 30, 2004.

                      JOHN HANCOCK LIFE INSURANCE COMPANY

          Unrealized Losses on Fixed Maturity Securities -- By Quality

                                                               As of June 30, 2004
                                          ---------------------------------------------------------------
                                           Carrying Value of
                                            Securities with
   SVO             S&P Equivalent          Gross Unrealized      % of    Gross Unrealized
Rating (1)        Designation (2)             Losses (3)        Total       Losses (3)      % of Total
---------------------------------------------------------------------------------------------------------
                                                                  (in millions)
    1          AAA/AA/A.................         $16,312.5        43.8%      $(162.8)          40.4%
    2          BBB......................          17,010.9        45.7        (161.6)          40.1
    3          BB.......................           2,167.3         5.8         (27.8)           6.9
    4          B........................           1,133.9         3.1         (24.0)           6.0
    5          CCC and lower............             521.8         1.4         (17.2)           4.3
    6          In or near default.......              60.7         0.2          (9.2)           2.3
                                          ---------------------------------------------------------------
                     Subtotal...........          37,207.1       100.0%       (402.6)         100.0%

               Redeemable preferred
                  stock.................             567.8                      (8.6)
                                          ---------------------------------------------------------------
               Total....................         $37,774.9                   $(411.2)
                                          ===============================================================

(1) With respect to securities that are awaiting rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Includes 71 securities with gross unrealized losses that are awaiting an SVO rating with a carrying value of $1,464.9 million and unrealized losses of $16.0 million. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date. Unrated securities comprised 3.9% and 3.9% of the total carrying value and total gross unrealized losses of securities in a loss position, including redeemable preferred stock, respectively.

          Unrealized Losses on Fixed Maturity Securities -- By Quality

                                                                     As of December 31, 2003
                                                  --------------------------------------------------------------
                                                   Carrying Value of
                                                    Securities with
   SVO                 S&P Equivalent              Gross Unrealized      % of    Gross Unrealized
Rating (1)            Designation (2)                 Losses (3)        Total       Losses (3)     % of Total
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

                      JOHN HANCOCK LIFE INSURANCE COMPANY

          Unrealized Losses on Fixed Maturity Securities -- By Quality

                Unrealized Losses on Fixed Maturity Securities --
                      By Investment Grade Category and Age

                                                                        As of June 30, 2004
                                         ---------------------------------------------------------------------------------------
                                                     Investment Grade                       Below Investment Grade
                                         -------------------------------------------  ------------------------------------------
                                         Carrying Value of                            Carrying Value of
                                            Securities                                   Securities
                                              with                                         with
                                         Gross Unrealized   Hedging       Market      Gross Unrealized   Hedging       Market
                                             Losses       Adjustments  Depreciation       Losses       Adjustments  Depreciation
                                         -------------------------------------------  ------------------------------------------
                                                                               (in millions)
Three months or less ...................   $33,323.3   $   (64.0)   $  (260.4)         $ 3,883.8       $   (11.0)     $ (67.2)
  Greater than three months to
    six months .........................          --          --           --                 --              --           --
  Greater than six months to
    nine months ........................          --          --           --                 --              --           --
  Greater than nine months to
    twelve months ......................          --          --           --                 --              --           --
  Greater than twelve months ...........          --          --           --                 --              --           --
                                         -------------------------------------------  ------------------------------------------
     Subtotal ..........................    33,323.3       (64.0)      (260.4)           3,883.8           (11.0)       (67.2)
                                         -------------------------------------------  ------------------------------------------

Redeemable preferred stock .............       422.6        (0.5)        (6.2)             145.2              --         (1.9)
                                         -------------------------------------------  ------------------------------------------
     Total .............................   $33,745.9   $   (64.5)   $  (266.6)         $ 4,029.0       $   (11.0)     $ (69.1)
                                         ===========================================  ==========================================

                Unrealized Losses on Fixed Maturity Securities --
                      By Investment Grade Category and Age

                                                                        As of December 31, 2003
                                          ---------------------------------------------------------------------------------------
                                                      Investment Grade                       Below Investment Grade
                                          ------------------------------------------  -------------------------------------------
                                          Carrying Value of                            Carrying Value of
                                             Securities                                   Securities
                                               with                                         with
                                          Gross Unrealized   Hedging       Market      Gross Unrealized   Hedging       Market
                                              Losses       Adjustments  Depreciation       Losses       Adjustments  Depreciation
                                          ------------------------------------------  -------------------------------------------
                                                                                                 (in millions)
Three months or less ................       $1,793.1      $  (12.2)      $  (15.6)        $  247.8      $   (3.8)     $   (7.5)
 Greater than three months to
     six months .....................        1,385.2          (5.6)         (27.0)           122.9          (1.8)         (1.1)
 Greater than six months to
     nine months ....................          925.2          (1.0)         (32.6)           122.1          (2.5)        (10.8)
Greater than nine months to
     twelve months ..................          207.4         (14.0)          (7.7)           191.6          (1.2)         (2.8)
 Greater than twelve months .........        2,488.9         (43.7)         (40.5)         1,636.5         (60.1)       (167.6)
                                          ------------------------------------------  -------------------------------------------
     Total ..........................        6,799.8         (76.5)        (123.4)         2,320.9         (69.4)       (189.8)
                                          ------------------------------------------  -------------------------------------------

Redeemable preferred stock ..........          205.2            --          (10.4)             2.4            --          (0.6)
                                          ------------------------------------------  -------------------------------------------
     Total ..........................       $7,005.0      $  (76.5)      $ (133.8)        $2,323.3      $  (69.4)     $ (190.4)
                                          ==========================================  ===========================================

      The tables above shows the Company's investment grade and below investment grade securities that were in a loss position at June 30, 2004 and December 31, 2003 by the amount of time the security has been in a loss position. Gross unrealized losses from hedging adjustments represent the amount of the unrealized loss that results from the security being designated as a hedged item in a fair value hedge. When a security is so designated, its cost basis is adjusted in response to movements in interest rates. These adjustments, which are non-cash and reverse with the passage of time as the asset and derivative mature, impact the amount of unrealized loss on a security. The remaining portion of the gross unrealized loss represents the impact of interest rates on the non-hedged portion of the portfolio and unrealized losses due to creditworthiness on the total fixed maturity portfolio.

      As of June 30, 2004 and December 31, 2003, respectively, the fixed maturity securities had a total gross unrealized loss of $335.7 million and $324.2 million, excluding basis adjustments related to hedging relationships. As of June 30, 2004 the aging of securities reflects the mark to market on April 28, 2004, thus the entire gross unrealized loss is less than three months at June 30, 2004. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in credit spreads since the securities were acquired. Credit rating agencies statistics indicate that investment grade securities have been found to be less likely to develop credit concerns.

                      JOHN HANCOCK LIFE INSURANCE COMPANY

     The scheduled maturity dates for securities in an unrealized loss position at June 30, 2004 and December 31, 2003 is shown below.

          Unrealized Losses on Fixed Maturity Securities -- By Maturity

                                                    June 30, 2004                December 31, 2003
                                             -----------------------------  ----------------------------
                                              Carrying Value                Carrying Value
                                              of Securities     Gross        of Securities      Gross
                                                with Gross    Unrealized      with Gross     Unrealized
                                             Unrealized Loss     Loss       Unrealized Loss     Loss
                                             -----------------------------  ----------------------------
                                                                    (in millions)

Due in one year or less .................      $ 1,914.4    $   (12.6)         $   385.1    $   (11.5)
Due after one year through five years ...        8,634.6        (81.7)           1,487.0        (74.5)
Due after five years through ten years ..       12,307.3       (148.8)           1,916.7       (101.8)
Due after ten years .....................        7,804.8        (86.3)           3,404.8       (138.5)
                                             -----------------------------  ----------------------------
                                                30,661.1       (329.4)           7,193.6       (326.3)
Asset-backed and mortgage-backed
  securities ............................        7,113.8        (81.8)           2,134.7       (143.8)
                                             -----------------------------  ----------------------------

Total ...................................      $37,774.9    $  (411.2)         $ 9,328.3    $  (470.1)
                                             =============================  ============================

      As of June 30, 2004, there were no securities with unrealized losses of $10 million or more. As of December 31, 2003, there were 59 securities with an unrealized loss of $10 million or more with an amortized cost of $1,048.3 million and unrealized loss of $136.3 million. The area of most concern continues to be the airline sector as previously discussed.

      Mortgage Loans. As of June 30, 2004 and December 31, 2003, the Company held mortgage loans with a carrying value of $11.8 billion and $10.9 billion, including $3.1 billion and $3.0 billion, respectively, of agricultural loans at each period end and $8.7 billion and $7.9 billion, respectively, of commercial loans. Impaired loans comprised 0.4% and 1.1% of the mortgage portfolio as of June 30, 2004 and December 31, 2003, respectively.

      The following table shows the Company's agricultural mortgage loan portfolio by its three major sectors: agri-business, timber and production agriculture.

                                    As of June 30, 2004                      As of December 31, 2003
                         ------------------------------------------- ----------------------------------------
                           Amortized     Carrying     % of Total       Amortized    Carrying     % of Total
                              Cost         Value    Carrying Value        Cost        Value    Carrying Value
                         ------------------------------------------- ----------------------------------------
                                                            (in millions)
Agri-business...........    $1,844.7      1,831.3        58.8%         $1,861.0     $1,860.6        61.5%
Timber..................     1,270.8      1,266.0        40.7           1,172.4      1,144.2        37.9
Production agriculture..        17.0         16.9         0.5              18.9         18.9         0.6
                          ------------------------------------------ ----------------------------------------
    Total...............    $3,132.5     $3,114.2       100.0%         $3,052.3     $3,023.7       100.0%
                          ========================================== ========================================

      The following table shows the distribution of our mortgage loan portfolio by property type as of the dates indicated. Our commercial mortgage loan portfolio consists primarily of non-recourse fixed-rate mortgages on fully, or nearly fully, leased commercial properties.

                      JOHN HANCOCK LIFE INSURANCE COMPANY

                        Mortgage Loans - By Property Type

                                            As of June 30, 2004          As of December 31, 2003
                                      ---------------------------------------------------------------
                                          Carrying         % of          Carrying         % of
                                           Value           Total          Value           Total
                                      ---------------------------------------------------------------
                                                              (in millions)
Apartment..........................       $ 1,609.8         13.7%         $ 1,452.9         13.4%
Office Buildings...................         2,557.9         21.7            2,448.4         22.5
Retail.............................         2,452.3         20.8            2,083.6         19.2
Agricultural.......................         3,114.2         26.5            3,023.7         27.8
Industrial.........................           975.1          8.3              938.4          8.6
Hotels.............................           459.6          3.9              435.9          4.0
Multi-Family.......................             0.8          0.0                0.9           --
Mixed Use..........................           327.2          2.8              284.3          2.6
Other..............................           268.2          2.3              203.0          1.9
                                      ---------------------------------------------------------------
     Total.........................       $11,765.1        100.0%         $10,871.1        100.0%
                                      ===============================================================

      The following table shows the distribution of our mortgage loan portfolio by geographical region, as defined by the American Council of Life Insurers
(ACLI).

                        Mortgage Loans -- By ACLI Region

                           ---------------------------------------------------------------------------
                                       As of June 30, 2004                As of December 31, 2003
                           ---------------------------------------------------------------------------
                              Number      Carrying          % of          Carrying         % of
                             Of Loans       Value          Total           Value           Total
                           ---------------------------------------------------------------------------
                                                         (in millions)
East North Central.......       140      $ 1,233.9           10.5%       $ 1,117.8           10.3%
East South Central.......        39          448.1            3.8            411.9            3.8
Middle Atlantic..........       118        1,596.2           13.6          1,449.5           13.3
Mountain.................        97          724.6            6.2            507.6            4.7
New England..............        95          934.4            7.9            869.1            8.0
Pacific..................       274        2,547.1           21.6          2,371.2           21.8
South Atlantic...........       201        2,506.6           21.3          2,375.6           21.8
West North Central.......        68          453.7            3.9            434.5            4.0
West South Central.......       112        1,040.5            8.8          1,022.2            9.4
Canada...................        10          280.0            2.4            311.7            2.9
                           ---------------------------------------------------------------------------
     Total...............     1,154      $11,765.1          100.0%       $10,871.1          100.0%
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

                      JOHN HANCOCK LIFE INSURANCE COMPANY

                            Mortgage Loan Comparisons

                                               As of June 30,                   As of December 31,
                                                    2004                               2003
                                        -------------------------------  ----------------------------------
                                         Carrying       % of Total          Carrying         % of Total
                                           Value    Mortgage Loans (1)        Value      Mortgage Loans (1)
                                        -------------------------------  ----------------------------------
                                                                  (in millions)
Delinquent, not in foreclosure ..        $  2.2           --                $  0.2               --
Delinquent, in foreclosure ......          64.0          0.5%                 92.7              0.8%
Restructured ....................          68.7          0.6                  87.8              0.8
Loans foreclosed during period ..            --           --                  23.9              0.2
Other loans with valuation
    allowance (2) ...............          45.3          0.4                   5.5              0.1
                                        -------------------------------------------------------------------

   Total ........................        $180.2          1.5%               $210.1              1.9%
                                        -------------------------------------------------------------------

Valuation allowance .............        $  5.6                             $ 65.9
                                        ===================================================================

(1) As of June 30, 2004 and December 31, 2003 the Company held mortgage loans with a carrying value of $11.8 billion and $10.9 billion, respectively.

      The valuation allowance is maintained at a level that is adequate enough to absorb estimated probable credit losses. Management's periodic evaluation of the adequacy of the allowance for losses is based on past experience, known and inherent risks, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of the underlying security, the general composition of the portfolio, current economic conditions and other factors. This evaluation is inherently subjective and is susceptible to significant changes and no assurance can be given that the allowances taken will in fact be adequate to cover all losses or that additional valuation allowances or asset write-downs will not be required in the future. The valuation allowance for the mortgage loan portfolio was $5.6 million, or no appreciable percent of the carrying value of the portfolio as of June 30, 2004.

Investment Results

Net Investment Income. The following table summarizes the Company's investment results for the periods indicated:

                                                  Three Months Ended                               Six Months Ended
                                               As of                 As of                  As of                    As of
                                           June 30, 2004         June 30, 2003          June 30, 2004            June 30, 2003
                                       -------------------------------------------------------------------------------------------
                                        Yield      Amount      Yield    Amount        Yield    Amount          Yield    Amount
                                       -------------------------------------------------------------------------------------------
                                                (in millions)        (in millions)         (in millions)             (in millions)

General account assets-excluding
Policy loans
     Gross income                      5.42%   $   892.8        5.99%   $   950.7       5.85%   $ 1,885.9        6.17%   $ 1,905.1
     Ending assets-excluding policy
         Loans                                  64,164.8                 64,919.7                64,164.8                 64,919.7
Policy loans
     Gross income                      5.77%        29.1        5.94%        29.9       5.80%        58.5        6.04%        60.9
     Ending assets                               2,020.6                  2,014.5                 2,020.6                  2,014.5

         Total gross income            5.43%       921.9        5.99%       980.6       5.84%     1,944.4        6.17%     1,965.9
         Less: investment expenses                 (38.9)                   (38.3)                  (77.9)                   (90.5)
                                               ---------                ---------               ---------                ---------
           Net investment income       5.20%   $   883.0        5.75%   $   942.3       5.61%   $ 1,866.5        5.88%   $ 1,875.4
                                               =========                =========               =========                =========

(1) Cash and cash equivalents are included in invested assets in the table above for the purposes of calculating yields on income producing assets for the Company.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

      Net investment income decreased $59.3 million from comparable prior year period. The decrease was primarily the result of amortization of the mark to market adjustment on assets as a result of the purchase accounting treatment of the Manulife acquisition of John Hancock. Overall, the yield for the three months ended June 30, 2004, net of investment expenses, on the general account

                      JOHN HANCOCK LIFE INSURANCE COMPANY

portfolio decreased to 5.20% from 5.75% for the three months ended June 30, 2003. In summary, the change in yields was driven by the following factors:

      o On April 28, 2004, as a result of Manulife's acquisition of John Hancock, assets were marked to market in accordance with purchase accounting rules. The impact of the asset adjustment and related amortization was a reduction in yield of approximately 44 basis points for the second quarter of 2004 compared to the second quarter of 2003.

      o As of June 30, 2004, the Company's asset portfolio had approximately $13 billion of floating-rate exposure (primarily LIBOR). This compares to the same $13 billion level of exposure as of June 30, 2003. This exposure was created mostly through interest rate swaps designed to match our floating-rate liability portfolio. As of June 30, 2004, approximately 88% of this exposure, excluding cash and short-term investments, was directly offset by exposure to floating-rate liabilities. Most of the remaining 12% of exposure is in floating rate assets acquired for their relative value and is accounted for in the portfolio's interest rate risk management plan. The impact was approximately 46 basis points this quarter compared to 53 basis points a year ago.

      o Certain of our tax-preferenced investments (affordable housing limited partnerships and lease residual management) dilute the Company's net portfolio yield on a pre-tax basis. For the three month period ended June 30, 2004, this dilutive effect was 10 basis points, compared to 10 basis points in the comparable prior year period. However, adjusting for taxes, these investments increased the Company's net income by $0.8 million in the second quarter of 2004 compared to the second quarter of 2003.

      o The inflow of new cash for the three month period ending June 30, 2004 was invested at rates that were below the portfolio rate. In addition, maturing assets rolling over into new investments at rates below the portfolio rate.

      Partially offsetting the effects of these events to yields on investments was an increase in invested assets. In the three month period ended June 30, 2004, weighted-average invested assets grew $2,382.6 million, or 3.6%, from the prior year. The mark to market of assets, as a result of the Manulife acquisition of John Hancock, increased the weighted average invested assets by $1,084.0 million.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

      Net investment income decreased $8.9 million from comparable prior year period. Overall, the yield for the six months ended June 30, 2004, net of investment expenses, on the general account portfolio decreased to 5.61% from 5.88% for the six months ended June 30, 2003. In summary, the change in yields was driven by the following factors:

      o On April 28, 2004, as a result of Manulife's acquisition of John Hancock, assets were marked to market in accordance with purchase accounting rules. The impact of the asset adjustment and related amortization was a reduction in yield of approximately 27 basis points for the six months ended June 30, 2004 compared to the same period last year.

      o As of June 30, 2004, the Company's asset portfolio had approximately $13 billion of floating-rate exposure (primarily LIBOR). This compares to the same $13 billion level of exposure as of June 30, 2003. This exposure was created mostly through interest rate swaps designed to match our floating-rate liability portfolio. As of June 30, 2004, approximately 88% of this exposure, excluding cash and short-term investments, was directly offset by exposure to floating-rate liabilities. Most of the remaining 12% of exposure is in floating rate assets acquired for their relative value and is accounted for in the portfolio's interest rate risk management plan. The impact was approximately 48 basis points this quarter compared to 54 basis points a year ago.

      o Certain of our tax-preferenced investments (affordable housing limited partnerships and lease residual management) dilute the Company's net portfolio yield on a pre-tax basis. For the three month period ended March 31, 2004, this dilutive effect was 9 basis points, compared to 10 basis points in the comparable prior year period. However, adjusting for taxes, these investments increased the Company's net income by $2.2 million for the six months ended June 20, 2004 compared to the same period last year.

                      JOHN HANCOCK LIFE INSURANCE COMPANY

      o The inflow of new cash for the six month period ending June 30, 2004 was invested at rates that were below the portfolio rate. In addition, maturing assets rolling over into new investments at rates below the portfolio rate.

      Partially offsetting the effects of these decreases to yields on investments was an increase in invested assets and a reduction in investment expenses. In the six month period ended June 30, 2004, weighted-average invested assets grew $2,788.7 million, or 4.4%, from the prior year. The mark to market of assets, as a result of the Manulife acquisition of John Hancock, increased the weighted average invested assets by $1,084.0 million. In addition, investment expenses were reduced $12.6 million in the six month period ended June 30, 2004 compared to the prior year. Included are reductions in corporate complex expenses and in depreciation expenses associated with the sale of the Company's home office real estate in the first quarter of 2003.

Net Realized Investment and Other Gain/(Loss)

      The following table shows the Company's net realized investment and other gains (losses) by asset class for the periods presented:

                                                       Gross Gain    Gross Loss      Hedging   Net Realized Investment
For the Three Months Ended June 30, 2004   Impairment  on Disposal  on Disposal    Adjustments  and Other Gain/(Loss)
                                          ----------------------------------------------------------------------------
                                                                         (in millions)
Fixed maturity securities (1) .........     $(29.8)      $ 75.3      $(25.1)         $(25.0)               $ (4.6)
Equity securities .....................       (1.5)        19.6          --              --                  18.1
Mortgage loans on real estate .........      (23.2)        16.4       (13.9)           (5.3)                (26.0)
Real estate ...........................         --         74.3        (2.2)             --                  72.1
Other invested assets .................      (29.7)         6.2        (2.5)             --                 (26.0)
Derivatives ...........................         --           --          --           226.8                 226.8
                                          ----------------------------------------------------------------------------
               Subtotal ...............     $(84.2)      $191.8      $(43.7)         $196.5                 260.4
                                          ----------------------------------------------------------------------------

          Amortization adjustment for deferred policy acquisition costs and value of business
             acquired........................................................................                (1.6)
          Amounts credited to participating pension contractholders..........................                (3.1)
          Amounts credited to the policyholder dividend obligation...........................                (8.1)
                                                                                                ----------------------
               Total.........................................................................              $247.6
                                                                                                ======================

      (1) Fixed maturities gain on disposals includes $37.2 million of gains from previously impaired securities and prepayment gains of $23.7 million.

                                                       Gross Gain    Gross Loss      Hedging   Net Realized Investment
For the Six Months Ended June 30, 2004     Impairment  on Disposal  on Disposal    Adjustments  and Other Gain/(Loss)
                                          ----------------------------------------------------------------------------
                                                                         (in millions)
Fixed maturity securities (1) .........     $(98.1)       $150.1     $(30.5)          $(77.0)              $(55.5)
Equity securities (2) .................       (6.2)         88.8       (0.7)              --                 81.9
Mortgage loans on real estate .........      (23.6)         27.9      (14.6)           (19.4)               (29.7)
Real estate ...........................         --          78.0       (2.3)              --                 75.7
Other invested assets .................      (37.2)          8.5       (8.5)              --                (37.2)
Derivatives ...........................         --            --         --            126.7                126.7
                                          ----------------------------------------------------------------------------
               Subtotal ...............     $(165.1)      $353.3     $(56.6)          $ 30.3               $161.9
                                          ----------------------------------------------------------------------------

          Amortization adjustment for deferred policy acquisition costs and value of business
              acquired.......................................................................                16.4
          Amounts credited to participating pension contractholders..........................                (5.1)
          Amounts credited to the policyholder dividend obligation...........................               (23.3)
                                                                                                ----------------------
               Total.........................................................................              $149.9
                                                                                                ======================

      (1) Fixed maturities gain on disposals includes $42.5 million of gains from previously impaired securities and prepayment gains of $57.2 million.
      (2) Equity securities gain on disposal includes $9.3 million of gains from equity securities received as settlement compensation from an investee whose securities had previously been impaired.

                      JOHN HANCOCK LIFE INSURANCE COMPANY

      The hedging adjustments in the fixed maturities and mortgage loans asset classes are non-cash adjustments representing the amortization or reversal of prior fair value adjustments on assets in those classes that were or are designated as hedged items in fair value hedges. When an asset or liability is so designated, its cost basis is adjusted in response to movement in interest rates. These adjustments are non-cash and reverse with the passage of time as the asset or liability and derivative mature. The hedging adjustments on the derivatives represent non-cash adjustments on derivative instruments and on assets and liabilities designated as hedged items reflecting the change in fair value of those items.

      For the three and six month periods ended June 30, 2004 net realized investment and other gains/(losses) was a gain of $247.6 million and $149.9 million, respectively. For the same time period, gross losses on impairments and on disposal of investments - including bonds, equities, real estate, mortgages and other invested assets was $127.9 million and $221.7 million, respectively, excluding hedging adjustments. This compares to net realized investment and other gains of $78.3 million and $183.7 million and gross losses on impairments and disposals of investments of $122.7 million and $409.2 million, for the three and six month periods ended June 30, 2003, respectively.

      For the three and six month periods ended June 30, 2004, respectively, we realized $75.3 million and $150.1 million of gains on disposal of fixed maturities excluding hedging adjustments. These gains resulted from managing our portfolios for tax optimization and ongoing portfolio positioning, as well as $23.7 million and $57.2 million of prepayments and approximately $37.2 million and $42.5 million from recoveries on sales of previously impaired securities, for the three and six month periods ended June 30, 2004, respectively.

      For the three and six month period ended June 30, 2004, we realized $25.1 million and $30.5 million of losses upon disposal of fixed maturities excluding hedging adjustments. We generally intend to hold securities in unrealized loss positions until they mature or recover. However, we do sell fixed maturities under certain circumstances such as when new information causes us to change our assessment of whether a bond will recover or perform according to its contractual terms, in response to external events (such as a merger or a downgrade) that result in investment guideline violations (such as single issuer or overall portfolio credit quality limits), in response to extreme catastrophic events (such as September 11, 2001) that result in industry or market wide disruption, or to take advantage of tender offers. Sales generate both gains and losses.

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

      At the end of each quarter, our Investment Review Committee reviews all securities where market value is less than ninety percent of amortized cost for three months or more to determine whether impairments need to be taken. This committee includes the head of workouts, the head of each industry team, the head of portfolio management, and the Chief Credit Officer of Manulife. The analysis focuses on each company's or project's ability to service its debts in a timely fashion and the length of time the security has been trading below cost. The results of this analysis are reviewed by the Credit Committee at Manulife. This committee includes Manulife's Chief Finacial Officer, Chief Investment Officer, Chief Risk Officer, and Chief Credit Officer. This quarterly process includes a fresh assessment of the credit quality of each investment in the entire fixed maturities portfolio.

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

                      JOHN HANCOCK LIFE INSURANCE COMPANY

and other than temporary impairments, and (4) the risk that new information obtained by us or changes in other facts and circumstances lead us to change our intent to hold the security to maturity or until it recovers in value. Any of these situations could result in a charge to earnings in a future period.

      As disclosed in our discussion of the Results of Operations in this MD&A, the Company recorded losses due to other than temporary impairments of fixed maturity securities for three and six month period ended June 30, 2004 of $42.7 million and $112.5 million, respectively, (including impairment losses of $29.8 million and $98.1 million, and $12.9 million and $14.4 million of previously recognized gains where the bond was part of a hedging relationship, for three and six month period ended June 30, 2004, respectively).

Impairments and Losses on Disposals - Three Months Ended June 30, 2004

      Of the $25.1 million of realized losses on sales of fixed maturity securities for the three months ended June 30, 2004, there were no significant credit losses. Most of the sales were related to general portfolio management, largely due to redeploying high quality, liquid public bonds into more permanent investments and the losses resulted from increasing interest rates during the quarter.

      The Company recorded losses due to other than temporary impairments of lease investments and CDO equity of $29.7 million for the three month period ended June 30, 2004. The impairments on lease investments, primarily in the U.S. airline industry, of $28.9 million, drove the total impairments on other invested assets. Although our $0.8 million in impairments on CDO equity were a small portion of impairments of other invested assets for the period, our equity in CDOs take the first loss risk in a pool of high yield debt thus under perform in a high yield default environment. We have a total remaining carrying value of $48.6 million and $60.0 million of CDO equity as of June 30, 2004 and December 31, 2003, which is currently supported by expected cash flows.

      The Company also recognized losses on other than temporary impairments of common stock of $1.5 million for the three month period ended June 30, 2004 as the result of market values falling below cost for more than six months.

      The Company recorded a net loss of $26.0 million on mortgage loans for the three month period ended June 30, 2004 (of which $5.3 million was losses on hedging adjustments). Included is a $26.0 million increase to reserves for a refrigeration warehouse company and a milling company for the three months ended June 30, 2004.

      There were also gains of $19.6 million on the sale of equity securities as part of our overall investment strategy of using equity gains to minimize credit losses in the long term, gains of $6.2 million from the sale of other invested assets, and gains of $74.3 million resulting from the sale of real estate for the three month period ended June 30, 2004. Net derivative activity resulted in a gain of $226.8 million for the three months ended June 30, 2004 resulting from a slightly larger impact from interest rate changes on the Company's fair value of hedged and hedging thos items and the change in fair value of its derivatives with a hedging relationship. items in comparison to the changes in fair value of its derivatives.

Impairments and Losses on Disposals - Six Months Ended June 30, 2004

      Of the $30.5 million of realized losses on sales of fixed maturity securities for the six months ended June 30, 2004, there was a total of $0.6 million in credit losses. Most of the sales were related to general portfolio management, largely due to redeploying high quality, liquid public bonds into more permanent investments and the losses resulted from increasing interest rates during the quarter.

      The Company recorded losses due to other than temporary impairments of lease investments and CDO equity of $37.2 million for six month period ended June 30, 2004. The impairments on lease investments, primarily in the U.S. airline industry, of $33.4 million, drove the total impairments on other invested assets. Although our $3.8 million in impairments on CDO equity were a small portion of impairments of other invested assets for the period, our equity in CDOs take the first loss risk in a pool of high yield debt thus under perform in a high yield default environment. We have a total remaining carrying value of $48.6 million and $60.0 million of CDO equity as of June 30, 2004 and December 31, 2003, which is currently supported by expected cash flows.

      The Company also recognized losses on other than temporary impairments of common stock of $6.2 million for the six month period ended June 30, 2004 as the result of market values falling below cost for more than six months.

                      JOHN HANCOCK LIFE INSURANCE COMPANY

      The Company recorded a net loss of $29.7 million on mortgage loans for the six month period ended June 30, 2004 (of which $19.4 million was losses on hedging adjustments). Included is a $26 million increase to reserves for a refrigeration warehouse company and a milling company for the six months ended June 30, 2004.

      There were also gains of $88.8 million on the sale of equity securities as part of our overall investment strategy of using equity gains to minimize credit losses in the long term, gains of $8.5 million from the sale of other invested assets, and gains of $78.0 million resulting from the sale of real estate for the six month period ended June 30, 2004. Net derivative activity resulted in a gain of $126.7 million for the six months ended June 30, 2004 resulting from a slightly larger impact from interest rate changes on the Company's fair value of hedged and non-hedged items in comparison to the changes in fair value of its derivatives.

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

      The liquidity of our insurance operations is also related to the overall quality of our investments. As of June 30, 2004, $41,069.1 million, or 88.1% of the fixed maturity securities held by us and rated by Standard & Poor's Ratings

                      JOHN HANCOCK LIFE INSURANCE COMPANY

Services, (S&P) or the National Association of Insurance Commissioners were rated investment grade (BBB- or higher by S&P, Baa3 or higher for Moody's, or 1 or 2 by the National Association of Insurance Commissioners). The remaining $5,568.7 million, or 11.9%, of rated fixed maturity investments were rated non-investment grade. For additional discussion of our investment portfolio see the General Account Investments section of this Management's Discussion and Analysis of Financial Condition and Results of Segment Operations.

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

      Analysis of Consolidated Statement of Cash Flows

      Net cash provided by operating activities was $1,167.9 million and $1,296.9 million for the six month period ended June 30, 2004 and 2003, respectively. Cash flows from operating activities are affected by the timing of premiums received, fees received and investment income. The $129.0 million decrease in the first six months of 2004 as compared to the same period of 2003 resulted primarily from a $393.1 million increase in policy related costs, partially offset by a $49.4 million increase in fee and other income.

      Net cash used in investing activities was $1,916.4 million and $2,599.3 million for the six month periods ended June 30, 2004 and 2003, respectively. Changes in the cash provided by investing activities primarily relate to the management of the Company's investment portfolios and the investment of excess capital generated by operating and financing activities. The $682.9 million decrease in cash used in the first quarter of 2004 as compared to the same period in 2003 resulted primarily from an $887.6 million cash inflow from the sale of Home Office properties in the first quarter of 2003, offset partially by a $1,466.0 million reduction in net acquisitions of fixed maturities and a $94.6 million increase in net mortgage maturities, prepayments and scheduled redemptions.

      Net cash used in financing activities was $633.9 million for the six month period ended June 30, 2004 and the net cash provided by financing activities was $1,417.7 million for the six month periods ended June 30, 2003. Changes in cash provided by financing activities primarily relate to excess deposits or withdrawals under investment type contracts, the issuance of debt and borrowings or re-payments of the Company's debt. The $2,051.6 million decrease in net cash provided by financing activities for the first six months of 2004 as compared to the same period in 2003 was driven by a decrease in deposits and an increase in cash payments made on withdrawals of universal life insurance and investment-type contracts totaling $2,146.9 million. Withdrawals on such universal life insurance and investment-type contracts exceeded deposits by $971.3 million for the first six months of 2004, while during the same period in 2003, deposits exceeded withdrawals by $1,175.6 million. The Company's ability to generate customer deposits in excess of withdrawals is critical to our long-term growth.

      Lines of Credit, Debt and Guarantees

      Cash flow requirements are also supported by a committed line of credit of $500 million, through a syndication of banks including Fleet National Bank, JPMorgan Chase, Credit Suisse First Boston, The Bank of New York, Barclays, The Bank of Nova Scotia, Wachovia, Royal Bank of Canada, State Street Bank, Bank of America, Bank One, BNP Paribas, Deutsche Bank, PNC Bank, Sovereign Bank, Westdeutsche Landesbank, Comerica Bank and Northern Trust. The line of credit agreement provides for one facilities: for $500 million (renewable in 2005). The line of credit is available for general corporate purposes. The line of credit agreement contains various covenants, among these being that statutory total capital and surplus plus asset valuation reserve meet certain requirements. To date, we have not borrowed any amounts under the line of credit.

      As of June 30, 2004, we had $610.2 million of principal and interest amounts of debt outstanding, consisting of $518.1 million of surplus notes and $92.1 million of other notes payable, including current maturities and a fair value adjustment for interest rate swaps. A new commercial paper program has been established at JHFS that has replaced the commercial paper program that was in place at the Company's indirect subsidiary, John Hancock Capital Corporation, and there were no commercial paper borrowings outstanding at June 30, 2004.

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

                      JOHN HANCOCK LIFE INSURANCE COMPANY

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

Off Balance Sheet Arrangements

      The Company has relationships with a number of entities which are not consolidated into the Company's consolidated financial statements. These entities include qualified special purpose entities (QSPEs) and other special purpose entities. In the course of its business the Company transfers assets to, and in some cases, retains interests in QSPEs. The Company may also purchase interests in QSPEs on the open market.

      The Company's primary use of QSPEs occurs in its commercial mortgage banking subsidiary. The Company's commercial mortgage banking subsidiary originates commercial mortgages and sells them to QSPEs which then issues mortgage backed securities (MBS). The Company engages in this activity to earn fees during the origination process, and to generate gains during the securitization process. The Company maintains a portfolio of MBS securities, in order to generate net investment income for its general account, and some of theses MB securities were purchased from QSPEs to which we transferred mortgages. The majority of the Company's MBS portfolio were purchased from unrelated QSPEs.

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

      These off balance sheet arrangements also include credit and collateral support agreements with FNMA and FHMLC, through which the Company securitized some of its mortgage investments, which provided a potential source of liquidity to the Company.

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

                      JOHN HANCOCK LIFE INSURANCE COMPANY

Forward-Looking Statements

      The statements, analyses, and other information contained in this Management's Discussion and Analysis (MD&A) and elsewhere in this Form 10-Q, in connection with the merger with John Hancock and Manulife Financial Corporation, relating to trends in the John Hancock Life Insurance Company's (the Company's) operations and financial results, the markets for the Company's products, the future development of the Company's business, and the contingencies and uncertainties to which the Company may be subject, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "will," "should," "may," and other similar expressions, are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning future events and their effects on the Company. Future events and their effects on the Company may not be those anticipated by management. The Company's actual results may differ materially from the results anticipated in these forward-looking statements.

      These forward-looking statements are subject to risks and uncertainties including, but not limited to, the risks that (1) a significant downgrade in our ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm our ability to market our products; (2) new laws and regulations, including the recently enacted Sarbanes-Oxley Act of 2002, or changes to existing laws or regulations, (including, but not limited to, those relating to the Federal Estate Tax Laws and the proposed Bush Administration tax and savings initiatives), and the applications and interpretations given to these laws and regulations, may adversely affect the Company's sales of insurance and investment advisory products; (3) Massachusetts insurance law may restrict the ability of John Hancock Variable Life Insurance Company to pay dividends to us; (4) we face increasing competition in our retail businesses from mutual fund companies, banks and investment management firms as well as from other insurance companies; (5) declines or increased volatility in the securities markets, and other economic factors, may adversely affect our business, particularly our variable life insurance, mutual fund, variable annuity and investment business; (6) due to acts of terrorism or other hostilities, there could be business disruption, economic contraction, increased mortality, morbidity and liability risks, generally, or investment losses that could adversely affect our business; (7) our life insurance sales are highly dependent on a third party distribution relationship; (8) customers may not be responsive to new or existing products or distribution channels, (9) interest rate volatility may adversely affect our profitability; (10) our net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies or redeem shares of our open-end mutual funds; (11) the independent trustees of our variable series trusts and of our mutual funds could reduce the compensation paid to us or could terminate our contracts to manage the funds; (12) under our Plan of Reorganization, we were required to establish the closed block, a special arrangement for the benefit of a group of our policyholders. We may have to fund deficiencies in our closed block, and any over-funding of the closed block will benefit only the holders of policies included in the closed block, not our sole shareholder; (13) we will face losses if the claims on our insurance products, or reductions in rates of mortality on our annuity products, are greater than projected; (14) we face investment and credit losses relating to our investment portfolio, including, without limitation, the risk associated with the evaluation and determination by our investment professionals of the fair values of investments as well as whether or not any investments have been impaired on an other than temporary basis; (15) we may experience volatility in net income due to changes in standards for accounting for derivatives and other changes; (16) we are subject to risk-based capital requirements and possible guaranty fund assessments; (17) we may be unable to retain personnel who are key to our business; (18) we may incur losses from assumed reinsurance business in respect of personal accident insurance and the occupational accident component of workers compensation insurance; (19) litigation and regulatory proceedings may result in financial losses, harm our reputation and divert management resources; (20) we face unforeseen liabilities arising from our acquisitions and dispositions of businesses; (21) we may incur multiple life insurance claims as a result of a catastrophic event which, because of higher deductibles and lower limits under our reinsurance arrangements, could adversely affect the Company's future net income and financial position, and (22) in connection with the merger between JHFS and Manulife Financial Corporation: we may not achieve the revenue synergies, cost savings and other synergies contemplated by the merger; we may experience litigation related to the merger; John Hancock's and Manulife's distributors, customers and policyholders may react negatively to the transaction; we may encounter difficulties in promptly and effectively integrating the businesses of John Hancock and Manulife; we may not be able to retain the professional and management talent necessary to operate the business; the transaction may result in diversion of management time on integration-related issues; and we may experience increased exposure to exchange rate fluctuations and other unknown risks associated with the merger.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      We are regularly involved in litigation, both as a defendant and as a plaintiff. The litigation naming us as a defendant ordinarily involves our activities as a provider of insurance protection products, as well as an investment adviser, employer and taxpayer. In addition, state regulatory bodies, the United States Securities and Exchange Commission (SEC), the National Association of Securities Dealers, Inc. (NASD) and other government and regulatory bodies regularly make inquiries and, from time to time conduct examinations concerning our compliance with, among other things, insurance laws, securities laws, and laws governing the activities of broker/dealers. As with many other companies in our industry, the Company has received information requests from government and regulatory authorities, including the SEC and the NASD, with respect to market timing and late trading of mutual funds, and broker/dealer practices, including requests with respect to mutual funds underlying variable life and annuity products. It is believed that these inquiries are similar to those made to many financial service companies by various agencies into practices, policies and procedures relating to trading in mutual fund shares and broker/dealer practices. We have been and intend to continue to cooperate fully with government and regulatory authorities in connection with their respective inquiries. We do not believe at this time that the ultimate resolution of any of these legal or regulatory matters that are currently pending, either individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

ITEM 6. EXHIBITS and REPORTS on FORM 8-K

      a) Exhibits

Exhibit
Number      Description
------      -----------

3.2 Amended and Restated By-Laws of John Hancock Life Insurance Company (As adopted as of July 1, 2004)

31.1 Chief Executive Officer Certification Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

31.2 Chief Financial Officer Certification Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32.1 Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

                      JOHN HANCOCK LIFE INSURANCE COMPANY

      b) Reports on Form 8-K

During the Second Quarter of 2004 the Company filed the following Current Reports on Form 8-K:

On April 6, 2004, the Company filed a Current Report on Form 8-K, dated April 5, 2004, filing under Item 5 thereof certain exhibits in connection with a Registration Statement on Form S-3 covering the Company's SignatureNotes Medium Term Note Program.

On April 13, 2004, the Company filed a Current Report on Form 8-K, dated April 12, 2004, filing under Item 5 thereof certain exhibits in connection with a Registration Statement on Form S-3 covering the Company's SignatureNotes Medium Term Note Program.

On April 20, 2004, the Company filed a Current Report on Form 8-K, dated April 19, 2004, filing under Item 5 thereof certain exhibits in connection with a Registration Statement on Form S-3 covering the Company's SignatureNotes Medium Term Note Program.

On April 26, 2004, the Company filed a Current Report on Form 8-K, dated April 26, 2004, reporting under Item 12 thereof John Hancock Financial Services (JHFS) operating and financial results for the first quarter of 2004. JHFS is the company's parent and sole shareholder.

On April 27, 2004, the Company filed a Current Report on Form 8-K, dated April 26, 2004, filing under Item 5 thereof certain exhibits in connection with a Registration Statement on Form S-3 covering the Company's SignatureNotes Medium Term Note Program.

On April 28, 2004, the Company filed a Current Report on Form 8-K, dated April 28, 2004, reporting under Item 1 thereof the completion of the merger pursuant to which the Company became an indirect, wholly-owned subsidiary of Manulife Financial Corporation.

On May 4, 2004, the Company filed a Current Report on Form 8-K, dated May 3, 2004, filing under Item 5 thereof certain exhibits in connection with a Registration Statement on Form S-3 covering the Company's SignatureNotes Medium Term Note Program.

On May 11, 2004, the Company filed a Current Report on Form 8-K, dated May 10, 2004, filing under Item 5 thereof certain exhibits in connection with a Registration Statement on Form S-3 covering the Company's SignatureNotes Medium Term Note Program.

On May 18, 2004, the Company filed a Current Report on Form 8-K, dated May 17, 2004, filing under Item 5 thereof certain exhibits in connection with a Registration Statement on Form S-3 covering the Company's SignatureNotes Medium Term Note Program.

On May 25, 2004, the Company filed a Current Report on Form 8-K, dated May 24, 2004, filing under Item 5 thereof certain exhibits in connection with a Registration Statement on Form S-3 covering the Company's SignatureNotes Medium Term Note Program.

On June 2, 2004, the Company filed a Current Report on Form 8-K, dated June 1, 2004, filing under Item 5 thereof certain exhibits in connection with a Registration Statement on Form S-3 covering the Company's SignatureNotes Medium Term Note Program.

On June 8, 2004, the Company filed a Current Report on Form 8-K, dated June 7, 2004, filing under Item 5 thereof certain exhibits in connection with a Registration Statement on Form S-3 covering the Company's SignatureNotes Medium Term Note Program.

On June 14, 2004, the Company filed a Current Report on Form 8-K, dated June 10, 2004, reporting under Item 5 thereof the resignation of its CEO and appointment of a new CEO, both effective November 30, 2004.

On June 15, 2004, the Company filed a Current Report on Form 8-K, dated June 14, 2004, filing under Item 5 thereof certain exhibits in connection with a Registration Statement on Form S-3 covering the Company's SignatureNotes Medium Term Note Program.

                      JOHN HANCOCK LIFE INSURANCE COMPANY

On June 22, 2004, the Company filed a Current Report on Form 8-K, dated June 21, 2004, filing under Item 5 thereof certain exhibits in connection with a Registration Statement on Form S-3 covering the Company's SignatureNotes Medium Term Note Program.

On June 29, 2004, the Company filed a Current Report on Form 8-K, dated June 28, 2004, filing under Item 5 thereof certain exhibits in connection with a Registration Statement on Form S-3 covering the Company's SignatureNotes Medium Term Note Program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         JOHN HANCOCK LIFE INSURANCE COMPANY


Date: August 9, 2004                     By: /s/ THOMAS E. MOLONEY
                                             ----------------------
                                             Thomas E. Moloney
                                             Senior Executive Vice President and
                                             Chief Financial Officer