Form 10-Q
period 2004-09-30
HANCOCK JOHN LIFE INSURANCE CO
filed 2004-11-09
CIK 917406

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

  As of November 5, 2004 there were outstanding 1,000 shares of common stock, $10,000 par value of the registrant, all of which were owned by John Hancock
                            Financial Services, Inc.

                            Reduced Disclosure Format

 The Registrant meets the conditions set forth in General Instruction H(1) (a)
    and (b) of Form 10-Q and is therefore filing this Form with the Reduced
                               Disclosure Format.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                                                                  September 30,
                                                                                      2004       December 31,
                                                                                  (unaudited)        2003
                                                                                  --------------------------
                                                                                        (in millions)
Assets
Investments
Fixed maturities:
     Held-to-maturity--at amortized cost
     (fair value: December 31--$1,512.8 million) ..............................          --        $ 1,488.7
     Available-for-sale--at fair value
     (cost: September 30--$47,899.5 million; December 31--$43,907.7 million) ..   $48,529.9         46,482.1
Equity securities:
     Available-for-sale--at fair value
     (cost: September 30--$212.9  million; December 31--$249.9 million) .......       214.4            333.1
     Trading securities--at fair value
     (cost: September 30--$0.1  million; December 31--$0.1 million) ...........         0.3              0.6
Mortgage loans on real estate .................................................    11,947.5         10,871.1
Real estate ...................................................................       270.7            123.8
Policy loans ..................................................................     2,017.0          2,019.2
Short-term investments ........................................................          --             31.5
Other invested assets .........................................................     3,268.5          2,912.2
                                                                                  ---------        ---------

         Total Investments ....................................................    66,248.3         64,262.3

Cash and cash equivalents .....................................................     1,084.1          2,626.9
Accrued investment income .....................................................       977.8            700.5
Premiums and accounts receivable ..............................................        92.6            104.1
Goodwill ......................................................................     3,031.7            108.6
Value of business acquired ....................................................     2,753.6            168.5
Deferred policy acquisition costs .............................................       140.3          3,420.7
Intangible assets .............................................................     1,349.6              6.3
Reinsurance recoverable .......................................................     3,298.9          2,677.3
Other assets ..................................................................     2,524.8          2,886.3
Separate account assets .......................................................    18,159.3         19,369.6
                                                                                  ---------        ---------
         Total Assets .........................................................   $99,661.0        $96,331.1
                                                                                  =========        =========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                                                    September 30,
                                                                        2004       December 31,
                                                                    (unaudited)        2003
                                                                    ---------------------------
                                                                           (in millions)
Liabilities and Shareholder's Equity

Liabilities
Future policy benefits .........................................    $42,703.6         $38,451.0
Policyholders' funds ...........................................     20,449.1          21,693.5
Consumer notes .................................................      2,288.8           1,550.4
Unearned revenue ...............................................         25.9             406.9
Unpaid claims and claim expense reserves .......................        183.9             166.5
Dividends payable to policyholders .............................        443.1             440.0
Short-term debt ................................................        141.9             104.0
Long-term debt .................................................        598.1             609.4
Deferred tax liability .........................................         39.1           1,534.1
Other liabilities ..............................................      4,382.7           4,417.7
Separate account liabilities ...................................     18,159.3          19,369.6
                                                                    ---------         ---------
         Total liabilities .....................................     89,415.5          88,743.1

Minority interest ..............................................          5.1               5.1

Commitments and contingencies - Note 5

Shareholder's Equity

Common stock, $10,000 par value; 1,000 shares authorized,
     issued and outstanding at September 30, 2004 and
     December 31, 2003, respectively ...........................         10.0              10.0
Additional paid in capital .....................................      9,467.0           4,763.2
Retained earnings ..............................................        228.3           1,332.1
Accumulated other comprehensive income .........................        535.1           1,477.6
                                                                    ---------         ---------
         Total Shareholder's Equity ............................     10,240.4           7,582.9
                                                                    ---------         ---------
         Total Liabilities and Shareholder's Equity ............    $99,661.0         $96,331.1
                                                                    =========         =========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                                                  Three Months Ended
                                                                                    September 30,
                                                                                 2004           2003
                                                                                ----------------------
                                                                                    (in millions)
Revenues
   Premiums .................................................................   $  476.1      $  475.1
   Universal life and investment-type product fees ..........................      160.3         155.6
   Net investment income ....................................................      836.2         931.5
   Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs and value of business acquired, amounts credited to participating pension contractholders and the policyholder dividend obligation
      ($0.4 and $(35.4) for the three months ended September 30, 2004
      and 2003, respectively) ...............................................     (148.0)        (62.7)
   Investment management revenues, commissions and other fees ...............      132.7         129.3
   Other revenue ............................................................       60.0          61.6
                                                                                --------      --------
         Total revenues .....................................................    1,517.3       1,690.4

Benefits and Expenses
   Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to participating pension contractholders and the policyholder dividend obligation
      ($ 9.6 and $(29.7) for the three months ended September 30, 2004
      and 2003, respectively) ...............................................      848.3         935.1
   Other operating costs and expenses .......................................      350.8         345.4
   Amortization of deferred policy acquisition costs and value of business acquired, excluding amounts related to net realized investment and other gains (losses) ($(9.2) and $(5.7) for the
      three months ended September 30, 2004 and 2003, respectively) .........       57.7          61.0
   Dividends to policyholders ...............................................      114.2         151.6
                                                                                --------      --------
         Total benefits and expenses ........................................    1,371.0       1,493.1
                                                                                --------      --------

Income before income taxes ..................................................      146.3         197.3

Income taxes ................................................................       87.1          39.6
                                                                                --------      --------

Net income ..................................................................   $   59.2      $  157.7
                                                                                ========      ========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                                                                   Period From
                                                                                  April 29, 2004    Period From
                                                                                     through      January 1, 2004     Nine Months
                                                                                  September 30,    through April    Ended September
                                                                                       2004          28, 2004          30, 2003
                                                                                  -------------------------------------------------
                                                                                                  (in millions)
Revenues
   Premiums .....................................................................   $  801.0         $  628.0         $1,431.8
   Universal life and investment-type product fees ..............................      264.9            230.7            463.7
   Net investment income ........................................................    1,418.0          1,284.7          2,806.9
   Net realized investment and other gains (losses), net of related amortization of deferred policy acquisitions costs and value of business acquired, amounts credited to participating pension contract holders and the policyholder dividend obligation ($(15.9),
      $28.3 and $(35.9) for the periods ended September 30, 2004,
      April 28, 2004 and September 30, 2003, respectively) ......................      (99.1)           101.0            121.0
   Investment management revenues, commissions and other fees ...................      217.3            180.7            370.9
   Other revenue ................................................................       97.6             88.3            189.0
                                                                                    --------         --------         --------

Total revenues ..................................................................    2,699.7          2,513.4          5,383.3

Benefits and expenses
   Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to participating pension contract holders and the policyholder dividend obligation ($(1.2),
      $39.2, $(42.6) for the periods ended September 30, 2004,
      April 28, 2004 and September 30, 2003, respectively) ......................    1,404.7          1,277.1          2,804.1
   Other operating costs and expenses ...........................................      574.3            483.2          1,010.8
   Amortization of deferred policy acquisition costs and value of business acquired, excluding amounts related to net realized investment and other gains (losses) ($(14.7), $(10.9) and $6.7 for the periods ended
      September 30, 2004, April 28, 2004 and September 30, 2003, respectively) ..       95.5            121.8            196.4

   Dividends to policyholders ...................................................      192.0            157.1            421.6
                                                                                    --------         --------         --------

   Total benefits and expenses ..................................................    2,266.5          2,039.2          4,432.9
                                                                                    --------         --------         --------

Income before income taxes and cumulative effect of accounting change ...........      433.2            474.2            950.4

Income taxes ....................................................................      204.9            141.6            264.0
                                                                                    --------         --------         --------

Net income before cumulative effect of accounting change ........................      228.3            332.6            686.4

Cumulative effect of accounting change, net of income tax- Note 2 ...............         --             (3.3)              --

                                                                                    --------         --------         --------
Net income ......................................................................   $  228.3         $  329.3         $  686.4
                                                                                    ========         ========         ========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

       UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                            AND COMPREHENSIVE INCOME

                                                                                          Accumulated
                                                               Additional                    Other           Total
                                                  Common        Paid in     Retained     Comprehensive   Shareholder's  Outstanding
                                                  Stock         Capital     Earnings     Income (Loss)       Equity        Shares
                                                 ---------------------------------------------------------------------------------
                                                      (in millions, except for outstanding share data, in thousands)

Balance at July 1, 2003 ......................   $    10.0     $ 4,763.2     $ 1,384.8     $ 1,502.7      $ 7,660.7          1,000

Comprehensive income:
   Net income .................................                                  157.7                        157.7

Other comprehensive income, net of tax:
   Net unrealized gains (losses) ..............                                                (55.8)         (55.8)
   Net accumulated gains (losses) on cash
      flow hedges .............................                                                (38.3)         (38.3)
   Foreign currency translation
      adjustment ..............................                                                 (0.1)          (0.1)
   Minimum pension liability ..................                                                  1.6            1.6
                                                                                                          ---------
Comprehensive income ..........................                                                                65.1

Dividend paid to parent company ...............                                  (14.5)                       (14.5)
                                                 ---------------------------------------------------------------------------------

Balance at September 30, 2003 ................   $    10.0     $ 4,763.2     $ 1,528.0     $ 1,410.1      $ 7,711.3          1,000
                                                 =================================================================================

Balance at July 1, 2004 ......................   $    10.0     $ 9,467.0     $   169.1     $  (123.5)     $ 9,522.6          1,000

Comprehensive income:
   Net income .................................                                   59.2                         59.2

   Other comprehensive income, net of tax:
      Net unrealized gains (losses) ...........                                                461.0          461.0
      Net accumulated gains (losses) on cash
        flow hedges ...........................                                                197.1          197.1
      Foreign currency translation
        adjustment ............................                                                  0.5            0.5
      Minimum pension liability ...............                                                   --             --
                                                                                                          ---------
Comprehensive income ..........................                                                               717.8
                                                 ---------------------------------------------------------------------------------

Balance at September 30, 2004 ................   $    10.0     $ 9,467.0     $   228.3     $   535.1      $10,240.4          1,000
                                                 =================================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

       UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                      AND COMPREHENSIVE INCOME-(CONTINUED)

                                                                                       Accumulated
                                                            Additional                    Other          Total
                                                  Common      Paid in     Retained    Comprehensive  Shareholder's   Outstanding
                                                  Stock       Capital     Earnings    Income (Loss)     Equity         Shares
                                                 ------------------------------------------------------------------------------
                                                        (in millions, except for outstanding share data, in thousands)

Balance at January 1, 2003 ....................  $   10.0     $4,763.2     $  956.1     $  442.2      $6,171.5            1,000

Comprehensive income:
   Net income .................................                               686.4                      686.4

   Other comprehensive income, net of tax:
     Net unrealized gains (losses) ............                                            889.0         889.0
     Net accumulated gains (losses) on
       cash flow hedges .......................                                             74.0          74.0
     Foreign currency translation
       adjustment .............................                                             (0.1)         (0.1)
     Minimum pension liability ................                                              5.0           5.0
                                                                                                      --------
Comprehensive income ..........................                                                        1,654.3

Dividend paid to parent company ...............                              (114.5)                    (114.5)
                                                 ------------------------------------------------------------------------------

Balance at September  30, 2003 ................  $   10.0     $4,763.2     $1,528.0     $1,410.1      $7,711.3            1,000
                                                 ==============================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

       UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY
                      AND COMPREHENSIVE INCOME-(CONTINUED)

                                                              Additional            Accumulated Other    Total       Outstanding
                                                 Common        Paid In    Retained    Comprehensive   Shareholder's    Common
                                                  Stock        Capital    Earnings    Income (Loss)      Equity        Shares
                                                 -------------------------------------------------------------------------------
                                                        (in millions, except for outstanding share data, in thousands)

Balance at January 1, 2004 ....................  $    10.0   $ 4,763.2   $ 1,332.1     $ 1,477.6      $ 7,582.9            1,000

Comprehensive income:
   Net income .................................                              329.3                        329.3

Other comprehensive income, net of tax:
   Net unrealized gains (losses) ..............                                            (28.6)         (28.6)
   Net accumulated gains (losses)
     on cash flow hedges ......................                                            (37.3)         (37.3)
   Foreign currency translation
     adjustment ...............................                                             (0.3)          (0.3)
Minimum pension liability .....................                                              0.6            0.6
                                                                                                      ---------
Comprehensive income ..........................                                                           263.7
                                                 -------------------------------------------------------------------------------

Balance at April 28, 2004 .....................  $    10.0   $ 4,763.2   $ 1,661.4     $ 1,412.0      $ 7,846.6            1,000
                                                 ===============================================================================

Acquisition by Manulife Financial Corporation:
   Sale of shareholder's equity ...............      (10.0)   (4,763.2)   (1,661.4)     (1,412.0)      (7,846.6)          (1,000)
   Manulife Financial Corporation
     purchase price ...........................       10.0     9,467.0          --            --        9,477.0            1,000
                                                 -------------------------------------------------------------------------------

Balance at April 29, 2004 .....................       10.0     9,467.0          --            --        9,477.0            1,000
Comprehensive income
   Net income .................................                              228.3                        228.3

Other comprehensive income, net of tax:
   Net unrealized gains (losses) ..............                                            342.3          342.3
   Net accumulated gains (losses)
     on cash flow hedges ......................                                            192.5          192.5
   Foreign currency translation
     adjustment ...............................                                              0.3            0.3
   Minimum pension liability ..................                                               --             --
                                                                                                      ---------
Comprehensive income ..........................                                                           763.4
                                                 -------------------------------------------------------------------------------

Balance at September 30, 2004 .................  $    10.0   $ 9,467.0   $   228.3     $   535.1      $10,240.4            1,000
                                                 ===============================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                  For the period     For the       For the nine
                                                                                  April 29, 2004   period from     month period
                                                                                      through       January 1,         ended
                                                                                   September 30,   2004 through    September 30,
                                                                                       2004       April 28, 2004       2003
                                                                                   ----------------------------------------------
                                                                                                    (in millions)
Cash flows from operating activities:
     Net income ................................................................   $   228.3        $   329.3        $   686.4
     Adjustments to reconcile net income to net cash provided by operating activities:
       Amortization of premium - fixed maturities ..............................       290.6             17.1              4.7
       Net realized investment and other (gains)losses .........................        99.1           (101.0)          (121.0)
       Change in accounting principle ..........................................          --              3.3               --
       Change in deferred policy acquisition costs .............................      (140.9)           (15.9)          (200.4)
       Depreciation and amortization ...........................................        98.6             15.0             32.4
       Net cash flows from trading securities ..................................          --              0.3              0.3
       Increase in accrued investment income ...................................      (220.1)           (57.2)          (138.3)
       (Increase) decrease in premiums and accounts receivable .................        (4.4)            15.9             10.4
       Increase in other assets and other liabilities, net .....................      (170.0)            62.6           (335.5)
       Increase in policy liabilities and accruals, net ........................       319.1            480.5          1,292.8
       Increase in income taxes ................................................       161.2             86.0            197.6
                                                                                   -------------------------------------------

           Net cash provided by operating activities ...........................       661.5            835.9          1,429.4

Cash flows from investing activities:
     Sales of:
       Fixed maturities available-for-sale .....................................     1,550.7          2,731.2          8,317.6
       Equity securities available-for-sale ....................................       138.6            154.9            129.4
       Real estate .............................................................         4.5             97.7             85.4
       Home Office properties ..................................................          --               --            887.6
       Short-term investments and other invested assets ........................       161.7            130.7            155.5
     Maturities, prepayments and scheduled redemptions of:
       Fixed maturities held-to-maturity .......................................          --             40.3            190.9
       Fixed maturities available-for-sale .....................................     1,920.7          1,497.6          2,697.6
       Short-term investments and other invested assets ........................        56.0             32.4            337.3
       Mortgage loans on real estate ...........................................       500.0            615.0            882.0
     Purchases of:
       Fixed maturities held-to-maturity .......................................          --               --            (77.3)
       Fixed maturities available-for-sale .....................................    (2,762.5)        (5,983.2)       (14,731.7)
       Equity securities available-for-sale ....................................       (64.3)           (39.6)           (91.1)
       Real estate .............................................................      (111.0)            (6.9)           (24.6)
       Short-term investments and other invested assets ........................      (187.6)          (627.8)          (807.3)
     Mortgage loans on real estate issued ......................................      (979.1)          (507.9)        (1,277.4)
     Net cash received  related to acquisition of business .....................          --               --             93.7
     Other, net ................................................................        (5.1)           (70.2)          (152.1)
                                                                                   -------------------------------------------

           Net cash provided by (used in) in investing activities ..............   $   222.6        $(1,935.8)       $(3,384.5)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                                                                For the period    For the period    For the nine
                                                                                April 29, 2004     from January     month period
                                                                                   through           1, 2004           ended
                                                                                  September       through April      September
                                                                                   30, 2004          28, 2004         30, 2003
                                                                               -------------------------------------------------
                                                                                                (in millions)
Cash flows from financing activities:
   Dividends paid on common stock ...........................................           --       $    (100.0)      $    (100.0)
   Universal life and investment-type contract deposits .....................  $   1,617.7           2,307.3           6,807.5
   Universal life and investment-type contract maturities and withdrawals ...     (3,477.3)         (2,379.5)         (5,117.3)
   Issuance of consumer notes ...............................................        317.3             372.2             769.4
   Issuance of short-term debt ..............................................         88.7                --             148.4
   Repayment of short-term debt .............................................        (30.4)            (41.8)           (127.9)
   Issuance of long-term debt ...............................................          2.1               0.3                --
   Repayment of long-term debt ..............................................         (2.4)             (1.2)             (5.1)
                                                                               -------------------------------------------------

       Net cash (used in) provided by provided by financing activities ......     (1,484.3)            157.3           2,375.0
                                                                               -------------------------------------------------

       Net (decrease) increase in cash and cash equivalents .................       (600.2)           (942.6)            419.9

       Cash and cash equivalents at beginning of period .....................      1,684.3           2,626.9             897.0
                                                                               -------------------------------------------------

       Cash and cash equivalents at end of period ...........................  $   1,084.1       $   1,684.3       $   1,316.9
                                                                               =================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Change of Control

Effective April 28, 2004, Manulife Financial Corporation ("Manulife") completed a merger with JHFS, the Company's parent, under which Manulife became the beneficial owner of all outstanding common shares of, John Hancock Financial Services, Inc. (JHFS) that were not already beneficially owned by Manulife as general fund assets and became a wholly owned subsidiary of Manulife. John Hancock Life Insurance Company remains a wholly owned subsidiary of JHFS. The combined entity has a more diversified product line and distribution capabilities and expects to have improved operating efficiencies and a leading position across all its core business lines.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of April 28, 2004 (in millions):

           Assets:                                             Fair Value
                                                               ---------
           Fixed maturity securities ......................    $48,658.9
           Equity securities ..............................        230.3
           Mortgage loans .................................     11,563.5
           Policy loans ...................................      2,027.6
           Other invested assets ..........................      3,423.8
           Goodwill .......................................      3,031.7
           Value of business acquired .....................      2,864.6
           Intangible assets ..............................      1,352.0
           Cash and cash equivalents ......................      1,684.7
           Reinsurance recoverable, net ...................      3,162.0
           Deferred tax asset .............................        436.4
           Other assets acquired ..........................      3,067.2
           Separate account assets ........................     18,331.9
                                                               ---------
                      Total assets acquired ...............     99,834.6

           Liabilities:
           Policy liabilities .............................    $66,277.5
           Other liabilities ..............................      5,748.2
           Separate accounts ..............................     18,331.9
                                                               ---------
                      Total liabilities assumed ...........     90,357.6

           Net assets acquired ............................    $ 9,477.0
                                                               ---------

Goodwill of $3,031.7 million has been allocated to the business and geographic segments refer to Note 9-- Goodwill and Other Intangible Assets for additional discussion of the Company's goodwill balances. Of the $3,031.7 million in Goodwill, no material amount is expected to be deductible for tax purposes.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 -- Change of Control - (Continued)

Aside from goodwill and value of business acquired, intangible assets of $1,352.0 million resulting from the acquisition consists of the JHFS brand name, distribution network, investment management contracts and other investments management contracts (comprised of licensing agreements and contractual rights). Refer to Note 9-- Goodwill and Other Intangible Assets for a more complete discussion of these intangible assets.

Note 2 -- Summary of Significant Accounting Policies

Business

John Hancock Life Insurance Company, (the Company), is a diversified financial services organization that provides a broad range of insurance and investment products and investment management and advisory services. The Company is a wholly owned subsidiary of John Hancock Financial Services (JHFS). Since April 28, 2004, JHFS operates as a subsidiary of Manulife. The "John Hancock" name is Manulife's primary U.S. brand.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of purchase accounting adjustments resulting from Manulife's acquisition of the Company, see Note 1- Change of Control, as well as normal and recurring adjustments necessary for a fair presentation of the Company's financial position and results of operations. Operating results for the three and nine month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These unaudited consolidated financial statements should be read in conjunction with the Company's annual audited financial statements as of December 31, 2003 included in the Company's Form 10-K for the year ended December 31, 2003 filed with the United States Securities and Exchange Commission (hereafter referred to as the Company's 2003 Form 10-K). The Company's news releases and other information are available on the internet at www.jhancock.com. In addition, all of the Company's United States Securities and Exchange Commission filings including its financial statements are available on the internet at www.sec.gov, under the name Hancock John Life.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 2 -- Summary of Significant Accounting Policies - (Continued)

Transactions Affecting Comparability of Results of Operations

In addition to the acquisition of the Company by Manulife, the disposal described under the table below was conducted in order to execute the Company's strategy to focus resources on businesses in which it can have a leadership position. The tables below presents actual and proforma data, for comparative purposes, of revenue and net income for the periods indicated, to demonstrate the proforma effect of the disposal as if it occurred on January 1, 2003.

                                                         Three Months Ended September 30,
                                              2004                               2003
                                            Proforma           2004            Proforma            2003
                                           --------------------------------------------------------------
                                                                           (in millions)

Revenue ..........................         $1,517.3          $1,517.3          $1,690.4          $1,690.4

Net income .......................         $   59.2          $   59.2          $  157.7          $  157.7

                              Period from April 29 through       Period from January 1            Nine Months Ended
                                      September 30,                through April 28,                September 30,
                                   2004                          2004                           2003
                                 Proforma         2004         Proforma          2004         Proforma          2003
                              --------------------------------------------------------------------------------------
                                                                      (in millions)

Revenue ..................       $2,699.7       $2,699.7       $2,513.4       $2,513.4       $5,338.5       $5,383.3

Net income ...............       $  228.3       $  228.3       $  329.3       $  329.3       $  683.6       $  686.4

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 2 -- Summary of Significant Accounting Policies - (Continued)

                                                                                         Three Months Ended
                                                                                            September 30,
                                                                                        2004           2003
                                                                                      ------------------------
                                                                                           (in millions)

Net income, as reported ..........................................................    $   59.2        $  157.7
Add: Stock-based employee compensation expense included in reported net income,
   net of related tax effects ....................................................         1.7             2.9
Deduct: Total stock-based employee compensation expense determined under fair
   value method for all awards, net of related tax effects .......................         1.7             8.8
                                                                                      --------        --------
Proforma net income ..............................................................    $   59.2        $  151.8
                                                                                      ========        ========

                                                                        Period from        Period from        Nine Months
                                                                      April 29 through      January 1            Ended
                                                                       September 30,     through April 28,   September 30,
                                                                      -----------------------------------------------------
                                                                          2004                2004               2003
                                                                      -----------------------------------------------------
                                                                                          (in millions)
Net income, as reported ..........................................     $228.3                 $329.3            $686.4
Add: Stock-based employee compensation expense included in
   reported net income, net of related tax effects ...............        2.9                    4.8              15.0
Deduct: Total stock-based employee compensation expense
   determined under fair value method for all awards, net of
   related tax effects ...........................................        2.9                    7.2              34.8
                                                                      -----------------------------------------------------
Proforma net income ..............................................     $228.3                 $326.9            $666.6
                                                                      =====================================================

Recent Accounting Pronouncements

In May, 2004, the FASB issued FASB Staff Position 106-2 - "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP 106-2). In accordance with FSP 106-2, the Company recorded a $40.9 million reduction in the accumulated plan benefit obligation as of the purchase accounting re-measurement date (April 28, 2004) and a $1.0 million decrease in net periodic postretirement benefit costs for the period April 29, 2004 through September 30, 2004.

On December 8, 2003, President Bush signed into law the bill referenced above, which expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. The Medicare Prescription DrugImprovement and Modernization Act of 2003 (the Act) provides for special tax-free subsidies to employers that offer plans with qualifying drug coverages beginning in 2006. There are two broad groups of retirees receiving employer-subsidized prescription drug benefits at the Company. The first group, those who retired prior to January 1, 1992, receives a subsidy of between 90% and 100% of total cost. Since this subsidy level will clearly meet the criteria for qualifying drug coverage, the Company anticipates that the benefits it pays after 2005 for pre-1992 retirees will be lower as a result of the new Medicare provisions and has reflected that reduction in the other postretirement benefit plan liability. With respect to the second group, those who retired on or after January 1, 1992, the employer subsidy on prescription drug benefits is capped and currently provides as low as 25% of total cost. Since final authoritative accounting guidance has not yet been issued on determining whether a benefit meets the criteria for qualifying drug coverage, the Company has deferred recognition as permitted by FSP 106-2 for this group. The final accounting guidance could require changes to previously reported information.

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

The Company categorized its FIN 46R consolidation candidates into three categories- 1) collateralized debt obligation funds it manages (CDO funds or
CDOs), which are SPEs, 2) low-income housing properties (the Properties) which are not SPEs, and 3) assorted other entities (Other Entities) which are not SPEs. The Company has determined that it should not consolidate any of the CDO funds, Properties or Other Entities, therefore the adoption of FIN 46R had no impact on the Company's consolidated financial position, results of operations or cash flows.

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

Prior to the merger, the Company operated in the following five business segments: two segments served primarily domestic retail customers, two segments served primarily domestic institutional customers, and our fifth segment was the Corporate and Other Segment, which included our remaining international operations, the corporate account and several discontinued business lines. Our retail segments were the Protection Segment and the Asset Gathering Segment. Our institutional segments were the Guaranteed and Structured Financial Products (G&SFP) Segment and the Investment Management Segment. For additional information about the Company's pre-acquisition business segments please refer to the Company's 2003 Form 10-K.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Segment Information - (Continued)

                                                                    Wealth                    Corporate
                                                    Protection    Management      G&SFP       and Other     Consolidated
                                                    ---------------------------------------------------------------------
                                                                              (in millions)
As of or for the three months ended
September 30, 2004
Revenues:
     Revenues from external customers ...........   $   471.2    $   166.2    $    11.4        $   180.3        $   829.1
     Net investment income ......................       309.6        150.4        300.1             76.1            836.2
     Net realized investment and other
       gains (losses), net ......................       (43.3)       (20.4)       (90.3)             6.0           (148.0)
     Intersegment Revenues ......................          --          0.3          0.2             (0.5)              --
                                                    ---------------------------------------------------------------------
     Revenues ...................................   $   737.5    $   296.5    $   221.4        $   261.9        $ 1,517.3
                                                    =====================================================================

Net Income:
     Net income .................................   $    44.5    $    43.2    $   (35.8)       $     7.3        $    59.2
                                                    =====================================================================

Supplemental Information:
     Equity in net income of investees
       accounted for by the equity method .......   $    (1.8)   $    (0.7)   $     5.8        $    11.6        $    14.9
     Carrying amount of investments
       accounted for using the equity
       method ...................................       721.7        299.7        689.9            700.1          2,411.4
     Amortization of deferred policy
       acquisition costs and value of business
       acquired, excluding amounts related to
       net realized investment and other
       gains (losses) ...........................        24.1         19.4         14.2               --             57.7
     Segment assets .............................    42,171.5     19,500.8     34,323.6          3,665.1         99,661.0

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Segment Information - (Continued)

                                                                Wealth                   Corporate
                                                Protection    Management      G&SFP      and Other    Consolidated
                                                ------------------------------------------------------------------
                                                                         (in millions)
As of or for the three months ended
September 30, 2003
Revenues:
   Revenues from external
     customers ...............................  $    530.0    $     98.3    $     14.4    $    178.9    $    821.6
   Net investment income .....................       361.8         179.0         399.6          (8.9)        931.5
   Net realized investment and
     other gains (losses), net ...............        (3.8)        (11.2)        (44.3)         (3.4)        (62.7)
   Inter-segment revenues ....................          --           0.3            --          (0.3)           --
                                                ------------------------------------------------------------------
   Revenues ..................................  $    888.0    $    266.4    $    369.7    $    166.3    $  1,690.4
                                                ==================================================================
Net Income:
   Net income ................................  $     90.1    $     41.9    $     37.0    $    (11.3)   $    157.7
                                                ==================================================================
Supplemental Information:
   Equity in net income of investees
     accounted for by the equity method ......  $      5.5    $      2.9    $      8.9    $     13.3    $     30.6
   Carrying value of investments
     accounted for by the equity
     method ..................................       313.5         215.5         565.0         681.7       1,775.7
   Amortization of deferred policy
     acquisition costs and value of
     business acquired, excluding
     amounts related to net realized
     investment and other gains (losses) .....        35.3          25.4           0.5          (0.2)         61.0
   Segment assets ............................    36,381.1      18,457.9      37,089.3       4,460.3      96,388.6

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Segment Information - (Continued)

                                                                Wealth                   Corporate
                                                Protection    Management      G&SFP      and Other    Consolidated
                                                ------------------------------------------------------------------
                                                                         (in millions)
For the period from April 29, 2004 through
September 30, 2004
Revenues:
   Revenues from external customers .........   $   825.8     $   230.2     $    20.1     $   304.7      $ 1,380.8
   Net investment income ....................       531.5         254.9         501.0         130.6        1,418.0
   Net realized investment and
     other gains (losses), net ..............       (30.1)        (29.6)        (41.4)          2.0          (99.1)
   Inter-segment revenues ...................          --           0.5           0.3          (0.8)            --
                                                ------------------------------------------------------------------
   Revenues .................................   $ 1,327.2     $   456.0     $   480.0     $   436.5      $ 2,699.7
                                                ==================================================================

Net Income:
   Net income ...............................   $   133.7     $    74.5     $    19.8     $     0.3      $   228.3
                                                ==================================================================

Supplemental Information:
   Equity in net income of investees
     accounted for by the equity method .....   $    10.8     $     2.7     $    13.4     $     9.5      $    36.4
   Carrying value of investments
     accounted for by the equity
     method .................................       721.7         299.7         689.9         700.1        2,411.4
   Amortization of deferred policy
     acquisition costs and value of
     business acquired, excluding
     amounts related to net realized
     investment and other gains
     (losses) ...............................        36.5          35.2          23.8            --           95.5
   Segment assets ...........................    42,171.5      19,500.8      34,323.6       3,665.1       99,661.0

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Segment Information - (Continued)

                                                              Wealth                 Corporate
                                               Protection   Management     G&SFP     and Other  Consolidated
                                             -----------------------------------------------------------------
                                                                     (in millions)
For the period from January 1, 2004
through April 28, 2004
Revenues:
     Revenues from external customers .......    $  751.6     $  116.6     $   26.9    $  232.6     $1,127.7
     Net investment income ..................       492.7        237.5        530.4        24.1      1,284.7
     Net realized investment and other
       gains (losses), net ..................        (9.0)        (1.5)         8.8       102.7        101.0
     Inter-segment revenues .................          --          0.4          0.2        (0.6)          --
                                             ---------------------------------------------------------------
     Revenues ...............................    $1,235.3     $  353.0     $  566.3    $  358.8     $2,513.4
                                             ===============================================================

Net Income:
     Net income .............................    $  110.9     $   49.5     $   83.2    $   85.7     $  329.3
                                             ===============================================================

Supplemental Information:
     Equity in net income of investees
       accounted for by the equity
       method ...............................    $   11.4     $    3.1     $   11.5    $   43.3     $   69.3
     Amortization of deferred policy
       acquisition costs and value of
       business acquired, excluding
       amounts related to net realized
       investment and other gains (losses) ..        71.4         50.0          0.6        (0.2)       121.8

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Segment Information - (Continued)

                                                              Wealth                 Corporate
                                               Protection   Management     G&SFP     and Other    Consolidated
                                             -----------------------------------------------------------------
                                                                    (in millions)
As of or for the nine months ended
September 30, 2003
Revenues:
     Revenues from external customers .......   $ 1,594.7    $   306.7    $    48.2    $   505.8    $ 2,455.4
     Net investment income ..................     1,070.0        521.6      1,239.0        (23.7)     2,806.9
     Net realized investment and other
       gains (losses), net ..................        (8.8)       (28.8)      (167.8)       326.4        121.0
     Inter-segment revenues .................          --          0.9           --         (0.9)          --
                                             ----------------------------------------------------------------
     Revenues ...............................   $ 2,655.9    $   800.4    $ 1,119.4    $   807.6    $ 5,383.3
                                             ================================================================

Net Income:
     Net income .............................   $   264.2    $   120.9    $   104.1    $   197.2    $   686.4
                                             ================================================================

Supplemental Information:
     Equity in net income of investees
       accounted for by the equity
       method ...............................   $    16.5    $     8.1    $    28.6    $    18.5    $    71.7
     Carrying amount of investments
       accounted for using the equity
       method ...............................       313.5        215.5        565.0        681.7      1,775.7
     Amortization of deferred policy
       acquisition costs and value of
       business acquired, excluding amounts
       related to net realized investment
       and other gains (losses) .............       116.7         78.3          1.6         (0.2)       196.4
     Segment assets .........................    36,381.1     18,457.9     37,089.3      4,460.3     96,388.6

Note 4 -- Relationships with Variable Interest Entities

The Company has relationships with various types of special purpose entities
(SPEs) and other entities, some of which are variable interest entities (VIEs), in accordance with FIN 46R, as discussed in Note 2--Summary of Significant Accounting Policies. Presented below are discussions of the Company's significant relationships with them, the Company's conclusions about whether the Company should consolidate them, and certain summarized financial information for them.

As explained in Note 2--Summary of Significant Accounting Policies, additional liabilities recognized as a result of consolidating any VIEs with which the Company is involved would not represent additional claims on the general assets of the Company; rather, they would represent claims against additional assets recognized by the Company as a result of consolidating the VIEs. These additional liabilities would be non-recourse to the general assets of the Company. Conversely, additional assets recognized as a result of consolidating these VIEs would not represent additional assets which the Company could use to satisfy claims against its general assets, rather they would be used only to settle additional liabilities recognized as a result of consolidating the VIEs.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 4 -- Relationships with Variable Interest Entities - (Continued)

                                                  September 30,    December 31,
                                                      2004             2003
                                                  ------------------------------
                                                          (in millions)
Total size of Company-Managed CDOs (1)

Total assets ..................................   $     3,404.0    $     4,922.2
                                                  =============    =============

Total debt ....................................   $     3,399.1    $     4,158.2
Total other liabilities .......................             5.7            712.0
                                                  -------------    -------------
Total liabilities .............................         3,404.8          4,870.2
Total equity ..................................            (0.8)            52.0
                                                  -------------    -------------
Total liabilities and equity ..................   $     3,404.0    $     4,922.2
                                                  =============    =============

(1) The reduction in size of the Company-Managed CDOs is primarily due to the liquidation, at maturity, of Declaration Funding 1 LTD, in May 2004.

Maximum exposure of the Company to losses
from Company-Managed CDOs                                          September 30, 2004      December 31, 2003
                                                                   ------------------------------------------
                                                                         (in millions, except percents)
Investment in tranches of Company managed CDOs, by credit rating
(Moody's/Standard & Poors):
Aaa/AAA ........................................................   $  161.8       57.1%   $  201.0       35.6%
Aa1/AA+ ........................................................       73.7       26.1        75.7       13.4
Baa2/BBB .......................................................         --         --       218.0       38.8
B2 .............................................................         --         --         8.0        1.4
B3/B- ..........................................................        7.5        2.7          --         --
Caa1/CCC+ ......................................................       13.5        4.8        13.2        2.3
Not rated (equity) .............................................       26.4        9.3        48.1        8.5
                                                                   --------   --------    --------   --------
Total Company exposure .........................................   $  282.9      100.0%   $  564.0      100.0%
                                                                   ========   ========    ========   ========

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 4 -- Relationships with Variable Interest Entities - (Continued)

                                                    September 30,   December 31,
                                                        2004           2003
                                                    ----------------------------
                                                            (in millions)
Total size of the Properties (1)

Total assets .....................................   $    1,103.9   $      982.7
                                                     ============   ============

Total debt .......................................   $      653.3   $      576.3
Total other liabilities ..........................          122.7          116.6
                                                     ------------   ------------
Total liabilities ................................          776.0          692.9
Total equity .....................................          327.9          289.8
                                                     ------------   ------------
Total liabilities and equity .....................   $    1,103.9   $      982.7
                                                     ============   ============

(1) Property level data reported above is reported with three month delays due to the delayed availability of financial statements of the Funds.

                                                                   September 30,   December 31,
                                                                        2004           2003
                                                                   ----------------------------
                                                                               (in millions)
Maximum exposure of the Company to losses from the Properties

Equity investment in the Properties (1) .........................   $      313.3   $      291.0
Outstanding equity capital commitments to the Properties ........           82.9          108.2
Carrying value of mortgages for the Properties ..................           67.3           62.8
Outstanding mortgage commitments to the Properties ..............            0.9            5.1
                                                                    ------------   ------------
Total Company exposure ..........................................   $      464.4   $      467.1
                                                                    ============   ============

(1) Equity investment in the Properties above is reported with three month delays due to the delayed availability of financial statements of the Funds.

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

Note 5 -- Commitments and Contingencies

Reinsurance Recoverable

On February 28, 1997, the Company sold a major portion of its group insurance business to UNICARE Life & Health Insurance Company (UNICARE), a wholly owned subsidiary of WellPoint Health Networks, Inc. The business sold included the Company's group accident and health business and related group life business and Cost Care, Inc., Hancock Association Services Group and Tri-State, Inc., all of which were indirect wholly-owned subsidiaries of the Company. The Company retained its group long-term care operations and certain group life insurance business without related group accident and health business. The insurance business sold was transferred to UNICARE through a 100% coinsurance agreement. The Company remains liable to its policyholders to the extent that UNICARE does not meet its contractual obligations under the coinsurance agreement.

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

Company both assumed risks as a reinsurer, and passed 95% of these risks on to other companies. This business had originally been reinsured by a number of different companies, and has become the subject of widespread disputes. Thedisputes concern the placement of the business with reinsurers and recovery of the reinsurance. The Company is engaged in certain disputes, including a number of related legal proceedings, in respect of this business. The risk to the Company is that other companies that reinsured the business from the Company may seek to avoid their reinsurance obligations. However, the Company believes that it has a reasonable legal position in this matter. During the fourth quarter of 1999 and early 2000, the Company received additional information about its exposure to losses under the various reinsurance programs. As a result of this additional information and in connection with global settlement discussions initiated in late 1999 with other parties involved in the reinsurance programs, during the fourth quarter of 1999 the Company recognized a charge for uncollectible reinsurance of $133.7 million, after tax, as its best estimate of its remaining loss exposure. The Company believes that any exposure to loss from this issue, in addition to amounts already provided for as of September 30, 2004, would not be material to the Company's financial position, results of operations or liquidity.

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

Other Matters

In the normal course of its business operations, the Company is involved with litigation from time to time with claimants, beneficiaries and others, and a number of litigation matters were pending as of September 30, 2004. It is the opinion of management, after consultation with counsel, that the ultimate liability with respect to these claims, if any, will not materially affect the financial position, results of operations or liquidity of the Company.

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

                                                                             September 30, 2004   December 31, 2003
                                                                             --------------------------------------
                                                                                          (in millions)
Liabilities
Future policy benefits ..................................................         $10,708.6          $10,690.6
Policyholder dividend obligation ........................................             570.1              400.0
Policyholders' funds ....................................................           1,506.1            1,511.9
Policyholder dividends payable ..........................................             416.3              413.1
Other closed block liabilities ..........................................              63.3               37.4
                                                                             ---------------------------------
   Total closed block liabilities .......................................         $13,264.4          $13,053.0
                                                                             ---------------------------------

Assets
Investments:
Fixed maturities:
   Held-to-maturity--at amortized cost
     (fair value: December 31--$69.6) ...................................                --          $    66.0
   Available-for-sale--at fair value
     (cost: September 30--$6,489.9; December 31--$5,847.6) ..............         $ 6,585.2            6,271.1
Equity securities:
   Available-for-sale--at fair value
     (cost: September 30--$6.8, December 31--$9.1) ......................               6.7                9.1
Mortgage loans on real estate ...........................................           1,711.6            1,577.9
Policy loans ............................................................           1,539.5            1,554.0
Short-term investments ..................................................                --                1.2
Other invested assets ...................................................             302.7              230.6
                                                                             ---------------------------------
   Total investments ....................................................          10,145.7            9,709.9

Cash and cash equivalents ...............................................              65.4              248.3
Accrued investment income ...............................................             144.3              145.1
Other closed block assets ...............................................             310.6              308.6
                                                                             ---------------------------------
   Total closed block assets ............................................         $10,666.0          $10,411.9
                                                                             ---------------------------------

Excess of reported closed block liabilities over assets
   designated to the closed block .......................................         $ 2,598.4          $ 2,641.1
                                                                             ---------------------------------

Portion of above representing other comprehensive income:
   Unrealized (depreciation) appreciation , net of tax of ($35.5)
     million and ($148.0) million at September 30 and December 31,
     respectively .......................................................              66.2              275.3
   Allocated to the policyholder dividend obligation, net of tax of
     $35.7 million and $148.1 million at September 30 and December 31,
     respectively .......................................................             (66.3)            (275.1)
                                                                             ---------------------------------
       Total ............................................................              (0.1)               0.2
                                                                             ---------------------------------

Maximum future earnings to be recognized from closed block
   assets and liabilities ...............................................         $ 2,598.3          $ 2,641.3
                                                                             =================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 6 -- Closed Block - (Continued)

                                                                         Period from                          Twelve Months
                                                                      April 29, through      Period from         ended
                                                                        September 30,     January 1, through   December 31,
                                                                            2004           April 28, 2004        2003
                                                                      ------------------------------------------------------
                                                                                           (in millions)
Changes in the policyholder dividend obligation:
   Balance at beginning of period...............................           $ 308.8             $ 400.0          $ 288.9
     Purchase accounting fair value adjustment..................             208.4                  --               --
     Impact on net income before income taxes...................             (49.3)               23.4            (57.9)
     Unrealized investment gains (losses).......................             102.2              (114.6)           169.0
                                                                      ------------------------------------------------------
   Balance at end of period.....................................           $ 570.1             $ 308.8          $ 400.0
                                                                      ======================================================

The following table sets forth certain summarized financial information relating to the closed block for the periods indicated:

                                                                              Three Months Ended
                                                                                 September 30,
                                                                               2004        2003
                                                                          -----------------------
                                                                                 (in millions)
Revenues
   Premiums .............................................................     $205.8      $221.4
   Net investment income ................................................      126.0       161.2
   Net realized investment and other gains (losses), net of amounts credited to the policyholder dividend obligation of $12.0 million and $(22.5) million for the three months ended September 30, 2004
      and 2003, respectively ............................................        0.6        (1.1)
   Other closed block revenues ..........................................        0.1        (0.3)
                                                                          ----------------------
     Total closed block revenues ........................................      332.5       381.2

Benefits and Expenses
   Benefits to policyholders ............................................      226.4       237.2
   Change in the policyholder dividend obligation .......................      (27.3)       (2.6)
   Other closed block operating costs and expenses ......................       (0.5)       (0.5)
   Dividends to policyholders ...........................................      100.0       113.8
                                                                          ----------------------
     Total benefits and expenses ........................................      298.6       347.9
                                                                          ----------------------

   Closed block revenues, net of closed block benefits and expenses,
     before income taxes ................................................       33.9        33.3
   Income taxes, net of amounts credited to the policyholder
     dividend obligation of $0.9 million and $0.5 million for the three
     months ended September 30, 2004 and 2003 respectively ..............       12.6        12.0
                                                                          ----------------------

     Closed block revenues, net of closed block benefits and expenses,
       and income taxes .................................................     $ 21.3      $ 21.3
                                                                          ======================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 6 -- Closed Block - (Continued)

                                                                               Period from     Period from
                                                                                April 29,      January 1,      Nine Months
                                                                                 through         through          Ended
                                                                              September 30,     April 28,     September 30,
                                                                                  2004            2004            2003
                                                                              ---------------------------------------------
                                                                                              (in millions)
Revenues
   Premiums .................................................................  $  337.7         $  278.0         $  664.6
   Net investment income ....................................................     215.5            208.4            487.5
   Net realized investment and other gains (losses), net of amounts credited to the policyholder dividend obligation of $1.3 million and $33.7 million for the periods from April 29 through
     September 30, 2004 and January 1 through April 28, 2004,
     respectively, and $(33.7) million for the nine months ended
     September 30, 2003 .....................................................       1.0            (35.7)            (3.4)
   Other closed block revenues ..............................................        --             (0.2)            (0.2)
                                                                             --------------------------------------------
     Total closed block revenues ............................................     554.2            450.5          1,148.5

Benefits and Expenses
   Benefits to policyholders ................................................     380.6            310.9            713.1
   Change in the policyholder dividend obligation ...........................     (52.0)           (11.2)           (11.3)
   Other closed block operating costs and expenses ..........................      (0.9)             0.9             (4.9)
   Dividends to policyholders ...............................................     169.9            141.1            351.7
                                                                             --------------------------------------------
     Total benefits and expenses ............................................     497.6            441.7          1,048.6
                                                                             --------------------------------------------

   Closed block revenues, net of closed block benefits and expenses,
     before income taxes ....................................................      56.6              8.8             99.9
   Income taxes, net of amounts credited to the policyholder dividend obligation of $1.6 million and $0.6 million for the periods from
     April 29 through September 30 and January 1 through April 28, 2004, respectively, and $1.6 million for the nine months ended
     September 30, 2003 .....................................................      20.2              2.3             35.3
                                                                             --------------------------------------------

     Closed block revenues, net of closed block benefits and expenses,
       and income taxes .....................................................  $   36.4         $    6.5         $   64.6
                                                                             ============================================

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

The following details the amounts and status of restructuring costs (in millions):

                                    Pre-acquisition        Amount                                          Ending
                       Accrual     Accruals 1/1/04-       Utilized      Accrued at    Amount Utilized     Balance
Type of Cost            1/1/04          4/28/04        1/1/04-4/28/04   acquisition   4/29/04-9/30/04     9/30/04
                      --------------------------------------------------------------------------------------------
Personnel........        $ 12.0         $ (0.8)             $ 2.5         $ 41.5            $5.8            $44.4
Facilities.......            --             --                 --           43.6             2.5             41.1
                      --------------------------------------------------------------------------------------------
     Total.......        $ 12.0         $ (0.8)             $ 2.5         $ 85.1            $8.3            $85.5
                      ============================================================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 8 -- Related Party Transactions

The Company provides JHFS, its parent, with personnel, property, and facilities in carrying out certain of its corporate functions. The Company annually determines a fee (the parent company service fee) for these services and facilities based on a number of criteria, which are periodically revised to reflect continuing changes in the Company's operations. The parent company service fee is included in other operating costs and expenses within the Company's consolidated ctatements of income. The Company charged JHFS service fees of $3.6 million and $3.9 million for the three month periods ended September 30, 2004 and 2003, respectively, and $12.3 million and $15.0 million for the nine month periods ended September 30, 2004 and 2003, respectively. As of September 30, 2004, JHFS was current in its payments to the Company related to these services.

The Company provides certain administrative and asset management services to its employee benefit plans (the Plans). Fees paid to the Company by the Plans for these services were $1.6 million and $1.4 million for the three month periods ended September 30, 2004 and 2003, respectively, and $4.7 million and $4.0 million for the nine month periods ended September 30, 2004 and 2003, respectively.

During the nine month periods ended September 30, 2004 and 2003, the Company paid $69.0 million and $24.8 million in premiums to an affiliate, John Hancock Insurance Company of Vermont (JHIC of Vermont) for certain insurance services. All of these were in Trust Owned Health Insurance (TOHI) premiums, a funding vehicle for postretirement medical benefit plans, which offers customers an insured medical benefit-funding program in conjunction with a broad range of investment options.

The Company has reinsured certain portions of its long term care insurance, non-traditional life insurance and group pension businesses with John Hancock Reassurance Company, Ltd. of Bermuda (JHReCo), an affiliate and a wholly owned subsidiary of JHFS. The Company entered into these reinsurance contracts in order to facilitate its capital management process. These reinsurance contracts are primarily written on a funds withheld basis where the related financial assets remain invested at the Company. As a result, the Company recorded a liability for coinsurance amounts withheld from JHReCo of $1,401.8 million at September 30, 2004 and $994.5 million at December 31, 2003, which are included with other liabilities in the consolidated balance sheets and recorded reinsurance recoverable from JHReCo of $2,041.0 million at September 30, 2004 and $1,421.1 million at December 31, 2003, respectively, which are included with other reinsurance recoverables on the consolidated balance sheets. Premiums ceded to JHReCo were $185.2 million and $216.8 for the three month periods ended September 30, 2004 and 2003, respectively, and $564.3 million and $500.2 million of the nine month periods ended September 30, 2004 and 2003, respectively.

During the year ended 2002, the Company began reinsuring certain portions of its group pension businesses with JHIC of Vermont. The Company entered into these reinsurance contracts in order to facilitate its capital management process. These reinsurance contracts are primarily written on a funds withheld basis where the related financial assets remain invested at the Company. As a result, the Company recorded a liability for coinsurance amounts withheld from JHIC of Vermont of $235.0 million at September 30, 2004 and $157.2 million at December 31, 2003, which is included with other liabilities in the Consolidated Balance Sheets. At September 30, 2004 and December 31, 2003, the Company had not recorded any reinsurance recoverable from JHIC of Vermont. Reinsurance recoverable is typically recorded with other reinsurance recoverables on the consolidated balance sheet. Premiums ceded by the Company to JHIC of Vermont were $0.1 million and $0.2 million for the three month periods ended September 30, 2004 and 2003, respectively, and $0.9 million and $0.5 million for the nine month periods ended September 30, 2004 and 2003, respectively.

The Company, in the ordinary course of business, invests funds deposited with it by customers and manages the resulting invested assets for growth and income for customers. From time to time, successful investment strategies of the Company may attract deposits from affiliates of the Company. At September 30,2004, the Company managed approximately $12.0 million of investments for Manulife affiliates which to date generated market-based revenue for the Company.

To effect the efficiencies of the merger with Manulife, the Company has an arrangement with its parent, Manulife, to share the cost of certain corporate services including, among others, personnel, property facilities, catastrophic reinsurance coverage, and directors' and officers insurance. In addition, synergies of sales agents are being found whereby the Company has an arrangement for the compensation of its sales agents for cross-selling products of Manulife affiliates. Operational efficiencies identified in the merger are subject to a service agreement between the Company and its affiliate Manulife U.S.A., a U.S.-based life insurance subsidiary of Manulife, whereby the Company is obligated to provide certain services in support of Manulife U.S.A's business. Further, under the service agreement Manulife U.S.A. is obligated to provide compensation to the Company for services provided. Through September 30, 2004, there had not been a material level of business transacted under the service agreement and no material receivable is owed to the Company at period end.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 8 -- Related Party Transactions  - (Continued)

Prior to its acquisition by Manulife effective April 28, 2004, the Company reinsured certain portions of its closed block with Manulife. The Company entered into these reinsurance contracts in order to facilitate its statutory capital management process. These reinsurance contracts are primarily written on a modified coinsurance basis where the related financial assets remain invested at the Company. The closed block reinsurance agreement is a financial reinsurance agreement and does not meet the risk transfer definition for U.S. GAAP reporting purposes. The agreement is accounted for under deposit accounting with only the reinsurance risk fee being reported on the U.S. GAAP income statement. The U.S. GAAP financial statements do not report reinsurance ceded premiums or reinsurance recoverable. The impact on our U.S. GAAP financial statements represent the fee recorded as payable to Manulife, which appears in other operating costs and expenses in the consolidated statements of income and was $0.6 million for the period the Company operated as a subsidiary of Manulife, April 29, 2004 through September 30, 2004.

Note 9 -- Goodwill and Other Intangible Assets

The Company recognized several intangible assets which resulted from business combinations including Manulife's acquisition of the Company (see Note 1 - Change of Control for additional discussion of the Manulife acquisition).

Unamortizable assets include goodwill, brand name and investment management contracts. Goodwill is the excess of the cost over the fair value of identifiable assets acquired in business combinations. Brand name is the value in the purchase price of the Company assigned to the Company's trademark and trade name. Investment management contracts are fair values of the investment management relationships between the Company and each of the mutual funds managed by the Company.

Amortizable assets include value of business acquired (VOBA), distribution networks and other investment management contracts. VOBA is the present value of estimated future profits of insurance policies in force related to businesses acquired. VOBA has weighted average lives ranging from 6 to 17 years for various insurance businesses. Distribution networks are values assigned to the Company's networks of sales agents and producers responsible for procuring business. Distribution networks have weighted average lives of 22 years. Other investment management contracts are the values assigned to the Company's institutional investment management contracts managed by its investment management subsidiaries. Other investment management contracts have weighted average lives of 10 years. Collectively, these amortizable intangible assets have a weighted average life of 14.7 years.

Brand name, distribution networks, and other investment management contracts were initially recognized at the time of the acquisition of the Company by Manulife. Goodwill, investment management contracts and VOBA were expanded in scope and size as a result of the merger.

The Company will test non-amortizing intangible assets for impairment on an annual basis, and also in response to any events which suggest that these assets may be impaired (triggering events.) Amortizable intangible assets will be tested only in response to triggering events. The Company will test goodwill using the two-step impairment testing program set forth in SFAS No. 142 "Goodwill and Other Intangible Assets." VOBA and the Company's other intangible assets will be evaluated by comparing their fair values to their current carrying values whenever they are tested. Impairments will be recorded whenever an asset's fair value is deemed to be less than its carrying value.

The following tables contain summarized financial information for each of these intangible assets as of the dates and periods indicated.

                                                                     Accumulated
                                                         Gross       Amortization    Net
                                                        Carrying      And Other    Carrying
                                                         Amount        Changes      Amount
                                                      ------------------------------------
                                                                (in millions)
September 30, 2004 Unamortizable intangible assets:
  Goodwill ..........................................   $3,031.7           --      $3,031.7
  Brand name ........................................      600.0           --         600.0
  Investment management contracts ...................      292.9           --         292.9
Amortizable intangible assets:
  Distribution networks .............................   $  397.2     $   (0.5)     $  396.7
  Other investment management contracts .............       61.7         (1.7)         60.0
VOBA ..............................................      2,864.6       (111.0)      2,753.6
December 31, 2003 Unamortizable intangible assets:
  Goodwill ..........................................   $  166.7     $  (58.1)     $  108.6
  Mutual fund investment management contracts .......       13.3         (7.0)          6.3
Amortizable intangible assets:
  VOBA ..............................................      205.9        (37.4)        168.5

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 9 -- Goodwill and Other Intangible Assets - (Continued)

                                                                                     Three Months          Three Months
                                                                                        Ended                  Ended
                                                                                  September 30, 2004    September 30, 2003
                                                                                  ----------------------------------------
                                                                                                (in millions)
Amortization expense:
Distribution networks, net of tax of $0.1 million and $-  million,
  respectively..................................................................         $ 0.2                    --
Other investment management contracts, net of tax of $0.3 million and $-
  million, respectively.........................................................           0.7                    --
VOBA, net of tax of $13.2 million and $ 0.8 million, respectively...............          24.4                  $ 1.5
                                                                                  ----------------------------------------
Total amortization expense, net of tax of $13.6 million and $0.8 million,
  respectively..................................................................        $ 25.3                  $ 1.5
                                                                                  ========================================

                                                                                       Period from      Period from
                                                                                      April 29, 2004     January 1,     Nine Months
                                                                                         through        2004 through       Ended
                                                                                      September 30,      April 28,     September 30,
                                                                                           2004             2004            2003
                                                                                   -------------------------------------------------
                                                                                                     (in millions)
Amortization expense:
Distribution networks, net of tax of $0.2 million, $ - million and  $- million,
  respectively.....................................................................        $ 0.3              --              --
Other investment management contracts, net of tax of $0.6 million, $ - million
  and $ - million, respectively....................................................          1.1              --              --
VOBA, net of tax of $24.3 million, $1.8 million and $1.3 million, respectively.....         45.1           $ 3.3           $ 2.4
                                                                                   -------------------------------------------------
Total amortization expense, net of tax of $25.1 million, $1.8 million and
  $1.3 million, respectively.......................................................       $ 46.5           $ 3.3           $ 2.4
                                                                                   =================================================

                                                                                   Tax Effect     Net Expense
                                                                                   ----------     -----------
                                                                                         (in millions)
Estimated future amortization expense for the years ended December 31,
      2004....................................................................       $ 18.6          $ 34.5
      2005....................................................................         62.6           116.3
      2006....................................................................         57.0           105.9
      2007....................................................................         50.8            94.3
      2008....................................................................         45.0            83.5

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 9 -- Goodwill and Other Intangible Assets - (Continued)

The following tables present the continuity of each of the Company's unamortizable and amortizable intangible assets for the periods presented.

Unamortizable intangible assets:

                                                                    Wealth                    Corporate and
                                                   Protection     Management       G&SFP          Other         Consolidated
                                                 ----------------------------------------------------------------------------
                                                                                    (in millions)
Goodwill:
---------
Balance at January 1, 2004 .....................     $   66.1         $   42.1            --       $    0.4        $  108.6
Goodwill derecognized (1) ......................        (66.1)           (42.1)           --           (0.4)         (108.6)
Goodwill recognized (2) ........................      1,842.3          1,040.0            --          149.4         3,031.7
                                                 ----------------------------------------------------------------------------
Balance at September 30, 2004 ..................     $1,842.3         $1,040.0            --       $  149.4        $3,031.7
                                                 ============================================================================

(1)   Goodwill derecognized in the purchase transaction with Manulife.
(2)   Goodwill recognized in the purchase transaction with Manulife.

                                                                    Wealth                    Corporate and
                                                   Protection     Management       G&SFP          Other         Consolidated
                                                 ----------------------------------------------------------------------------
                                                                                    (in millions)
Goodwill:
---------
Balance at January 1, 2003 .....................     $   66.1         $   42.1            --       $    0.4        $  108.6
                                                 ----------------------------------------------------------------------------
Balance at December 31, 2003 ...................     $   66.1         $   42.1            --       $    0.4        $  108.6
                                                 ============================================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 9 -- Goodwill and Other Intangible Assets - (Continued)

Unamortizable intangible assets (continued):

                                                                    Wealth                    Corporate and
                                                   Protection     Management       G&SFP          Other         Consolidated
                                                 ----------------------------------------------------------------------------
                                                                                    (in millions)
Brand name:
-----------
Balance at January 1, 2004 .....................           --               --            --             --              --
Brand name recognized (1) ......................     $  364.4         $  209.0            --       $   26.6        $  600.0
                                                 ----------------------------------------------------------------------------
Balance at September 30, 2004 ..................     $  364.4         $  209.0            --       $   26.6        $  600.0
                                                 ============================================================================

(1)   Brand name recognized in the purchase transaction with Manulife.

                                                                      Wealth                    Corporate and
                                                     Protection     Management       G&SFP          Other         Consolidated
                                                  -----------------------------------------------------------------------------
                                                                                      (in millions)
Investment management contracts:
--------------------------------
Balance at January 1, 2004 .......................           --         $    6.3            --             --        $    6.3
Investment management contracts derecognized (1)..           --             (6.3)           --             --            (6.3)
Investment management contracts recognized (2) ...           --            292.9            --             --           292.9
                                                    -------------------------------------------------------------------------
Balance at September 30, 2004 ....................           --         $  292.9            --             --        $  292.9
                                                    =========================================================================

(1) Investment management contracts derecognized in the purchase transaction with Manulife.
(2) Investment management contracts recognized in the purchase transaction with Manulife.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 9 -- Goodwill and Other Intangible Assets - (Continued)

Unamortizable intangible assets (continued):

                                                                      Wealth                    Corporate and
                                                     Protection     Management       G&SFP          Other         Consolidated
                                                  -----------------------------------------------------------------------------
                                                                                      (in millions)
Investment management contracts:
--------------------------------
Balance at January 1, 2003 .....................           --         $    5.2            --             --        $    5.2
Acquisitions(1) ................................           --              1.1            --             --             1.1
                                                 --------------------------------------------------------------------------
Balance at December 31, 2003 ...................           --         $    6.3            --             --        $    6.3
                                                 ==========================================================================

(1) This increase results from JH Fund's purchases of the mutual fund investment management contracts for the US Global Leaders Fund, Classic Value Fund, and Large Cap Select Fund in 2003.

Amortizable intangible assets:

                                                                      Wealth                    Corporate and
                                                     Protection     Management       G&SFP          Other         Consolidated
                                                  -----------------------------------------------------------------------------
                                                                                      (in millions)
Distribution networks:
----------------------
Balance at January 1, 2004 .....................           --               --            --             --              --
Distribution networks recognized (1) ...........     $  308.6         $   88.6            --             --        $  397.2
Amortization ...................................         (0.5)              --            --             --            (0.5)
                                               ----------------------------------------------------------------------------
Balance at September 30, 2004 ..................     $  308.1         $   88.6            --             --        $  396.7
                                               ============================================================================

(1) Distribution networks recognized in the purchase transaction with Manulife.

                                                                      Wealth                    Corporate and
                                                     Protection     Management       G&SFP          Other         Consolidated
                                                  -----------------------------------------------------------------------------
                                                                                      (in millions)
Other investment management contracts:
--------------------------------------
Balance at January 1, 2004 .....................           --               --            --             --              --
Other investment management contracts
  recognized (1) ...............................           --         $   20.3            --       $   41.4        $   61.7
Amortization ...................................           --             (0.5)           --           (1.2)           (1.7)
                                                    -----------------------------------------------------------------------
Balance at September 30, 2004 ..................           --         $   19.8            --       $   40.2        $   60.0
                                                    =======================================================================

(1) Other investment management contracts recognized in the purchase transaction with Manulife.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 9 -- Goodwill and Other Intangible Assets - (Continued)

Amortizable intangible assets (continued):

                                                                      Wealth                    Corporate and
                                                     Protection     Management       G&SFP          Other         Consolidated
                                                  -----------------------------------------------------------------------------
                                                                                      (in millions)
VOBA:
-----
Balance at January 1, 2004 .....................     $  168.5               --            --             --        $  168.5
Amortization ...................................         (5.1)              --            --             --            (5.1)
Adjustment to unrealized gains on
  securities available for sale ................          5.5               --            --             --             5.5
Other adjustments (1) ..........................         (1.4)              --            --             --            (1.4)
                                                 -----------------------------------------------------------------------------
Balance at April 28, 2004 ......................     $  167.5               --            --             --        $  167.5
                                                 =============================================================================

(1) VOBA related to the acquisition of the fixed universal life insurance business of Allmerica was adjusted to reflect adjustments to the purchase price accounting for the acquisition of that block of business.

                                                                    Wealth                    Corporate and
                                                   Protection     Management       G&SFP          Other         Consolidated
                                                 ----------------------------------------------------------------------------
                                                                                    (in millions)
VOBA:
-----
Balance at April 29, 2004 ......................     $  167.5               --            --             --        $  167.5
VOBA derecognized (1) ..........................       (167.5)              --            --             --          (167.5)
VOBA recognized (2) ............................      2,141.8         $  474.9      $  247.9             --         2,864.6
Amortization ...................................        (18.3)           (27.3)        (23.8)            --           (69.4)
Adjustment to unrealized gains on
  securities available for sale ................        (20.4)           (21.2)           --             --           (41.6)
                                                   ------------------------------------------------------------------------
Balance at September 30, 2004 ..................     $2,103.1         $  426.4      $  224.1             --        $2,753.6
                                                   ========================================================================

(1)  VOBA derecognized in the purchase transaction with Manulife.
(2)  VOBA recognized in the purchase transaction with Manulife.

                                                                    Wealth                    Corporate and
                                                   Protection     Management       G&SFP          Other         Consolidated
                                                 ----------------------------------------------------------------------------
                                                                                    (in millions)
VOBA:
-----
Balance at January 1, 2003 .....................     $  177.2               --            --             --        $  177.2
Amortization ...................................        (10.1)              --            --             --           (10.1)
Adjustment to unrealized gains on
  securities available for sale ................         (2.8)              --            --             --            (2.8)
Other adjustments(1) ...........................          4.2               --            --             --             4.2
                                                 --------------------------------------------------------------------------
Balance at December 31, 2003 ...................     $  168.5               --            --             --        $  168.5
                                                 ==========================================================================

(1) An adjustment of $4.2 million was made to previously recorded VOBA relating to acquisition of the fixed universal life insurance business of Allmerica, to reflect refinements in methods and assumptions implemented upon finalization of transition.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 10 -- Pension and Other Postretirement Benefit Plans

The Company maintains a number of pension and benefit plans for its eligible employees and agents. The following table demonstrates the components of the Company's net periodic benefit cost for the periods indicated. Through September 30, 2004, there is no significant difference to the pre-merger and post-merger net periodic benefit cost values so the following information is presented without such distinction:

                                          Three Months Ended September 30,       Nine Months Ended September 30,
                                          2004     2003       2004      2003     2004      2003      2004      2003
                                        ----------------   -----------------   -----------------   -----------------
                                                                 Other                                  Other
                                                            Postretirement                          Postretirement
                                        Pension Benefits       Benefits        Pension Benefits        Benefits
                                        ----------------   -----------------   -----------------   -----------------
                                                                      (in millions)

Service cost ........................   $  5.6    $  6.7    $  0.4    $  0.4    $ 16.8    $ 20.1    $  1.1    $  1.2
Interest cost .......................     31.9      32.7       9.2       8.8      96.3      98.1      27.1      26.5
Expected return on plan assets ......    (43.2)    (39.0)     (5.3)     (4.4)   (130.7)   (117.0)    (15.6)    (13.1)
Amortization of transition asset ....       --        --        --        --        --       0.1        --        --
Amortization of prior service cost ..       --       1.9        --      (1.6)      2.2       5.7      (2.5)     (4.9)
Recognized actuarial gain ...........       --       7.5        --       1.7       8.3      22.5       4.2       5.1
                                        ----------------------------------------------------------------------------
       Net periodic benefit cost ....   $ (5.7)   $  9.8    $  4.3    $  4.9    $ (7.1)   $ 29.5    $ 14.3    $ 14.8
                                        ============================================================================

Employer Contributions

The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute approximately $2 million to its qualified pension plan in 2004 and approximately $43 million to its non-qualified pension plans in 2004. As of September 30, 2004, $2.4 million contributions have been made to the qualified plans, reaching the Company's anticipated contribution level for the year ending December 31, 2004. As of September 30, 2004, $35.9 million of the contributions have been made to the non-qualified plans, and the Company anticipates contributing another $7.1 million to reach a total of $43.0 million for the year ended December 31, 2004.

The Company's policy is to fund its other post retirement benefits in amounts at or below the annual tax qualified limits. As of September 30, 2004, $38.3 million was contributed to its other post retirement benefit plans. The Company expects to contribute approximately $50 million to its other post retirement benefit plans in 2004.

On December 8, 2003, President Bush signed into law a bill that expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) provides for special tax-free subsidies to employers that offer plans with qualifying drug coverage beginning in 2006. There are two broad groups of retirees receiving employer-subsidized prescription drug benefits at the Company. The first group, those who retired prior to January 1, 1992, receives a subsidy of between 90% and 100% of total cost. Since this subsidy level will clearly meet the criteria for a qualifying drug coverage, the Company anticipates that the benefits it pays after 2005 for pre-1992 retirees will be lower as a result of the new Medicare provisions. In accordance with Financial Accounting Standards Board Staff Position FAS 106-2 (FSP FAS 106-2), the Company reflected a reduction in the accumulated plan benefit obligation for this group of $40.9 million as of the purchase accounting remeasurement (April 28, 2004) and reduced net periodic postretirement benefit costs by $1.0 million for the period April 29 through September 30, 2004. With respect to the second group, those who retired on or after January 1, 1992, the employer subsidy on prescription drug benefits is capped. Since final authoritative accounting guidance has not yet been issued on determining whether a benefit meets the actuarial criteria for qualifying drug coverage, the Company has deferred recognition as permitted by FSP FAS 106-2 for this group. The final accounting guidance could require changes to previously reported information.

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

At September 30, 2004 and December 31, 2003, the Company had the following variable life contracts with guarantees. For guarantees of amounts in the event of death, the net amount at risk is defined as the excess of the initial sum insured over the current sum insured for fixed premium variable life contracts, and, for other variable life contracts, is equal to the sum insured when the account value is zero and the policy is still in force.

                                                              September 30,      December 31,
                                                                   2004              2003
                                                              -------------------------------
                                                               (in millions, except for age)
Life contracts with guaranteed benefits
 In the event of death
 Account values...........................................       $6,381.3           $6,249.4
 Net amount at risk related to deposits...................         $130.2             $106.2
 Average attained age of contractholders .................             44                 46

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

At September 30, 2004 and December 31, 2003, the Company had the following variable contracts with guarantees. (Note that the Company's variable annuity contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive.) For guarantees of amounts in the event of death, the net amount at risk is defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date. For guarantees of amounts at annuitization, the net amount at risk is defined as the present value of the minimum guaranteed annuity payments available to the contract holder determined in accordance with the terms of the contract in excess of the current account balance. For guarantees of accumulation balances, the net amount at risk is defined as the guaranteed minimum accumulation balance minus the current account balance.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 11 -- Certain Separate Accounts - (Continued)

                                                   September 30, 2004     December 31,2003
                                                   ----------------------------------------
                                                   (in millions, except for age and percents)
Return of net deposits
 In the event of death
 Account value .................................         $3,182.3             $3,406.4
 Net amount at risk ............................            145.7             $  153.8
 Average attained age of contractholders .......               62                   61

Return of net deposits plus a minimum return
In the event of death
 Account value .................................         $  955.1             $1,051.7
 Net amount at risk ............................         $  246.3             $  230.7
 Average attained age of contractholders .......               64                   63
 Guaranteed minimum return rate ................               5%                   5%
At annuitization
 Account value .................................         $  200.3             $  169.4
 Net amount at risk ............................               --                   --
 Average attained age of contractholders .......               57                   57
 Range of guaranteed minimum return rates ......             4-5%                 4-5%

Highest specified anniversary amount value minus
withdrawals post anniversary
In the event of death
 Account value .................................         $1,139.6             $1,224.7
 Net amount at risk ............................         $  197.0             $  214.0
 Average attained age of contractholders .......               59                   58

Account balances of variable contracts with guarantees were invested in various separate accounts in variable separate mutual funds which included foreign and domestic equities and bonds as shown below:

                                                              September 30,       December 31,
                                                                  2004                2003
                                                              --------------------------------
Type of Fund                                                           (in millions)
Domestic Equity - Growth Funds.......................           $ 2,744.4          $ 2,813.4
Domestic Bond Funds..................................             2,318.2            2,423.5
Domestic Equity - Growth & Income Funds..............             2,261.0            2,341.2
Balanced Investment Funds............................             2,092.1            2,167.4
Domestic Equity - Value Funds........................               978.2              865.0
International Equity Funds...........................               625.7              621.1
International Bond Funds.............................               106.7              107.3
Hedge Funds..........................................                37.9               22.7
                                                               ----------         ----------
 Total ..............................................           $11,164.2          $11,361.6
                                                               ==========         ==========

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 11 -- Certain Separate Accounts - (Continued)

The following summarizes the liabilities for guarantees on variable contracts reflected in the general account:

                                                                   Guaranteed       Guaranteed
                                                                     Minimum         Minimum
                                                                      Death           Income
                                                                     Benefit         Benefit
                                                                     (GMDB)           (GMIB)          Totals
                                                                  -------------------------------------------
                                                                                  (in millions)

Balance at January 1, 2004.....................................       $ 32.9           $ 1.0         $ 33.9
Incurred guarantee benefits....................................          4.7             0.5            5.2
Fair value adjustment at Manulife acquisition..................          4.0              --            4.0
Paid guarantee benefits........................................         (6.7)             --           (6.7)
                                                                  -------------------------------------------
Balance at September 30, 2004..................................       $ 34.9           $ 1.5         $ 36.4
                                                                  ===========================================

The GMDB liability is determined each period end by estimating the expected value of death benefits in excess of the projected account balance and recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The following assumptions and methodology were used to determine the GMDB liability at September 30, 2004.

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

o     Annuity mortality was assumed to be 100% of the Annuity 2000 table.

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

Note 12 -- Subsequent Event

In October 2004, Manulife restructured its direct ownership of JHFS, the Company's parent. As part of the restructuring John Hancock Holdings, LLC, a Delaware LLC, a wholly-owned subsidiary of Manulife, was formed as an intermediate holding company to hold the shares of JHFS. The transaction had no financial impact on the Company.

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

Critical Accounting Policies

      General

      We have identified the accounting policies below as critical to our business operations and understanding of our results of operations. For a detailed discussion of the application of these and other accounting policies, see Note 1--Summary of Significant Accounting Policies in the notes to consolidated financial statements in the Company's 2003 Annual Report on Form 10-K. Note that the application of these accounting policies in the preparation of this report requires management to use judgments involving assumptions and estimates concerning future results or other developments including the likelihood, timing or amount of one or more future transactions or events. There can be no assurance that actual results will not differ from those estimates. These judgments are reviewed frequently by senior management, and an understanding of them may enhance the reader's understanding of the Company's financial statements. We have discussed the identification, selection and disclosure of critical accounting estimates and policies with the Audit Committee of the Board of Directors.

      Purchase Accounting (PGAAP)

      In accordance with SFAS No. 141, "Business Combinations" the merger transaction was accounted for as a purchase of John Hancock by Manulife. The purchase method requires that John Hancock, the acquired company, adjust the cost and reporting basis of its assets and liabilities to their fair values on the acquisition date (the purchase adjustments).

      The determination of the purchase adjustments relating to investments included utilization of independent price quotes where available and management's own estimates and assumptions where independent price quotes were unavailable. Other purchase adjustments also required significant management estimates and assumptions. The purchase adjustments relating to intangible assets, including goodwill, value of business acquired (VOBA), brand name and others, and to liabilities, including policyholder reserves, and others, required management to exercise significant judgment in assessing fair values.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      The Company is in the process of completing the valuations of a portion of the assets acquired and liabilities assumed; thus the allocation of the purchase price is subject to refinement.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

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

      Intangible Assets

      The Company recognizes several intangible assets, all of which resulted from business combinations. Valuation, and where applicable, amortization of these assets require significant management estimates and judgment.

Unamortizable assets include goodwill, brand name and investment management contracts. Goodwill is the excess of the cost to Manulife over the fair value of the Company's identifiable assets acquired by Manulife in the recent merger. Brand name is the fair value assigned to the Company's trademark and trade name. Investment management contracts are fair values of the investment management relationships between the Company and each of the mutual funds managed by the Company.

Amortizable assets include value of business acquired (VOBA), distribution networks and other investment management contracts. VOBA is the present value of estimated future profits of insurance policies in force related to the Company's businesses acquired by Manulife in the recent merger. VOBA has weighted average lives ranging from 6 to 17 years for various insurance businesses. Distribution networks are fair values assigned to the Company's networks of sales agents and producers responsible for procuring business. Distribution networks have weighted average lives of 21 years. Other investment management contracts are the fair values assigned to the Company's Company's institutional investment management contracts managed by its investment management subsidiaries. Other investment management contracts have weighted average lives of 9 years. Collectively, these amortizable intangible assets have a weighted average life of 14.7 years.

The Company will test unamortizable intangible assets for impairment on an annual basis, and also in response to any events which both suggest that these assets may be impaired (triggering events.) Amortizable intangible assets will be tested only in response to triggering events. The Company will test goodwill using the two-step impairment testing program set forth in SFAS No. 142 "Goodwill and Other Intangible Assets." VOBA and the Company's other intangible assets will be evaluated by comparing their fair values to their current carrying values whenever they are tested. Impairments will be recorded whenever an asset's fair value is deemed to be less than its carrying value.

      Amortization of Deferred Policy Acquisition Costs (DAC) and Value of Business Acquired (VOBA) Assets

      Costs that vary with, and are related primarily to, the production of new business are deferred to the extent that they are deemed recoverable. Such costs include commissions, certain costs of policy issue and underwriting, and certain agency expenses. Similarly, any amounts assessed as initiation fees or front-end loads are recorded as unearned revenue. The Company has also recorded intangible assets representing the present value of estimated future profits of insurance policies inforce related to business acquired. The Company tests the recoverability of its DAC and VOBA assets quarterly with a model that uses data such as market performance, lapse rates and expense levels. We amortize DAC and VOBA on term life and long-term care insurance ratably with premiums. We amortize DAC and VOBA on our annuity products and retail life insurance, other than term life insurance policies, based on a percentage of the estimated gross profits over the lives of the policies. These policy lives are, generally, up to thirty years for products supporting DAC and VOBA. Our estimated gross profits are computed based on assumptions related to the underlying policies including mortality, lapse, expenses, and asset growth rates. We amortize DAC, VOBA and unearned revenue on these policies such that the percentage of gross profits realized compared to the amount of DAC, VOBA and unearned revenue amortized is constant over the life of the policies.

      Estimated gross profits, including net realized investment and other gains (losses), are adjusted periodically to take into consideration the actual experience to date and assumed changes in the remaining gross profits. When estimated gross profits are adjusted, we also adjust the amortization of DAC and VOBA to maintain a constant amortization percentage over the life of the policies. Our current estimated gross profits include certain judgments by our actuaries concerning mortality, lapse and asset growth that are based on a combination of actual Company experience and historical market experience of equity and fixed income returns. Short-term variances of actual results from the judgments made by management can impact quarter to quarter earnings. Our history has shown us that the actual results over time for mortality, lapse and the combination of investment returns and crediting rates (referred in the industry as interest spread) for the life insurance and annuity products have reasonably followed the long-term historical trends. As actual results for market experience or asset growth fluctuate significantly from historical trends and

                       JOHN HANCOCK LIFE INSURANCE COMPANY

the long-term assumptions made in calculating expected gross profits, management changes these assumptions periodically, as necessary.

      Benefits to Policyholders

      The liability for future policy benefits is the largest liability included in our consolidated balance sheets, equal to $42,703.6 million, or 47.8%, of total liabilities as of September 30, 2004. Changes in this liability are generally reflected in the benefits to policyholders in our consolidated statements of income. This liability is primarily comprised of the present value of estimated future payments to holders of life insurance and annuity products based on certain management judgments. Reserves for future policy benefits of certain insurance products are calculated using management's judgments of mortality, morbidity, lapse, investment performance and expense levels that are based primarily on the Company's past experience and are therefore reflective of the Company's proven underwriting and investing abilities. Once these assumptions are made for a given policy or group of policies, they will not be changed over the life of the policy unless the Company recognizes a loss on the entire line of business, or the Company is acquired. The Company periodically reviews its policies for loss recognition and, based on management's judgment, the Company from time to time may recognize a loss on certain lines of business. Short-term variances of actual results from the judgments made by management are reflected in current period earnings and can impact quarter to quarter earnings.

      Investment in Debt and Equity Securities

      Impairments on our investment portfolio are recorded as a charge to income in the period when the impairment is judged by management to occur. See the General Account Investments section of this document for a more detailed discussion of the investment officers' professional judgments involved in determining impairments and fair values.

      Certain of our fixed income securities classified as available-for-sale are not publicly traded, and quoted market prices are not available from brokers or investment bankers on these securities. Changes in the fair values of the available-for-sale securities are recorded in other comprehensive income as unrealized gains and /or losses. We calculate the fair values of these securities ourselves through the use of pricing models and discounted cash flows calling for a substantial level of professional investment management judgment. Our approach is based on currently available information, including information obtained by reviewing similarly traded securities in the market, and we believe it to be appropriate and fundamentally sound. However, different pricing models or assumptions or changes in relevant current information could produce different valuation results. The Company's pricing model takes into account a number of factors based on current market conditions and trading levels of similar securities. These include current market based factors related to credit quality, country of issue, market sector and average investment life. The resulting prices are then reviewed by the pricing analysts and members of the Security Operations Department. Our pricing analysts take appropriate action to reduce the valuation of securities where an event occurs that negatively impacts the securities' value. Certain events that could impact the valuation of securities include issuer credit ratings, business climate, management changes at the investee level, litigation, fraud and government actions, among others.

      As part of the valuation process we attempt to identify securities which may have experienced an other than temporary decline in value, and thus require the recognition of an other than temporary impairment. To assist in identifying these impairments, at the end of each quarter our Investment Review Committee reviews all securities where market value has been less than ninety percent of amortized cost for three months or more to determine whether other than temporary impairments need to be taken. This committee includes the head of workouts, the head of each industry team, the head of portfolio management, and the Chief Credit Officer of Manulife. The analysis focuses on each investee company's or project's ability to service its debts in a timely fashion and the length of time the security has been trading below amortized cost. The results of this analysis are reviewed quarterly by the Credit Committee at Manulife. This committee includes Manulife's Chief Financial Officer, Chief Investment Officer, Chief Risk Officer, Chief Credit Officer, and other senior management. See "Management's Discussion and Analysis of Financial Condition and Analysis of Financial Condition and Results of Operations--General Account Investments" section of this document for a more detailed discussion of this process and the judgments used therein.

      Benefit Plans

      The Company reviewed its pension and other post-employment benefit plan assumptions for the discount rate, the long-term rate of return on plan assets, and the compensation increase rate for incorporation in the measurements made as of April 28, 2004 (the date of the Manulife acquisition of the Company) and for net periodic costs for the calendar year. These assumptions are normally incorporated in measurements made annually as of each December 31 and for the subsequent calendar year resulting thereon.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

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

      On December 8, 2003, President Bush signed into law a bill that expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) provides for special tax-free subsidies to employers that offer plans with qualifying drug coverages beginning in 2006. There are two broad groups of retirees receiving employer-subsidized prescription drug benefits at the Company. The first group, those who retired prior to January 1, 1992, receives a subsidy of between 90% and 100% of total cost. Since this subsidy level will clearly meet the criteria for qualifying drug coverage, the Company anticipates that the benefits it pays after 2005 for pre-1992 retirees will be lower as a result of the new Medicare provisions. In accordance with Financial Accounting Standards Board Staff Position FAS 106-2 (FSP FAS 106-2), the Company reflected a reduction in the accumulated plan benefit obligation for this group of $40.9 million as of the purchase accounting remeasurement (April 28, 2004) and reduced net periodic postretirement benefit costs by $1.0 million for the period from April 29 through September 30, 2004. With respect to the second group, those who retired on or after January 1, 1992, the employer subsidy on prescription drug benefits is capped and currently provides as low as 25% of total cost. Since final authoritative accounting guidance has not yet been issued on determining whether a benefit meets the actuarial criteria for qualifying drug coverage, the Company has deferred recognition as permitted by FSP FAS 106-2 for this group. The final accounting guidance could require changes to previously reported information.

      Income Taxes

      Our reported effective tax rate on net income was 59.5% and 20.1% for the three month periods ended September 30, 2004 and 2003 and 38.2% and 27.8% for the nine month periods ended September 30, 2004 and 2003, respectively. The increase in the effective tax rate during the period is due to changes in the recognition of tax expense as a result of the purchase accounting for leveraged leases as required by FASB Interpretation No. 21, "Accounting for Leases in a Business Combination" and FASB Statement of Financial Accounting Standards No. 13, "Accounting for Leases". Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to us. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may not succeed. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. Our effective tax rate includes the impact of reserve provisions, changes to reserves that we consider appropriate and related interest. This rate is then applied to our year-to-date operating results.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

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

      While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our reserves reflect the probable outcome of known tax contingencies. Our tax reserves are presented in the balance sheet within the deferred tax liability.

Reinsurance

      We reinsure portions of the risks we assume for our protection insurance products. The maximum amount of individual ordinary life insurance retained by us on any life is $10 million under an individual policy and $20 million under a second-to-die policy. As of January 1, 2001, we established additional reinsurance programs, which limit our exposure to fluctuations in life insurance claims for individuals for whom the net amount at risk is $3 million or more. As of January 1, 2001, the Company also entered into agreements with two reinsurers covering 50% of its closed block business. One of these reinsurers is Manulife. Effective April 28, 2004 the Company operates as a subsidiary of Manulife. Effective December 31, 2003, the Company entered into an agreement with a third reinsurer covering another 5% of its closed block business. The reinsurance agreements are structured so they will not affect policyholder dividends or any other financial items reported within the closed block, which was established at the time of the Life Company's demutualization to protect the reasonable dividend expectations of certain participating life insurance policyholders.

      In addition, the Company has entered into reinsurance agreements to specifically address insurance exposure to multiple life insurance claims as a result of a catastrophic event. The Company has put into place, effective July 1, 2002, catastrophic reinsurance covering individual life insurance policies written by all of its U.S. life insurance subsidiaries. Effective July 1, 2004, the Company is covered by its parent's catastrophic reinsurance under its global catastrophe reinsurance program which covers losses in excess of $50 million up to $150 million. This global catastrophe reinsurance covers all terrorist acts in Canada, in the United States and elsewhere nuclear, biological and chemical terrorist acts are not covered. Should catastrophic reinsurance become unavailable to the Company in the future, the absence of, or further limitations on, reinsurance coverage could adversely affect the Company's future net income and financial position.

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

                                     Three Months Ended September 30,
                           2004                         2003
                         Proforma         2004        Proforma          2003
                      ----------------------------------------------------------
                                           (in millions)

Revenue........         $ 1,517.3      $ 1,517.3      $ 1,690.4      $ 1,690.4

Net income.....         $    59.2      $    59.2      $   157.7      $   157.7

                       Period from April 29 through     Period from January 1     Nine Months Ended
                              September 30,               through April 28,         September 30,
                           2004                        2004                             2003
                         Proforma       2004         Proforma        2004       Proforma       2003
                      ------------------------------------------------------------------------------------
                                                         (in millions)

Revenue........         $ 2,699.7    $ 2,699.7      $2,513.4       $2,513.4     $5,338.5      $5,383.3

Net income.....         $   228.3    $   228.3      $  329.3       $  329.3     $  683.6      $  686.4

Disposal:

On June 19, 2003, the Company agreed to sell its group life insurance business through a reinsurance agreement with Metropolitan Life Insurance Company, Inc (MetLife). The Company is ceding all activity after May 1, 2003 to MetLife. The transaction was recorded as of May 1, 2003 and closed November 4, 2003.

Subsequent Events

In October 2004, Manulife restructured its direct ownership of JHFS, the Company's parent. As part of the restructuring John Hancock Holdings, LLC, a Delaware LLC, a wholly-owned subsidiary of Manulife, was formed as an intermediate holding company to hold the shares of JHFS. The transaction had no financial impact on the Company.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Results of Operations

      The tables below present the consolidated results of operations for the periods presented:

                                                                   Three Months Ended         Nine Months Ended
                                                                     September 30,              September 30,
                                                                    2004        2003          2004         2003
                                                                --------------------------------------------------
                                                                                   (in millions)
Revenues
Premiums .....................................................  $   476.1   $   475.1      $1,429.0    $  1,431.8
Universal life and investment-type product fees ..............      160.3       155.6         495.6         463.7
Net investment income ........................................      836.2       931.5       2,702.7       2,806.9
Net realized investment and other gains (losses), net of
      related amortization of deferred policy acquisition
      costs and value of business acquired, amounts credited
      to participating pensions contractholders and the
      policyholder dividend obligation (1) ...................     (148.0)      (62.7)          1.9         121.0
Investment management revenues, commissions, and other fees ..      132.7       129.3         398.0         370.9
Other revenue ................................................       60.0        61.6         185.9         189.0
                                                                ----------------------     -----------------------
                  Total revenues .............................    1,517.3     1,690.4       5,213.1       5,383.3

Benefits and expenses
Benefits to policyholders, excluding amounts related to net
      realized investment and other gains (losses) credited
      to participating pension contractholders and the
      policyholder dividend obligation (2) ...................      848.3       935.1       2,681.8       2,804.1
Other operating costs and expenses ...........................      350.8       345.4       1,057.5       1,010.8
Amortization of deferred policy acquisition costs, excluding amounts related to net realized investment and other
      gains (losses) (3) .....................................       57.7        61.0         217.3         196.4
Dividends to policyholders ...................................      114.2       151.6         349.1         421.6
                                                                ----------------------     -----------------------
                 Total benefits and expenses .................    1,371.0     1,493.1       4,305.7       4,432.9

Income before taxes ..........................................      146.3       197.3         907.4         950.4

Income taxes .................................................       87.1        39.6         346.5         264.0
                                                                ----------------------     -----------------------

Net income before cumulative effect of accounting change .....       59.2       157.7         560.9         686.4

Cumulative effect of accounting change, net of income tax ....         --          --          (3.3)           --
                                                                ----------------------     -----------------------

                Net income ...................................  $    59.2   $   157.7      $  557.6    $    686.4
                                                                ======================     =======================

(1) Net of related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholders and the policyholder dividend obligation of $0.4 million and $(35.4) million for the three months ended September 30, 2004 and 2003, and $12.4 million and $(35.9) million for the nine months ended September 30, 2004 and 2003, respectively.
(2) Excluding amounts related to net realized investment and other gains (losses) credited to participating pension contractholders and the policyholder dividend obligation of $9.6 million and $(29.7) million for the three months ended September 30, 2004 and 2003, and $38.0 million and $(42.6) million for the nine months ended September 30, 2003 and 2002, respectively.
(3) Excluding amounts related to net realized investment and other gains (losses) of $(9.2) million and $(5.7) million for the three months ended September 30, 2004 and 2003, and $(25.6) million and $6.7 million for the nine months ended September 30, 2004 and 2003, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

      As a result of Manulife's acquisition of the Company, see Note 1- Change of Control, the Company renamed and reorganized certain businesses within its operating segments to better align the Company with its new parent, Manulife. The Company renamed the Asset Gathering Segment as the Wealth Management Segment. In addition, the Institutional Investment Management Segment was moved to the Corporate and Other Segment. Other realignments include moving Signator Investors, Inc. our agent sales organization, from Wealth Management to Protection, and Group Life, Retail Discontinued operations, discontinued health insurance operations and Creditor from Corporate and Other to Protection. International Group Plans (IGP) remains in international operations in our Corporate and Other Segment while IGP will be reported in Reinsurance in Manulife's segment results. The financial results for all periods have been reclassified to conform to the current period presentation.

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

      Consolidated income before income taxes decreased 25.8%, or $51.0 million, for the three month period ended September 30, 2004 from the prior year. The decrease in consolidated income before income taxes was driven by the G&SFP Segment where earnings declined $107.0 million, driven by net investment and other realized losses, lower net investment income coupled with lower spreads and amortization of the VOBA asset. In addition, income before income taxes decreased $56.9 million in the long-term care insurance business from the prior year driven by increase net investment and other realized losses, increased expenses and higher amortization of VOBA. Partially offsetting these decreases was the impact of purchase accounting on tax preferenced investments held in the Corporate and Other Segment, where income before taxes increased $120.7 million. The benefit to income before income taxes of the application of purchase accounting to tax preferenced investments does not flow through to net income, or income after taxes. The application of purchase accounting to the Company's tax preferenced investments in leveraged leases and service contracts created discounts to cost which are being amortized to net investment income over the term of the contract while provision for income taxes increased for the higher earnings. For analysis of consolidated net realized investment and other gains (losses), see below and General Account Investments in the MD&A.

      Premiums increased 0.2%, or $1.0 million, from the prior year. The primary driver behind this flat performance of premiums is the $15.2 million decrease in traditional life insurance product premiums due to lower single premiums from a lower dividend scale and lower renewal premiums from run off of the closed block. In addition, premiums in the G&SFP Segment declined $1.8 in sales of structured settlements, and the fixed annuity business premiums declined $1.3 million. Offsetting these declines was premium growth in the long-term care insurance business of $15.5 million, or 11.2%, primarily due to business growth resulting from strong renewal premiums. In addition, premiums also increased in the international business by $2.7 million, or 3.0%.

      Universal life and investment-type product fees increased 3.0%, or $4.7 million, from the prior year. The increase in product fees was driven by a $9.1 million increase in the universal life insurance business due primarily to a $6.7 million increase in cost of insurance fees. In addition, the Company adopted SOP 03-1 on January 1, 2004. The adoption of this new accounting standard for long duration contracts requires the reporting of universal life product fees on a received basis, by replacing an "unearned revenue" reserve with a reserve for future policyholder benefits. Partially offsetting these increases in product fees was a decrease in fees in the retail annuities business of $2.0 million due in part to lower average account balances for variable annuities. In addition, the variable life insurance business product fees declined $1.4 million due to lower deposits into this product line.

      Net investment income decreased 10.2%, or $95.3 million, from the prior year. The yield, net of investment expenses, on the general account portfolio decreased to 5.01% from 5.57% in the prior year. The decrease in yields were driven by the April 28, 2004 asset mark to market done in accordance with purchase accounting rules, for Manulife's acquisition of JHFS; lower performance in the period on hedge fund of fund investments; at period end the Company's asset portfolio had approximately $12 billion of floating-rate exposure (primarily LIBOR) compared to $13 billion at September 30, 2003. This exposure was created mostly through interest rate swaps designed to match our floating-rate liability portfolio. At quarter end, approximately 88% of this exposure, excluding cash and short-term investments, was directly offset by exposure to floating-rate liabilities. Most of the remaining 12% of exposure is in floating rate assets acquired for their relative value and is accounted for in the portfolio's interest rate risk management plan; certain of our tax-preferenced investments (affordable housing limited partnerships and lease

                       JOHN HANCOCK LIFE INSURANCE COMPANY

residual management) reduce the Company's net portfolio pre-tax yield; the inflow of new cash and reinvestments within the portfolio for the period were invested at rates that were below the portfolio rate. For additional analysis regarding net investment income, see below and General Account Investments in the MD&A.

      Net realized investment and other losses increased $85.3 million. See detail of current period net realized investment and other gains (losses) in table below. The change in net realized investment and other gains (losses) is the net result of a $30.7 million decrease in gains on the disposals and $48.7 million increase in losses in hedging adjustment driven by derivative instruments, partially offset by a $20.5 million decrease in losses on disposal. The Company recorded $45.2 million in impairments of fixed maturity securities compared to $70.7 million in the prior year. The largest impairments of fixed maturity securities were $30.4 million on major U.S. airlines, and $14.0 million relating to a manufacturer of parcel delivery vans. For additional analysis regarding net realized investment and other gains (losses), see below and General Account Investments in the MD&A.

                                           Impairments                                                   Net
For the Three Months Ended                    and      Gross Gain   Gross Loss      Hedging       Realized Investment
September 30, 2004                          Reserves   on Disposal  on Disposal    Adjustments   and Other Gain/(Loss)
                                          ----------------------------------------------------------------------------
                                                                         (in millions)
Fixed maturity securities ..............     $  (45.2)    $  54.9     $  (12.1)      $   6.2              $   3.8
Equity securities ......................           --        11.0         (0.6)           --                 10.4
Mortgage loans on real estate...........        (11.6)        4.5         (7.6)          1.6                (13.1)
Real estate.............................           --         2.4           --            --                  2.4
Other invested assets...................         (6.7)        9.5         (2.3)           --                  0.5
Derivatives.............................           --          --           --        (151.6)              (151.6)
                                          ----------------------------------------------------------------------------
               Subtotal.................     $  (63.5)    $  82.3     $  (22.6)      $(143.8)             $(147.6)
                                          ----------------------------------------------------------------------------

          Amortization adjustment for deferred policy acquisition costs and
              value of business acquired.....................................................                 9.2
          Amounts credited to participating pension contractholders..........................                 2.4
          Amounts credited to the policyholder dividend obligation...........................               (12.0)
                                                                                                ----------------------
               Total.........................................................................             $(148.0)
                                                                                                ======================

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

      Investment management revenues, commissions and other fees (advisory fees) increased 2.6%, or $3.4 million, from the prior year. The increase in advisory fees was driven by the Signator Financial Network's sales of Manulife product during the period. Signator Financial Network's advisory fees increased $6.5 million, or 19.8%. Since the merger with Manulife, agents of the Company have had a broader product group from which to sell, the agents have leveraged this more diverse product base to increase their production, resulting in higher advisory fee income for the Company. In the mutual fund business, fees grew by 0.5%, or $0.4 million, over the prior year due to higher assets under management on higher sales and market appreciation. In addition, advisory fees in our institutional asset management business decreased 4.0% driven by lower advisory fees resulting from lower assets under management.

      Other revenue decreased 2.6%, or $1.6 million, from the prior year. The Company experienced decreases in other revenues due to the sale of the group life insurance business of $1.0 million. In addition, other operating costs and expenses decreased $1.2 million in the institutional investment management business and $1.2 million in the G&SFP Segment due to lower commissions. Other revenue consists principally of the revenues generated by Signature Fruit, a subsidiary of the Company since April 2, 2001, which acquired certain assets and assumed liabilities out of Tri Valley Growers, Inc., a cooperative association on that date. Signature Fruit revenue increased $2.6 million, to $58.3 million for the three months ended September 30, 2004 due to higher product sales. In addition, other revenue includes Federal long-term care business fee revenue of $1.9 million for the three months ended September 30, 2004, a decrease of $0.3 million from the prior year.

      Benefits to policyholders decreased 9.3%, or $86.8 million, from the prior year. The decrease in benefits to policyholders was driven by a decrease in the G&SFP Segment, which includes the institutional spread-based products, of 19.5% or $52.0 million primarily due to lower annuities and structured settlement sales and lower interest credited. Lower interest credited was driven by repricing of liability products at the date of the merger with Manulife for purchase accounting, the result was resetting the crediting rates to a lower market rate. Despite the 6.5%, or $1.6 billion, growth in the weighted average

                       JOHN HANCOCK LIFE INSURANCE COMPANY

reserves for spread-based products, interest credited on these products decreased $39.9 million due to a decline in the average interest credited rate on account balances. Benefits to policyholders declined $34.4 million in the traditional life insurance business driven by a decrease in the closed block policyholders dividend obligation. The decrease in the policyholder dividend obligation is the result of lower than expected investment income partially offset by lower dividends. In addition, benefits to policyholders decreased $37.8 million in the fixed annuities business driven by lower interest credited. Partially offsetting these decreases was the group life business increase of $20.1 million in benefits to policyholders compared to the prior year due to a return of claim stabilization reserves to a single customer in the prior year. The result of this transaction in the prior year was a reduction in benefits to policyholders and an increase in dividends resulting in no income impact. The group life business was sold effective May 1, 2003. In addition, benefits to policyholders increased in the long-term care insurance business by $29.5 million, driven by growth in the business. Demonstrating growth in the business was an increase in long-term care insurance premiums of $15.5 million.

      Operating costs and expenses increased 1.6%, or $5.4 million. Total operating costs and expenses were driven by increases of $8.1 million in the universal life insurance business and $15.7 million in the long-term care insurance business driven by growth in those businesses. The operating costs of Signature Fruit increased $1.2 million to $59.1 million from the prior year. In addition, operating costs and expenses decreased $20.1 million in corporate operations and $1.2 million, in the G&SFP Segment driven by lower commissions and taxes, licenses and fees.

      Amortization of deferred policy acquisition costs and value of business acquired decreased 5.4%, or $3.3 million, from the prior year. The decrease in amortization of deferred policy acquisition costs (DAC) and value of business acquired (VOBA) was driven by a decrease of $46.6 million of DAC amortization, partially offset by a $43.2 million increase in VOBA amortization. The change in amortization of these assets was driven by the impact of purchase accounting in the merger with Manulife. Purchase accounting adjusted the historical deferred policy acquisition asset to zero and created a new VOBA asset. The purchase accounting changes in the DAC and VOBA assets and related amortization impacted certain businesses more significantly than others. The G&SFP Segment historically had an immaterial DAC asset and low levels of DAC amortization. The purchase accounting applied to the merger with Manulife created a significant VOBA asset in the G&SFP Segment, which did not exist previously. As a result VOBA amortization in the G&SFP Segment increased $14.3 million.

      Dividends to policyholders decreased 24.7%, or $37.4 million from the prior year. The decrease in dividends to policyholders was driven by dividends in the traditional life insurance products which decreased 12.0%, or $13.7 million, due to a reduction in the dividend scale and a $22.4 million decrease in dividends in the group life insurance business due to a return of claim stabilization reserves to a single customer in the prior year. The result of this transaction in the prior year was a reduction in benefits to policyholder and an increase in dividends resulting in no income impact. Group life was sold effective May 1, 2003.

      Income taxes were $87.1 million in the third quarter of 2004, compared to $39.6 million for the third quarter of 2003. Our effective tax rate was 59.5% in the third quarter of 2004, compared to 20.1% in the third quarter of 2003. The higher effective tax rate was primarily due to changes in the recognition of tax expense as a result of the purchase accounting for leveraged leases as required by FASB Interpretation No. 21, "Accounting for Leases in a Business Combination" and FASB Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

      As a result of Manulife's acquisition of the Company, see Note 1- Change of Control, the Company renamed and reorganized certain businesses within its operating segments to better align the Company with its new parent, Manulife. The Company renamed the Asset Gathering Segment as the Wealth Management Segment. In addition, the Institutional Investment Management Segment was moved to the Corporate and Other Segment. Other realignments include moving Signator Investors, Inc. our agent sales organization, from Wealth Management to Protection, and Group Life, Retail Discontinued operations, discontinued health insurance operations and Creditor from Corporate and Other to Protection. International Group Plans (IGP) remains in international operations in our Corporate and Other Segment while it will be reported in Reinsurance in Manulife's segment results. The financial results for all periods have been reclassified to conform to the current period presentation.

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

      Consolidated income before income taxes and cumulative effect of accounting changes decreased 4.5%, or $43.0 million, for the nine month period ended September 30, 2004 from the prior year. The decrease was driven by lower net realized investment and other gains. In the first quarter of 2003 the Company recognized a gain of $271.4 million (and a deferred profit of $209.4 million) on the sale of the Company's Home Office properties. In addition, operating expenses increased 4.6%, or $46.7 million, driven by $39.9 million increase in the long-term care insurance business. Partially offsetting these items was growth in universal life and investment product fees of 6.9%, or $31.9 million, and 7.3%, or $27.1 million, growth in advisory fees from the prior year. The increase in product fees was driven by an increase in average account balance on universal life insurance products. The increase in advisory fees is driven by 11.3% growth in average assets under management in the mutual fund business compared to the prior year. The Company recorded a decrease to net income of $3.3 million (net of tax) resulting from the adoption of a new accounting pronouncement, Statement of Position 03-1 - Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long Duration Contracts and for Separate Accounts (SOP 03-1).

      Premiums decreased 0.2%, or $2.8 million, from the prior year. The increase in premiums was due largely to a $38.0 million decrease in premiums in the traditional life insurance business driven by lower single premiums from a lower dividend scale and lower renewal premiums from run off of the closed block. Premiums in the group life insurance business decreased $28.1 million due to the sale of this business in the prior year. In addition, premiums decreased in the fixed annuity business by $27.0 million due to lower sales of single premium annuities of driven by the interest rate environment. Partially offsetting these decreases was an increase in long-term care insurance business premiums of $56.4 million, or 14.3%, primarily due to business growth resulting from strong renewal premiums. International operations contributed to the increase in premiums with growth of $29.0 million compared to the prior year.

      Universal life and investment-type product fees increased 6.9%, or $31.9 million, over the prior year. The increase in product fees was driven by a 31.2%, or $29.5 million, in the universal life insurance products due primarily to an increase in cost of insurance fees. Investment-type product fees increased 6.3%, or $15.4 million, in the variable life insurance business due primarily to the higher amortization of unearned revenue which increased $8.1 million driven by unlocking for higher future death claims in the first quarter of 2004. Partially offsetting these increases in product fees was a decrease of 6.5%, or $5.7 million, in fees in the retail annuities business and a decrease of 20.4%, or $7.4 million, in the G&SFP Segment.

      Net investment income decreased 3.7%, or $104.2 million, from the prior year. The yield, net of investment expenses, on the general account portfolio decreased to 5.36% from 5.86% in the prior year. The decrease in yields was driven by the April 28, 2004 asset mark to market done in accordance with purchase accounting rules, for Manulife's acquisition of JHFS; lower performance in the period on hedge fund of fund investments decreased net portfolio yield; at period end the Company's asset portfolio had approximately $12 billion of floating-rate exposure (primarily LIBOR) compared to a $13 billion level of exposure at September 30, 2003. This exposure was created mostly through interest rate swaps designed to match our floating-rate liability portfolio. At period end, approximately 88% of this exposure, excluding cash and short-term investments, was directly offset by exposure to floating-rate liabilities. Most of the remaining 12% of exposure is in floating rate assets acquired for their relative value and is accounted for in the portfolio's interest rate risk management plan; certain of our tax-preferenced investments (affordable housing limited partnerships and lease residual management) reduce the Company's net portfolio yield on a pre-tax basis; the inflow of new cash and reinvestments within the portfolio for the period were invested at rates that were below the portfolio rate. For additional analysis of net investment income and yields see the General Account Investments section of this MD&A.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      Net realized investment and other gains (losses) decreased 98.4%, or $119.1 million, due to the sale of the Home Office properties in the first quarter of 2003. The Company recognized a realized gain of $271.4 million (and a deferred profit of $209.4 million) on the sale of the Company's Home Office properties in the first quarter of 2003. See detail of current period net realized investment and other gains (losses) in table below. The reduction in realized gains due to the prior year sale of the Home Office was offset by a $190.1 million decrease in impairments of securities, including a $240.0 million decrease in impairments of fixed maturity securities. The largest impairments were: $54.1 million on fixed maturities of major U.S. airlines and $22.8 million related to other investments in major U.S. airlines, $22.0 million on private placement securities related to secured lease obligations of a regional retail food chain, $27.9 million relating to a manufacturer of parcel delivery vans, $17.5 million relating to one of the world's largest dairy companies, and $9.1 million on an Argentinean water utility. For additional analysis regarding net realized investment and other gains(losses), see below and General Account Investments in the MD&A.

                                            Impairments                                                    Net
For the Nine Months Ended                      and      Gross Gain   Gross Loss      Hedging       Realized Investment
September 30, 2004                           Reserves   on Disposal  on Disposal    Adjustments   and Other Gain/(Loss)
                                          ----------------------------------------------------------------------------
                                                                         (in millions)
Fixed maturity securities ..............    $  (143.3)   $  204.9     $  (42.5)     $  (70.8)            $  (51.7)
Equity securities ......................         (6.2)       99.8         (1.3)           --                 92.3
Mortgage loans on real estate...........        (37.6)       21.6         (9.0)        (17.7)               (42.7)
Real estate.............................           --        80.4         (2.3)           --                 78.1
Other invested assets...................        (43.9)       18.0        (11.0)           --                (36.9)
Derivatives.............................           --          --           --         (24.8)               (24.8)
                                          ----------------------------------------------------------------------------
               Subtotal.................    $  (231.0)   $  424.7     $  (66.1)     $ (113.3)            $   14.3
                                          ----------------------------------------------------------------------------

          Amortization adjustment for deferred policy acquisition costs and
             value of business acquired......................................................                25.6
          Amounts credited to participating pension contractholders..........................                (2.7)
          Amounts credited to the policyholder dividend obligation...........................               (35.3)
                                                                                                ----------------------
               Total.........................................................................            $    1.9
                                                                                                ======================

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

      Investment management revenues commissions, and other fees (advisory fees) increased 7.3%, or $27.1 million, from the prior year. Advisory fees increased in the mutual fund business by 8.4%, or $17.5 million, over the prior year due to 11.3% higher assets under management. Advisory fees in our institutional asset management business increased 5.8% despite a 4.1% decrease in weighted average assets under management. The institutional asset management business generated a 12.0% increase in deposits during the nine months ended September 30, 2004 from the prior year. In addition, advisory fees earned in the Signator Financial Network increased due to sales of the Manulife product since the merger.

      Other revenue decreased 1.6%, or $3.1 million, from the prior year. Other revenue consists principally of the revenues generated by Signature Fruit, a subsidiary of the Company since April 2, 2001, which acquired certain assets and assumed liabilities out of Tri Valley Growers, Inc., a cooperative association on that date. Signature Fruit generated $172.6 million in revenue for the nine months ended September 30, 2004, a decrease of $5.6 million from the prior year. In addition, other revenue includes Federal long-term care business fee revenue of $5.5 million for the nine months ended September 30, 2004, a decrease of $0.6 million from the prior year. In addition, the sale of the group life insurance business in the prior year decreased other revenue $2.0 million. Partially offsetting these decreases was the sale of a run-off business which generated $5.5 million in other revenue for the nine months ended September 30, 2004.

      Benefits to policyholders decreased 4.4%, or $122.3 million, from the prior year. The decrease in benefits to policyholders was driven by a 10.8%, or a $88.0 million, decrease in the G&SFP Segment driven by the spread-based products and lower interest credited on these products. Lower interest credit was driven by the repricing of the liability products at the date of the merger and resetting the crediting rates to lower market rates. Benefits to policyholders decreased in the fixed annuities business by $81.2 million driven by the amortization of the fixed annuity fair value reserve of $28.1 million, a reserve established for purchase accounting resulting from Manulife's acquisition of the Company, and a $41.4 million lower reserve provision for

                       JOHN HANCOCK LIFE INSURANCE COMPANY

life-contingent immediate annuities due to lower sales. In addition, benefits to policyholders decreased in the traditional life insurance business by $57.6 million, or 7.5%, driven by a decrease in the closed block policyholders dividend obligation due to lower net investment income. The sale of the group life insurance business in the prior year decreased benefits to policyholders $4.1 million from the prior year. Partially offsetting these decreases in benefits to policyholders was an increased in the long-term care insurance business of 16.8%, or $61.0 million, driven by growth in the business. Demonstrating growth in the business was an increase in long-term care insurance premiums of $56.4 million. Benefits to policyholders increased $27.2 million in the international business driven by business growth in the international group plans, international business premiums increased $29.0 million. The non-traditional life insurance business increased $26.2 million from the prior year on higher interest credited driven by growth in account values.

      Other operating costs and expenses increased 4.6%, or $46.7 million. Operating costs and expense increased $39.9 million in the long-term care insurance business and $10.8 million in the non-traditional life insurance business due to growth in these product lines. In addition, operating costs and expense in the retail annuity business increased $6.4 million and $8.2 million in the mutual funds business. Partially offsetting these increases was a decrease at Signature Fruit of $7.6 million to $174.4 million from the prior year and a decrease of $7.0 million due to the prior year sale of the group life insurance business.

      Amortization of deferred policy acquisition costs and value of business acquired increased 10.6%, or $20.9 million, from the prior year. The increase in amortization of deferred policy acquisition costs (DAC) and value of business acquired (VOBA) was driven by an increase of $81.6 million of VOBA amortization, partially offset by a $60.7 million decrease in DAC amortization. The change in amortization of these assets was driven by the impact of purchase accounting in the merger with Manulife. Purchase accounting adjusted the historical deferred policy acquisition asset to zero and created a new VOBA asset at an established return on equity for the transaction. The purchase accounting changes in the DAC and VOBA assets and related amortization impacted certain businesses more significantly than others. The G&SFP Segment historically had an immaterial DAC asset and low levels of DAC amortization. The purchase accounting accompanying the merger with Manulife created a significant VOBA asset in the G&SFP Segment, which did not exist previously. As a result VOBA amortization in the G&SFP Segment increased $23.8 million, or 100.0%.

      Dividends to policyholders decreased 17.2%, or $72.5 million from the prior year. The decrease in dividends to policyholders was driven by dividends in the traditional life insurance products which decreased 11.5%, or $40.7 million, due to a reduction in the dividend scale and a $27.8 million decrease in dividends due to a return of a claim stabilization reserve to a single customer in the group life business in the prior year. The result of this transaction in the prior year was a reduction in benefits to policyholders and an increase in dividends resulting in no income impact. Group life was sold effective May 1, 2003.

      Income taxes were $346.5 million in the first nine months of 2004, compared to $264.0 million for the first nine months of 2003. Our effective tax rate was 38.2% in the first nine months of 2004, compared to 27.8% in the first nine months of 2003. The higher effective tax rate was primarily due to changes in the recognition of tax expense as a result of the purchase accounting for leveraged leases as required by FASB Interpretation No. 21, "Accounting for Leases in a Business Combination" and FASB Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

      Cumulative effect of accounting change, net of tax, decreased consolidated income after income taxes by $3.3 million. During the nine months ended September 30, 2004, the Company adopted SOP 03-1 which requires specialized accounting for insurance companies related to separate accounts, transfers of assets, liability valuations, returns based on a contractually referenced pool of assets or index, accounting for contracts that contain death or other insurance benefit features, accounting for reinsurance and other similar contracts, accounting for annuitization benefits and sales inducements to contractholders.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Overall Composition of the General Account

      Invested assets, excluding separate accounts totaled $67.3 billion and $66.9 billion as of September 30, 2004 and December 31, 2003, respectively. On April 28, 2004, as a result of Manulife's acquisition of John Hancock, assets were marked to market, which became the new cost basis of those assets, in accordance with purchase accounting guidelines. The January 1, 2004 adoption of the new accounting pronouncement SOP 03-01, Accounting and Reporting by Insurance Enterprises for Certain Non Traditional Long Duration Contracts and for Separate Accounts, increased fixed maturity securities by $0.6 billion as of September 30, 2004. The following table shows the composition of investments in the general account portfolio.

                                                 As of September 30,            As of December 31,
                                                         2004                          2003
                                            --------------------------------------------------------------
                                                Carrying         % of          Carrying         % of
                                                  Value          Total          Value           Total
                                            --------------------------------------------------------------
                                                                    (in millions)
Fixed maturity securities (1)............     $ 48,529.9           72.1%     $ 47,970.8           71.7%
Mortgage loans (2).......................       11,947.5           17.7        10,871.1           16.3
Real estate..............................          270.7            0.4           123.8            0.2
Policy loans (3).........................        2,017.0            3.0         2,019.2            3.0
Equity securities........................          214.7            0.3           333.7            0.5
Other invested assets....................        3,268.5            4.9         2,912.2            4.4
Short-term investments...................             --             --            31.5             --
Cash and cash equivalents (4)............        1,084.1            1.6         2,626.9            3.9
                                            --------------------------------------------------------------
Total invested assets....................     $ 67,332.4          100.0%     $ 66,889.2          100.0%
                                            ==============================================================

1) In addition to bonds, the fixed maturity security portfolio contains redeemable preferred stock with a carrying value of $876.8 million and $600.3 million as of September 30, 2004 and December 31, 2003, respectively. The total fair value of the fixed maturity security portfolio was $48,529.9 million and $47,994.9 million, at September 30, 2004 and December 31, 2003, respectively.
2) The fair value for the mortgage loan portfolio was $11,992.4 million and $11,791.4 million as of September 30, 2004 and December 31, 2003, respectively.
3) Policy loans are secured by the cash value of the underlying life insurance policies and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.
4) Cash and cash equivalents are included in total invested assets in the table above for the purposes of calculating yields on the income producing assets for the Company.

      Consistent with the nature of the Company's product liabilities, assets are heavily oriented toward fixed maturity securities. The Company determines the allocation of assets primarily on the basis of cash flow and return requirements of its products and by the level of investment risk.

      Fixed Maturity Securities. The fixed maturity securities portfolio is predominantly comprised of low risk, investment grade, publicly and privately traded corporate bonds and senior tranches of asset-backed securities (ABS) and mortgage-backed securities (MBS). The fixed maturity securities portfolio also includes redeemable preferred stock. As of September 30, 2004, fixed maturity securities represented 72.1% of general account invested assets with a carrying value of $48.5 billion, comprised of 53.8% public securities and 46.2% private securities. Each year, the Company directs the majority of net cash inflows into investment grade fixed maturity securities. Typically, between 5% and 15% of funds allocated to fixed maturity securities are invested in below investment grade bonds while maintaining a policy to limit the overall level of these bonds to no more than 9% of invested assets and the majority of that balance in the BB category. As of September 30, 2004, the below investment grade bonds were 7.4% of invested assets, and 10.2% of total fixed maturities. Rated fixed maturities exclude redeemable preferred stock. The Company has established a long-term target of limiting investments in below investment grade bonds to 9% and 8% of invested assets by year end 2004 and 2005, respectively, for its U.S. life insurance companies on a statutory accounting basis. Allocations are based on an assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. While the Company has profited from the below-investment-grade asset class in the past, care is taken to manage its growth strategically by limiting its size relative to the Company's total assets.

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

                 Fixed Maturity Securities -- By Credit Quality

                                      -------------------------------------------------------------
                                                  As of September 30,            As of December 31,
                                                          2004                          2003
                                      -------------------------------------------------------------
SVO             S&P Equivalent           Carrying         % of          Carrying        % of
Rating(1)       Designation (2)       Value (3)(4)(5)     Total      Value (3)(4)(5)    Total
---------------------------------------------------------------------------------------------------
                                                             (in millions)
   1        AAA/AA/A..................   $20,665.5        43.4%       $ 19,612.6        41.4%
   2        BBB.......................    22,033.2        46.2          21,645.6        45.7
   3        BB........................     2,370.0         5.0           2,953.2         6.2
   4        B.........................     1,698.9         3.6           1,919.4         4.1
   5        CCC and lower.............       758.3         1.6             841.3         1.8
   6        In or near default........       127.2         0.2             398.4         0.8
                                      -------------------------------------------------------------
                   Subtotal...........   $47,653.1       100.0%         47,370.5       100.0%

            Redeemable preferred
               stock..................       876.8                         600.3
                                      -------------------------------------------------------------
            Total fixed maturities....   $48,529.9                    $ 47,970.8
                                      =============================================================

(1) For securities that are awaiting an SVO rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Includes 77 securities that are awaiting an SVO rating, with a carrying value of $1,416.7 million as of September 30, 2004 and 175 securities that are awaiting an SVO rating, with a carrying value of $4,032.7 million at December 31, 2003. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date.
(4) Includes the effect of $185.0 million notional invested in the Company's credit-linked note program, $165.0 million notional of written credit default swaps on fixed maturity securities in the AAA/AA/A category and $20.0 million notional of written credit default swaps on fixed maturity securities in the BBB category. As of December 31, 2003 the Company had $130.0 million notional invested in the Company's credit linked note program, $110.0 million notional written credit default swaps on fixed maturity securities in the AAA/AA/A category and $20.0 million notional written credit default swaps on fixed maturity securities in the BBB category.
(5) The Company entered into a credit enhancement agreement in the form of a guaranty from an AAA rated financial guarantor in 1996. To reflect the impact of this guaranty on the overall portfolio, the Company has presented securities covered in aggregate by the guaranty at rating levels provided by the SVO and Moody's that reflect the guaranty. As a result, $37.2 million of SVO Rating 2, $259.3 million of SVO Rating 3, $110.1 million of SVO Rating 4, and $7.3 million of SVO Rating 5 underlying securities are included as $213.9 million of SVO Rating 1, $150.0 million of SVO Rating 2 and $50.0 million of SVO Rating 3 as of September 30, 2004 and $421.0 million of SVO Rating 3, $185.2 million of SVO Rating 4, and $7.6 million of SVO Rating 5 underlying securities are included as $397.6 million of SVO Rating 1, $162.1 million of SVO Rating 2 and $54.1 million of SVO Rating 3 as of December 31, 2003. The guaranty also contains a provision that the guarantor can recover from the Company certain amounts paid over the history of the program in the event a payment is required under the guaranty. As of September 30, 2004 and December 31, 2003, the maximum amount that can be recovered under this provision was $125.0 million and $112.8 million, respectively.

      The table above sets forth the SVO ratings for the bond portfolio along with an equivalent S&P rating agency designation. The majority of the rated fixed maturity investments are investment grade, with 89.6% and 87.1% of fixed maturity investments invested in Category 1 and 2 securities as of September 30, 2004 and December 31, 2003, respectively. Below investment grade bonds were 10.4% and 12.9% of the rated fixed maturity investments as of September 30, 2004 and December 31, 2003, respectively, and 7.4% and 9.1% of total invested assets at September 30, 2004 and December 31, 2003, respectively. This allocation reflects the Company strategy of avoiding the unpredictability of interest rate risk in favor of relying on the Company's bond analysts' ability to better predict credit or default risk. The bond analysts operate in an industry-based,

                       JOHN HANCOCK LIFE INSURANCE COMPANY

team-oriented structure that permits the evaluation of a wide range of below investment grade offerings in a variety of industries resulting in a well-diversified high yield portfolio.

      Valuation techniques for the bond portfolio vary by security type and the availability of market data. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. External pricing services are used where available, broker dealer quotes are used for thinly traded securities, and a spread pricing matrix is used when price quotes are not available, which typically is the case for our private placement securities. The spread pricing matrix is based on credit quality, country of issue, market sector and average investment life and is created for these dimensions through brokers' estimates of public spreads derived from their respective publications. When utilizing the spread pricing matrix, securities are valued through a discounted cash flow method where each bond is assigned a spread that is added to the current U.S. Treasury rates to discount the cash flows of the security. The spread assigned to each security is changed from month to month based on changes in the market. Certain market events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation, and government actions among others. The resulting prices are then reviewed by the pricing analysts and members of the Security Operations Department. The Company's pricing analysts take appropriate actions to reduce valuations of securities where such an event occurs that negatively impacts the securities' value. Although the Company believes its estimates reasonably reflect the fair value of those securities, the key assumptions about risk premiums, performance of underlying collateral (if any) and other factors involve significant assumptions and may not reflect those of an active market. To the extent that bonds have longer maturity dates, management's estimate of fair value may involve greater subjectivity since they involve judgment about events well into the future. Every quarter, there is a comprehensive review of all impaired securities and problem loans by Manulife's Credit Committee a group consisting of Manulife's Chief Investment Officer, Chief Financial Officer, Chief Risk Officer, Chief Credit Officer, and other senior management. The valuation of impaired bonds for which there is no quoted price is typically based on the present value of the future cash flows expected to be received. If the company is likely to continue operations, the estimate of future cash flows is typically based on the expected operating cash flows of the company that are available to make payments on the bonds. If the company is likely to liquidate, the estimate of future cash flows is based on an estimate of the liquidation value of its net assets.

      As of September 30, 2004 and December 31, 2003, 47.8% and 48.3% of our below investment grade bonds are in Category 3, the highest quality below investment grade. Category 6 bonds, those in or near default, represent securities that were originally acquired as long-term investments, but subsequently became distressed. The carrying value of bonds in or near default was $127.2 million and $398.4 million as of September 30, 2004 and December 31, 2003, respectively. As of September 30, 2004 and December 31, 2003, $0.3 million and $4.1 million, respectively, of interest on bonds near default were included in accrued investment income. Unless the Company reasonably expects to collect investment income on bonds in or near default, the accrual will be ceased and any accrued income reversed. Management judgment is used and the actual results could be materially different.

      In keeping with the investment philosophy of tightly managing interest rate risk, the Company's MBS & ABS holdings are heavily concentrated in commercial MBS where the underlying loans are largely call protected, which means they are not pre-payable without penalty prior to maturity at the option of the issuer. By investing in MBS and ABS securities with relatively predictable repayments, the Company adds high quality, liquid assets to our portfolios without incurring the risk of cash flow variability. The Company believes the portion of its MBS/ABS portfolio subject to prepayment risk as of September 30, 2004 and December 31, 2003 was limited to approximately 20.8% and 22.3%, respectively ,of our total MBS/ABS portfolio and 4.2% and 3.4%, respectively, of our total fixed maturity securities holdings, at each period end.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

         Fixed Maturity Securities -- By Industry Classification/Sector

                                                       Investment Grade as of September 30, 2004
                                    --------------------------------------------------------------------------------
                                                                  Carrying                  Carrying
                                                                  Value of                  Value of
                                                                 Securities                Securities
                                                        Net      with Gross     Gross      with Gross      Gross
                                        Total       Unrealized   Unrealized   Unrealized   Unrealized    Unrealized
                                    Carrying Value  Gain (Loss)    Gains        Gains        Losses        Losses
                                    --------------------------------------------------------------------------------
                                                                     (in millions)
Corporate securities:
     Banking and finance..........    $ 6,016.3       $ 80.3     $ 5,018.9      $ 90.1     $  997.4        $ (9.8)
     Communications...............      2,837.9         30.6       2,431.3        35.3        406.6          (4.7)
     Government...................      2,684.4         43.9       2,210.4        44.7        474.0          (0.8)
     Manufacturing................      6,092.3         78.2       5,511.9        91.8        580.4         (13.6)
     Oil & gas....................      3,849.3         61.8       3,486.6        66.4        362.7          (4.6)
     Services / trade.............      2,594.6         20.3       2,106.0        25.2        488.6          (4.9)
     Transportation...............      2,153.7         26.0       1,851.2        28.5        302.5          (2.5)
     Utilities....................      7,042.4        111.2       6,438.6       116.3        603.8          (5.1)
                                    --------------------------------------------------------------------------------
   Total corporate securities.....     33,270.9        452.3      29,054.9       498.3      4,216.0         (46.0)

Asset-backed and mortgage-
    backed securities.............      9,330.6        103.8       6,826.9       144.3      2,503.7         (40.5)
U.S. Treasury securities and
    obligations of U.S. government
    agencies......................        347.6          3.0         215.2         3.1        132.4          (0.1)
Debt securities issued by foreign
    governments...................        161.8          0.8          49.5         1.1        112.3          (0.3)
Obligations of states and political
    subdivisions..................        303.2         (0.2)         84.3         1.0        218.9          (1.2)
                                    --------------------------------------------------------------------------------
     Total........................    $43,414.1       $559.7     $36,230.8      $647.8     $7,183.3        $(88.1)
                                    ================================================================================

         Fixed Maturity Securities -- By Industry Classification/Sector

                                                    Below Investment Grade as of September 30, 2004
                                    --------------------------------------------------------------------------------
                                                                   Carrying                  Carrying
                                                                   Value of                  Value of
                                                                  Securities                Securities
                                                         Net      with Gross     Gross      with Gross      Gross
                                         Total       Unrealized   Unrealized   Unrealized   Unrealized    Unrealized
                                    Carrying Value   Gain (Loss)    Gains        Gains        Losses        Losses
                                    --------------------------------------------------------------------------------
                                                                     (in millions)
Corporate securities:
     Banking and finance..........     $   68.7        $ 0.5      $   54.0      $  0.6      $   14.7        $ (0.1)
     Communications...............        229.7          2.3         127.9         8.3         101.8          (6.0)
     Government...................         10.2           --           8.5          --           1.7            --
     Manufacturing................      1,189.5         20.6         740.2        25.4         449.3          (4.8)
     Oil & gas....................        479.7         19.8         472.5        19.9           7.2          (0.1)
     Services / trade.............        305.6        (14.2)        147.8         2.4         157.8         (16.6)
     Transportation...............        335.1          1.9         153.5        14.7         181.6         (12.8)
     Utilities....................      2,071.4         27.0       1,444.8        35.4         626.6          (8.4)
                                    ---------------------------------------------------------------------------------
   Total corporate securities.....      4,689.9         57.9       3,149.2       106.7       1,540.7         (48.8)

Asset-backed and mortgage-
    backed securities.............        412.6         12.1         175.6        20.1         237.0          (8.0)
Debt securities issued by foreign
    governments...................         13.3          0.7          13.3         0.7            --            --
                                    ---------------------------------------------------------------------------------
     Total........................     $5,115.8        $70.7      $3,338.1      $127.5      $1,777.7        $(56.8)
                                    =================================================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

         Fixed Maturity Securities -- By Industry Classification/Sector

                                                         Investment Grade as of December 31, 2003
                                    ------------------------------------------------------------------------------------
                                                               Carrying Value             Carrying Value
                                                                of Securities              of Securities
                                                        Net      with Gross     Gross       with Gross       Gross
                                         Total      Unrealized   Unrealized   Unrealized    Unrealized     Unrealized
                                    Carrying Value  Gain (Loss)    Gains        Gains         Losses         Losses
                                    ------------------------------------------------------------------------------------
                                                                       (in millions)
Corporate securities:
     Banking and finance..........    $ 6,198.6    $   359.1    $  5,408.5   $   370.3    $   790.1         $  (11.2)
     Communications...............      2,795.5        230.8       2,390.1       239.8        405.4             (9.0)
     Government...................      3,151.1        132.7       2,112.2       140.0      1,038.9             (7.3)
     Manufacturing................      6,199.1        381.3       5,194.4       411.9      1,004.7            (30.6)
     Oil & gas....................      3,827.5        342.3       3,660.0       347.9        167.5             (5.6)
     Services / trade.............      2,351.1        170.4       2,222.8       174.3        128.3             (3.9)
     Transportation...............      2,252.9        104.8       1,713.1       138.9        539.8            (34.1)
     Utilities....................      6,943.5        503.7       6,182.4       528.2        761.1            (24.5)
                                    ----------------------------------------------------------------------------------
   Total corporate securities.....     33,719.3      2,225.1      28,883.5     2,351.3      4,835.8           (126.2)

Asset-backed and mortgage-
    backed securities.............      6,956.3        223.0       5,155.1       303.3      1,801.2            (80.3)
U.S. Treasury securities and
    obligations of U.S. government
    agencies......................        289.3          2.7         111.1         4.1        178.2             (1.4)
Debt securities issued by foreign
    governments ..................        244.9         20.2         147.0        21.4         97.9             (1.2)
Obligations of states and political
    subdivisions..................        429.0         16.0         337.1        17.2         91.9             (1.2)
                                    ----------------------------------------------------------------------------------
     Total........................    $41,638.8    $ 2,487.0    $ 34,633.8   $ 2,697.3    $ 7,005.0         $ (210.3)
                                    ==================================================================================

                                                      Below Investment Grade as of December 31, 2003
                                    --------------------------------------------------------------------------------
                                                                Carrying Value             Carrying Value
                                                                of Securities              of Securities
                                                        Net       with Gross     Gross      with Gross      Gross
                                         Total       Unrealized   Unrealized   Unrealized   Unrealized    Unrealized
                                    Carrying Value   Gain (Loss)    Gains        Gains        Losses        Losses
                                    --------------------------------------------------------------------------------
                                                                       (in millions)
Corporate securities:
     Banking and finance..........    $   113.4      $  (3.7)   $     84.3      $  2.6    $    29.1       $   (6.3)
     Communications...............        203.3          8.2         104.9        17.4         98.4           (9.2)
     Government...................         11.0         (0.4)          1.5         0.2          9.5           (0.6)
     Manufacturing................      1,414.6         61.8         992.5        93.0        422.1          (31.2)
     Oil & gas....................        673.0        (31.7)        413.9        21.4        259.1          (53.1)
     Services / trade.............        431.4         45.7         324.8        51.1        106.6           (5.4)
     Transportation...............        507.3        (14.4)        182.0        29.9        325.3          (44.3)
     Utilities....................      2,588.2        107.0       1,852.1       153.1        736.1          (46.1)
                                    --------------------------------------------------------------------------------
   Total corporate securities.....      5,942.2        172.5       3,956.0       368.7      1,986.2         (196.2)

Asset-backed and mortgage-
    backed securities.............        380.4        (61.3)         47.0         2.2        333.4          (63.5)
Debt securities issued by foreign
    governments ..................          9.4          0.3           5.7         0.4          3.7           (0.1)
                                    --------------------------------------------------------------------------------
     Total........................    $ 6,332.0      $ 111.5    $  4,008.7      $371.3    $ 2,323.3       $ (259.8)
                                    ================================================================================

      As of September 30, 2004 and December 31, 2003, there were gross unrealized gains of $775.3 million and $3,068.6 million, and gross unrealized losses of $144.9 million and $470.1 million on the fixed maturities portfolio. As of September 30, 2004 gross unrealized losses of $144.9 million was fairly

                       JOHN HANCOCK LIFE INSURANCE COMPANY

evenly distributed across the sectors. The tables above show gross unrealized losses before amounts that are allocated to the closed block policyholders or participating pension contractholders. Of the $144.9 million of gross unrealized losses in the portfolio at September 30, 2004, $17.5 million was in the closed block and $10.0 million has been allocated to participating pension contractholders, leaving $117.4 million of gross unrealized losses after such allocations. The 2003 gross unrealized losses of $470.1 million included $413.3 million, or 87.9%, of gross unrealized losses concentrated in the utilities, manufacturing, oil and gas, transportation, and asset-backed and mortgage-backed securities. The tables above show gross unrealized losses before amounts that were allocated to the closed block policyholders or participating pension contractholders. Of the $470.1 million of gross unrealized losses in the portfolio at December 31, 2003, $61.8 million was in the closed block and $20.2 million was allocated to participating pension contractholders, leaving $388.1 million of gross unrealized losses after such allocations.

      Unrealized losses can be created by rising interest rates or by rising credit concerns and hence widening credit spreads. Credit concerns are apt to play a larger role in the unrealized loss on below investment grade bonds and hence the gross unrealized loss on the portfolio has been split between investment grade and below investment grade bonds in the above tables. The gross unrealized loss on below investment grade fixed maturity securities declined from $259.8 million at December 31, 2003 to $56.8 million as of September 30, 2004 primarily due to the marking to market of the portfolio on April 28, 2004. The gross unrealized loss on September 30, 2004 was largely due to interest rate changes since April 28, 2004 and is fairly evenly distributed through the fixed maturity portfolio. We remain most concerned about the airline sector. We lend to this industry almost exclusively on a secured basis (all of our current holdings are secured). These secured airline financings are of two types:
Equipment Trust Certificates (ETC's) and Enhanced Equipment Trust Certificates (EETC's). The ETC's initially have an 80% loan-to-value ratio and the EETC senior tranches initially have a 40-50% loan-to-value and include a provision for a third party to pay interest for eighteen months from a default. For us to lose money on an ETC, three things must happen: the airline must default, the airline must decide it does not want to fly our aircraft, and the aircraft must be worth less than our loan. When lending to this industry, we underwrite both the airline and the aircraft. We have been lending to this industry in this fashion for 25 years through several economic cycles and have seen values on our secured airline bonds fall and recover through these cycles. While the airline industry is making positive strides in reducing its cost structure, a significant recovery in this sector requires a growing economy and a pick up in business travel. In the most recent quarter ending September 30, 2004, U.S. carriers have reported disappointing results as continued increases in fuel prices have offset increases in traffic. We do expect the airline sector to improve barring any new terrorist events or a reversal of the course of the U.S. economy. We do still expect that the senior secured nature of our loans to this industry will protect our holdings through this difficult time.

      Again, the gross unrealized loss on September 30, 2004 is largely due to interest rate changes since April 28, 2004 and hence is fairly evenly distributed throughout the fixed maturity portfolio. The following table shows the composition by credit quality of the securities with gross unrealized losses in our fixed maturity securities portfolio. The gross unrealized loss on investment grade bonds (those rated in categories 1 and 2 by the SVO) decreased by $122.2 million in the nine months ending September 30, 2004 to $88.1 million. The gross unrealized loss on below investment grade bonds (those rated in categories 3, 4, 5, and 6 by the SVO) declined over this period, dropping by $203.0 million to a total of $56.8 million as of September 30, 2004.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

          Unrealized Losses on Fixed Maturity Securities -- By Quality

                                                             As of September 30, 2004
                                          -------------------------------------------------------
                                           Carrying Value of
                                            Securities with
   SVO             S&P Equivalent          Gross Unrealized   % of     Gross Unrealized    % of
Rating (1)        Designation (2)             Losses (3)      Total       Losses (3)       Total
-------------------------------------------------------------------------------------------------
                                                                  (in millions)
    1          AAA/AA/A.................      $4,211.9        47.9%      $ (50.5)          35.1%
    2          BBB......................       2,914.1        33.1         (37.5)          26.1
    3          BB.......................         796.4         9.1         (27.1)          18.8
    4          B........................         528.4         6.0          (9.8)           6.8
    5          CCC and lower............         332.7         3.8         (17.3)          12.0
    6          In or near default.......          11.4         0.1          (1.7)           1.2
                                          -------------------------------------------------------
                     Subtotal...........       8,794.9       100.0%       (143.9)         100.0%

               Redeemable preferred
                     stock..............        $166.1                      (1.0)
                                          -------------------------------------------------------
               Total....................      $8,961.0                   $(144.9)
                                          =======================================================

1) With respect to securities that are awaiting rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.

2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.

3) Includes 12 securities with gross unrealized losses that are awaiting an SVO rating with a carrying value of $109.7 million and unrealized losses of $1.8 million. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date. Unrated securities comprised 1.2% of the total carrying value as well as the total gross unrealized losses of securities in a loss position, including redeemable preferred stock.

          Unrealized Losses on Fixed Maturity Securities -- By Quality


                                                                     As of December 31, 2003
                                                  -----------------------------------------------------------
                                                   Carrying Value of
                                                    Securities with
   SVO                S&P Equivalent              Gross Unrealized      % of     Gross Unrealized     % of
Rating (1)            Designation (2)                 Losses (3)        Total        Losses (3)       Total
-------------------------------------------------------------------------------------------------------------
                                                                          (in millions)
    1          AAA/AA/A.........................          $4,631.6        50.8%      $ (93.4)          20.3%
    2          BBB..............................           2,168.2        23.8        (106.5)          23.2
    3          BB...............................             664.4         7.3         (74.4)          16.2
    4          B................................           1,068.3        11.7         (90.5)          19.7
    5          CCC and lower....................             441.5         4.8         (83.5)          18.2
    6          In or near default...............             146.7         1.6         (10.8)           2.4
                                                  -----------------------------------------------------------
                     Subtotal...................           9,120.7       100.0%       (459.1)         100.0%

               Redeemable preferred stock.......             207.6                     (11.0)
                                                  -----------------------------------------------------------
               Total............................          $9,328.3                   $(470.1)
                                                  ===========================================================

1) With respect to securities that are awaiting rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.

2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.

3) Includes 58 securities with gross unrealized losses that are awaiting an SVO rating with a carrying value of $1,763.4 million and unrealized losses of $27.1 million. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      each statement date. Unrated securities comprised 18.9% and 5.8% of the total carrying value and total gross unrealized losses of securities in a loss position, including redeemable preferred stock, respectively.

                Unrealized Losses on Fixed Maturity Securities --
                      By Investment Grade Category and Age

                                                                     As of September 30, 2004
                                          ------------------------------------------------------------------------------------------
                                                      Investment Grade                             Below Investment Grade
                                          -------------------------------------------  ---------------------------------------------
                                          Carrying Value of                             Carrying Value of
                                           Securities with                               Securities with
                                           Gross Unrealized   Hedging       Market      Gross Unrealized     Hedging      Market
                                                Losses      Adjustments  Depreciation        Losses        Adjustments  Depreciation
                                          -------------------------------------------  ---------------------------------------------
                                                                               (in millions)
Three months or less......................    $  831.5       $ (2.1)       $(25.4)         $  431.6          $ (2.4)       $ (9.8)
Greater than three months to six months...     6,294.5         (9.1)        (51.4)          1,237.3            (5.4)        (38.3)
Greater than six months to nine months....          --           --            --                --              --            --
Greater than nine months to twelve
     Months...............................          --           --            --                --              --            --
Greater than twelve months................          --           --            --                --              --            --
                                          -------------------------------------------  ---------------------------------------------
     Subtotal.............................     7,126.0        (11.2)        (76.8)          1,668.9            (7.8)        (48.1)
                                          -------------------------------------------  ---------------------------------------------

Redeemable preferred stock................        57.3         (0.1)           --             108.8              --          (0.9)
                                          -------------------------------------------  ---------------------------------------------
     Total................................    $7,183.3       $(11.3)       $(76.8)         $1,777.7          $ (7.8)       $(49.0)
                                          ===========================================  =============================================

                Unrealized Losses on Fixed Maturity Securities --
                      By Investment Grade Category and Age

                                                                    As of December 31, 2003
                                        -----------------------------------------------------------------------------------
                                                    Investment Grade                     Below Investment Grade
                                        -----------------------------------------  ----------------------------------------
                                           Carrying                                  Carrying
                                           Value of                                  Value of
                                          Securities                                Securities
                                          with Gross                                with Gross
                                          Unrealized     Hedging       Market       Unrealized    Hedging       Market
                                            Losses     Adjustments  Depreciation      Losses    Adjustments  Depreciation
                                        -----------------------------------------  ----------------------------------------
                                                                          (in millions)
Three months or less..................     $ 1,793.1    $ (12.2)     $  (15.6)     $   247.8     $  (3.8)     $   (7.5)
Greater than three months to six
     Months...........................       1,385.2       (5.6)        (27.0)         122.9        (1.8)         (1.1)
Greater than six months to nine
     Months...........................         925.2       (1.0)        (32.6)         122.1        (2.5)        (10.8)
Greater than nine months to twelve
     Months...........................         207.4      (14.0)         (7.7)         191.6        (1.2)         (2.8)
Greater than twelve months............       2,488.9      (43.7)        (40.5)       1,636.5       (60.1)       (167.6)
                                        -----------------------------------------  ----------------------------------------
     Total............................       6,799.8      (76.5)       (123.4)       2,320.9       (69.4)       (189.8)
                                        -----------------------------------------  ----------------------------------------

Redeemable preferred stock............         205.2         --         (10.4)           2.4          --          (0.6)
                                        -----------------------------------------  ----------------------------------------
     Total............................     $ 7,005.0    $ (76.5)     $ (133.8)     $ 2,323.3     $ (69.4)     $ (190.4)
                                        =========================================  ========================================

      The tables above shows the Company's investment grade and below investment grade securities that were in a loss position at September 30, 2004 and December 31, 2003 by the amount of time the security has been in a loss position. Gross unrealized losses from hedging adjustments represent the amount of the unrealized loss that results from the security being designated as a hedged item in a fair value hedge. When a security is so designated, its cost basis is adjusted in response to movements in interest rates. These adjustments, which are non-cash and reverse with the passage of time as the asset and derivative mature, impact the amount of unrealized loss on a security. The remaining portion of the gross unrealized loss represents the impact of interest rates on the non-hedged portion of the portfolio and unrealized losses due to creditworthiness on the total fixed maturity portfolio.

      As of September 30, 2004 and December 31, 2003, respectively, the fixed maturity securities had a total gross unrealized loss of $125.8 million and $324.2 million, excluding basis adjustments related to hedging relationships. As of September 30, 2004 the aging of securities reflects the mark to market on April 28, 2004, thus the entire gross unrealized loss is less than six months at September 30, 2004. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in credit spreads since the

                       JOHN HANCOCK LIFE INSURANCE COMPANY

securities were acquired. Credit rating agencies statistics indicate that investment grade securities have been found to be less likely to develop credit concerns.

      The scheduled maturity dates for securities in an unrealized loss position at September 30, 2004 and December 31, 2003 is shown below.

          Unrealized Losses on Fixed Maturity Securities -- By Maturity

                                                     September 30, 2004             December 31, 2003
                                                ----------------------------- -------------------------------
                                                 Carrying Value                Carrying Value
                                                  of Securities     Gross      of Securities      Gross
                                                   with Gross    Unrealized     with Gross      Unrealized
                                                Unrealized Loss     Loss       Unrealized Loss     Loss
                                                ----------------------------- -------------------------------
                                                                       (in millions)

   Due in one year or less.....................    $   860.0     $  (4.8)       $   385.1       $ (11.5)
   Due after one year through five years.......      2,466.6       (33.9)         1,487.0         (74.5)
   Due after five years through ten years......      1,492.7       (32.7)         1,916.7        (101.8)
   Due after ten years.........................      1,401.0       (25.0)         3,404.8        (138.5)
                                                ----------------------------- -------------------------------
                                                     6,220.3       (96.4)         7,193.6        (326.3)

   Asset-backed and mortgage-backed
      Securities...............................      2,740.7       (48.5)         2,134.7        (143.8)
                                                ----------------------------- -------------------------------

   Total.......................................    $ 8,961.0     $(144.9)       $ 9,328.3       $(470.1)
                                                ============================= ===============================

      As of September 30, 2004 there were 35 securities, with an urealized loss totaling $26.9 million, representing 2 credit exposures with unrealized losses of $10 million or more. These credit exposures are in a recreation and real estate-based company and a federally sponsored credit agency whose unrealized loss is interest rate driven.

      As of December 31, 2003 there were 59 securities representing 9 credit exposures with unrealized losses of $10 million or more, with an amortized cost of $1,048.3 million and unrealized losses of $136.3 million. All of the above securities have undergone thorough analysis by our investment professionals, and at this time we believe that the borrowers have the financial capacity to make all required contractual payments on the notes when due. We intend to hold these securities until they either mature or recover in value.

      Mortgage Loans. As of September 30, 2004 and December 31, 2003, the Company held mortgage loans with a carrying value of $11.9 billion and $10.9 billion, including $3.1 billion and $3.0 billion, respectively, of agricultural loans at each period end and $8.8 billion and $7.9 billion, respectively, of commercial loans. Impaired loans comprised 0.6% and 1.1% of the mortgage portfolio as of September 30, 2004 and December 31, 2003, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      The following table shows the Company's agricultural mortgage loan portfolio by its three major sectors: agri-business, timber and production agriculture.

                                  As of September 30, 2004                   As of December 31, 2003
                         ------------------------------------------- -----------------------------------------
                            Amortized     Carrying     % of Total       Amortized    Carrying     % of Total
                              Cost         Value    Carrying Value        Cost        Value     Carrying Value
                         ------------------------------------------- -----------------------------------------
                                                            (in millions)
Agri-business............    $1,807.7     $1,794.7        58.8%        $ 1,861.0    $ 1,860.6        61.5%
Timber...................     1,243.2      1,242.9        40.7           1,172.4      1,144.2        37.9
Production agriculture...        15.3         15.3         0.5              18.9         18.9         0.6
                         ------------------------------------------- -----------------------------------------
    Total................    $3,066.2     $3,052.9       100.0%        $ 3,052.3    $ 3,023.7       100.0%
                         =========================================== =========================================

      The following table shows the distribution of our mortgage loan portfolio by property type as of the dates indicated. Our commercial mortgage loan portfolio consists primarily of non-recourse fixed-rate mortgages on fully, or nearly fully, leased commercial properties.

                                  Mortgage Loans - By Property Type

                       As of September 30, 2004        As of December 31, 2003
                    ------------------------------------------------------------
                        Carrying         % of          Carrying         % of
                         Value           Total          Value           Total
                    ------------------------------------------------------------
                                            (in millions)
Apartment..........     $ 1,652.4         13.8%      $  1,452.9         13.4%
Office Buildings...       2,494.1         20.8          2,448.4         22.5
Retail.............       2,648.8         22.2          2,083.6         19.2
Agricultural.......       3,052.9         25.5          3,023.7         27.8
Industrial.........         987.0          8.3            938.4          8.6
Hotels.............         441.3          3.7            435.9          4.0
Multi-Family.......           0.7           --              0.9           --
Mixed Use..........         401.5          3.4            284.3          2.6
Other..............         268.8          2.3            203.0          1.9
                    ------------------------------------------------------------
     Total.........     $11,947.5        100.0%      $ 10,871.1        100.0%
                    ============================================================

      The following table shows the distribution of our mortgage loan portfolio by geographical region, as defined by the American Council of Life Insurers
(ACLI).

                        Mortgage Loans -- By ACLI Region

                           ---------------------------------------------------------------------------
                                    As of September 30, 2004              As of December 31, 2003
                           ---------------------------------------------------------------------------
                              Number      Carrying          % of          Carrying         % of
                             Of Loans       Value          Total           Value           Total
                           ---------------------------------------------------------------------------
                                                         (in millions)
East North Central.......       141      $ 1,248.9           10.5%       $ 1,117.8           10.3%
East South Central.......        40          447.2            3.7            411.9            3.8
Middle Atlantic..........       119        1,669.2           14.0          1,449.5           13.3
Mountain.................        96          731.7            6.1            507.6            4.7
New England..............        93          934.5            7.8            869.1            8.0
Pacific..................       272        2,595.0           21.7          2,371.2           21.8
South Atlantic...........       209        2,523.2           21.1          2,375.6           21.8
West North Central.......        69          450.1            3.8            434.5            4.0
West South Central.......       118        1,066.7            8.9          1,022.2            9.4
Canada/Other.............        11          281.0            2.4            311.7            2.9
                           ---------------------------------------------------------------------------
     Total...............     1,168      $11,947.5          100.0%       $10,871.1          100.0%
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

                            Mortgage Loan Comparisons

                                            As of September 30,                  As of December 31,
                                                   2004                                 2003
                                    ------------------------------------ ------------------------------------
                                        Carrying        % of Total          Carrying         % of Total
                                          Value      Mortgage Loans (1)       Value      Mortgage Loans (1)
                                    ------------------------------------ ------------------------------------
                                                                 (in millions)
Delinquent, not in foreclosure....      $  2.2             --                $  0.2            --
Delinquent, in foreclosure........        58.5            0.5%                 92.7           0.8%
Restructured......................        67.3            0.6                  87.8           0.8
Loans foreclosed during period....          --             --                  23.9           0.2
Other loans with valuation
    allowance ....................        60.0            0.5                   5.5           0.1
                                    -------------------------------------------------------------------------
   Total..........................      $188.0            1.6%               $210.1           1.9%
                                    -------------------------------------------------------------------------
Valuation allowance...............        20.0                               $ 65.9
                                    =========================================================================

1) As of September 30, 2004 and December 31, 2003 the Company held mortgage loans with a carrying value of $11.9 billion and $10.9 billion, respectively.

      The valuation allowance is maintained at a level that is adequate enough to absorb estimated probable credit losses. Management's periodic evaluation of the adequacy of the allowance for losses is based on past experience, known and inherent risks, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of the underlying security, the general composition of the portfolio, current economic conditions and other factors. This evaluation is inherently subjective and is susceptible to significant changes and no assurance can be given that the allowances taken will in fact be adequate to cover all losses or that additional valuation allowances or asset write-downs will not be required in the future. The valuation allowance for the mortgage loan portfolio was $20.0 million, or no appreciable percent of the carrying value of the portfolio as of September 30, 2004.

Investment Results

Net Investment Income. The following table summarizes the Company's investment results for the periods indicated:

                                        Three Months Ended September 30,         Nine Months Ended September 30,
                                            2004                 2003               2004                2003
                                    ----------------------------------------------------------------------------------
                                     Yield      Amount     Yield    Amount     Yield    Amount     Yield    Amount
                                    ----------------------------------------------------------------------------------
                                            (in millions)        (in millions)       (in millions)       (in millions)
General account assets-excluding
Policy loans
Gross income.......................   5.19%  $   839.7     5.81%   $   942.1    5.57%   $ 2,725.5   6.13%  $  2,847.1
Ending assets-excluding policy
    loans (1)......................           65,315.4              64,908.3             65,315.4            64,908.3
Policy loans
Gross income.......................   5.63%       28.4     6.17%        31.0    5.73%        87.0   6.07%        91.9
Ending assets......................            2,017.0               2,012.5              2,017.0             2,012.5

       Total gross income..........   5.20%      868.1     5.82%       973.1    5.57%      2,812.5  6.13%     2,939.0
       Less: investment expenses...              (31.9)                (41.6)              (109.8)             (132.1)
                                             -----------           -----------          -----------        -----------
       Net investment income ......   5.01%  $   836.2     5.57%   $   931.5    5.36%   $  2,702.7  5.86%  $  2,806.9
                                             ===========           ===========          ===========        ===========

                       JOHN HANCOCK LIFE INSURANCE COMPANY

1) Cash and cash equivalents are included in invested assets in the table above for the purposes of calculating yields on income producing assets for the Company.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

      Net investment income decreased $95.3 million from comparable prior year period. The yield for the three months ended September 30, 2004, net of investment expenses, on the general account portfolio decreased to 5.01% from 5.57% for the three months ended September 30, 2003. In summary, the change in yields was driven by the following factors:

o On April 28, 2004, as a result of Manulife's acquisition of John Hancock, assets were marked to market in accordance with purchase accounting rules. The impact of the asset adjustment and related amortization was a reduction in yield of approximately 43 basis points for the third quarter of 2004 compared to the third quarter of 2003.

o Lower performance in the quarter on hedge fund of fund investments had a dilutive effect on the net portfolio yield on a pre-tax basis. The impact was approximately a 15 basis point reduction in portfolio yield in the third quarter of 2004 compared to the third quarter of 2003.

o As of September 30, 2004, the Company's asset portfolio had approximately $12 billion of floating-rate exposure (primarily LIBOR). This compares to a $13 billion level of exposure as of September 30, 2003. This exposure was created mostly through interest rate swaps designed to match our floating-rate liability portfolio. As of September 30, 2004, approximately 88% of this exposure, excluding cash and short-term investments, was directly offset by exposure to floating-rate liabilities. Most of the remaining 12% of exposure is in floating rate assets acquired for their relative value and is accounted for in the portfolio's interest rate risk management plan. The impact was approximately a reduction of 56 basis points this quarter compared to 55 basis points a year ago.

o Certain of our tax-preferenced investments (affordable housing limited partnerships and lease residual management) dilute the Company's net portfolio yield on a pre-tax basis. For the three month period ended September 30, 2004, this dilutive effect was 8 basis points, compared to 10 basis points in the comparable prior year period. However, adjusting for taxes, these investments increased the Company's net income by $0.5 million in the third quarter of 2004 compared to the third quarter of 2003.

o Investment expenses were reduced $9.7 million in the three month period ended September 30, 2004 compared to the prior year. Included are reductions in state income tax, home office real estate expenses (the majority of the home office real estate which was sold in March 2003), and miscellaneous expenses.

o The inflow of new cash for the three month period ending September 30, 2004 was invested at rates that were below the portfolio rate. In addition, maturing assets are rolling over into new investments at rates below the portfolio rate. In the three month period ended September 30, 2004, weighted-average invested assets declined $168.6 million, or 0.25%, from the prior year.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

      Net investment income decreased $104.2 million from comparable prior year period. The yield for the nine months ended September 30, 2004, net of investment expenses, on the general account portfolio decreased to 5.36% from 5.86% for the nine months ended September 30, 2003. In summary, the change in yields was driven by the following factors:

o On April 28, 2004, as a result of Manulife's acquisition of John Hancock, assets were marked to market in accordance with purchase accounting rules. The impact of the asset adjustment and related amortization was a reduction in yield of approximately 35 basis points for the nine months ended September 30, 2004 compared to the same period last year.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

o Lower performance in the quarter on hedge fund of fund investments had a dilutive effect on the net portfolio yield on a pre-tax basis. The impact was approximately a 4 basis point reduction in portfolio yield for the nine months ended September 30, 2004 compared to the same period last year.

o As of September 30, 2004, the Company's asset portfolio had approximately $12 billion of floating-rate exposure (primarily LIBOR). This compares to a $13 billion level of exposure as of September 30, 2003. This exposure was created mostly through interest rate swaps designed to match our floating-rate liability portfolio. As of September 30, 2004, approximately 88% of this exposure, excluding cash and short-term investments, was directly offset by exposure to floating-rate liabilities. Most of the remaining 12% of exposure is in floating rate assets acquired for their relative value and is accounted for in the portfolio's interest rate risk management plan. The impact was a reduction of 50 basis points this quarter compared to 54 basis points a year ago.

o Certain of our tax-preferenced investments (affordable housing limited partnerships and lease residual management) dilute the Company's net portfolio yield on a pre-tax basis. For the nine month period ended September 30, 2004, this dilutive effect was 9 basis points, compared to 9 basis points in the comparable prior year period. However, adjusting for taxes, these investments increased the Company's net income by $2.6 million for the nine months ended September 20, 2004 compared to the same period last year.

o Investment expenses were reduced $22.3 million in the nine month period ended September 30, 2004 compared to the prior year. Included are reductions in state income tax, home office real estate expenses (the majority of the home office real estate was sold in March 2003), and miscellaneous expenses.

o The inflow of new cash for the nine month period ending September 30, 2004 was invested at rates that were below the portfolio rate. In addition, maturing assets are rolling over into new investments at rates below the portfolio rate. In the nine month period ended September 30, 2004, weighted-average invested assets grew $3,369.0 million, or 5.29%, from the prior year.

Net Realized Investment and Other Gain/(Loss)

      The following table shows the Company's net realized investment and other gains (losses) by asset class for the periods presented:

                                           Impairments                                                   Net
For the Three Months Ended                    and      Gross Gain   Gross Loss       Hedging      Realized Investment
September 30, 2004                          Reserves   on Disposal  on Disposal    Adjustments   and Other Gain/(Loss)
                                          ----------------------------------------------------------------------------
                                                                         (in millions)
Fixed maturity securities (1) ..........    $ (45.2)    $  54.9     $  (12.1)      $   6.2            $   3.8
Equity securities ......................         --        11.0         (0.6)           --               10.4
Mortgage loans on real estate...........      (11.6)        4.5         (7.6)          1.6              (13.1)
Real estate.............................         --         2.4           --            --                2.4
Other invested assets...................       (6.7)        9.5         (2.3)           --                0.5
Derivatives.............................         --          --           --        (151.6)            (151.6)
                                          ----------------------------------------------------------------------------
               Subtotal.................    $ (63.5)    $  82.3     $  (22.6)      $(143.8)            (147.6)
                                          ----------------------------------------------------------------------------

          Amortization adjustment for deferred policy acquisition costs and
              value of business acquired.....................................................             9.2
          Amounts credited to participating pension contractholders..........................             2.4
          Amounts credited to the policyholder dividend obligation...........................           (12.0)
                                                                                                ----------------------
               Total.........................................................................         $(148.0)
                                                                                                ======================

1) Fixed maturities gain on disposals includes prepayment gains of $28.6 million.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                           Impairments                                                  Net
For the Nine Months Ended                      and      Gross Gain   Gross Loss       Hedging     Realized Investment
September 30, 2004                           Reserves   on Disposal  on Disposal    Adjustments  and Other Gain/(Loss)
                                          ----------------------------------------------------------------------------
                                                                         (in millions)
Fixed maturity securities (1)...........   $ (143.3)   $  204.9     $  (42.5)       $  (70.8)          $  (51.7)
Equity securities (2)...................       (6.2)       99.8         (1.3)             --               92.3
Mortgage loans on real estate...........      (37.6)       21.6         (9.0)          (17.7)             (42.7)
Real estate.............................         --        80.4         (2.3)             --               78.1
Other invested assets...................      (43.9)       18.0        (11.0)             --              (36.9)
Derivatives.............................         --          --           --           (24.8)             (24.8)
                                          ----------------------------------------------------------------------------
               Subtotal.................   $ (231.0)   $  424.7     $  (66.1)       $ (113.3)              14.3
                                          ----------------------------------------------------------------------------

          Amortization adjustment for deferred policy acquisition costs and
             value of business acquired......................................................              25.6
          Amounts credited to participating pension contractholders..........................              (2.7)
          Amounts credited to the policyholder dividend obligation...........................             (35.3)
                                                                                                ----------------------
               Total.........................................................................          $    1.9
                                                                                                ======================

1) Fixed maturities gain on disposals includes $42.5 million of gains from previously impaired securities and prepayment gains of $85.8 million.
2) Equity securities gain on disposal includes $9.3 million of gains from equity securities received as settlement compensation from an investee whose securities had previously been impaired.

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

      For the three and nine month periods ended September 30, 2004 net realized investment and other gains was a loss of $148.0 million and a gain of $1.9 million, respectively. For the same time periods, gross losses on impairments and on disposal of investments - including bonds, equities, real estate, mortgages and other invested assets was $86.1 million and $297.1 million, respectively, excluding hedging adjustments. For the three and nine month periods ended September 30, 2003, net realized investment and other gains/(losses) were a loss of $62.7 million and a gain of $121.0 million, respectively. Gross losses on impairments and disposals of investments, excluding hedging adjustments, were $116.0 million and $529.6 million for the three and nine month periods ended September 30, 2003, respectively.

      For the three and nine month periods ended September 30, 2004, respectively, realized gains on disposal of fixed maturities, excluding hedging adjustments, were $54.9 million and $204.9 million, respectively. These gains resulted from managing the portfolios for tax optimization and ongoing portfolio positioning, as well as $28.6 million and $85.8 million, of prepayments for the three and nine month periods ended September 30, 2004, respectively. There were no recoveries on sales of previously impaired securities and $42.5 million of recoveries on sales of previously impaired securities, for the three and nine month periods ended September 30, 2004, respectively.

      For the three and nine month periods ended September 30, 2004, realized losses on the disposal of fixed maturities, excluding hedging adjustments, were $12.1 million and $42.5 million, respectively. The Company generally intends to hold securities in unrealized loss positions until they mature or recover. However, fixed maturities are sold under certain circumstances such as when new information causes a change in the assessment of whether a bond will recover or perform according to its contractual terms, in response to external events (such as a merger or a downgrade) that result in investment guideline violations (such as single issuer or overall portfolio credit quality limits), in response to extreme catastrophic events (such as September 11, 2001) that result in industry or market wide disruption, or to take advantage of tender offers. Sales generate both gains and losses.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      At the end of each quarter, our Investment Review Committee reviews all securities where market value is less than ninety percent of amortized cost for three months or more to determine whether impairments need to be taken. This committee includes the head of workouts, the head of each industry team, the head of portfolio management, and the Chief Credit Officer of Manulife. The analysis focuses on each company's or project's ability to service its debts in a timely fashion and the length of time the security has been trading below cost. The results of this analysis are reviewed by the Credit Committee at Manulife. This committee includes Manulife's Chief Financial Officer, Chief Investment Officer, Chief Risk Officer, Chief Credit Officer, and other senior management. This quarterly process includes a fresh assessment of the credit quality of each investment in the entire fixed maturities portfolio.

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

      As disclosed in our discussion of the Results of Operations in this MD&A, the Company recorded losses due to other than temporary impairments of fixed maturity securities for three and nine month period ended September 30, 2004 of $45.1 million and $157.6 million, respectively, (including impairment losses of $45.2 million and $143.3 million, and a gain of $0.1 million and a loss of $14.3 million of previously recognized gains where the bond was part of a hedging relationship, for three and nine month period ended September 30, 2004, respectively).

Impairments and Losses on Disposals - Three Months Ended September 30, 2004

     Of the $12.1 million of realized losses on sales of fixed maturity securities for the three months ended September 30, 2004, there were no significant credit losses. Most of the sales were related to general portfolio management, largely due to redeploying high quality, liquid public bonds into more permanent investments and the losses resulted from increasing interest rates during the quarter.

      The Company recorded $45.2 million of other than temporary impairments on fixed maturity securities for the three months ended September 30, 2004. These impairments primarily relate to securities in the airline industry ($30.4 million) and manufacturer of parcel delivery vans ($14.0 million).

      The Company recorded losses due to other than temporary impairments of lease investments and CDO and CBO equity investments of $6.7 million for the three month period ended September 30, 2004. Equity investments in CDOs and CBOs take the first loss risk in a pool of high yield debt. We have a total remaining carrying value of $39.3 million and $60.0 million of CDO equity as of September 30, 2004 and December 31, 2003, which is currently supported by expected cash flows.

      The Company did not recognize any losses on other than temporary impairments of common stock for the three month period ended September 30, 2004.

      The Company recorded a net loss of $13.1 million on mortgage loans for the three month period ended September 30, 2004 (of which $1.6 million was gains on hedging adjustments). Included in this loss is an $11.6 million increase to reserves for a retailer and an agricultural products company, for the three months ended September 30, 2004.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      There were also gains of $11.0 million on the sale of equity securities as part of our overall investment strategy of using equity gains to offset credit losses in the long term, gains of $9.5 million from the sale of other invested assets, and gains of $2.4 million resulting from the sale of real estate for the three month period ended September 30, 2004. Net derivative activity resulted in a loss of $151.6 million for the three months ended September 30, 2004 resulting from a slightly larger impact from interest rate changes on the Company's fair value of hedged items in comparison to the changes in fair values of derivatives hedging those items and the change in fair value of its derivatives that do not qualify for hedge accounting.

Impairments and Losses on Disposals - Nine Months Ended September 30, 2004

      Of the $42.5 million of realized losses on sales of fixed maturity securities for the nine months ended September 30, 2004, there was a total of $0.6 million in credit losses. Most of the sales were related to general portfolio management, largely due to redeploying high quality, liquid public bonds into more permanent investments and the losses resulted from increasing interest rates during the period.

      The Company recorded $143.3 million of other than temporary impairments of fixed maturity securities for the nine months ended September 30, 2004. These impairments relate primarily to: securities in the airline industry ($54.1 million), a manufacturer of parcel delivery vans ($27.9 million), private placement securities related to secured lease obligations of a regional retail food chain ($21.9 million) and one of the world's largest dairy companies ($17.5 million).

      The Company recorded losses due to other than temporary impairments of lease investments and CDO and CBO equity investments of $43.9 million for nine month period ended September 30, 2004. The impairments on lease investments of $37.0 million, primarily in the U.S. airline industry, drove the total impairments on other invested assets. There were $6.9 million in impairments on CDO and CBO equity investments for the period. Equity investments in CDOs and CBOs take the first loss risk in a pool of high yield debt. We have a total remaining carrying value of $39.3 million and $60.0 million of CDO equity as of September 30, 2004 and December 31, 2003, which is currently supported by expected cash flows.

      The Company also recognized losses on other than temporary impairments of common stock of $6.2 million for the nine month period ended September 30, 2004 as the result of market values falling below cost for more than nine months.

      The Company recorded a net loss of $42.7 million on mortgage loans for the nine month period ended September 30, 2004 (of which $17.7 million was losses on hedging adjustments). Included is a $37.6 million increase to reserves for a refrigeration warehouse company, a milling company, a retailer and an agricultural products company, for the nine months ended September 30, 2004.

      There were also gains of $99.8 million on the sale of equity securities as part of our overall investment strategy of using equity gains to offset credit losses in the long term, gains of $18.0 million from the sale of other invested assets, and gains of $80.4 million resulting from the sale of real estate for the nine month period ended September 30, 2004. Net derivative activity resulted in a loss of $24.8 million for the nine months ended September 30, 2004 resulting from a slightly larger impact from interest rate changes on the Company's fair value of hedged items in comparison to the changes in the fair value of derivatives hedging those items and the change in fair value of derivatives that do not qualify for hedge accounting.

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

      On April 28, 2004, JHFS, the parent of the Company, completed its merger agreement with Manulife Financial Corporation (Manulife) and as of the close of business JHFS stock stopped trading on the New York Stock Exchange. In accordance with the agreement, each share of JHFS common stock was converted into 1.1853 shares of Manulife stock. Since April 28, 2004, the Company operates as a subsidiary of Manulife and the John Hancock name is Manulife's primary U.S. brand. Following the completion of the merger, Standard and Poor's, Moody's, A.M. Best and Fitch affirmed all ratings. In addition, Standard & Poor's upgraded the counterparty credit and senior debt ratings on John Hancock Financial Services, Inc. and the debt ratings John Hancock Canadian Corp. to A+ from A. Dominion Bond Rating Service upgraded John Hancock Financial Services' counter party credit rating to AA (low) from A (high).

      The liquidity of our insurance operations is also related to the overall quality of our investments. As of September 30, 2004, $42,698.7 million, or 89.6% of the fixed maturity securities held by us and rated by Standard & Poor's Ratings Services, (S&P) or the National Association of Insurance Commissioners were rated investment grade (BBB- or higher by S&P, Baa3 or higher for Moody's, or 1 or 2 by the National Association of Insurance Commissioners). The remaining $4,954.4 million, or 10.4%, of rated fixed maturity investments were rated non-investment grade. For additional discussion of our investment portfolio see the General Account Investments section of this Management's Discussion and Analysis of Financial Condition and Results of Segment Operations.

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

      Analysis of Consolidated Statement of Cash Flows

      Net cash provided by operating activities was $1,497.4 million and $1,429.4 million for the nine month period ended September 30, 2004 and 2003, respectively. Cash flows from operating activities are affected by the timing of premiums received, fees received and investment income. The $68.0 million increase in the first nine months of 2004 as compared to the prior year resulted primarily from a $114.0 million increase in cash inflows from fee and investment income, a decrease of cash outflows for expenses of $57.2 million, and a decrease in cash outflows in other assets and other liabilities of $228.1 million. Partially offsetting these increases in cashflows was a $298.4 million increase in cash outflows for policy related costs and an increase in cash outflows of $32.9 million for income taxes..

      Net cash used in investing activities was $1,713.2 million and $3,384.5 million for the nine month periods ended September 30, 2004 and 2003, respectively. Changes in the cash provided by investing activities primarily relate to the management of the Company's investment portfolios and the investment of excess capital generated by operating and financing activities. The $1,671.3 million decrease in cash used in the first quarter of 2004 as compared to the same period in 2003 resulted primarily from a $2,597.7 million reduction in net acquisitions, sales and maturities of fixed investments partially offset by an $887.6 million cash decrease in cash inflows due to the sale of Home Office properties in the first quarter of 2003.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      Net cash used in financing activities was $1,327.0 million for the nine month period ended September 30, 2004 and the net cash provided by financing activities was $2,375.0 million for the nine month period ended September 30, 2003. Changes in cash provided by financing activities primarily relate to excess deposits or withdrawals under investment type contracts, the issuance of debt and borrowings or re-payments of the Company's debt. The $3,702.0 million decrease in net cash provided by financing activities for the first nine months of 2004 as compared to the same period in 2003 was driven by a decrease in deposits and an increase in cash payments made on withdrawals of universal life insurance and investment-type contracts totaling $3,622.0 million. Withdrawals on such universal life insurance and investment-type contracts exceeded deposits by $1,931.8 million for the first nine months of 2004, while during the same period in 2003, deposits exceeded withdrawals by $1,690.2 million. In addition, the consumer notes program experienced $79.9 million decrease in deposits compared to the prior year. The Company's ability to generate customer deposits in excess of withdrawals is critical to our long-term growth.

      Lines of Credit, Debt and Guarantees

      Cash flow requirements are also supported by a committed line of credit of $500 million, through a syndication of banks including Fleet National Bank, JPMorgan Chase, Credit Suisse First Boston, The Bank of New York, Barclays, The Bank of Nova Scotia, Wachovia, Royal Bank of Canada, State Street Bank, Bank of America, Bank One, BNP Paribas, Deutsche Bank, PNC Bank, Sovereign Bank, Westdeutsche Landesbank, Comerica Bank and Northern Trust. The line of credit agreement provides for one facility: for $500 million (renewable in 2005). The line of credit is available for general corporate purposes. The line of credit agreement contains various covenants, among these being that statutory total capital and surplus plus asset valuation reserve meet certain requirements. To date, we have not borrowed any amounts under the line of credit.

      As of September 30, 2004, we had $740.0 million of principal and interest amounts of debt outstanding, consisting of $517.1 million of surplus notes, $33.0 million of other notes payable (excluding $166.3 million in non-recourse debt for Signature Fruit and an Australian farm management subsidiary). Also not included in these amounts is the $23.6 million SFAS No. 133 fair value adjustment to interest rate swaps held for the Surplus Notes.

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

      The Company's primary use of QSPEs occurs in its commercial mortgage banking subsidiary. The Company's commercial mortgage banking subsidiary originates commercial mortgages and sells them to QSPEs which then issues mortgage backed securities (MBS). The Company engages in this activity to earn fees during the origination process, and to generate gains during the securitization process. The Company maintains a portfolio of MBS securities, in order to generate net investment income for its general account, and some of theses MB securities were purchased from QSPEs to which we transferred mortgages. The majority of the Company's MBS portfolio was purchased from unrelated QSPEs.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

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

      These forward-looking statements are subject to risks and uncertainties including, but not limited to, the risks that (1) a significant downgrade in our ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm our ability to market our products; (2) new laws and regulations, including the recently enacted Sarbanes-Oxley Act of 2002, or changes to existing laws or regulations, (including, but not limited to, those relating to the Federal Estate Tax Laws and the proposed Bush Administration tax and savings initiatives), and the applications and interpretations given to these laws and regulations, may adversely affect the Company's sales of insurance and investment advisory products; (3) Massachusetts insurance law may restrict the ability of John Hancock Variable Life Insurance Company to pay dividends to us; (4) we face increasing competition in our retail businesses from mutual fund companies, banks and investment management firms as well as from other insurance companies; (5) declines or increased volatility in the securities markets, and other economic factors, may adversely affect our business, particularly our variable life insurance, mutual fund, variable annuity and investment business; (6) due to acts of terrorism or other hostilities, there could be business disruption, economic contraction, increased mortality, morbidity and liability risks, generally, or investment losses that could adversely affect our business; (7) our life insurance sales are highly dependent on a third party distribution relationship; (8) customers may not be responsive to new or existing products or distribution channels, (9) interest rate volatility may adversely affect our profitability; (10) our net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies or redeem shares of our open-end mutual funds; (11) the independent trustees of our variable series trusts and of our mutual funds could reduce the compensation paid to us or could terminate our contracts to manage the funds; (12) under our Plan of Reorganization, we were required to establish the closed block, a special arrangement for the benefit of a group of our policyholders. We may have to fund deficiencies in our closed block, and any over-funding of the closed block will benefit only the holders of policies included in the closed block, not our sole shareholder; (13) we will face losses if the claims on our insurance products, or reductions in rates of mortality on our products, are greater than projected; (14) we face investment and credit losses relating to our investment portfolio, including, without limitation, the risk associated with the evaluation and determination by our investment professionals of the fair values of investments as well as whether or not any investments have been impaired on an other than temporary basis; (15) we may experience volatility in net income due to changes in standards for accounting for derivatives and other changes; (16) we are subject to risk-based capital requirements and possible guaranty fund assessments; (17) we may be unable to retain personnel who are key to our business; (18) we may incur losses from assumed reinsurance business in respect of personal accident insurance and the occupational accident component of workers compensation insurance; (19) litigation and proceedings by regulatory or governmental authorities may result in financial losses, harm our reputation and divert management resources; (20)

                       JOHN HANCOCK LIFE INSURANCE COMPANY

we face unforeseen liabilities arising from our acquisitions and dispositions of businesses; (21) we may incur multiple life insurance claims as a result of a catastrophic event which, because of higher deductibles and lower limits under our reinsurance arrangements, could adversely affect the Company's future net income and financial position, and (22) in connection with the merger between JHFS and Manulife Financial Corporation: we may not achieve the revenue synergies, cost savings and other synergies contemplated by the merger; we may experience litigation related to the merger; John Hancock's and Manulife's distributors, customers and policyholders may react negatively to the transaction; we may encounter difficulties in promptly and effectively integrating the businesses of John Hancock and Manulife; we may not be able to retain the professional and management talent necessary to operate the business; the transaction may result in diversion of management time on integration-related issues; and we may experience increased exposure to exchange rate fluctuations and other unknown risks associated with the merger.

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

--------------------------------------------------------------------------------

                      JOHN HANCOCK LIFE INSURANCE COMPANY

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     JOHN HANCOCK LIFE INSURANCE COMPANY

Date:  November 8, 2004              By:  /s/ THOMAS E. MOLONEY
                                          ----------------------
                                          Thomas E. Moloney
                                          Senior Executive Vice President and
                                          Chief Financial Officer