Form 10-Q/A
period 2004-06-30
HANCOCK JOHN LIFE INSURANCE CO
filed 2005-02-17
CIK 917406

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

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

EXPLANATORY NOTE

Item 1 and Item 2 of John Hancock Life Insurance Company's quarterly report for the period ended June 30, 2004 are being amended to revise net investment income and income tax expense for the period subsequent to the change in control described in Note 1. This revision has no impact on the total company after-tax earnings. As part of the opening balance sheet prepared due to the change in control, an estimate of the fair value of leveraged lease assets was included in the purchase equation. Subsequent to that period, the Company has continued to refine the value of the assets and liabilities acquired in the change of control through detailed modeling of each of the leveraged leases. Valuation work performed in that time period on these investments indicated that previously recorded net investment income and income tax expense for the time period after the change in control should be reduced by approximately $63 million. These changes are being made in this amended filing so that these financial statements are consistent with the financial results of the Company that are included in the financial statements of the Company's parent, Manulife Financial Corporation.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                           CONSOLIDATED BALANCE SHEETS


                                                                                June 30,
                                                                                  2004        December 31,
                                                                               (unaudited)        2003
                                                                               ---------------------------
                                                                                       (in millions)
Assets
Investments
Fixed maturities:
     Held-to-maturity--at amortized cost
     (fair value: December 31--$1,512.8 million) .........................            --         $ 1,488.7
     Available-for-sale--at fair value
     (cost: June 30--$47,751.0 million; December 31--$43,907.7 million) ..     $47,456.7          46,482.1
Equity securities:
     Available-for-sale--at fair value
     (cost: June 30--$233.4 million; December 31--$249.9 million) ........         235.5             333.1
     Trading securities--at fair value
     (cost: June 30--$0.3 million; December 31--$0.3 million) ............           0.3               0.6
Mortgage loans on real estate ............................................      11,765.1          10,871.1
Real estate ..............................................................         136.7             123.8
Policy loans .............................................................       2,020.6           2,019.2
Short-term investments ...................................................          50.2              31.5
Other invested assets ....................................................       3,275.8           2,912.2
                                                                               ---------         ---------

         Total Investments ...............................................      64,940.9          64,262.3

Cash and cash equivalents ................................................       1,244.5           2,626.9
Accrued investment income ................................................         828.0             700.5
Premiums and accounts receivable .........................................         105.1             104.1
Goodwill .................................................................       3,031.7             108.6
Value of business acquired ...............................................       2,858.1             168.5
Deferred policy acquisition costs ........................................          58.4           3,420.7
Intangible assets ........................................................       1,351.1               6.3
Reinsurance recoverable ..................................................       3,237.2           2,677.3
Deferred tax asset .......................................................         464.9                --
Other assets .............................................................       2,206.0           2,886.2
Separate account assets ..................................................      18,493.0          19,369.6
                                                                               ---------         ---------
         Total Assets ....................................................     $98,818.9         $96,331.1
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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME


                                                                               Period From      Period From
                                                                             April 29, 2004    April 1, 2004     Three Months
                                                                                 through           through          Ended
                                                                              June 30, 2004    April 28, 2004    June 30, 2003
                                                                              -------------    --------------    -------------
                                                                                                (in millions)
Revenues
   Premiums ............................................................         $  324.9         $  157.3       $  484.4
   Universal life and investment-type product fees .....................            104.6             53.9          153.1
   Net investment income ...............................................            518.8            301.2          942.3
   Net realized investment and other gains (losses), net of
      related amortization of deferred policy acquisitions
      costs and value of businees acquired credited to
      participating pension contract holders and the
      policyholder dividend obligation ($(16.3), $29.1
      and $49.3 respectively) ..........................................             48.9            198.7           78.3
   Investment management revenues, commissions and other fees ..........             84.6             48.3          122.4
   Other revenue .......................................................             37.6             17.0           55.3
                                                                                 --------         --------       --------

Total revenues .........................................................          1,119.4            776.4        1,835.8

Benefits and expenses
   Benefits to policyholders, excluding amounts related to
      net realized investment and other gains (losses) credited
      to participating pension contract holders and the
      policyholder dividend obligation ($(10.8), $22.0,
      and $28.4 (respectively)
   Benefits to policyholders ...........................................            556.4            341.7          919.7
   Other operating costs and expenses ..................................            223.5            112.5          348.7
   Amortization of  deferred policy acquisition costs and value of business acquired, excluding amounts related to net
      realized investment and other gains (losses)  ($(5.5), $7.1
      and $20.9, respectively) .........................................             37.8             15.0           63.6

   Dividends to policyholders ..........................................             77.8             40.5          137.5
                                                                                 --------         --------       --------

   Total benefits and expenses .........................................            895.5            509.7        1,469.5
                                                                                 --------         --------       --------

Income before income taxes .............................................            223.9            266.7          366.3

Income taxes ...........................................................             54.8             91.7          108.6
                                                                                 --------         --------       --------

Net income .............................................................         $  169.1         $  175.0       $  257.7
                                                                                 ========         ========       ========


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                                                                  Period From      Period From
                                                                                 April 29, 2004  January 1, 2004   Six Months
                                                                                    through          through          Ended
                                                                                 June 30, 2004   April 28, 2004   June 30, 2003
                                                                                 -------------   --------------   -------------
                                                                                                 (in millions)
Revenues
   Premiums ..................................................................     $  324.9         $  628.0        $  956.7
   Universal life and investment-type product fees ...........................        104.6            230.7           308.1
   Net investment income .....................................................        518.8          1,284.7         1,875.4
   Net realized investment and other gains (losses), net of
      related amortization of deferred policy acquisitions
      costs and value of business acquired credited
      to participating pension contract holders and
      the policyholder dividend obligation ($(16.3),
      $28.3 and $(0.5) respectively) .........................................         48.9            101.0           183.7
   Investment management revenues, commissions and other fees ................         84.6            180.7           241.6
   Other revenue .............................................................         37.6             88.3           127.4
                                                                                   --------         --------        --------

Total revenues ...............................................................      1,119.4          2,513.4         3,692.9

Benefits and expenses
    Benefits to policyholders, excluding amounts related to
        net realized investment and other gains (losses)
        credited to participating pension contract holders
        and the policyholder dividend obligation ($(10.8),
        $39.2, $(12.9), respectively)
   Benefits to policyholders .................................................        556.4          1,277.1         1,869.0
   Other operating costs and expenses ........................................        223.5            483.2           665.4
   Amortization of deferred policy acquisition costs and
        value of business acquired, excluding amounts related
        to net realized investment and other gains (losses)($(5.5),
        $(10.9) and $12.4, respectively) .....................................         37.8            121.8           135.4
   Dividends to policyholders ................................................         77.8            157.1           270.0
                                                                                   --------         --------        --------

   Total benefits and expenses ...............................................        895.5          2,039.2         2,939.8
                                                                                   --------         --------        --------

Income before income taxes and cumulative effect of
   accounting changes ........................................................        223.9            474.2           753.1

Income taxes .................................................................         54.8            141.6           224.4
                                                                                   --------         --------        --------

Net income before cumulative effect of accounting change .....................        169.1            332.6           528.7

Cumulative effect of accounting changes, net of income tax - Note 1 ..........           --             (3.3)             --
                                                                                   --------         --------        --------

Net income ...................................................................     $  169.1         $  329.3        $  528.7
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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                         For the
                                                                                       For the period   period from    For the six
                                                                                       April 29, 2004 January 1, 2004  month period
                                                                                           through     through April    ended June
                                                                                       June 30, 2004     28, 2004       30, 2003
                                                                                       --------------------------------------------
                                                                                                       (in millions)
Cash flows from operating activities:
     Net income .......................................................................   $   169.1      $   329.3      $   528.7
     Adjustments to reconcile net income to net cash provided by operating activities:
       Amortization of premium (discount) - fixed maturities ..........................       117.9           17.1           (1.8)
       Net realized investment and other losses .......................................       (48.9)        (101.0)        (183.7)
       Change in accounting principle .................................................          --            3.3             --
       Change in deferred policy acquisition costs ....................................       (58.3)         (15.9)        (143.6)
       Depreciation and amortization ..................................................        42.8           15.0           21.4
       Net cash flows from trading securities .........................................          --            0.3            0.3
       Increase in accrued investment income ..........................................       (70.3)         (57.2)        (117.0)
       (Increase) decrease in premiums and accounts receivable ........................       (16.9)          15.9           12.8
       Increase in other assets and other liabilities, net ............................       (74.9)          62.6         (178.4)
       Increase in policy liabilities and accruals, net ...............................       238.6          480.5        1,182.8
       Increase in income taxes .......................................................        32.9           86.0          175.4
                                                                                          ---------------------------------------

              Net cash provided by operating activities ...............................       332.0          835.9        1,296.9

Cash flows from investing activities:
       Sales of:
         Fixed maturities available-for-sale ..........................................       572.0        2,731.2        6,484.2
         Equity securities available-for-sale .........................................         1.3          154.9           87.3
         Real estate ..................................................................         1.4           97.7           63.6
         Home Office properties .......................................................          --             --          887.6
         Short-term investments and other invested assets .............................       104.8          130.7          103.2
       Maturities, prepayments and scheduled redemptions of:
         Fixed maturities held-to-maturity ............................................          --           40.3          136.0
         Fixed maturities available-for-sale ..........................................       763.2        1,497.6        1,779.8
         Short-term investments and other invested assets .............................         2.6           32.4           80.2
         Mortgage loans on real estate ................................................       234.1          615.0          530.6
       Purchases of:
         Fixed maturities held-to-maturity ............................................          --             --           (2.2)
         Fixed maturities available-for-sale ..........................................    (1,003.1)      (5,983.2)     (11,245.8)
         Equity securities available-for-sale .........................................       (33.5)         (39.6)         (87.3)
         Real estate ..................................................................        (1.5)          (6.9)          (6.7)
         Short-term investments and other invested assets .............................       (85.6)        (627.8)        (514.2)
       Mortgage loans on real estate issued ...........................................      (524.8)        (507.9)        (808.8)
       Net cash received  related to acquisition of business ..........................          --             --           93.7
       Other, net .....................................................................       (11.5)         (70.2)        (180.5)
                                                                                          ---------------------------------------

           Net cash provided by (used in) in investing activities .....................   $    19.4      $(1,935.8)     $(2,599.3)


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


                         Period from April 29   Period from April 1    Three Months Ended
                           through June 30,      through April 28,          June 30,
                            2004                 2004                   2003
                          Proforma     2004    Proforma       2004    Proforma      2003
                         -----------------------------------------------------------------
                                                   (in millions)

Revenue ..............   $1,119.4   $1,119.4   $  776.4   $  776.4   $1,822.1   $1,835.8

Net income ...........   $  169.1   $  169.1   $  175.0   $  175.0   $  255.8   $  257.7

                          Period from April 29  Period from January 1    Six Months Ended
                            through June 30,      through April 28,          June 30,
                             2004                 2004                   2003
                           Proforma     2004    Proforma       2004    Proforma      2003
                         -----------------------------------------------------------------
                                                   (in millions)

Revenue ..............   $1,119.4   $1,119.4   $2,513.4   $2,513.4   $3,648.1   $3,692.9

Net income ...........   $  169.1   $  169.1   $  329.3   $  329.3   $  525.9   $  528.7


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
Revenues:
   Revenues from external customers ...   $   354.6     $    64.0      $     8.7      $  124.4      $   551.7
   Net investment income ..............       221.9         104.5          200.9          (8.5)         518.8
   Net realized investment and
     other gains (losses), net ........        13.2          (9.2)          48.9          (4.0)          48.9
   Inter-segment revenues .............          --           0.2            0.1          (0.3)            --
                                          -------------------------------------------------------------------
   Revenues ...........................   $   589.7     $   159.5      $   258.6      $  111.6      $ 1,119.4
                                          ===================================================================

Net Income:
   Net income .........................   $    89.2     $    31.3      $    55.6      $   (7.0)     $   169.1
                                          ===================================================================

Supplemental Information:
   Equity in net income of investees
     accounted for by the equity method   $     5.3     $     1.5      $     4.9      $   (3.0)     $     8.7
   Carrying value of investments
     accounted for by the equity
     method ...........................       431.6         221.6          568.9         644.9        1,867.0
   Amortization of deferred policy
     acquisition costs and value of
     business acquired, excluding
     amounts related to net realized
     investment and other gains
     (losses) .........................        12.4          15.8            9.6            --           37.8
   Segment assets .....................    40,816.5      19,478.9       35,012.0       3,511.5       98,818.9

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
Revenues:
     Revenues from external customers .......     $  354.6      $   64.0      $    8.7      $  124.4     $   551.7
     Net investment income ..................        221.9         104.5         200.9          (8.5)        518.8
     Net realized investment and other
       gains (losses), net ..................         13.2          (9.2)         48.9          (4.0)         48.9
     Inter-segment revenues .................           --           0.2           0.1          (0.3)           --
                                                  ----------------------------------------------------------------
     Revenues ...............................     $  589.7      $  159.5      $  258.6      $  111.6     $ 1,119.4
                                                  ================================================================

Net Income:
     Net income .............................     $   89.2      $   31.3      $   55.6      $   (7.0)    $   169.1
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

      Income Taxes


      Our reported effective tax rate on net income was 29.9% and 30.0% for the three month periods ended June 30, 2004 and 2003 and 28.1% and 29.8% for the six month periods ended June 30, 2004 and 2003, respectively. The decrease in the effective tax rate during the period is due to changes in the recognition of tax expense as a result of the purchase accounting for leveraged leases as required by FASB Interpretation No. 21, "Accounting for Leases in a Business Combinatoin" and FASB Statement of Financial Accounting Standares No. 13, "Accounting for Leases". Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to us. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may not succeed. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. Our effective tax rate includes the impact of reserve provisions ,changes to reserves that we consider appropriate, and related interest. This rate is then applied to our year-to-date operating results.


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


                         Period from April 29     Period from April 1       Three Months Ended
                           through June 30,        through April 28,             June 30,
                            2004                   2004                      2003
                          Proforma     2004      Proforma       2004       Proforma      2003
                        ---------------------------------------------------------------------------
                                                      (in millions)

Revenue ...........      $1,119.4    $1,119.4   $  776.4      $  776.4     $1,822.1     $1,835.8

Net income ........      $  169.1    $  169.1   $  175.0      $  175.0     $  255.8     $  257.7

                         Period from April 29    Period from January 1       Six Months Ended
                           through June 30,        through April 28,             June 30,
                            2004                   2004                      2003
                          Proforma     2004      Proforma       2004       Proforma      2003
                        ------------------------------------------------------------------------
                                                      (in millions)

Revenue ...........      $1,119.4     $1,119.4    $2,513.4    $2,513.4     $3,648.1     $3,692.9

Net income ........      $  169.1     $  169.1    $  329.3    $  329.3     $  525.9     $  528.7


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

      The tables below present the consolidated results of operations for the periods presented:


                                                                                     Three Months Ended          Six Months Ended
                                                                                          June 30,                   June 30,
                                                                                     2004         2003          2004          2003
                                                                                  --------------------------------------------------
                                                                                                     (in millions)
Revenues
Premiums ...................................................................      $  482.2      $  484.4      $  952.9      $  956.7
Universal life and investment-type product fees ............................         158.5         153.1         335.3         308.1
Net investment income ......................................................         820.0         942.3       1,803.5       1,875.4
Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs, and
        value of business acquired amounts credited to
        participating pensions contractholders and the
        policyholder dividend obligation (1) ...............................         247.6          78.3         149.9         183.7
Investment management revenues, commissions, and other fees ................         132.9         122.4         265.3         241.6
Other revenue ..............................................................          54.6          55.3         125.9         127.4
                                                                                  --------------------------------------------------
                  Total revenues ...........................................       1,895.8       1,835.8       3,632.8       3,692.9

Benefits and expenses
Benefits to policyholders, excluding amounts related to net
         realized investment and other gains (losses) credited
         to participating pension contractholders and the
         policyholder dividend obligation (2) ..............................         898.1         919.7       1,833.5       1,869.0
Other operating costs and expenses .........................................         336.0         348.7         706.7         665.4
Amortization of deferred policy acquisition costs and value of business acquired, excluding amounts related to net
         realized investment and other gains (losses) (3) ..................          52.8          63.6         159.6         135.4
Dividends to policyholders .................................................         118.3         137.5         234.9         270.0
                                                                                  --------------------------------------------------
                 Total benefits and expenses ...............................       1,405.2       1,469.5       2,934.7       2,939.8

Income before taxes and cumulative effect of accounting change .............         490.6         366.3         698.1         753.1
Income taxes ...............................................................         146.5         108.6         196.4         224.4
                                                                                  --------------------------------------------------

Income before cumulative effect of accounting change .......................         344.1         257.7         501.7         528.7
Cumulative effect of accounting change .....................................            --            --           3.3            --
                                                                                  --------------------------------------------------

                Net income .................................................      $  344.1      $  257.7      $  498.4      $  528.7
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


      Consolidated income before income taxes increased 33.9%, or $124.3 million, for the three month period ended June 30, 2004 from the prior year. The increase was driven by higher net realized investment and other gains, which increased 216.2%, or $169.3 million, from the prior year. The change in net realized investment and other gains (losses) is the result of $226.7 million in derivative hedging adjustments, $74.3 million in gains on the sale of real estate and $19.6 million in gains on the sale of equity securities. For additional analysis regarding net realized investment and other gains (losses), see below and General Account Investments in the MD&A.


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


      Net investment income decreased 13.0%, or $122.3 million, from the prior year. The decrease was driven by lower average yield on invested assets, partially offset by an increase in invested assets. Investment yields decreased to 4.83% driven by floating-rate investments and the amortization of the purchase accounting mark-to-market adjustments on assets due to the Manulife acquisition. In addition, net investment income varies with market interest rates because the return on approximately $13 billion of the asset portfolio at June 30, 2004, floats with market rates. Matching the interest rate exposure on our asset portfolio to the exposure on our liabilities is a central feature of our asset/liability management process. Partially offsetting these decreases in yield was an increase in invested assets. In the three month period ended June 30, 2004, weighted-average invested assets grew $2,382.6 million, or 3.6%, from the prior year. For additional analysis of net investment income and yields see the General Account Investments section of this MD&A.


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


      Income taxes were $146.5 million in the second quarter of 2004, compared to $108.6 million for the second quarter of 2003. Our effective tax rate was 29.9% in the second quarter of 2004, compared to 29.6% in the second quarter of 2003. The increase in the effective tax rate during the period is due to changes in the recognition of tax expense as a result of the purchase accounting for leveraged leases as required by FASB Interpretation No. 21, "Accounting for Leases in a Business Combinatoin" and FASB Statement of Financial Accounting Standares No. 13, "Accounting for Leases".


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


      Consolidated income before income taxes and cumulative effect of accounting pronouncement decreased 7.3%, or $55.0 million, for the six month period ended June 30, 2004 from the prior year. The decrease was driven by a decrease in net realized investment and other gains from the sale of Home Office properties in the prior year. Through June 30, 2003, the Company recognized a gain of $271.4 million (and a deferred profit of $209.4 million) on the sale of the Company's Home Office properties in the first quarter of 2003. In addition, operating expenses increased 6.2%, or $41.3 million. These decreases were partially offset by higher product fees and advisory fees. The increase in product fees was driven by a 12.7% increase in average account balance on universal life insurance products. The increase in advisory fees is driven by 13.9% growth in average assets under management in the mutual funds business compared to the prior year. The Company recorded an decrease to net income of $3.3 million (net of tax) resulting from the adoption of a new accounting pronouncement, Statement of Position 03-1 - Accounting and Reporting by Insurance Enterprises for Certain Untraditional Long Duration Contracts for Separate Accounts (SOP 03-1).


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

                      JOHN HANCOCK LIFE INSURANCE COMPANY


      Net investment income decreased 3.8%, or $71.9 million, from the prior year. The decrease in net investment income was driven by lower yields, partially offset by asset growth and lower investment expenses. Average assets grew $2,788.7 million, or 4.4%, compared to the prior year. In addition, investment expenses decreased $12.6 million from the prior year, driven by the reduction in depreciation expense from the sale of the home office properties. The average yield on invested assets decreased to 5.42%, driven by the impact of floating-rate investments and purchase accounting mark-to-market adjustments on invested assets. Net investment income also varies with market interest rates as the return on approximately $13 billion of the asset portfolio at June 30, 2004, floats with market rates. Matching the interest rate exposure on our asset portfolio to the exposure on our liabilities is a central feature of our asset/liability management process. For additional analysis of net investment income and yields see the General Account Investments section of this MD&A.


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


      Income taxes were $196.4 million in the first six months of 2004, compared to $224.4 million for the first six months of 2003. Our effective tax rate was 28.1% in the first six months of 2004, compared to 29.8% in the first six months of 2003. The decrease in the effective tax rate during the period is due to changes in the recognition of tax expense as a result of the purchase accounting for leveraged leases as required by FASB Interpretation No. 21, "Accounting for Leases in a Business Combination" and FASB Statement of Financial Accounting Standards No. 13, "Accounting for Leases".


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

Investment Results

Net Investment Income. The following table summarizes the Company's investment results for the periods indicated:


                                                  Three Months Ended                               Six Months Ended
                                               As of                 As of                  As of                    As of
                                           June 30, 2004         June 30, 2003          June 30, 2004            June 30, 2003
                                       -------------------------------------------------------------------------------------------
                                        Yield      Amount      Yield    Amount        Yield    Amount          Yield    Amount
                                       -------------------------------------------------------------------------------------------
                                                (in millions)        (in millions)         (in millions)             (in millions)

General account assets-excluding
Policy loans
     Gross income                      5.04%   $   829.8        5.99%   $   950.7       5.65%   $ 1,822.9        6.17%   $ 1,905.1
     Ending assets-excluding policy
         Loans                                  64,164.8                 64,919.7                64,164.8                 64,919.7
Policy loans
     Gross income                      5.77%        29.1        5.94%        29.9       5.80%        58.5        6.04%        60.9
     Ending assets                               2,020.6                  2,014.5                 2,020.6                  2,014.5

         Total gross income            5.06%       858.9        5.99%       980.6       5.65%     1,881.4        6.17%     1,965.9
         Less: investment expenses                 (38.9)                   (38.3)                  (77.9)                   (90.5)
                                               ---------                ---------               ---------                ---------
           Net investment income       4.83%   $   820.0        5.75%   $   942.3       5.42%   $ 1,803.5        5.88%   $ 1,875.4
                                               =========                =========               =========                =========


(1) Cash and cash equivalents are included in invested assets in the table above for the purposes of calculating yields on income producing assets for the Company.

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003


      Net investment income decreased $122.3 million from comparable prior year period. The decrease was primarily the result of amortization of the mark to market adjustment on assets as a result of the purchase accounting treatment of the Manulife acquisition of John Hancock. Overall, the yield for the three months ended June 30, 2004, net of investment expenses, on the general account

                      JOHN HANCOCK LIFE INSURANCE COMPANY

portfolio decreased to 4.83% from 5.75% for the three months ended June 30, 2003. In summary, the change in yields was driven by the following factors:


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


      o Certain of our tax-preferenced investments (affordable housing limited partnerships and lease residual management) dilute the Company's net portfolio yield on a pre-tax basis. For the three month period ended June 30, 2004, this dilutive effect was 47 basis points, compared to 10 basis points in the comparable prior year period. However, adjusting for taxes, these investments increased the Company's net income by $0.8 million in the second quarter of 2004 compared to the second quarter of 2003.


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

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003


      Net investment income decreased $71.9 million from comparable prior year period. Overall, the yield for the six months ended June 30, 2004, net of investment expenses, on the general account portfolio decreased to 5.42% from 5.88% for the six months ended June 30, 2003. In summary, the change in yields was driven by the following factors:


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


      o Certain of our tax-preferenced investments (affordable housing limited partnerships and lease residual management) dilute the Company's net portfolio yield on a pre-tax basis. For the three month period ended March 31, 2004, this dilutive effect was 28 basis points, compared to 10 basis points in the comparable prior year period. However, adjusting for taxes, these investments increased the Company's net income by $2.2 million for the six months ended June 20, 2004 compared to the same period last year.

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

ITEM 6. EXHIBITS and REPORTS on FORM 8-K

      a) Exhibits

Exhibit
Number      Description
------      -----------


3.2 Amended and Restated By-Laws of John Hancock Life Insurance Company (As adopted as of July 1, 2004)*


31.1 Chief Executive Officer Certification Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

31.2 Chief Financial Officer Certification Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934

32.1 Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002


----------
* Previously filed as an exhibit to John Hancock Life Insurance Company quarterly report on Form 10-Q for the quarter ended June 30, 2004 and incorporated herein by reference.

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

                                         JOHN HANCOCK LIFE INSURANCE COMPANY



Date: February 16, 2005                  By: /s/ STEVEN FINCH
                                             ----------------------
                                             Steven Finch
                                             Senior Vice President and
                                             Chief Financial Officer