Form 10-Q/A
period 2004-09-30
HANCOCK JOHN LIFE INSURANCE CO
filed 2005-02-17
CIK 917406

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

EXPLANATORY NOTE

Item 1 and Item 2 of John Hancock Life Insurance Company's quarterly report for the period ended September 30, 2004 are being amended to revise net investment income and income tax expense for the period subsequent to the change in control described in Note 1. This revision has no impact on the total company after-tax earnings. As part of the opening balance sheet prepared due to the change in control, an estimate of the fair value of leveraged lease assets was included in the purchase equation. Subsequent to that period, the Company has continued to refine the value of the assets and liabilities acquired in the change of control through detailed modeling of each of the leveraged leases. Valuation work performed in that time period on these investments indicated that previously recorded net investment income and income tax expense for the time period after the change in control should be reduced by approximately $139 million. These changes are being made in this amended filing so that these financial statements are consistent with the financial results of the Company that are included in the financial statements of the Company's parent, Manulife Financial Corporation.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                           CONSOLIDATED BALANCE SHEETS


                                                                                 September 30,
                                                                                      2004       December 31,
                                                                                  (unaudited)        2003
                                                                                 ---------------------------
                                                                                        (in millions)
Assets
Investments
Fixed maturities:
     Held-to-maturity--at amortized cost
     (fair value: December 31--$1,512.8 million) ..............................          --        $ 1,488.7
     Available-for-sale--at fair value
     (cost: September 30--$47,899.5 million; December 31--$43,907.7 million) ..   $48,529.9         46,482.1
Equity securities:
     Available-for-sale--at fair value
     (cost: September 30--$212.9  million; December 31--$249.9 million) .......       214.4            333.1
     Trading securities--at fair value
     (cost: September 30--$0.1  million; December 31--$0.1 million) ...........         0.3              0.6
Mortgage loans on real estate .................................................    11,947.5         10,871.1
Real estate ...................................................................       270.7            123.8
Policy loans ..................................................................     2,017.0          2,019.2
Short-term investments ........................................................          --             31.5
Other invested assets .........................................................     3,268.5          2,912.2
                                                                                  ---------        ---------

         Total Investments ....................................................    66,248.3         64,262.3

Cash and cash equivalents .....................................................     1,084.1          2,626.9
Accrued investment income .....................................................       838.8            700.5
Premiums and accounts receivable ..............................................        92.6            104.1
Goodwill ......................................................................     3,031.7            108.6
Value of business acquired ....................................................     2,753.6            168.5
Deferred policy acquisition costs .............................................       140.3          3,420.7
Intangible assets .............................................................     1,349.6              6.3
Reinsurance recoverable .......................................................     3,298.9          2,677.3
Deferred tax asset ............................................................        99.9               --
Other assets ..................................................................     2,524.8          2,886.3
Separate account assets .......................................................    18,159.3         19,369.6
                                                                                  ---------        ---------
         Total Assets .........................................................   $99,621.9        $96,331.1
                                                                                  =========        =========


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                                                    September 30,
                                                                        2004       December 31,
                                                                    (unaudited)        2003
                                                                    ---------------------------
                                                                           (in millions)
Liabilities and Shareholder's Equity

Liabilities
Future policy benefits .........................................    $42,703.6         $38,451.0
Policyholders' funds ...........................................     20,449.1          21,693.5
Consumer notes .................................................      2,288.8           1,550.4
Unearned revenue ...............................................         25.9             406.9
Unpaid claims and claim expense reserves .......................        183.9             166.5
Dividends payable to policyholders .............................        443.1             440.0
Short-term debt ................................................        141.9             104.0
Long-term debt .................................................        598.1             609.4
Deferred tax liability .........................................           --           1,534.1
Other liabilities ..............................................      4,382.7           4,417.7
Separate account liabilities ...................................     18,159.3          19,369.6
                                                                    ---------         ---------
         Total liabilities .....................................     89,376.4          88,743.1

Minority interest ..............................................          5.1               5.1

Commitments and contingencies - Note 5

Shareholder's Equity

Common stock, $10,000 par value; 1,000 shares authorized,
     issued and outstanding at September 30, 2004 and
     December 31, 2003, respectively ...........................         10.0              10.0
Additional paid in capital .....................................      9,467.0           4,763.2
Retained earnings ..............................................        228.3           1,332.1
Accumulated other comprehensive income .........................        535.1           1,477.6
                                                                    ---------         ---------
         Total Shareholder's Equity ............................     10,240.4           7,582.9
                                                                    ---------         ---------
         Total Liabilities and Shareholder's Equity ............    $99,621.9         $96,331.1
                                                                    =========         =========


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME



                                                                                  Three Months Ended
                                                                                    September 30,
                                                                                 2004           2003
                                                                                ----------------------
                                                                                    (in millions)
Revenues
   Premiums .................................................................   $  476.1      $  475.1
   Universal life and investment-type product fees ..........................      160.3         155.6
   Net investment income ....................................................      760.2         931.5
   Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs and value of business acquired, amounts credited to participating pension contractholders and the policyholder dividend obligation
      ($0.4 and $(35.4) for the three months ended September 30, 2004
      and 2003, respectively) ...............................................     (148.0)        (62.7)
   Investment management revenues, commissions and other fees ...............      132.7         129.3
   Other revenue ............................................................       60.0          61.6
                                                                                --------      --------
         Total revenues .....................................................    1,441.3       1,690.4

Benefits and Expenses
   Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to participating pension contractholders and the policyholder dividend obligation
      ($ 9.6 and $(29.7) for the three months ended September 30, 2004
      and 2003, respectively) ...............................................      848.3         935.1
   Other operating costs and expenses .......................................      350.8         345.4
   Amortization of deferred policy acquisition costs and value of business acquired, excluding amounts related to net realized investment and other gains (losses) ($(9.2) and $(5.7) for the
      three months ended September 30, 2004 and 2003, respectively) .........       57.7          61.0
   Dividends to policyholders ...............................................      114.2         151.6
                                                                                --------      --------
         Total benefits and expenses ........................................    1,371.0       1,493.1
                                                                                --------      --------

Income before income taxes ..................................................       70.3         197.3

Income taxes ................................................................       11.1          39.6
                                                                                --------      --------

Net income ..................................................................   $   59.2      $  157.7
                                                                                ========      ========


The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                                                                   Period From
                                                                                  April 29, 2004    Period From
                                                                                     through      January 1, 2004     Nine Months
                                                                                  September 30,    through April    Ended September
                                                                                       2004          28, 2004          30, 2003
                                                                                  -------------------------------------------------
                                                                                                  (in millions)
Revenues
   Premiums .....................................................................   $  801.0         $  628.0         $1,431.8
   Universal life and investment-type product fees ..............................      264.9            230.7            463.7
   Net investment income ........................................................    1,279.0          1,284.7          2,806.9
   Net realized investment and other gains (losses), net of related amortization of deferred policy acquisitions costs and value of business acquired, amounts credited to participating pension contract holders and the policyholder dividend obligation ($(15.9),
      $28.3 and $(35.9) for the periods ended September 30, 2004,
      April 28, 2004 and September 30, 2003, respectively) ......................      (99.1)           101.0            121.0
   Investment management revenues, commissions and other fees ...................      217.3            180.7            370.9
   Other revenue ................................................................       97.6             88.3            189.0
                                                                                    --------         --------         --------

Total revenues ..................................................................    2,560.7          2,513.4          5,383.3

Benefits and expenses
   Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to participating pension contract holders and the policyholder dividend obligation ($(1.2),
      $39.2, $(42.6) for the periods ended September 30, 2004,
      April 28, 2004 and September 30, 2003, respectively) ......................    1,404.7          1,277.1          2,804.1
   Other operating costs and expenses ...........................................      574.3            483.2          1,010.8
   Amortization of deferred policy acquisition costs and value of business acquired, excluding amounts related to net realized investment and other gains (losses) ($(14.7), $(10.9) and $6.7 for the periods ended
      September 30, 2004, April 28, 2004 and September 30, 2003, respectively) ..       95.5            121.8            196.4

   Dividends to policyholders ...................................................      192.0            157.1            421.6
                                                                                    --------         --------         --------

   Total benefits and expenses ..................................................    2,266.5          2,039.2          4,432.9
                                                                                    --------         --------         --------

Income before income taxes and cumulative effect of accounting change ...........      294.2            474.2            950.4

Income taxes ....................................................................       65.9            141.6            264.0
                                                                                    --------         --------         --------

Net income before cumulative effect of accounting change ........................      228.3            332.6            686.4

Cumulative effect of accounting change, net of income tax- Note 2 ...............         --             (3.3)              --

                                                                                    --------         --------         --------
Net income ......................................................................   $  228.3         $  329.3         $  686.4
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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                 UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                  For the period     For the       For the nine
                                                                                  April 29, 2004   period from     month period
                                                                                      through       January 1,         ended
                                                                                   September 30,   2004 through    September 30,
                                                                                       2004       April 28, 2004       2003
                                                                                   ----------------------------------------------
                                                                                                    (in millions)
Cash flows from operating activities:
     Net income ................................................................   $   228.3        $   329.3        $   686.4
     Adjustments to reconcile net income to net cash provided by operating activities:
       Amortization of premium - fixed maturities ..............................       290.6             17.1              4.7
       Net realized investment and other (gains)losses .........................        99.1           (101.0)          (121.0)
       Change in accounting principle ..........................................          --              3.3               --
       Change in deferred policy acquisition costs .............................      (140.9)           (15.9)          (200.4)
       Depreciation and amortization ...........................................        98.6             15.0             32.4
       Net cash flows from trading securities ..................................          --              0.3              0.3
       Increase in accrued investment income ...................................       (81.1)           (57.2)          (138.3)
       (Increase) decrease in premiums and accounts receivable .................        (4.4)            15.9             10.4
       Increase in other assets and other liabilities, net .....................      (170.0)            62.6           (335.5)
       Increase in policy liabilities and accruals, net ........................       319.1            480.5          1,292.8
       Increase in income taxes ................................................        22.2             86.0            197.6
                                                                                   -------------------------------------------

           Net cash provided by operating activities ...........................       661.5            835.9          1,429.4

Cash flows from investing activities:
     Sales of:
       Fixed maturities available-for-sale .....................................     1,550.7          2,731.2          8,317.6
       Equity securities available-for-sale ....................................       138.6            154.9            129.4
       Real estate .............................................................         4.5             97.7             85.4
       Home Office properties ..................................................          --               --            887.6
       Short-term investments and other invested assets ........................       161.7            130.7            155.5
     Maturities, prepayments and scheduled redemptions of:
       Fixed maturities held-to-maturity .......................................          --             40.3            190.9
       Fixed maturities available-for-sale .....................................     1,920.7          1,497.6          2,697.6
       Short-term investments and other invested assets ........................        56.0             32.4            337.3
       Mortgage loans on real estate ...........................................       500.0            615.0            882.0
     Purchases of:
       Fixed maturities held-to-maturity .......................................          --               --            (77.3)
       Fixed maturities available-for-sale .....................................    (2,762.5)        (5,983.2)       (14,731.7)
       Equity securities available-for-sale ....................................       (64.3)           (39.6)           (91.1)
       Real estate .............................................................      (111.0)            (6.9)           (24.6)
       Short-term investments and other invested assets ........................      (187.6)          (627.8)          (807.3)
     Mortgage loans on real estate issued ......................................      (979.1)          (507.9)        (1,277.4)
     Net cash received  related to acquisition of business .....................          --               --             93.7
     Other, net ................................................................        (5.1)           (70.2)          (152.1)
                                                                                   -------------------------------------------

           Net cash provided by (used in) in investing activities ..............   $   222.6        $(1,935.8)       $(3,384.5)


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


                                                         Three Months Ended September 30,
                                              2004                               2003
                                            Proforma           2004            Proforma            2003
                                           --------------------------------------------------------------
                                                                           (in millions)

Revenue ..........................         $1,441.3          $1,441.3          $1,690.4          $1,690.4

Net income .......................         $   59.2          $   59.2          $  157.7          $  157.7

                              Period from April 29 through       Period from January 1            Nine Months Ended
                                      September 30,                through April 28,                September 30,
                                   2004                          2004                           2003
                                 Proforma         2004         Proforma          2004         Proforma          2003
                              --------------------------------------------------------------------------------------
                                                                      (in millions)

Revenue ..................       $2,560.7       $2,560.7       $2,513.4       $2,513.4       $5,338.5       $5,383.3

Net income ...............       $  228.3       $  228.3       $  329.3       $  329.3       $  683.6       $  686.4


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
As of or for the three months ended
September 30, 2004
Revenues:
     Revenues from external customers ...........   $   471.2    $   166.2    $    11.4        $   180.3        $   829.1
     Net investment income ......................       309.6        150.4        300.1              0.1            760.2
     Net realized investment and other
       gains (losses), net ......................       (43.3)       (20.4)       (90.3)             6.0           (148.0)
     Intersegment Revenues ......................          --          0.3          0.2             (0.5)              --
                                                    ---------------------------------------------------------------------
     Revenues ...................................   $   737.5    $   296.5    $   221.4        $   185.9        $ 1,441.3
                                                    =====================================================================

Net Income:
     Net income .................................   $    44.5    $    43.2    $   (35.8)       $     7.3        $    59.2
                                                    =====================================================================

Supplemental Information:
     Equity in net income of investees
       accounted for by the equity method .......   $    (1.8)   $    (0.7)   $     5.8        $    11.6        $    14.9
     Carrying amount of investments
       accounted for using the equity
       method ...................................       721.7        299.7        689.9            700.1          2,411.4
     Amortization of deferred policy
       acquisition costs and value of business
       acquired, excluding amounts related to
       net realized investment and other
       gains (losses) ...........................        24.1         19.4         14.2               --             57.7
     Segment assets .............................    42,171.5     19,500.8     34,323.6          3,326.0         99,621.9

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Segment Information - (Continued)


                                                                Wealth                   Corporate
                                                Protection    Management      G&SFP      and Other    Consolidated
                                                ------------------------------------------------------------------
                                                                         (in millions)
For the period from April 29, 2004 through
September 30, 2004
Revenues:
   Revenues from external customers .........   $   825.8     $   230.2     $    20.1     $   304.7      $ 1,380.8
   Net investment income ....................       531.5         254.9         501.0          (8.4)       1,279.0
   Net realized investment and
     other gains (losses), net ..............       (30.1)        (29.6)        (41.4)          2.0          (99.1)
   Inter-segment revenues ...................          --           0.5           0.3          (0.8)            --
                                                ------------------------------------------------------------------
   Revenues .................................   $ 1,327.2     $   456.0     $   480.0     $   297.5      $ 2,560.7
                                                ==================================================================

Net Income:
   Net income ...............................   $   133.7     $    74.5     $    19.8     $     0.3      $   228.3
                                                ==================================================================

Supplemental Information:
   Equity in net income of investees
     accounted for by the equity method .....   $    10.8     $     2.7     $    13.4     $     9.5      $    36.4
   Carrying value of investments
     accounted for by the equity
     method .................................       721.7         299.7         689.9         700.1        2,411.4
   Amortization of deferred policy
     acquisition costs and value of
     business acquired, excluding
     amounts related to net realized
     investment and other gains
     (losses) ...............................        36.5          35.2          23.8            --           95.5
   Segment assets ...........................    42,171.5      19,500.8      34,323.6       3,326.0       99,621.9

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

      Income Taxes


      Our reported effective tax rate on net income was 15.8% and 20.1% for the three month periods ended September 30, 2004 and 2003 and 27.0% and 27.8% for the nine month periods ended September 30, 2004 and 2003, respectively. The decrease in the effective tax rate during the period is due to changes in the recognition of tax expense as a result of the purchase accounting for leveraged leases as required by FASB Interpretation No. 21, "Accounting for Leases in a Business Combination" and FASB Statement of Financial Accounting Standards No. 13, "Accounting for Leases". Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to us. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may not succeed. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. Our effective tax rate includes the impact of reserve provisions, changes to reserves that we consider appropriate and related interest. This rate is then applied to our year-to-date operating results.


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


                                     Three Months Ended September 30,
                           2004                         2003
                         Proforma         2004        Proforma          2003
                      ----------------------------------------------------------
                                           (in millions)

Revenue........         $ 1,441.3      $ 1,441.3      $ 1,690.4      $ 1,690.4

Net income.....         $    59.2      $    59.2      $   157.7      $   157.7

                       Period from April 29 through     Period from January 1     Nine Months Ended
                              September 30,               through April 28,         September 30,
                           2004                        2004                             2003
                         Proforma       2004         Proforma        2004       Proforma       2003
                      ------------------------------------------------------------------------------------
                                                         (in millions)

Revenue........         $ 2,560.7    $ 2,560.7      $2,513.4       $2,513.4     $5,338.5      $5,383.3

Net income.....         $   228.3    $   228.3      $  329.3       $  329.3     $  683.6      $  686.4


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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Results of Operations

      The tables below present the consolidated results of operations for the periods presented:


                                                                   Three Months Ended         Nine Months Ended
                                                                     September 30,              September 30,
                                                                    2004        2003          2004         2003
                                                                --------------------------------------------------
                                                                                   (in millions)
Revenues
Premiums .....................................................  $   476.1   $   475.1      $1,429.0    $  1,431.8
Universal life and investment-type product fees ..............      160.3       155.6         495.6         463.7
Net investment income ........................................      760.2       931.5       2,563.7       2,806.9
Net realized investment and other gains (losses), net of
      related amortization of deferred policy acquisition
      costs and value of business acquired, amounts credited
      to participating pensions contractholders and the
      policyholder dividend obligation (1) ...................     (148.0)      (62.7)          1.9         121.0
Investment management revenues, commissions, and other fees ..      132.7       129.3         398.0         370.9
Other revenue ................................................       60.0        61.6         185.9         189.0
                                                                ----------------------     -----------------------
                  Total revenues .............................    1,441.3     1,690.4       5,074.1       5,383.3

Benefits and expenses
Benefits to policyholders, excluding amounts related to net
      realized investment and other gains (losses) credited
      to participating pension contractholders and the
      policyholder dividend obligation (2) ...................      848.3       935.1       2,681.8       2,804.1
Other operating costs and expenses ...........................      350.8       345.4       1,057.5       1,010.8
Amortization of deferred policy acquisition costs, excluding amounts related to net realized investment and other
      gains (losses) (3) .....................................       57.7        61.0         217.3         196.4
Dividends to policyholders ...................................      114.2       151.6         349.1         421.6
                                                                ----------------------     -----------------------
                 Total benefits and expenses .................    1,371.0     1,493.1       4,305.7       4,432.9

Income before taxes ..........................................       70.3       197.3         768.4         950.4

Income taxes .................................................       11.1        39.6         207.5         264.0
                                                                ----------------------     -----------------------

Net income before cumulative effect of accounting change .....       59.2       157.7         560.9         686.4

Cumulative effect of accounting change, net of income tax ....         --          --          (3.3)           --
                                                                ----------------------     -----------------------

                Net income ...................................  $    59.2   $   157.7      $  557.6    $    686.4
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


      Consolidated income before income taxes decreased 64.4%, or $127.0 million, for the three month period ended September 30, 2004 from the prior year. The decrease in consolidated income before income taxes was driven by the G&SFP Segment where earnings declined $107.0 million, driven by net investment and other realized losses, lower net investment income coupled with lower spreads and amortization of the VOBA asset. In addition, income before income taxes decreased $56.9 million in the long-term care insurance business from the prior year driven by increase net investment and other realized losses, increased expenses and higher amortization of VOBA. Partially offsetting these decreases was the impact of purchase accounting on tax preferenced investments held in the Corporate and Other Segment, where income before taxes increased $44.7 million. The benefit to income before income taxes of the application of purchase accounting to tax preferenced investments does not flow through to net income, or income after taxes. The application of purchase accounting to the Company's tax preferenced investments in leveraged leases and service contracts created discounts to cost which are being amortized to net investment income over the term of the contract while provision for income taxes increased for the higher earnings. For analysis of consolidated net realized investment and other gains (losses), see below and General Account Investments in the MD&A.


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


      Net investment income decreased 18.4%, or $171.3 million, from the prior year. The yield, net of investment expenses, on the general account portfolio decreased to 4.55% from 5.57% in the prior year. The decrease in yields were driven by the April 28, 2004 asset mark to market done in accordance with purchase accounting rules, for Manulife's acquisition of JHFS; lower performance in the period on hedge fund of fund investments; at period end the Company's asset portfolio had approximately $12 billion of floating-rate exposure (primarily LIBOR) compared to $13 billion at September 30, 2003. This exposure was created mostly through interest rate swaps designed to match our floating-rate liability portfolio. At quarter end, approximately 88% of this exposure, excluding cash and short-term investments, was directly offset by exposure to floating-rate liabilities. Most of the remaining 12% of exposure is in floating rate assets acquired for their relative value and is accounted for in the portfolio's interest rate risk management plan; certain of our tax-preferenced investments (affordable housing limited partnerships and lease

                       JOHN HANCOCK LIFE INSURANCE COMPANY

residual management) reduce the Company's net portfolio pre-tax yield; the inflow of new cash and reinvestments within the portfolio for the period were invested at rates that were below the portfolio rate. For additional analysis regarding net investment income, see below and General Account Investments in the MD&A.

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


      Income taxes were $11.1 million in the third quarter of 2004, compared to $39.6 million for the third quarter of 2003. Our effective tax rate was 15.8% in the third quarter of 2004, compared to 20.1% in the third quarter of 2003. The lower effective tax rate was primarily due to changes in the recognition of tax expense as a result of the purchase accounting for leveraged leases as required by FASB Interpretation No. 21, "Accounting for Leases in a Business Combination" and FASB Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

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


      Consolidated income before income taxes and cumulative effect of accounting changes decreased 19.1%, or $182.0 million, for the nine month period ended September 30, 2004 from the prior year. The decrease was driven by lower net realized investment and other gains. In the first quarter of 2003 the Company recognized a gain of $271.4 million (and a deferred profit of $209.4 million) on the sale of the Company's Home Office properties. In addition, operating expenses increased 4.6%, or $46.7 million, driven by $39.9 million increase in the long-term care insurance business. Partially offsetting these items was growth in universal life and investment product fees of 6.9%, or $31.9 million, and 7.3%, or $27.1 million, growth in advisory fees from the prior year. The increase in product fees was driven by an increase in average account balance on universal life insurance products. The increase in advisory fees is driven by 11.3% growth in average assets under management in the mutual fund business compared to the prior year. The Company recorded a decrease to net income of $3.3 million (net of tax) resulting from the adoption of a new accounting pronouncement, Statement of Position 03-1 - Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long Duration Contracts and for Separate Accounts (SOP 03-1).


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


      Net investment income decreased 8.7%, or $243.2 million, from the prior year. The yield, net of investment expenses, on the general account portfolio decreased to 5.08% from 5.86% in the prior year. The decrease in yields was driven by the April 28, 2004 asset mark to market done in accordance with purchase accounting rules, for Manulife's acquisition of JHFS; lower performance in the period on hedge fund of fund investments decreased net portfolio yield; at period end the Company's asset portfolio had approximately $12 billion of floating-rate exposure (primarily LIBOR) compared to a $13 billion level of exposure at September 30, 2003. This exposure was created mostly through interest rate swaps designed to match our floating-rate liability portfolio. At period end, approximately 88% of this exposure, excluding cash and short-term investments, was directly offset by exposure to floating-rate liabilities. Most of the remaining 12% of exposure is in floating rate assets acquired for their relative value and is accounted for in the portfolio's interest rate risk management plan; certain of our tax-preferenced investments (affordable housing limited partnerships and lease residual management) reduce the Company's net portfolio yield on a pre-tax basis; the inflow of new cash and reinvestments within the portfolio for the period were invested at rates that were below the portfolio rate. For additional analysis of net investment income and yields see the General Account Investments section of this MD&A.

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


      Income taxes were $207.5 million in the first nine months of 2004, compared to $264.0 million for the first nine months of 2003. Our effective tax rate was 27.0% in the first nine months of 2004, compared to 27.8% in the first nine months of 2003. The lower effective tax rate was primarily due to changes in the recognition of tax expense as a result of the purchase accounting for leveraged leases as required by FASB Interpretation No. 21, "Accounting for Leases in a Business Combination" and FASB Statement of Financial Accounting Standards No. 13, "Accounting for Leases".


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

Investment Results

Net Investment Income. The following table summarizes the Company's investment results for the periods indicated:


                                        Three Months Ended September 30,         Nine Months Ended September 30,
                                            2004                 2003               2004                2003
                                    ----------------------------------------------------------------------------------
                                     Yield      Amount     Yield    Amount     Yield    Amount     Yield    Amount
                                    ----------------------------------------------------------------------------------
                                            (in millions)        (in millions)       (in millions)       (in millions)
General account assets-excluding
Policy loans
Gross income.......................   4.72%  $   763.7     5.81%   $   942.1    5.29%   $ 2,586.5   6.13%  $  2,847.1
Ending assets-excluding policy
    loans (1)......................           65,315.4              64,908.3             65,315.4            64,908.3
Policy loans
Gross income.......................   5.63%       28.4     6.17%        31.0    5.73%        87.0   6.07%        91.9
Ending assets......................            2,017.0               2,012.5              2,017.0             2,012.5

       Total gross income..........   4.74%      792.1     5.82%       973.1    5.29%     2,673.5   6.13%     2,939.0
       Less: investment expenses...              (31.9)                (41.6)              (109.8)             (132.1)
                                             -----------           -----------          -----------        -----------
       Net investment income ......   4.55%  $   760.2     5.57%   $   931.5    5.08%   $ 2,563.7   5.86%  $  2,806.9
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

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003


      Net investment income decreased $171.3 million from comparable prior year period. The yield for the three months ended September 30, 2004, net of investment expenses, on the general account portfolio decreased to 4.55% from 5.57% for the three months ended September 30, 2003. In summary, the change in yields was driven by the following factors:


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


o Certain of our tax-preferenced investments (affordable housing limited partnerships and lease residual management) dilute the Company's net portfolio yield on a pre-tax basis. For the three month period ended September 30, 2004, this dilutive effect was 54 basis points, compared to 10 basis points in the comparable prior year period. However, adjusting for taxes, these investments increased the Company's net income by $0.5 million in the third quarter of 2004 compared to the third quarter of 2003.


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

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003


      Net investment income decreased $243.2 million from comparable prior year period. The yield for the nine months ended September 30, 2004, net of investment expenses, on the general account portfolio decreased to 5.08% from 5.86% for the nine months ended September 30, 2003. In summary, the change in yields was driven by the following factors:


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


o Certain of our tax-preferenced investments (affordable housing limited partnerships and lease residual management) dilute the Company's net portfolio yield on a pre-tax basis. For the nine month period ended September 30, 2004, this dilutive effect was 37 basis points, compared to 9 basis points in the comparable prior year period. However, adjusting for taxes, these investments increased the Company's net income by $2.6 million for the nine months ended September 20, 2004 compared to the same period last year.


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

      Analysis of Consolidated Statement of Cash Flows

      Net cash provided by operating activities was $1,497.4 million and $1,429.4 million for the nine month period ended September 30, 2004 and 2003, respectively. Cash flows from operating activities are affected by the timing of premiums received, fees received and investment income. The $68.0 million increase in the first nine months of 2004 as compared to the prior year resulted primarily from a $114.0 million increase in cash inflows from fee and investment income, a decrease of cash outflows for expenses of $57.2 million, and a decrease in cash outflows in other assets and other liabilities of $228.1 million. Partially offsetting these increases in cashflows was a $298.4 million increase in cash outflows for policy related costs and an increase in cash outflows of $32.9 million for income taxes.

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

                                     JOHN HANCOCK LIFE INSURANCE COMPANY


Date:  February 15, 2005             By:  /s/ STEVEN FINCH
                                          ----------------------
                                          Steven Finch
                                          Senior Vice President and
                                          Chief Financial Officer