Form 10-K
period 2004-12-31
HANCOCK JOHN LIFE INSURANCE CO
filed 2005-03-31
CIK 917406

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

               |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            FOR THE FISCAL YEAR ENDED
                                DECEMBER 31, 2004
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

        ---------------------------------------------------------------------
        $18,718,000 5.00%        Notes Due 2012 New York Stock Exchange, Inc.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
         --------------------------------------------------------------
                                (Title of class)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

At March 28, 2005 there were outstanding 33,000 shares of common stock, $10,000 par value per share, of the registrant, all of which were owned by John Hancock Financial Services, Inc.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

CONTENTS

PART I......................................................................   3

    ITEM 1.  BUSINESS OF JOHN HANCOCK LIFE INSURANCE COMPANY................   3
    ITEM 2.  PROPERTIES.....................................................  26
    ITEM 3.  LEGAL PROCEEDINGS..............................................  26
    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............  26

PART II.....................................................................  27

    ITEM 5. MARKET FOR JOHN HANCOCK LIFE INSURANCE COMPANY COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
             SECURITIES  ...................................................  27
    ITEM 6.  SELECTED FINANCIAL DATA........................................  27
    ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS......................................  28
    ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....  66
    ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................  69
    ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE.......................................  69
    ITEM 9A. CONTROLS AND PROCEDURES........................................  69
    ITEM 9B. OTHER INFORMATION..............................................  69

PART III....................................................................  70

    ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF JOHN HANCOCK LIFE
             INSURANCE COMPANY..............................................  70
    ITEM 11. EXECUTIVE COMPENSATION.........................................  70
    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.....................................................  70
    ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................  70
    ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................  70

PART IV.....................................................................  71

    ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS
             ON FORM 8-K....................................................  71

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

      Effective April 28, 2004, Manulife Financial Corporation (Manulife) acquired all of the outstanding common shares of JHFS that were not already beneficially owned by Manulife as general fund assets and JHFS became a wholly owned subsidiary of Manulife. The combined entity has a more diversified product line and distribution capabilities and expects to have improved operating efficiencies and a leading position across all its core business lines. Pursuant to the terms of the acquisition, the holders of JHFS common shares received
1.1853 shares of Manulife stock for each JHFS common share. Approximately 342 million Manulife common shares were issued at an ascribed price of CDN $39.61 per share based on the volume weighted average closing stock price of the common shares for the period from September 25, 2003 to September 30, 2003. In addition, all of the JHFS unvested stock options as of the date of announcement of the acquisition on September 28, 2003, vested immediately prior to the closing date and were exchanged for options exercisable for approximately 23 million Manulife common shares. This Annual Report on Form 10-K reflects changes to JHFS' and the Company's business which have occurred as a result of the merger with Manulife through December 31, 2004 but does not assume changes to JHFS' and the Company's business due to the merger that may occur in the future. For additional information, refer to relevant JHFS and other related public filings with the U.S. SEC relating to the merger. In order to more efficiently manage its corporate structure, on October 7, 2004 Manulife transferred all of its shares in JHFS to John Hancock Holdings (Delaware) LLC - a wholly-owned subsidiary of Manulife.

      The merger was accounted for using the purchase method under Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". Under the purchase method of accounting, the assets acquired and liabilities assumed were recorded at estimated fair value at the date of merger. The Company is in the process of completing the valuations of a portion of the assets acquired and liabilities assumed; thus, the allocation of the purchase price is subject to refinement, refer to Note 1 - Change of Control and Note 2 - Summary of Significant Accounting Policy.

      As a result of Manulife's merger with JHFS the Company renamed and reorganized certain businesses within its operating segments to better align the Company with its new parent, Manulife. The Company renamed the Asset Gathering Segment as the Wealth Management Segment. Further aspects of the reorganization of the Company included moving the Institutional Investment Management Segment to the Corporate and Other Segment and moving Signator Investors, Inc. our agent sales organization, from the Wealth Management Segment to the Protection Segment, and moving group life, retail discontinued operations, discontinued health insurance operations and creditor from the Corporate and Other Segment to the Protection Segment. International Group Plans (IGP) remain in international operations and John Hancock Accident remains in non-core business in our Corporate and Other Segment while in Manulife's segment results IGP and John Hancock Accident will be reported in Reinsurance. The financial statements for all periods have been reclassified to conform to the current period presentation.

      During most of 2004, the Company operated in four business segments: two segments primarily served retail customers, one segment served institutional customers, our fourth segment was the Corporate and Other Segment, which includes our institutional advisory business, the remaining international operations, and the corporate account. As of December 31, 2004, our retail segments are the Protection Segment and the Wealth Management Segment, previously called Asset Gathering Segment. Our segment serving both retail and institutional customers is the Guaranteed and Structured Financial Products Segment (G&SFP). In January 2005, the Company announced the transfer of the G&SFP Segment to the Wealth Management Segment. This organizational change reflects G&SFP's increasing focus on retail-oriented products and will enable the company to better leverage the strong distribution channels of the Wealth Management Segment with G&SFP's strong product development, risk management, and immediate annuity servicing capabilities. G&SFP is presented as its own operating segment for the discussion of 2004 results below.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      Prior to the merger, the Company operated in the following five business segments: two segments served primarily domestic retail customers, two segments served primarily domestic institutional customers and our fifth segment was the Corporate and Other Segment, which included our remaining international operations, the corporate account and run-off from several discontinued business lines. Our retail segments were the Protection Segment and the Asset Gathering Segment. Our institutional segments were the Guaranteed and Structured Financial Products (G&SFP) Segment and the Investment Management Segment. For additional information about the Company's pre-merger business segments, please refer to the Company's 2003 Form 10-K.

      Based on LIMRA sales data, which ranks participants within the United States, as of September 30, 2004, John Hancock is the fifteenth largest writer of individual life insurance; the tenth largest writer of individual variable universal life insurance; the tenth largest writer of individual universal life insurance; the second largest writer of individual long-term care insurance; the largest provider of long-term care insurance in the employer sponsored group market based on inforce premium; and the thirty first largest writer of individual annuity contracts.

      Our mutual fund subsidiary ranked 19th among non-proprietary broker-sold U.S. asset managers in terms of total long-term, open-end assets under management as of December 31, 2004.

      The Guaranteed and Structured Financial Products Segment offers a wide variety of spread-based and fee-based investment products and services. The spread-based products provide the customer with some form of guaranteed return. The G&SFP Segment has begun targeting retail investors with new products such as structured settlements, immediate fixed annuities and retail notes - sold through a retail broker network. As previously discussed, in January 2005, the Company announced the transfer of the G&SFP Segment to the Wealth Management Segment. As a result of the transfer, going forward, the company will operate in three segments.

      Our Corporate and Other Segment consists of our remaining international operations, our corporate operations and non-core businesses that are either in the process of winding down (i.e., are in "run-off") or have been divested.

      As of December 31, 2004 and 2003, respectively, our total assets under management were $127.8 billion and $128.8 billion, which includes $31.3 billion and $29.3 billion, respectively, of assets invested in the Company's retail mutual funds. Total shareholder's equity was $10.3 billion and $7.6 billion as of December 31, 2004 and 2003, respectively. In addition, John Hancock generated $6.9 billion and $7.3 billion in revenues and $702.0 million and $590.5 million in net income in 2004 and 2003 respectively. In 2004 and 2003, the Company adopted new accounting pronouncements which resulted in a charge to earnings of $3.3 million and $279.0 million, respectively; refer to Note 1 - Summary of Significant Accounting Policies for a description of this cumulative effect of accounting change.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Protection Segment

   Overview

      The Protection segment provides life and long term care insurance products and services to select markets. The Individual Insurance operation focuses on high net-worth and emerging affluent markets by providing estate and business planning solutions with an array of life insurance products. The Long Term Care business provides insurance to individuals and groups to cover the costs of long term care services including nursing homes, assisted living care facilities, adult day care, and at home care. The Segment uses a multi-channel distribution network, which includes The John Hancock Financial Network, a career agency system that offers innovative financial solutions to individuals, families and businesses.

      The Protection Segment has traditionally been our largest business segment, contributing 50.2%, 49.5% and 54.7% of consolidated revenues and 48.3%, 53.7% and 56.0% of consolidated net income in the years ended December 31, 2004, 2003 and 2002, respectively. The Protection Segment generated revenues of $3,473.7 million, $3,619.0 million and $3,550.8 million and segment net income of $339.3 million, $317.3 million and $257.2 million in 2004, 2003, and 2002, respectively. The Protection Segment has achieved the following financial results for the periods indicated:

                                                    As of or for the Years
                                                      Ended December 31,
                                            ----------------------------------
                                                2004        2003       2002
                                            ----------------------------------
                                                       (in millions)
Sales (new premiums and deposits)(1):
Individual insurance (2):
  Core ...............................      $   196.6   $   185.3   $   226.2
  Coli/Boli ..........................           40.6        85.4       106.1
Long-term care........................          145.2       299.4       201.9
                                            ----------------------------------
            Total.....................      $   382.4   $   570.1   $   534.2
                                            ==================================
Assets:
                                            ----------------------------------
  TotalProtection Segment.............      $43,559.9   $37,435.1   $32,763.7
                                            ==================================

----------
(1) Sales represent a measure, fined by LIMRA, of the amount of new business we have sold during the period rather than a measure of revenue.

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

Products and Markets

      The attractive demographics of an aging population are a key growth driver for our industry. John Hancock provides an array of insurance solutions to meet consumer's needs, from pure protection to retirement and estate planning.

Our products are marketed through a variety of distribution channels. The success of product marketing is contingent upon the successful selling efforts of career agents, insurance brokers, financial consultants and other distributors of our products, who providing outstanding service to our producers is a primary focus. We continually develop tools and processes to make it "easy to do business with John Hancock". With a diversified and competitive portfolio of both fixed and variable individual insurance and long-term care products, in addition to comprehensive sales support tools for producers, we have been able to serve our customers in all market conditions, and generate strong business and earnings growth.

   Individual Life Insurance

The Individual Insurance business offers traditional products such as term and whole life, non-traditional products such as universal life and variable universal life, as well as specialized Corporate Owned Life Insurance products.

Traditional Life Insurance Products: Our traditional life insurance products include single life and survivorship whole life and term life insurance. Survivorship products are typically used for estate planning purposes and insure two lives rather than one, with the policy proceeds paid after the death of both insured individuals. Participating whole life insurance combines a death benefit with a cash value that generally increases gradually in amount over a period of years, and typically pays a policy dividend. Term life insurance provides only a death benefit, but does not build up cash value, or pay a dividend.

Variable Life Insurance Products: Variable life provides life insurance coverage and an investment return linked to an underlying portfolio of investments chosen

                       JOHN HANCOCK LIFE INSURANCE COMPANY

by the policyholder. Our variable life insurance product portfolio includes single life, survivorship, and corporate owned life insurance products. Corporate owned life insurance products are sold to corporations for a variety of reasons, including, funding deferred compensation plans and benefit programs for key employees.

Universal Life Insurance Products: Our universal life insurance products meet a range of needs, from providing pure, low cost life insurance coverage to products with strong accumulation and income options. The life insurance coverage and cash value increases based on a credited interest rate that is periodically reset. These policies generally permit policyholders to use the increase in cash value to vary the amount of insurance coverage as well as the timing and amount of premium payments. Ideal for an unstable market environment, universal products offer clients insurance protection and cash accumulation without exposure to market volatility. Our universal life insurance product portfolio also includes corporate owned life insurance products that are sold to corporations including banks to fund post-retirement employee benefit plan liabilities. We participate in both the corporate and bank owned life insurance markets selectively, as profitable sales opportunities arise.

Overall, the Individual Insurance business has a track record of being able to rapidly develop and launch innovative products and features. Product development in 2004 was focused on streamlining the product portfolio to a competitively positioned, merged company platform. In 2005, all products (Manulife and John Hancock) will be promoted under the John Hancock name to leverage the brand, and a common set of underwriting guidelines will be implemented to improve the selling experience.

   Long-Term Care Insurance

Long term care insurance reimburses the costs of care needed when an insured is no longer able to perform the ordinary activities of daily living or is cognitively impaired. The Long Term Care business manufactures and sells individual and group insurance products. Individual policies are available for sale to people between the ages of 18 and 84. Group products are designed for employees of small to large employers or other affinity plan sponsors. Currently John Hancock is the number two provider in the market overall, having expertise in all aspects of the business from marketing and sales to claim processing. Products meet "tax-qualified" regulatory requirements so that premiums may be deductible when filing an itemized U.S. Tax Return, and the benefits are not taxable. Our long-term care insurance products are reimbursement products, which provide benefits only for documented nursing home, assisted living or home or health care expenses. These products are sold on a guaranteed renewable basis, meaning that we are required to renew the policies each year as long as the premium is paid. However, this also gives us the ability to reset the price of the product prospectively, if needed.

      o Individual Long-Term Care Insurance: Our individual long-term care insurance products are sold mainly to pre-retired and retired individuals and couples. The insured typically pays the premium for this product.

      o Group Long-Term Care Insurance: Our group long-term care insurance products are sold through employer-sponsored plans to employees and retirees, and their eligible relatives. The insured, not the employer, generally pays the premium for this insurance although there is a growing trend among employers to purchase a "core" plan on behalf of their employees, with the option for those employees to "buy up" for additional amounts of coverage. Following selection of one of our plans by an employer, we market our products directly to the employee base. The principal market for our group long-term care insurance products is companies with over 4,000 employees and retirees. We also pursue smaller employers with 1,000 or more employees and retirees in selected industries.

      o Federal Long-Term Care Insurance: In 2002, we completed the rollout of the new Federal Long-term Care Insurance Program (the program) which John Hancock and MetLife were jointly awarded at the end of 2001. The program is expected to be the largest long-term care insurance program in the country and the government's decision to provide access to long-term care insurance to Federal government employees is expected to increase awareness of the product among consumers and employers. John Hancock and MetLife joined together to form Long-Term Care Partners, LLC to administer the plan and support a successful enrollment program.

      In 2005, Long Term Care will focus on enhancing existing product features and flexibility in its next generation of individual and group products. In the small business market (businesses with less than 500 employees), a new Long Term Care product, will combine the advantages of a diverse individual distribution network and a large group administration platform.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

John Hancock Financial Network

      John Hancock Financial Network is a nationally recognized career agency distribution system that offers innovative financial solutions to individuals, families and businesses. The network provides access to a broad variety of proprietary and non-proprietary products and services to facilitate the sale of wealth accumulation and protection oriented products. (For 2005 initiatives, please refer to Distribution section.)

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

                             Selected Financial Data

                  Individual Life and Long-Term Care Insurance

                                                   As of or for the
                                                Years Ended December 31,
                                        --------------------------------------
                                            2004         2003         2002
                                        --------------------------------------
                                                      (in millions)
Total statutory premiums and deposits:

  Individual Insurance................  $  2,231.9   $  2,328.5   $  3,149.6
  Long-term care.....................        754.0        654.2        466.4
                                        --------------------------------------
      Total...........................  $  2,985.9   $  2,982.7   $  3,616.0
                                        ======================================
Life insurance in force:
  Individual Insurance................  $141,817.4   $142,682.1   $144,288.9
                                        ======================================
GAAP reserves:
  Individual Insurance................  $ 25,895.6   $ 24,264.2   $ 22,181.0
  Long-term care......................     3,340.0      2,198.2      1,702.9
                                        --------------------------------------
      Total...........................  $ 29,235.6   $ 26,462.4   $ 23,883.9
                                        ======================================

Distribution

      Individual insurance and long term care products are sold through a multi-channel strategy that includes the company owned John Hancock Financial Network as well as third-party distributors. The third-party channels utilized are independent agents, brokerage general agents, producer groups, broker-dealers, banks, and wire houses. The Protection Segment actively develops and maintains its relationships with these distributors by providing technical support, delivery of competitive products, and advance marketing and sales support. Distribution and service initiatives in 2004 were principally focused on ensuring no disruption to customers as the business integrated operations subsequent to the merger.

      In 2005, Individual Insurance business distribution efforts will focus on positioning the combined Manulife and John Hancock businesses as One Company by promoting the John Hancock brand and by solidifying our strong shelf-space position with key distribution partners. Service improvements will be implemented through the continued integration of sales, marketing, and administrative processes.

      Long Term Care distribution initiatives include expanding and deepening relations with wire houses, broker-dealers, and under-serviced market niches. Service enhancements include augmented distributor service capabilities, a simplified sales process, and upgrades to the claims and care coordination services.

      Another key initiative for the Protection Segment will be to grow the newly re-branded John Hancock Financial Network agency system. This includes increasing the number of agents, expanding into new and under-served markets, and growing its distribution across the range of Protection and Wealth Management products. Initiatives to facilitate this growth include the implementation of enhanced agent training and support programs, and the development of innovative compensation structures to continually promote sales activity.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Underwriting

      Insurance underwriting involves a determination of the type and amount of risk that an insurer is willing to accept and the premium to be charged. Underwriting also determines the amount and type of reinsurance levels appropriate for a particular type of risk. By utilizing reinsurance, we can limit our risk and, at times, improve product pricing.

      The Individual Insurance business has developed a reputation for expertise in underwriting mortality risk, particularly for the older age market. The underwriting area continually updates standards based on emerging trends and medical developments in risk assessment, while producing experience consistent with pricing assumptions. The business is also able to place large individual insurance policies due to large retention limits of U.S. $20 million for single lives and U.S. $25 million on survivorship cases.

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

      For individual long-term care insurance products, our underwriting is based on historical morbidity experience, experience of the industry and general population, and our underwriting criteria are appropriate to the morbidity risks insured. Our overall profitability depends to a large extent on the degree to which our mortality and/or morbidity experience matches our pricing assumptions.

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

Reserves

      We establish and report liabilities for future policy benefits on our balance sheet to meet the obligations under our insurance policies and contracts. Our liability for variable life insurance and universal life insurance policies and contracts is equal to the cumulative account balances before surrender charges, plus additional reserves established the merger related purchase accounting (PGAAP). Cumulative account balances include deposits plus credited interest less expense and mortality fees and withdrawals. Future policy benefits for our traditional life, individual long-term care and group long-term care insurance policies are calculated based on a set of actuarial assumptions that we establish and maintain throughout the lives of the policies. Our assumptions include investment yields, mortality, morbidity and expenses. The reserves for the traditional life, individual long-term care and group long-term care insurance policies were also fair valued in the merger related purchase accounting (PGAAP).

Competition

      Each of the U.S. markets in which the Division operates is highly competitive. Competitors in the individual insurance and long term care markets vary across product lines, but are primarily other large insurance companies that distribute via similar channels. Competitive advantage is based on the ability to develop flexible product features to meet individual customer needs, and develop and service a variety of distribution channels.

      Our competitive strengths include product innovation, underwriting expertise, multiple distribution channels and high quality customer service. The Company's competitive position is also enhanced due to scale from leading sales positions in both the individual and long term care insurance markets, and to the Company's strong financial strength and credit ratings.

Reinsurance

      As part of the Manulife group of companies subsequent to the merger, we reinsure portions of the risks we assume for our protection insurance products. The maximum amount of individual ordinary life insurance retained by us on any life is $20 million under an individual policy and $25 million under a second-to-die policy. As of January 1, 2001, we established additional

                       JOHN HANCOCK LIFE INSURANCE COMPANY

reinsurance programs, which limit our exposure to fluctuations in life insurance claims for individuals for whom the net amount at risk is $3 million or more.

      As of January 1, 2001, the Company also entered into agreements with two reinsurers covering 50% of its closed block business. One of these reinsurers is Manulife. Effective April 28, 2004 the Company operates as a subsidiary of Manulife. During the fourth quarter of 2004, the Company entered into an additional agreement covering closed block policies with a Manulife affiliate in order to facilitate its statutory capital management process. This transaction increased the amount of reinsurance of the closed block with Manulife by 20%. Effective December 31, 2003, the Company entered into an agreement with a third reinsurer covering another 5% of its closed block business. The reinsurance agreements are structured so they will not affect policyholder dividends or any other financial items reported within the closed block, which was established at the time of the Life Company's demutualization to protect the reasonable dividend expectations of certain participating life insurance policyholders.

      In addition, the Company has entered into reinsurance agreements to specifically address insurance exposure to multiple life insurance claims as a result of a catastrophic event. The Company has put into place, effective July 1, 2002, catastrophic reinsurance covering individual life insurance policies written by all of its U.S. life insurance subsidiaries. Effective July 1, 2004, the Company are covered by its parent's catastrophic reinsurance under its global catastrophe reinsurance program which covers the entire Manulife group of companies for losses in excess of $50 million up to $150 million. This global catastrophe reinsurance covers all terrorist acts in Canada; in the United States and elsewhere, nuclear, biological and chemical terrorist acts are not covered. Should catastrophic reinsurance become unavailable to the Company in the future, the absence of, or further limitations on, reinsurance coverage could adversely affect the Company's future net income and financial position.

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

      For a further description of Segment's results, see Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Form 10-K.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Wealth Management Segment

   Overview

      Through our Wealth Management Segment, we offer individual annuities, mutual fund products and investment management services. Individual annuities include variable and fixed annuities, both immediate and deferred. Mutual fund products primarily consist of open-end mutual funds and closed-end funds. Our investment management services include retirement services, and the management of institutional accounts. In this segment, we also include the results of, John Hancock Signature Services, , and Essex Corporation, one of the nation's largest intermediaries between banks and product manufacturers for annuities.

      The Wealth Management Segment contributed 15.9%, 14.7% and 14.3% of consolidated revenues and 26.5%, 26.7% and 21.1% of consolidated net income in the years ended December 31, 2004, 2003 and 2002, respectively. The Wealth Management Segment generated revenues of $1,102.4 million, $1,075.9 million and $930.5 million and segment net income of $186.3 million, $157.9 million and $97.0 million in 2004, 2003 and 2002, respectively. The Wealth Management Segment has achieved the following financial results for the periods indicated:

                                       As of or for the Years Ended December 31,
                                       ---------------------------------------
                                           2004         2003         2002
                                       ---------------------------------------
                                                    (in millions)
Sales:(1)

Variable annuities(2)...............     $    206.5  $    405.1  $    746.1
Fixed annuities(2)..................          719.5     2,319.4     2,667.9
John Hancock Funds(3)...............        5,321.3     4,596.7     4,737.6
                                       ---------------------------------------
      Total.........................     $  6,247.3  $  7,321.2  $  8,151.6
                                       =======================================
Assets:
Variable annuities..................     $  6,051.0  $  6,205.5  $  5,702.4
Fixed annuities.....................       12,785.5    12,216.8     9,935.8
John Hancock Funds..................        1,003.0       226.9       245.4
Other...............................           11.6        55.5       154.3
                                       ---------------------------------------
      Total.........................     $ 19,851.1  $ 18,704.7  $ 16,037.9
                                       =======================================
Assets Under Management:
Variable annuities..................     $  5,517.9  $  5,779.3  $  5,327.4
Fixed annuities.....................       11.830.9    11,608.0     9,226.2
John Hancock Funds(4)...............       31,264.7    29,289.9    25,810.3

----------
(1) Sales represent a measure, defined by LIMRA, of the amount of new business we have sold during the period rather than a measure of revenue.

(2) Represents statutory annual statement values. Statutory revenues include premiums and deposits on variable and fixed annuities. Statutory premiums and deposits differ from GAAP premiums because GAAP requires that variable and certain fixed annuity products be accounted for using deposit accounting. Deposit accounting excludes from revenue the premiums and deposits received on these products. Variable annuity sales exclude safe harbor internal exchanges of $92.0 million in 2002. No such exchanges took place after 2003. Fixed annuity sales for 2002 have been restated to exclude supplemental contracts.

(3) Mutual fund and institutional asset sales are defined as new inflows of funds from investors into our investment products. Sales of mutual fund products are recorded on the trade date. Sales of institutional investment products are recorded on the date a firm commitment is established.

(4) Includes $2.4 billion, $2.7 billion and $3.4 billion of our general account assets and assets managed for certain John Hancock subsidiaries and assets managed for variable annuities as of December 31, 2004, 2003 and 2002, respectively.

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

      Variable annuities are separate account products, where the contractholder bears the investment risk and has the right to allocate funds among various separate investment subaccounts. Our major source of revenues from variable annuities is mortality and expense fees charged to the contractholder, generally

                       JOHN HANCOCK LIFE INSURANCE COMPANY

determined as a percentage of the market value of the underlying variable assets under management. During 2004, the Company made a decision to discontinue selling variable annuity products through this legal entity, and is instead issuing variable annuity products through the parent company Manulife's U.S. legal entity.

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

      Investment management skills are critical to the growth and profitability of our annuity business. The available investment options under our variable annuity products include options that are funded through the John Hancock Variable Series Trust I (VST). The VST contains subadvised funds managed by some of the world's premier money managers, which John Hancock, as investment adviser, is responsible for overseeing. As the VST's investment adviser, John Hancock oversees the subadvisers and monitors their investment styles for consistency. All our fixed annuity assets are managed internally.

      The relative proportion of our total annuity sales represented by fixed and variable annuities is generally driven by the relative performance of the equity and fixed income markets. The Company's total annuity deposits were comprised of 78.3% fixed annuity and 21.7% variable annuity for the year ended December 31, 2004 and 85.2% fixed annuity and 14.8% variable annuity for the year ended December 31, 2003. The following table presents certain information regarding our annuity reserve activity for the periods indicated:

                            Annuity Reserve Activity

                                                           As of or for the Years Ended December 31,
                                                           -----------------------------------------
                                                                2004         2003         2002
                                                            ----------------------------------------
                                                                        (in millions)
Variable Annuities:
Reserves, beginning of year..............................   $  5,722.5   $  5,302.5   $  6,323.1
      Deposits and other policy credits..................        207.7        408.5        747.9
      Interest credited and investment performance.......        448.8        922.7       (778.4)
      Surrenders and benefits............................       (778.8)      (808.7)      (880.7)
      Product fees.......................................        (95.8)      (102.5)      (109.4)
                                                            ----------------------------------------
Reserves, end of year....................................   $  5,504.4   $  5,722.5   $  5,302.5
                                                            ========================================
Fixed Annuities:
Reserves, beginning of year..............................     10,678.9   $  8,761.8   $  6,497.4
      Premiums, deposits and other policy credits........        751.1      2,352.0      2,690.6
      Interest credited..................................        395.7        437.3        394.1
      Surrenders and benefits............................       (970.4)      (857.9)      (810.9)
      Product fees.......................................        (14.2)       (14.3)        (9.4)
                                                            ----------------------------------------
Reserves, end of year....................................   $ 10,841.1   $ 10,678.9   $  8,761.8
                                                            ========================================
Total Annuities:
Reserves, beginning of year..............................   $ 16,401.4   $ 14,064.3     12,820.5
      Premiums, deposits and other policy credits(1).....        958.8      2,760.5      3,438.5
      Interest credited and investment performance.......        844.5      1,360.0       (384.3)
      Surrenders and benefits............................     (1,749.2)    (1,666.6)    (1,691.6)
      Product fees.......................................       (110.0)      (116.8)      (118.8)
                                                            ----------------------------------------
Reserves, end of year....................................   $ 16,345.5   $ 16,401.4   $ 14,064.3
                                                            ========================================

---------------
(1) Variable annuity deposits exclude internal exchanges as part of the safe harbor internal exchange program of $92.0 million for the year ending December 31, 2002. There were no such exchanges after 2003.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

John Hancock Funds

      We offer a variety of mutual fund products and related investment management services through John Hancock Funds. We employ a team style in the management of our funds. These teams manage portfolios in accordance with a variety of specified strategies, which we believe gives us a competitive advantage over competitors, many of whom deploy only one style across a family of funds. As of December 31, 2004, our fixed income and equity research staffs included over 56 portfolio managers and analysts with an average of 18 years of experience. We are recruiting additional investment professionals to enhance our capabilities across both fundamental and quantitative analysis and investment styles. This ongoing commitment to investment research further enables us to develop new products intended to strengthen our fund offerings, across a broad array of investment styles. In addition, our investment staff is supplemented by subadvisory arrangements with third-parties and other John Hancock units. We also actively pursue the acquisition of top performing mutual funds, which can be sold through our distribution system. While the business includes primarily assets managed for third-party retail clients, the investment professionals providing these services also manage assets underlying our general account and separate account products, as well as variable life and variable annuity products.

o Mutual Funds. John Hancock Funds offers a broad array of open-end mutual funds and closed-end funds to a broad base of consumers across varying income levels. Open-end mutual funds are subject to redemption at any time by investors. After their initial public offering, the shares of closed-end funds are not subject to redemption and, accordingly, represent a more stable base of assets than open-end funds. As of December 31, 2004, 58.4% of our mutual fund assets under management were invested in open-end mutual funds. Our product offerings cover both domestic and international equity and fixed-income markets. In 2004, the Company added one new fund, the Small Cap Fund, to its domestic offerings. The Small Cap Fund was acquired from Independence Investment Associates, LLC in December 2004. In addition, one new closed-end fund was offered; John Hancock Tax Advantaged Dividend Income Fund.

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

      The following tables present certain information regarding the assets under management by John Hancock Funds for the periods indicated:

                  Total Assets Under Management By Asset Class

                                                     As of December 31,
                                            ----------------------------------
                                               2004         2003        2002
                                            ----------------------------------
                                                      (in millions)
Assets Under Management:
Domestic equity and balanced..............  $ 20,205.6  $ 17,633.9  $ 13,727.7
International equity and balanced.........       100.4       310.1       309.3
Domestic and international fixed income...    10,958.8    11,345.9    11,773.3
                                            ----------------------------------
      Total assets under management(1)....  $ 31,264.8  $ 29,289.9  $ 25,810.3
                                            ==================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                               Asset Flow Summary

                                                                  For the Years Ended December 31,
                                                               ------------------------------------
                                                                   2004        2003        2002
                                                               ------------------------------------
                                                                           (in millions)
Retail Mutual Funds:
Assets under management, beginning of year...................   $ 22,786.1  $ 19,233.0  $ 22,876.2
      Deposits and reinvestments.............................      5,056.2     4,244.9     4,056.6
      Redemptions and withdrawals............................     (3,529.5)   (3,364.4)   (3,817.2)
      Net money market funds.................................       (118.1)     (157.4)     (205.4)
      Market appreciation (depreciation).....................      1,188.4     3,096.1    (3,387.1)
      Fees...................................................       (285.3)     (266.1)     (290.1)
                                                               ------------------------------------
Assets under management, end of year(1)......................   $ 25,097.8  $ 22,786.1  $ 19,233.0
                                                               ====================================
Institutional Investment Management:
Assets under management, beginning of year...................   $  6,503.8  $  6,577.3  $  6,409.6
      Deposits and reinvestments.............................        683.2       773.3     1,198.2
      Redemptions and withdrawals............................     (1,408.4)   (1,743.4)     (853.1)
      Market appreciation (depreciation).....................        404.7       913.4      (160.9)
      Fees...................................................        (16.3)      (16.8)      (16.5)
                                                               ------------------------------------
Assets under management, end of year.........................   $  6,167.0  $  6,503.8  $  6,577.3
                                                               ====================================
Total:
Assets under management, beginning of year...................   $ 29,289.9  $ 25,810.3  $ 29,285.8
      Deposits and reinvestments.............................      5,739.4     5,018.2     5,254.8
      Redemptions and withdrawals............................     (4,937.9)   (5,107.8    (4,670.3)
      Net money market funds.................................       (118.1)     (157.4)     (205.4)
      Market appreciation (depreciation).....................      1,593.1     4,009.5    (3,548.0)
      Fees...................................................       (301.6)     (282.9)     (306.6)
                                                               ------------------------------------
Assets under management, end of year(1)......................   $ 31,264.8  $ 29,289.9  $ 25,810.3
                                                               ====================================

(1) Retail mutual fund assets under management include $2.6 billion, $2.7 billion and $2.5 billion in retirement plan assets at December 31, 2004, 2003 and 2002, respectively.

   Distribution

      Wealth Management products are distributed through John Hancock Financial Network, Essex, independent broker/dealers, banks, directly to state lottery commissions and both directly and through consultants to institutions and retirement plan sponsors.

      John Hancock Financial Network. Formerly known as Signator, a subsidiary of the Company, through its broker/dealer and insurance agency subsidiaries, is a key distribution channel for our variable annuities. We also sell fixed annuities, mutual funds, 401(k) programs and other retirement programs through these entities.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

             Wealth Management Segment Sales by Distribution Channel

                                             For the Years Ended December 31,
                                           ------------------------------------
                                                 2004       2003        2002
                                           ------------------------------------
                                                       (in millions)
Broker/Dealers(1):
      Variable annuities(2)..............     $   17.3   $   51.4    $  133.9
      Fixed annuities....................        187.0    1,031.8       555.3
      Mutual funds.......................      4,914.4    3,948.1     3,504.4
Signator:
      Variable annuities(2)..............        157.9      243.5       305.8
      Fixed annuities....................        182.7      232.6       243.1
      Mutual funds.......................        282.1      212.9       270.2
Pension Consultants:
      Mutual funds.......................        135.2      384.5       911.7
Financial Institutions:
      Variable annuities.................         28.6      100.4       277.9
      Fixed annuities....................        347.5      967.2     1,704.1
      Mutual funds.......................         88.9       51.2        51.3
e-Business and Retail Partnerships.......          2.4        7.5        30.1
Other(3).................................          2.6       90.1       163.8
                                           ------------------------------------
      Total..............................     $6,346.6   $7,321.2    $8,151.6
                                           ====================================

---------------
(1) The prior years have been restated to include Fidelity sales in the Broker/Dealer channel and exclude them from the Financial Institutions channel.
(2) Variable annuity deposits exclude internal exchanges as part of the safe harbor internal exchange program of $92.0 million, for the year ending December 31, 2002. There were no such exchanges after 2003.
(3) Other includes single premium immediate annuities, including lottery-related payout contracts.

   Reserves

      We establish and report liabilities for future policy benefits on our balance sheet to meet the obligations under our annuity contracts. Our liability for variable annuity contracts and deferred fixed annuity contracts is equal to the cumulative account balances before surrender charges, plus additional reserves for certain guarantees in some of these products and reserves established in the merger related purchase accounting. Cumulative account balances include deposits plus credited interest or change in investment value less expense and mortality fees, as applicable, and withdrawals. Future policy benefits on our immediate fixed annuity contracts are calculated based on a set of actuarial assumptions that we establish and maintain throughout the lives of the contracts. The reserves for the fixed immediate annuity contracts were also fair valued in the merger related purchase accounting.

   Competition

      We face substantial competition in all aspects of our Wealth Management business. The annuity business is highly competitive. We compete with a large number of insurance companies, investment management firms, mutual fund companies, banks and others in the sale of annuities. We compete for mutual fund business with hundreds of fund companies. Many of our competitors in the mutual fund industry are larger, have been established for a longer period of time, offer less expensive products, have deeper penetration in key distribution channels and have more resources than us.

      Competition in the Wealth Management business is based on several factors. These include investment performance and the ability to successfully penetrate distribution channels, to offer effective service to intermediaries and consumers, to develop products to meet the changing needs of various consumer segments, to charge competitive fees and to control expenses.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      We believe the Wealth Management Segment is well positioned to increase assets under management in the face of this competition. Our competitive strengths include the ability to:

      o deliver strong investment performance, and enhance this performance by expanding the depth and breadth of fundamental research, portfolio management teams, and investment professionals;

      o     develop new products and expand into new markets; and

      o     provide excellent service to investors and distributors.

      For a further description of this segment's results, see Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Form 10-K.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Guaranteed and Structured Financial Products Segment

   Overview

      Through our Guaranteed and Structured Financial Products Segment (G&SFP), we offer a variety of specialized products and services to qualified defined benefit and defined contribution retirement plans, and other domestic and international investors. The G&SFP Segment has begun targeting retail investors with products such as structured settlements, immediate fixed annuities and retail notes sold through a retail broker network. Our institutional products include non-guaranteed, partially-guaranteed and fully-guaranteed general account and separate account investment options. We distribute these products through home office and regional sales representatives either directly to institutional buyers or indirectly through financial intermediaries, consultants and brokers.

      The G&SFP Segment contributed 20.9%, 20.9% and 22.4% of consolidated revenues and 24.6%, (13.2)% and 14.9% of consolidated net income in the years ended December 31, 2004, 2003 and 2002, respectively. The G&SFP Segment generated revenues of $1,444.2 million, $1,524.9 million and $1,454.6 million and segment net income of $172.8 million, $(78.1) million and $68.5 million in 2004, 2003 and 2002, respectively. G&SFP Segment financial information is summarized below:

                                                                As of December 31,
                                                      -------------------------------------
                                                           2004       2003         2002
                                                      -------------------------------------
                                                                  (in millions)
Assets Under Management:
Spread-based products .............................     $25,001.5   $26,707.9    $24,872.3
Fee-based products.................................       7,641.7     8,207.4      8,402.6
                                                      -------------------------------------
      Total .......................................     $32,643.2   $34,915.3    $33,274.9
                                                      =====================================
Spread-based Premiums and Deposits:
Fund-type products.................................     $ 1,187.5   $ 2,372.9    $ 3,847.9
Single premium annuities...........................           0.2         0.7          1.2
SignatureNotes.....................................         793.2     1,260.1        290.2
                                                      -------------------------------------
      Total Spread-based Premiums and Deposits.....     $ 1,980.9   $ 3,633.7    $ 4,139.3
                                                      =====================================
Fee-based Premiums and Deposits:
General account participating pension fund-type
   products and annuity contracts..................     $   732.6   $   852.5    $   529.3
Structured separate accounts.......................          48.2        54.5        483.9
Other separate account contracts...................          50.7       (71.0)       (26.1)
                                                      -------------------------------------
      Total Fee-based Premiums and Deposits........     $   831.5   $   836.0    $   987.1
                                                      =====================================

   Products and Markets

      The G&SFP Segment offers spread-based products and fee-based products in a variety of markets. Spread-based products serve the larger and faster growing segment of the market. Fee-based products are typically niche products that have less overall growth potential. As noted above, recent emphasis has been placed on retail targeted products such as retail notes and immediate fixed annuities due to relatively more attractive pricing when compared to our institutional offerings. In the institutional market, we continue to offer several products with which we have historically been very successful. The general account Guaranteed Investment Contract (GIC) has been our predominant product issued in the tax-qualified defined contribution plan market. Single premium and separate account annuities are primarily limited to qualified and non-qualified defined benefit plans. Funding agreements are issued to non-qualified domestic and international institutional investors.

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

      o Single premium annuities and structured settlements. Single premium annuities are immediate or deferred annuity contracts, which provide for payments of a guaranteed amount commencing at a specified time, typically at retirement. These annuities are sold primarily to defined benefit plan settlements. The two most common types of annuities are the straight life annuity, which makes payments for the life of a retired annuitant, and the joint and survivor annuity, which continues to make payments to a spouse after the death of the annuitant. We also provide structured settlements, which provide a tax-free stream of periodic payments to individuals who receive awards or settlements in personal physical injury disputes. We have broadened our offerings to include a structuring program for attorney's fees, allowing counsel to defer legal fees as taxable disbursements into the future.

      o SignatureNotes. SignatureNotes are debt securities issued directly by the Life Company to retail investors via a broker/dealer network. These debt securities, available to investors in $1,000 increments, are offered weekly under a $3 billion shelf registration with varying terms and maturity dates, as permitted in the prospectus.

      Fee-Based Products. Our fee-based products generally pass the investment results of invested assets through to the contractholder with no, or minimal, guarantees. We derive earnings on these products primarily from expense, risk, and profit charges that are generally assessed based on assets under management. Fee-based businesses provide relatively stable revenues and have lower capital requirements than our spread-based businesses. Our fee-based products include:

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

      o Structured Separate Accounts. These products pass the investment results of a separate account through to the contractholder and contain only minimal guarantees. Contractholders may select from among several investment styles offered by our various investment managers. The structured separate account business leverages the strong marketing relationships developed with our general account GIC customers. These contracts, like the general account GICs, are primarily marketed to sponsors of tax-qualified retirement plans such as 401(k) plans.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

            continue to be reported in and serviced by the Guaranteed and Structured Financial Products Segment because of customer relationships.

Distribution

      We distribute our guaranteed and structured financial products through a variety of channels. General account GICs and structured separate accounts are sold through our regional representatives to plan sponsors, or to GIC managers who represent plan sponsors. Funding agreements are sold either directly, through brokers, or through investment banks in the form of medium-term notes. SignatureNotes are distributed through a retail brokerage network. Annuities are sold through pension consultants who represent defined benefit plan sponsors or through brokers who receive a commission for sales of our products. Structured settlement annuities are offered through a group of broker companies specializing in dispute resolution.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

    Reserves

      We establish and report liabilities for contractholder funds and future policy benefits to meet the obligations on our policies and contracts. Since the Manulife merger on April 28, 2004, our reported liability for contractholder funds and future policy benefits is the sum of the pre-acquisition business (contracts issued on and prior to the Manulife merger) and the post-acquisition business (contracts issued after the Manulife merger). The pre-acquisition liability for contractholder funds and future policy benefits is calculated using assumptions established at the time of the Manulife merger. The post-acquisition liability for fund-type products and fee-based products is equal to the cumulative account balances for these products. Cumulative account balances include deposits plus credited interest or investment earnings less expense charges and withdrawals. The post-acquisition liability for the future policy benefits of our single premium annuity contracts are calculated based on a set of actuarial assumptions that we establish and maintain throughout the lives of the contracts. Our assumptions include investment yields, mortality and the expected time to retirement.

    Competition

      Our Guaranteed and Structured Financial Products Segment operates in a variety of highly competitive institutional and retail markets. Although a large number of companies offer these products, the market is concentrated, in large part because the markets demand issuers of high financial quality. This is especially true in the institutional market. Through the first three quarters of 2004, for example, the top four issuers of GICs issued approximately 65% of total GICs and the top five issuers of annuities issued almost 70% of the total (according to LIMRA). The global funding agreement market is equally concentrated with the top four issuers issuing 76% of the funding agreements according to S&P. While in the past we would have been included with these top issuers, in 2004 we found that historically narrow spreads made it more difficult to compete. We chose instead to adhere to our very strict pricing discipline, sacrificing market share in order to maintain profitability.

      With the introduction of SignatureNotes in 2002, we became the first insurer to enter the retail market to compete with other issuers of direct access notes, including both financial and non-financial firms. The retail note market has continued to grow since then, reaching more than $31 billion in issuance in 2004. In 2004, four additional insurers entered the market.

      We believe that, going forward, we will be able to compete successfully in all of our chosen markets as a result of our strong financial ratings, brand name, investment management expertise, national distribution, flexible product design and competitive pricing. Competition in these markets is restricted almost exclusively to insurance companies with superior or excellent financial ratings. The requirement for strong financial ratings reduces pressure on margins by limiting the number of potential competitors and by lowering our cost of funds. While current spread levels and our adherence to pricing disciplines make sales in the institutional markets difficult, we will continue to concentrate on the less price-sensitive retail markets.

For a further description of this segment's results, see Management's Discussion and Analysis of Financial Condition and Results of Operations included elsewhere in this Form 10-K.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Corporate and Other Segment

Overview

      Our Corporate and Other Segment consists primarily of our corporate operations, including the holding company, John Hancock Financial Services
(JHFS) and the institutional investment advisory business, and non-core businesses that are either in the process of winding down (i.e., are in "run-off") or have been divested. This segment contributed approximately 13.0%, 15.2% and 9.0% of consolidated revenues and 0.5%, 32.8% and 7.9% of consolidated net income in the years ended December 31, 2004, 2003 and 2002, respectively. The Corporate and Other Segment generated revenues of $902.7 million, $1,114.0 million and $582.6 million and net income of $3.6 million, $193.4 million and $36.2 million in 2004, 2003 and 2002, respectively.

      The Corporate and Other Segment assets are summarized below:

                                               As of Ended December 31,
                                       -------------------------------------
                                             2004        2003        2002
                                       -------------------------------------
                                                    (in millions)
Assets:
International operations.............    $   285.7   $    99.0   $    87.4
Corporate operations.................      1,891.0     9,735.7     9,053.5
Non-core businesses..................        295.9     1,280.7     1,060.6
Intra-segment eliminations...........       (122.3)   (6,591.2)   (6,163.1)
                                       -------------------------------------
      Total..........................    $ 2,350.3   $ 4,524.2   $ 4,038.4
                                       =====================================

    International Operations

      Our international operations offer individual life and group insurance and pension products through local affiliates doing business in three Asian countries. Working with an international network of 52 insurers, we also coordinate and/or reinsure group life, health, disability and pension coverage for foreign and globally mobile employees of multinational companies in our international group plan business.

    Corporate Operations

      Corporate operations consist principally of revenues and expense of the institutional investment advisory business, the holding company, investment and treasury activities, and assets, investment income, interest expense and other expenses not specifically allocated to segments or the holding company level. Corporate operations investment activity is focused on tax-preferenced investing which may generate lower pre-tax investments income but yields higher returns on an after-tax basis.

      Changes in corporate operations include the following business activities: the transfer into corporate operations of the institutional investment advisory business, the which generated revenues of $126.0 million, $144.1 million and $125.1 million for the three years ended December 31, 2004, 2003, and 2002, respectively. We sold our group life insurance business effective May 1, 2003 and transferred its financial results to the Protection Segment subsequent to the merger with Manulife.

      Also included in corporate operations are the revenues and expenses of Signature Fruit, a subsidiary of the Company, which purchased certain assets and assumed certain liabilities out of bankruptcy proceedings of Tri Valley Growers, Inc., a cooperative association, for approximately $53.0 million on April 1, 2001. Signature Fruit generated $242.6 million, $254.4 million and $235.9 million in revenues, $245.9 million, $257.8 million and $240.7million in expenses, and $(2.2) million, $(2.2) million, and $(3.1) million in after-tax losses for the years ended December 31, 2004, 2003 and 2002, respectively.

    Non-Core Businesses

      We have certain non-core businesses that have been divested or put in run-off, reflecting a strategic decision to focus on our retail and investment management businesses. Non-core businesses consist primarily of run-off property and casualty insurance companies that were sold in 1999, a portion of our group

                       JOHN HANCOCK LIFE INSURANCE COMPANY

life and accident and health business and related subsidiaries that were sold in 1997, and other small subsidiaries in various stages of running-off their operations.

      For a further description of this segment's results, see Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere in this Form 10-K.

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

      The Connecticut, Delaware, Missouri, New York and Pennsylvania insurance departments have ongoing market conduct examinations involving John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company. These insurance departments and others periodically conduct examinations of insurers that transact business in their jurisdictions. The Company believes that it conducts its business in accordance with all applicable state regulations and does not expect that the outcome of these examinations will have a material impact on our business, financial condition or results of operations. The Massachusetts Division of Insurance has completed its Market Conduct Examination and issued its report in February without any material findings.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

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

Regulation of Dividends and Other Payments from Insurance Subsidiaries

      As a result of the demutualization of John Hancock Mutual Life Insurance Company, a parent holding company, called John Hancock Financial Services, Inc., has been created. John Hancock Financial Services, Inc. (JHFS) is a holding company and its primary asset is the outstanding capital stock of John Hancock Life Insurance Company. As an insurance holding company, JHFS depends primarily on dividends from John Hancock Life Insurance Company to pay dividends to its shareholders, pay operating expenses and implement its capital management strategies. Any inability of John Hancock Life Insurance Company to pay dividends to JHFS in the future in an amount sufficient for JHFS to pay dividends to its shareholders, meet its cash obligations and implement its capital management strategies, may materially adversely affect JHFS' business, financial condition or results of operations.

      The Massachusetts insurance law limits how and when John Hancock Life Insurance Company can pay dividends to JHFS. Under the Massachusetts insurance law, no insurer may pay any shareholder dividend from any source other than statutory unassigned funds without the prior approval of the Massachusetts Commission of Insurance. The Massachusetts insurance holding company act requires that a report be given to the Massachusetts Commissioner of Insurance no later than five days following declaration, and at least ten days prior to payment, of any dividend or distribution by a Massachusetts insurance company. Further, this act provides that no extraordinary dividend may be paid without thirty days' prior written notice to the Massachusetts Commissioner of Insurance, and only if the Massachusetts Commissioner of Insurance has not disapproved, or has approved, the payment within the thirty day notice period. An extraordinary dividend is any dividend or distribution of cash or other property whose fair market value, together with other dividends or distributions made within the preceding twelve months, exceeds the greater of (1) 10% of an insurance company's surplus as regards policyholders as of the preceding December 31, or (2) a life insurance company's statutory net gain from operations for the twelve months ending on the preceding December 31. Although not currently viewed as such, the Company, in the future, could also be viewed as being commercially domiciled in New York and, if so, dividend payments may also be subject to New York's insurance holding company act as well as Massachusetts law.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      In 2001, the NAIC changed the risked-based capital formula, which resulted in lower RBC charges or a higher risk-based capital ratio. The most significant change made by NAIC is to tax effect the RBC, which is similar to reducing the risk factors being applied to the different risk categories. One other change was the creation of a common stock asset risk category and its treatment in the covariance calculation. This change also lowered RBC. John Hancock took certain actions to improve the risk-based capital ratio. The two most significant actions were the partial reinsurance of the closed block and the upstreaming of some of the Life Company's foreign insurance affiliates to JHFS. John Hancock Life Insurance Company exceeded the level of risk-based capital that would require it to propose actions to correct a deficiency by approximately 251 percent as of December 31, 2004.

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

IRIS Ratios

      The National Association of Insurance Commissioners has developed a set of financial tests known as the Insurance Regulatory Information System (IRIS) for early identification of companies which may require special attention by insurance regulators. Insurance companies submit data on an annual basis to the National Association of Insurance Commissioners. This data is used to calculate ratios covering various categories of financial data, with defined "usual ranges" for each category. IRIS consists of 13 key financial ratios for life insurance companies. An insurance company may fall out of the usual range with respect to one or more ratios because of specific transactions that are in themselves immaterial or eliminated at the consolidated level. Departure from the usual range on four or more of the ratios may lead to inquiries from individual states' insurance departments. During the five-year period ended December 31, 2004, John Hancock Life Insurance Company was outside the usual range for Net Change in Capital Surplus ratio for the year 2000, and the Change in Product Mix and Change in Reserving ratios in 2001. The Change in Capital Surplus ratio fell outside the usual range in 2000 because of the demutualization transaction. Specifically, under the applicable statutory accounting rules, the Company was required to exclude the proceeds from the stock offering from surplus while the demutualization consideration paid in cash was deducted from surplus, thereby distorting the ratio. This adjustment did not recur in the years 2004, 2003 and 2002. The unusual ratios in 2001 were the result of the implementation of new statutory accounting rules and are not expected to recur. During the same period, John Hancock Variable Life Insurance Company and Investors Partner Life Insurance Company, which are wholly owned direct and indirect subsidiaries of John Hancock Life Insurance Company, respectively, had several ratios outside of the usual range. John Hancock Variable Life Insurance Company had eight unusual ratios, all of which resulted from growth in the business and the effect of reinsurance contracts with John Hancock Life Insurance Company. Investors Partner Life Insurance Company had ten unusual ratios due to the fact it writes no new business.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

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

Employees

      As of December 31, 2004, we employed approximately 3,914 people. We believe our relations with our employees are satisfactory.

ITEM 2. Properties

      The Company leases space for its Home Office in historic Boston's Back Bay, the Company plans on continuing to utilize this space as its corporate headquarters. In addition, we lease office space throughout the United States as needed for our operations, including for our sales force. We believe that our current facilities are adequate for our current and expected needs.

ITEM 3. Legal Proceedings

      We are regularly involved in litigation, both as a defendant and as a plaintiff. The litigation naming us as a defendant ordinarily involves our activities as a provider of insurance protection and wealth management products, as well as an investment adviser, employer and taxpayer. In addition, state regulatory bodies, state attorneys general, the United States Securities and Exchange Commission, the National Association of Securities Dealers, Inc. and other government and regulatory bodies regularly make inquiries and, from time to time, require the production of information or conduct examinations concerning our compliance with, among other things, insurance laws, securities laws, and laws governing the activities of broker-dealers. As with many other companies in the financial services industry, we have been requested or required by such government and regulatory authorities to provide information with respect to market timing and late trading of mutual funds and sales compensation and broker-dealer practices, including with respect to mutual funds underlying variable life and annuity products. It is believed that these inquiries are similar to those made to many financial service companies by various agencies into practices, policies and procedures relating to trading in mutual fund shares and sales compensation and broker-dealer practices. We intend to continue to cooperate fully with government and regulatory authorities in connection with their respective inquiries. We do not believe that the conclusion of any current legal or regulatory matters, either individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

ITEM 4. Submission of Matters to a Vote of Security Holders

    Omitted.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

PART II

ITEM 5. Market for John Hancock Life Insurance Company Common Equity and Related Stockholder Matters And Issuer Purchases of Equity Securities

      In January and December of 2003, the Commissioner of Insurance for the Commonwealth of Massachusetts (the "Commissioner") approved dividends from the Life Company to JHFS in the amount of $214.5 million. The Life Company paid $100.0 million in cash in 2003, transferred property worth $14.5 million in August 2003 and paid the final $100.0 million in cash in January 2004. See Regulation of Dividends and Other Payments from Insurance Subsidiaries in the Business Section for a discussion of limitations of the Company and its subsidiaries to pay dividends.

      In 2004, following notification to the Insurance Commissioner the Life Company paid dividends to JHFS in the amount of $200.0 million. In addition, following notification to the Insurance Commissioner, on March 7, 2005 the Company paid a $320.0 million dividend to JHFS.

      On March 8, 2005, the Company issued 32,000 shares of Common Stock to its sole shareholder for consideration of $320.0 million. The transaction was exempt from registration under Section 4(2) of the Securities Act of 1933.


ITEM 6. Selected Financial Data

    Omitted.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Management's discussion and analysis of financial condition and results of operations is presented in a condensed disclosure format pursuant to General Instruction I(1)(a) and (b) of Form 10-K. Management's narrative that follows reviews our consolidated financial condition as of December 31, 2004 and 2003, the consolidated results of operations for the years ended December 31, 2004, 2003 and 2002 and, where appropriate, factors that may affect future financial performance. This management narrative for the Company should be read in conjunction with the consolidated financial statements and related notes, included elsewhere in this Form 10-K. The Company's news releases and other information are available on the internet at www.jhancock.com, and its financial statements are available at www.manulife.com, under the link labeled "Securities Filings" on the "Investor Relations" Page. In addition, all of the Company's United States Securities and Exchange Commission filings are available on the internet at www.sec.gov, under the name Hancock John Life.

Forward-Looking Statements

      The statements, analyses, and other information contained in this management's narrative and elsewhere in this Form 10-K, relating to trends in John Hancock Life Insurance Company's, (the Company's) operations and financial results, the markets for the Company's products, the future development of the Company's business, and the contingencies and uncertainties to which the Company may be subject, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "expect," "intend," "will," "should," "may," and other similar expressions, are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning future events and their potential effects on the Company. Future events and their effects on the Company may not be those anticipated by management. The Company's actual results may differ materially from the results anticipated in these forward-looking statements.

       These forward-looking statements are subject to risks and uncertainties including, but not limited to, the risks that (1) a significant downgrade in our ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm our ability to market our products; (2) new laws and regulations, including the recently enacted Sarbanes-Oxley Act of 2002, or changes to existing laws or regulations (including, but not limited to, those relating to the Federal Estate Tax Laws and proposed Bush Administration tax and savings initiatives), and the applications and interpretations given to these laws and regulations, may adversely affect the Company's sales of insurance and investment advisory products; (3) Massachusetts insurance law may restrict the ability of John Hancock Variable Life Insurance Company to pay dividends to us; (4) we face increasing competition in our retail businesses from mutual fund companies, banks and investment management firms as well as from other insurance companies; (5) a decline or increased volatility in the securities markets, and other economic factors, may adversely affect our business, particularly our variable life insurance, mutual fund, variable annuity and investment business; (6) due to acts of terrorism or other hostilities, there could be business disruption, economic contraction, increased mortality, morbidity and liability risks, generally, or investment losses that could adversely affect our business; (7) our life insurance sales are highly dependent on third party distribution relationships; (8) customers may not be responsive to new or existing products or distribution channels, (9) interest rate volatility may adversely affect our profitability; (10) our net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies or redeem shares of our open-end mutual funds; (11) the independent directors of our variable series trusts and of our mutual funds could reduce the compensation paid to us or could terminate our contracts to manage the funds; (12) under our Plan of Reorganization, we were required to establish the closed block, a special arrangement for the benefit of a group of our policyholders. We may have to fund deficiencies in our closed block, and any overfunding of the closed block will benefit only the holders of policies included in the closed block, not our shareholder; (13) we will face losses if the claims on our insurance products, or reductions in rates of mortality on our annuity products, are greater than we projected; (14) we face investment and credit losses relating to our investment portfolio including without limitation, the risks associated with the evaluation and determination by our investment professionals of the fair value of investments as well as whether or not any investments have been impaired on an other than temporary basis; (15) we may experience volatility in net income due to changes in standards for accounting for derivatives and other changes; (16) our United States insurance companies are subject to risk-based capital requirements and possible guaranty fund assessments; (17) we may be unable to retain personnel who are key to our business; (18) we may incur losses from assumed reinsurance business in respect of personal accident insurance and the occupational accident component of workers compensation insurance; (19) litigation and regulatory proceedings may result in financial losses, harm our reputation and divert management resources,
(20) we may incur multiple life insurance claims as a result of a catastrophic event which, because of higher deductibles and lower limits under our reinsurance arrangements, could adversely affect the Company's future net income and financial position.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      Readers are also directed to other risks and uncertainties discussed, as well as to further discussion of the risks described above, in other documents filed by the Company with the United States Securities and Exchange Commission. The Company specifically disclaims any obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.

Merger with Manulife Financial Corporation

      Effective April 28, 2004, Manulife Financial Corporation ("Manulife") acquired all of the outstanding common shares of John Hancock Financial Services, Inc. (JHFS) that were not already beneficially owned by Manulife as general fund assets and JHFS became a wholly owned subsidiary of Manulife. The combined entity has a more diversified product line and distribution capabilities and expects to have improved operating efficiencies and a leading position across all its core business lines. In order to more efficiently manage its corporate structure, on October 7, 2004 Manulife transferred all of its shares in JHFS to John Hancock Holdings (Delaware) LLC - a wholly-owned subsidiary of Manulife.

Critical Accounting Policies and Estimates

      General

      We have identified the accounting policies below as critical to our business operations and understanding of our results of operations. For a detailed discussion of the application of these and other accounting policies, see Note 2--Summary of Significant Accounting Policies in the notes to consolidated financial statements in the Company's 2004 Annual Report on Form 10-K. Note that the application of these accounting policies in the preparation of this report requires management to use judgments involving assumptions and estimates concerning future results or other developments including the likelihood, timing or amount of one or more future transactions or events. There can be no assurance that actual results will not differ from those estimates. These judgments are reviewed frequently by senior management, and an understanding of them may enhance the reader's understanding of the Company's financial statements. We have discussed the identification, selection and disclosure of critical accounting estimates and policies with the Audit Committee of the Board of Directors.

      Purchase Accounting (PGAAP)

      In accordance with SFAS No. 141, "Business Combinations" the merger transaction was accounted for as a purchase of John Hancock by Manulife. In accordance with "push-down accounting," John Hancock, the acquired company, adjusted the cost and reporting basis of its assets and liabilities to their fair values on the acquisition date (the purchase adjustments).

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

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

      Since 1995, the Company generates income tax benefits by investing in apartment properties (the Properties) that qualify for low income housing and/or historic tax credits. The Company invests in the Properties directly, but primarily invests indirectly via limited partnership real estate investment funds (the Funds). The Funds are consolidated into the Company's financial statements. The Properties are organized as limited partnerships or limited liability companies each having a managing general partner or a managing member. The Company is usually the sole limited partner or investor member in each Property; it is not the general partner or managing member in any Property. The Properties typically raise additional capital by qualifying for long-term debt, which in some cases is guaranteed or otherwise subsidized by Federal or state agencies or Fannie Mae. In certain cases, the Company invests in the mortgages of the Properties.

      The Company has a number of relationships with a disparate group of entities (Other Entities), which result from the Company's direct investment in their equity and/or debt. This group includes energy investment partnerships, investment funds organized as limited partnerships, and businesses which have undergone debt restructurings and reorganizations and various other relationships.

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

      The Company discloses summary financial data and its maximum exposure to losses for the CDOs, Properties and other entities in Note 4 - Relationships with Variable Interest Entities in the notes to the Consolidated Financial Statements.

      Intangible Assets

      The Company recognizes several intangible assets, all of which resulted from business combinations. Valuation, and where applicable, amortization of these assets require significant management estimates and judgment.

      Unamortizable assets include goodwill, brand name and investment management contracts. Goodwill is the excess of the cost to Manulife over the fair value of the Company's identifiable net assets acquired by Manulife in the recent merger. Brand name is the fair value assigned to the Company's trademark and trade name. Investment management contracts are fair values of the investment management relationships between the Company and each of the mutual funds managed by the Company.

      Amortizable assets include value of business acquired (VOBA), distribution networks and other investment management contracts. VOBA is the present value of estimated future profits of insurance policies in force related to the Company's businesses acquired by Manulife in the recent merger. VOBA had weighted average lives ranging from 6 to 17 years for various insurance businesses at the merger. Distribution networks are fair values assigned to the Company's networks of

                       JOHN HANCOCK LIFE INSURANCE COMPANY

sales agents and producers responsible for procuring business. Distribution networks had weighted average lives of 21 years at the merger. Other investment management contracts had weighted average lives of 9 years at the merger. Collectively, these amortizable intangible assets had a weighted average life of
14.7 years at the merger.

      The Company will test unamortizable intangible assets for impairment on an annual basis, and also in response to any events which both suggest that these assets may be impaired (triggering events). Amortizable intangible assets will be tested only in response to triggering events. The Company will test goodwill using the two-step impairment test set forth in SFAS No. 142 "Goodwill and Other Intangible Assets." VOBA and the Company's other intangible assets will be evaluated by comparing their fair values to their current carrying values whenever they are tested. Impairments will be recorded whenever an asset's fair value is deemed to be less than its carrying value.

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

      Estimated gross profits, including net realized investment and other gains (losses), are adjusted periodically to take into consideration the actual experience to date and assumed changes in the remaining gross profits. When estimated gross profits are adjusted, we also adjust the amortization of DAC and VOBA to maintain a constant amortization percentage over the life of the policies. Our current estimated gross profits include certain judgments by our actuaries concerning mortality, lapse and asset growth that are based on a combination of actual Company experience and historical market experience of equity and fixed income returns. Short-term variances of actual results from the judgments made by management can impact quarter to quarter earnings. Our history has shown us that the actual results over time for mortality, lapse and the combination of investment returns and crediting rates (referred in the industry as interest spread) for the life insurance and annuity products have reasonably followed the long-term historical trends. As actual results for market experience or asset growth fluctuate significantly from historical trends and the long-term assumptions made in calculating expected gross profits, management changes these assumptions periodically, as necessary.

      Benefits to Policyholders

      The liability for future policy benefits is the largest liability included in our consolidated balance sheets, equal to $42,962.8 million, or 48.0%, of total liabilities as of December 31, 2004. Changes in this liability are generally reflected in the benefits to policyholders in our consolidated statements of income. This liability is primarily comprised of the present value of estimated future payments to holders of life insurance and annuity products based on certain management judgments. Reserves for future policy benefits of certain insurance products are calculated using management's judgments of mortality, morbidity, lapse, investment performance and expense levels that are based primarily on the Company's past experience and are therefore reflective of the Company's proven underwriting and investing abilities. Once these assumptions are made for a given policy or group of policies, they will not be changed over the life of the policy unless the Company recognizes a loss on the entire line of business, or the Company is acquired. The Company periodically reviews its policies for loss recognition and, based on management's judgment, the Company from time to time may recognize a loss on certain lines of business. Short-term variances of actual results from the judgments made by management are reflected in current period earnings and can impact quarter to quarter earnings.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      Investment in Debt and Equity Securities

      Impairments on our investment portfolio are recorded as a charge to other comprehensive income, and if judged by management to be other than temporary in nature, are recorded as a charge to income. See the General Account Investments section of this document for a more detailed discussion of the investment officers' professional judgments involved in determining impairments and fair values.

      Certain of our fixed income securities classified as available-for-sale are not publicly traded, and quoted market prices are not available from brokers or investment bankers on these securities. Changes in the fair values of the available-for-sale securities are recorded in other comprehensive income as unrealized gains and /or losses. We calculate the fair values of these securities ourselves through the use of pricing models and discounted cash flows which therefore calls for a substantial level of professional investment management judgment. Our approach is based on currently available information, including information obtained by reviewing similarly traded securities in the market, and we believe it to be appropriate and fundamentally sound. However, different pricing models or assumptions or changes in relevant current information could produce different valuation results. The Company's pricing model takes into account a number of factors based on current market conditions and trading levels of similar securities. These include current market based factors related to credit quality, country of issue, market sector and average investment life. The resulting prices are then reviewed by the pricing analysts and members of the Security Operations Department. Our pricing analysts take appropriate action to reduce the valuation of securities where an event occurs that negatively impacts the securities' value. Certain events that could impact the valuation of securities include issuer credit ratings, business climate, management changes at the investee level, litigation, fraud and government actions, among others.

      As part of the valuation process we attempt to identify securities which may have experienced an other than temporary decline in value, and thus require the recognition of an other than temporary impairment as a charge against income. To assist in identifying these impairments, at the end of each quarter our Investment Review Committee reviews all securities where market value has been less than ninety percent of amortized cost for three months or more to determine whether other than temporary impairments need to be taken. This committee includes the head of workouts, the head of each industry team, the head of portfolio management, and the Chief Credit Officer of Manulife. The analysis focuses on each investee company's or project's ability to service its debts in a timely fashion and the length of time the security has been trading below amortized cost. The results of this analysis are reviewed quarterly by the Credit Committee at Manulife. This committee includes Manulife's Chief Financial Officer, Chief Investment Officer, Chief Risk Officer, Chief Credit Officer, and other senior management. See "Management's Discussion and Analysis of Financial Condition and Analysis of Financial Condition and Results of Operations--General Account Investments" section of this document for a more detailed discussion of this process and the judgments used therein.

      Benefit Plans

      The Company reviewed its pension and other post-employment benefit plan assumptions for the discount rate, the long-term rate of return on plan assets, and the compensation increase rate for incorporation in the measurements made as of April 28, 2004 (the date of the Manulife merger with the Company) and for net periodic costs for the calendar year. These assumptions are normally incorporated in measurements made annually as of each December 31 and for the subsequent calendar year resulting thereon.

      The assumed discount rate is set based on the published December 31st Moody's Investor Services long-term corporate bond yield for rating category Aa. The discount rate used in the April 28, 2004 mark to market of 2004's net periodic pension cost was 6.0%. The discount rate originally in effect for 2004 was 6.25%. A 0.25% increase in the discount rate would decrease the Projected Benefit Obligation (PBO) and 2004 Net Periodic Pension Cost (NPPC) by approximately $57.6 million and $1.2 million respectively. A 0.25% increase in the discount rate would decrease other post- employment benefits Accumulated Postretirement Benefit Obligation (APBO) and 2004 Net Periodic Benefit Cost
(NPBC) by approximately $15.9 million and $1.2 million, respectively.

      The assumed long-term rate of return on plan assets is generally set at the long-term rate expected to be earned (based on the Capital Asset Pricing Model and similar tools) based on the long-term investment policy of the plans and the various classes of the invested funds. For 2004, Net Periodic Pension (and Benefit) Cost, an 8.75% long term rate of return assumption is being used. A 0.25% increase in the long-term rate of return would decrease 2004 NPPC by approximately $5.3 million and 2004 NPBC by approximately $0.6 million. The expected return on plan assets prior to the merger with Manulife was based on the fair market value of the plan assets as of December 31, 2003. Post merger, the expected return on plan assets is based on the fair value of plan assets as of April 28, 2004.

      The compensation rate increase assumption is generally set at a rate consistent with current and expected long-term compensation and salary policy

                       JOHN HANCOCK LIFE INSURANCE COMPANY

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

      The Company uses a 10% corridor for the amortization of actuarial gains/losses. At the date of the merger, actuarial gains and losses were set to zero.

      On December 8, 2003, President Bush signed into law a bill that expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. The Medicare Prescription Drug Improvement and Modernization Act of 2003 (the Act) provides for special tax-free subsidies to employers that offer plans with qualifying drug coverages beginning in 2006. There are two broad groups of retirees receiving employer-subsidized prescription drug benefits at the Company. The first group, those who retired prior to January 1, 1992, receives a subsidy of between 90% and 100% of total cost. Since this subsidy level will clearly meet the criteria for qualifying drug coverage, the Company anticipates that the benefits it pays after 2005 for pre-1992 retirees will be lower as a result of the new Medicare provisions. In accordance with Financial Accounting Standards Board Staff Position FAS 106-2 (FSP FAS 106-2), the Company reflected a reduction in the accumulated plan benefit obligation for this group of $40.9 million as of the purchase accounting remeasurement (April 28, 2004) and reduced net periodic postretirement benefit costs by $1.6 million for the period from April 29 through December 31, 2004. With respect to the second group, those who retired on or after January 1, 1992, the employer subsidy on prescription drug benefits is capped and currently provides as low as 25% of total cost. Since final authoritative accounting guidance has not yet been issued on determining whether a benefit meets the actuarial criteria for qualifying drug coverage, the Company has deferred recognition as permitted by FSP FAS 106-2 for this group. The final accounting guidance could require changes to previously reported information.

      Income Taxes

      Our reported effective tax rate on net income was 26.7%, 28.4% and 19.1% for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in the effective tax rate during the period is due to changes in the recognition of tax expense as a result of the purchase accounting for leveraged leases as required by FASB Interpretation No. 21, "Accounting for Leases in a Business Combination" and FASB Statement of Financial Accounting Standards No. 13, "Accounting for Leases". Our effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available to us. Significant judgment is required in determining our effective tax rate and in evaluating our tax positions. We establish reserves when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and that we may not succeed. We adjust these reserves in light of changing facts and circumstances, such as the progress of a tax audit. Our effective tax rate includes the impact of reserve provisions, changes to reserves that we consider appropriate and related interest. This rate is then applied to our year-to-date operating results.

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

      While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, we believe that our reserves reflect the probable outcome of known tax contingencies. Our tax reserves are presented in the balance sheet net in the deferred tax asset or in the deferred tax liability for the respective period ends.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Reinsurance

      As part of the Manulife group of companies, subsequent to the merger we reinsure portions of the risks we assume for our protection insurance products. The maximum amount of individual ordinary life insurance retained by us on any life is $20 million under an individual policy and $25 million under a second-to-die policy. As of January 1, 2001, we established additional reinsurance programs, which limit our exposure to fluctuations in life insurance claims for individuals for whom the net amount at risk is $3 million or more.

      As of January 1, 2001, the Company also entered into agreements with two reinsurers covering 50% of its closed block business. One of these reinsurers is Manulife. Effective April 28, 2004 the Company operates as a subsidiary of Manulife. During the fourth quarter of 2004, the Company entered into an additional agreement covering closed block policies with a Manulife affiliate in order to facilitate its statutory capital management process. This transaction increased the amount of reinsurance of the closed block with Manulife by 20%. Effective December 31, 2003, the Company entered into an agreement with a third reinsurer covering another 5% of its closed block business. The reinsurance agreements are structured so they will not affect policyholder dividends or any other financial items reported within the closed block, which was established at the time of the Life Company's demutualization to protect the reasonable dividend expectations of certain participating life insurance policyholders. In addition, the Company has entered into reinsurance agreements to specifically address insurance exposure to multiple life insurance claims as a result of a catastrophic event. The Company has put into place, effective July 1, 2002, catastrophic reinsurance covering individual life insurance policies written by all of its U.S. life insurance subsidiaries. Effective July 1, 2004, the Company is covered by its parent's catastrophic reinsurance under its global catastrophe reinsurance program which covers the entire Manulife group of companies for losses in excess of $50 million up to $150 million. This global catastrophe reinsurance covers all terrorist acts in Canada; in the United States and elsewhere, nuclear, biological and chemical terrorist acts are not covered. Should catastrophic reinsurance become unavailable to the Company in the future, the absence of, or further limitations on, reinsurance coverage could adversely affect the Company's future net income and financial position.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Transactions Affecting Comparability of Results of Operations

The acquisition described under the table below was recorded under the purchase method of accounting and, accordingly, the operating results have been included in the Company's consolidated results of operations from each date of acquisition. The purchase price was allocated to the assets acquired and the liabilities assumed based on estimated fair values. No goodwill was recorded on this transaction. This acquisition was made by the Company in execution of its plan to acquire businesses and products that have strategic value, meet its earnings requirements and advance the growth of its current businesses.

The disposal described under the table below was conducted in order to execute the Company's strategy to focus resources on businesses in which it can have a leadership position. The table below presents actual and proforma data for comparative purposes for the periods indicated to demonstrate the proforma effect of the acquisitions and disposal as if they occurred on January 1, 2002.

                      Period from   Period from   Period from  Period from
                       April 29,     April 29,     January 1    January 1
                        through       through       through      through
                      December 31,  December 31,   April 28,    April 28,
                          2004          2004         2004         2004         2003        2003         2002         2002
                        Proforma                   Proforma                  Proforma                 Proforma
                     ----------------------------------------------------------------------------------------------------------
                       (unaudited)               (unaudited)               (unaudited)               (unaudited)
                                                                  (in millions)

Revenue ........      $ 4,409.6     $ 4,409.6    $ 2,513.4     $ 2,513.4    $ 7,261.3    $ 7,306.1    $ 6,406.9    $ 6,492.8

Net Income .....      $   372.7     $   372.7    $   329.3     $   329.3    $   587.7    $   590.5    $   463.3    $   458.9

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Results of Operations

      The company was merged with Manulife Financial Corporation effective April 28, 2004. The following discussion provides an assessment of the consolidated results of operations and liquidity and capital resources for the Company and the Predecessor. Unless otherwise indicated, 2004 historical results represent the combined operating results of the Predecessor from January 1, 2004 through April 28, 2004 and the Company from the date of the merger though December 31, 2004.

      As further discussed in Note 1 to the Consolidated Financial Statements the merger was accounted for as a purchase. Accordingly, the operating results for the periods subsequent to April 28, 2004 reflect the results of operations of the Company subsequent to the merger and include the impact of adjustments required under the purchase method of accounting.

      The tables below present the consolidated results of operations for the periods presented:

                                                                                 Company             Predecessor Company
                                                                               ------------  --------------------------------------
                                                                                 Period        Period
                                                                                  from          from
                                                                                April 29,    January 1,
                                                                                  2004          2004
                                                                                 through      through
                                                                               December 31,  April 28,
                                                                                  2004          2004         2003         2002
                                                                               ------------  --------------------------------------
                                                                                                    (in millions)
Revenues
     Premiums ..............................................................   $1,352.0      $  628.0      $2,039.4      $1,984.2
     Universal life and investment-type product charges ....................      426.8         230.7         639.2         606.0
     Net investment income .................................................    2,132.1       1,284.7       3,799.4       3,581.0
     Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholders and the
         policyholder dividend obligation (($14.0), ($31.3), $55.8
         and $74.1, respectively) ..........................................      (30.0)        101.0          58.2        (450.5)
     Investment management revenues, commissions and other fees ............      356.6         180.7         500.0         530.6
     Other revenue .........................................................      172.1          88.3         269.9         241.5
                                                                               --------      --------      --------      --------
         Total revenues ....................................................    4,409.6       2,513.4       7,306.1       6,492.8
Benefits and expenses
     Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to
         participating pension Contractholders and the policyholder dividend obligation (($26.8), ($42.2), $61.9 and $35.2,
         respectively) .....................................................    2,321.7       1,277.1       3,849.2       3,805.2
     Other operating costs and expenses ....................................    1,130.8         483.2       1,395.9       1,247.4
     Amortization of deferred policy acquisition costs, excluding amounts related to net realized investment and other gains
         (losses) $12.8, $10.9, ($6.1) and $38.9, respectively) ............      151.7         121.8         308.4         316.5
     Dividends to policyholders ............................................      316.9         157.1         537.8         556.2
                                                                               --------      --------      --------      --------
         Total benefits and expenses .......................................    3,921.1       2,039.2       6,091.3       5,925.3

Income before income taxes and cumulative effect of accounting changes .....      488.5         474.2       1,214.8         567.5

Income taxes ...............................................................      115.8         141.6         345.3         108.6
                                                                               --------      --------      --------      --------

Income before cumulative effect of accounting changes ......................      372.7         332.6         869.5         458.9

Cumulative effect of accounting changes, net of income tax .................         --          (3.3)       (279.0)           --
                                                                               --------      --------      --------      --------

Net income .................................................................   $  372.7      $  329.3      $  590.5      $  458.9
                                                                               ========      ========      ========      ========

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

      As a result of Manulife's merger with JHFS (see Note 1- Change of Control) the Company renamed and reorganized certain businesses within its operating segments to better align the Company with its new parent, Manulife. The Company renamed the Asset Gathering Segment as the Wealth Management Segment. In addition, the Company transferred the Institutional Investment Management Segment to the Corporate and Other Segment. Other realignments include moving Signator Investors, Inc. our agent sales organization, from the Wealth Management Segment to the Protection Segment, and group life, retail discontinued operations, discontinued health insurance operations and creditor from the Corporate and Other Segment to the Protection Segment. International Group Plans (IGP) remains in international operations in our Corporate and Other Segment while in Manulife's segment results IGP will be reported in Reinsurance. The financial results for all periods have been reclassified to conform to the current period presentation.

      During the majority of 2004, the Company operated in the following four business segments: two segments primarily served retail customers, one segment served institutional customers and our fourth segment was the Corporate and Other Segment, which includes our institutional advisory business, the remaining international operations, and the corporate account. Our retail segments are the Protection Segment and the Wealth Management Segment, previously called Asset Gathering. Our institutional segment is the Guaranteed and Structured Financial Products Segment (G&SFP). Effective January 27, 2005, the G&SFP Segment will become a division of the Wealth Management Segment. This organizational change reflects G&SFP's increasing focus on retail-oriented products and will enable the company to better leverage the strong distribution channels of the Wealth Management Segment with G&SFP's strong product development, risk management, and immediate annuity servicing capabilities. G&SFP is presented as its own operating segment for the discussion of 2004 results below.

      Consolidated income from continuing operations before income taxes and cumulative effect of accounting changes decreased 20.8%, or $252.1 million, from the prior year. The decrease was driven by corporate operations and lower earnings in the institutional investment management business in the Corporate and Other Segment and decreased earnings in the long-term care insurance business in the Protection Segment. Consolidated income from continuing operations before income taxes and cumulative effect of accounting changes by operating segment were as follows: a decrease of $300.1 million in the Corporate and Other Segment, a decrease of $22.4 million in the Protection Segment, partially offset by growth of $39.7 million in the Wealth Management Segment and an increase of $30.7 million in the Guaranteed and Structured Financial Products Segment. After consolidated income from continuing operations before income taxes and cumulative effect of accounting changes the Company recorded a decrease to net income of $3.3 million (net of tax of $1.8 million) and $279.0 million (net of tax of $150.2 million) for 2004 and 2003, respectively. There was no cumulative effect of accounting changes in 2002. The cumulative effect of accounting changes in 2004 relates to the Company's adoption of SOP 03-1 effective January 1, 2004. The cumulative effect of accounting changes in 2003 relates to the Company's adoption of DIG B36 effective October 1, 2003. For additional discussion of SOP 03-1 and DIG B36, refer to Note 2 - Summary of Significant Accounting Policies in the notes to the consolidated financial statements.

      Premium revenues decreased 2.9%, or $59.4 million, from the prior year. The decrease in premiums was driven by the traditional life insurance business, where premiums decreased by $52.8 million. In addition, premiums in the Wealth Management Segment decreased $25.3 million driven by lower sales of single premium immediate annuities in the fixed annuity business, and $38.1 million due to the sale of the group life insurance business in the prior year. Partially offsetting these decreases in premiums was an increase in premiums of $55.7 million in the long-term care insurance business.

      Universal life and investment-type product fees increased 2.9%, or $18.3 million, from the prior year. These product fees consist primarily of cost of insurance fees on our variable life insurance and universal life insurance products and mortality and expense fees on our variable annuity products. The increase was primarily due to an increase of $33.1 million in the universal life insurance business driven by growth in average account values on growth in the existing business. Partially offsetting the growth in the Protection Segment was a decline of $8.8 million in product fees in the Wealth Management Segment as a result of on lower mortality and expense fees in the variable annuity business. In addition, product fees decreased $7.1 million in the G&SFP Segment driven by lowers fees in the single premium annuity business.

      Net investment income decreased 10.1%, or $382.6 million, from the prior year. Overall, the 2004 yield, net of investment expenses, on the general account portfolio decreased to 5.11% from 5.96% for the prior year. Yield for the period subsequent to the merger with Manulife, April 29, 2004 through December 31, 2004 was 4.79%. In summary, the change in yields was driven by the following factors:

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      o On April 28, 2004, as a result of Manulife's acquisition of John Hancock, assets were marked to market in accordance with purchase accounting rules. The impact of the asset adjustment and related amortization was a reduction in yield of approximately 73 basis points for the year ended 2004 compared to 2003.

      o As of December 31, 2004, the Company's asset portfolio had approximately $12 billion of floating-rate exposure (primarily LIBOR). This compares to a $13 billion level of exposure as of December 31, 2003. This exposure was created mostly through interest rate swaps designed to match our floating-rate liability portfolio. As of December 31, 2004, approximately 86% of this exposure, excluding cash and short-term investments, was directly offset by exposure to floating-rate liabilities. Most of the remaining 14% of exposure is in floating rate assets acquired for their relative value and is accounted for in the portfolio's interest rate risk management plan. The impact was approximately a reduction of 46 basis points for 2004 compared to 54 basis points for 2003.

      o Certain of our tax-preferenced investments (affordable housing limited partnerships and lease residual management) dilute the Company's net portfolio yield on a pre-tax basis. For the year ended December 31, 2004, this dilutive effect was 9 basis points, compared to 9 basis points in the comparable prior year. However, adjusting for taxes, these investments increased the Company's net income by $2.0 million in 2004 compared to 2003.

      o Investment expenses were reduced $33.4 million in the year ended December 31, 2004 compared to the prior year. Included are reductions in state income tax, home office real estate expenses, and miscellaneous expenses.

      o The inflow of new cash for the twelve month period ending December 31, 2004 was invested at rates that were below the portfolio rate. In addition, maturing assets were rolling over into new investments at rates below the portfolio rate. In the year ended December 31, 2004, weighted-average invested assets grew $3,074.7 million, or 4.82%, from the prior year.

Net realized investment and other gains increased 22.0%, or $12.8 million, from prior year. See detail of current year net realized investment and other gains in the table below. For the year ended December 31, 2004 gross losses on impairments and on disposal of investments, including fixed maturity securities, equities, real estate, mortgages and other invested assets were $425.9 million, excluding hedging adjustments, compared to $759.7 in the prior year. For the year ended December 31, 2004, realized gains on disposal of fixed maturities, excluding hedging adjustments, were $297.2 million. These gains resulted from managing the portfolios for tax optimization and ongoing portfolio positioning, as well as $104.8 million of prepayments. The Company recorded $178.8 million of other than temporary impairments of fixed maturity securities for the year ended December 31, 2004. These impairments relate primarily to: securities in the airline industry ($62.8 million), a manufacturer of parcel delivery vans ($28.0 million), private placement securities related to secured lease obligations of a regional retail food chain ($22.0 million), a holding in a privately held pharmaceutical company ($21.3 million), and one of the world's largest dairy companies ($17.5 million). The Company recorded losses due to other than temporary impairments of CDO and CBO equity and other invested assets of $78.1 million for year ended December 31, 2004. These impairments primarily relate to lease investments in the U.S. airline industry ($29.2 million) and an investment in a royalty stream ($25.5 million). The Company recorded a net loss of $63.7 million on mortgage loans for the year ended December 31, 2004 (of which $17.7 million was losses on hedging adjustments). Included in this loss is $65.7 million in impairments. These impairments primarily relate to mortgages on a company that operates flour milling facilities ($20.2 million), a refrigeration warehouse company ($21.5 million), and a commercial office property ($10.0 million). There were also gains of $110.4 million on the sale of equity securities as part of our overall investment strategy of using equity gains to offset credit losses in the long-term, gains of $50.3 million from the sale of other invested assets, and gains of $83.1 million resulting from the sale of real estate for the year ended December 31, 2004. Net derivative activity resulted in a gain of $61.9 million for the year ended December 31, 2004 resulting from a slightly larger impact from interest rate changes on the Company's fair value of hedged items in comparison to the changes in fair value of its derivatives hedging those items and the change in the fair value of derivatives that do not qualify for hedge accounting. For additional analysis regarding net realized investment and other gains (losses), see below and General Account Investments in this management's narrative. The Company recorded total impairments for the period from April 29, 2004 though December 31, 2004 of $210.3 million and $118.5 million for the period from January 1, 2004 through April 28, 2004, compared to $572.7 million for the prior year.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

For the year ended December 31, 2004                                                                 Net Realized
                                                       Gross Gain   Gross Loss       Hedging          Investment
                                           Impairment  on Disposal  on Disposal    Adjustments   and Other Gain/(Loss)
                                          ----------------------------------------------------------------------------
                                                                         (in millions)
Fixed maturity securities...............     $ (178.8)    $ 297.2      $ (64.6)      $ (73.2)           $ (19.4)
Equity securities.......................         (6.2)      110.4         (6.5)           --               97.7
Mortgage loans on real estate...........        (65.7)       30.2        (10.5)        (17.7)             (63.7)
Real estate.............................           --        83.1         (2.5)           --               80.6
Other invested assets...................        (78.1)       50.3        (13.0)           --              (40.8)
Derivatives.............................           --          --           --          61.9               61.9
                                          --------------------------------------------------------------------------
               Subtotal.................     $ (328.8)    $ 571.2      $ (97.1)      $ (29.0)           $ 116.3
                                          ==========================================================================

          Amortization adjustment for deferred policy acquisition costs......................              23.7
          Amounts credited to participating pension contractholders..........................             (43.1)
          Amounts credited to the policyholder dividend obligation...........................             (25.9)
                                                                                                --------------------
               Total.........................................................................           $  71.0
                                                                                                ====================

      Investment management revenues, commissions, and other fees increased 7.5%, or $37.3 million, from the prior year. The increase in fee revenue was driven by the mutual funds business where fees increased $18.9 million driven by a 10.0%, or $2,702.6 million, increase in average assets under management. In addition, advisory fees increased 3.3%, or $3.8 million, in the institutional asset management business despite a 5.5%, or $1,542.1 million, decrease in average assets under management. This increase in advisory fees was driven by success with the new vertical integration strategy in the Hancock Natural Resource Group. In addition, advisory fees earned in the Signator Financial Network increased due to sales of Manulife products since the merger.

      Other revenue decreased 3.5%, or $9.5 million, from the prior year. The decrease in other revenue is due to Signature Fruit, a subsidiary of the Company since April 2, 2001, which acquired certain assets and assumed certain liabilities out of bankruptcy proceedings of Tri Valley Growers, Inc., a co-operative association on that date. The revenues and expenses of Signature Fruit are included in the Company's income statement in other revenue and other operating costs and expenses, respectively, in the Corporate and Other Segment. Signature Fruit generated revenue of $242.6 million in 2004, a decrease of $11.9 million from the prior year. Also included in other revenue is the fee revenue generated in the Federal long-term care insurance business, its primary operating revenue. The Federal long-term care insurance business is a fee business where the Company administers and supports employee long-term care insurance benefits offered by the Federal Government to its employees. Federal long-term care insurance fee revenue increased $1.2 million from the prior year.

      Benefits to policyholders decreased 6.5%, or $250.4 million, from the prior year. The decrease in benefits to policyholders was driven by a 11.7%, or $126.5 million, decline in the G&SFP Segment on lower interest credited. Interest credited in the G&SFP Segment decreased 14.8%, or $138.4 million, from the prior year. The decrease in interest credited was due to a decline in the average interest credited rate on account balances for spread-based products, due to the reset of approximately $10.4 billion of liabilities with floating rates and new business added at current market rates. Interest credited in the G&SFP Segment also decreased due to the repricing of liability products at the date of the merger with Manulife for purchase accounting which resulted in resetting the crediting rates to a lower market rate. The average crediting rate fell to 3.52% from 4.19% in the prior year. Benefits to policyholders declined 23.0%, or $109.3 million, in the fixed annuity business driven by lower sales of single premium immediate annuities, as noted above, and impact of purchase accounting in the merger with Manulife whereby reserves established at merger date are being amortized to benefits to policyholders. In addition, benefits to policyholders declined 10.3%, or $111.2 million, in the traditional life insurance business driven by lower premiums. Partially offsetting these decreases was growth in benefits to policyholders of $60.3 million in the long-term care insurance business, driven by 10.2%, or $55.7 million, increase in premiums. In addition, benefits to policyholders increased $61.3 million in the non-traditional life insurance business driven by growth in average account balance.

      Other operating costs and expenses increased $218.1 million from the prior year driven by a charge for unrecoverable reinsurance of $142.1 million, an increase of $47.9 million in merger transaction expenses and an increase of $29.5 million in the integration costs. There was a $5.5 million increase in operating expenses at the Hancock Natural Resource Group, which included $4.4 million of expenses associated with the expansion of its property management division. Partially offsetting these increases was a decrease in operating expenses of $11.9 million at Signature Fruit. Signature Fruit other operating costs and expenses were $245.9 million in 2004 and $257.8 million in the prior year. Operating expenses at the institutional advisory businesses, Declaration Management & Research and Independence Investments LLC, decreased $6.9 million to $40.9 million primarily due to lower compensation expenses.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      Amortization of deferred policy acquisition costs and value of business acquired decreased 11.3%, or $34.9 million, from the prior year. The decrease in amortization of deferred policy acquisition costs and value of business acquired was comprised by a $42.4 million decrease in the non-traditional life insurance business and a decrease of $24.4 million in the traditional life insurance business. The decrease in amortization of deferred policy acquisition costs and value of business acquired was driven by the impact of purchase accounting in the merger with Manulife during the year. Partially offsetting these decreases was an increase in amortization of deferred policy acquisition costs and value of business acquired of $36.4 million in the G&SFP Segment driven by the VOBA asset established in this business due to purchase accounting resulting from the merger with Manulife.

      Dividends to policyholders decreased 11.9%, or $63.8 million from the prior year. The decrease in dividends to policyholders was driven by the traditional life insurance business, which decreased 5.1%, or $23.0 million. This decrease was due to the full year impact of lowering of the dividend scale on traditional life insurance products in the prior year. Partially offsetting the decrease in the dividend scale was growth in the traditional life insurance products average reserves, which increased approximately 2.9% from the prior period. Dividends to policyholders decreased $26.7 million due to a return of a claim stabilization reserve to a single customer in the group life business in the prior year. The result of this transaction in the prior year was a reduction in benefits to policyholders and an increase in dividends resulting in no income impact. Group life was sold effective May 1, 2003. In addition, dividends to policyholders declined $15.6 million in the institutional fee-based business on lower average reserves from the prior year.

      Income taxes were $257.4 million in 2004, compared to $345.3 million for 2003. Our effective tax rate was 26.7% in 2004, compared to 28.4% in 2003. The change in effective tax rate was primarily due to changes in the recognition of tax expense as a result of the purchase accounting for leveraged leases as required by FASB Interpretation No. 21, "Accounting for Leases in a Business Combination" and FASB Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

      Cumulative effect of accounting change, net of tax, was a charge of $3.3 million and $279.0 million for the years ended December 31, 2004 and 2003, respectively. During the 2004, the Company adopted SOP 03-1 which requires specialized accounting for insurance companies related to separate accounts, transfers of assets, liability valuations, returns based on a contractually referenced pool of assets or index, accounting for contracts that contain death or other insurance benefit features, accounting for reinsurance and other similar contracts, accounting for annuitization benefits and sales inducements to contractholders. In 2003, the cumulative effect of accounting change related to the adoption of DIG B36 as of October 1, 2003; refer to Note 2 - Summary of Significant Accounting Policies in the notes to the Company's Consolidated Financial Statements in this Form 10-K.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

      The following discussion has been updated to remain comparable with the current year management's narrative; it therefore reflects the state of the Company's operations subsequent to the merger with Manulife. In the following management's narrative, references to operating segments which have been merged with other operating segments or renamed since the date of the merger have been updated to reflect such business decisions.

      Consolidated income before income taxes and cumulative effect of accounting changes increased 114.1%, or $647.3 million, from the prior year. The increase was driven by growth in income before taxes of $289.2 million in the Corporate and Other Segment, $140.6 million in the Protection Segment, $120.2 million in the Guaranteed and Structured Financial Products, and $97.3 million in the Wealth Management Segment.

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

      The impairments in the current period were driven by losses recognized on other than temporary declines in value of fixed maturity securities of $539.2 million, including impairment losses of $515.1 million and $24.1 million of previously recognized gains where the bond was part of a hedging relationship. The largest impairments were $150.9 million on securities in the dairy industry, $73.5 million on securities in the airline industry, and $69.3 million on securities in the power and energy industries. Additional losses were recorded for other than temporary declines in the equity in collateralized bond obligations of $29.8 million and other equity securities of $27.8 million during 2003. For a more complete discussion of impairments see General Accounts Investments in this MD&A.

                                                                                                    Net Realized
                                                        Gross Gain    Gross Loss     Hedging         Investment
For the Year Ended December 31, 2003       Impairment  on Disposal    on Disposal  Adjustments  and Other Gain/(Loss)
                                          ----------------------------------------------------------------------------
                                                                         (in millions)
Fixed maturity securities...............     $ (515.1)    $ 464.5     $  (95.3)     $ (246.9)            $ (392.8)
Equity securities.......................        (27.8)      101.1         (3.4)           --                 69.9
Mortgage loans on real estate...........           --        75.8        (40.9)        (63.7)               (28.8)
Real estate.............................           --       289.7        (16.8)           --                272.9
Other invested assets...................        (29.8)       25.2        (30.6)           --                (35.2)
Derivatives.............................           --          --           --         116.4                116.4
                                          ----------------------------------------------------------------------------
               Subtotal.................     $ (572.7)    $ 956.3     $ (187.0)     $ (194.2)            $    2.4
                                          ============================================================================

          Amortization adjustment for deferred policy acquisition costs......................            $   (6.1)
          Amounts credited to participating pension contractholders..........................                 3.4
          Amounts credited to the policyholder dividend obligation...........................                58.5
                                                                                                ----------------------
               Total.........................................................................            $   58.2
                                                                                                ======================

(1) Fixed maturities gain on disposals includes $90.3 million of gains from previously impaired securities.
(2) Fixed maturities loss on disposals includes $28.8 million of credit related losses.

      In addition to impairment losses, the Company incurred losses on disposal of fixed maturity securities of $95.3 million, losses on the disposal of mortgage loans on real estate investments of $40.9 million, losses on the disposal of other invested assets of $30.6 million, losses on the disposal of real estate of $16.8 million and losses on disposal of equity securities of $3.4 million

      The increase in income before income taxes and the cumulative effect of an accounting change in the Corporate and Other Segment was driven by growth in net realized investment and other gains due to a gain of $271.4 million (excluding a deferred profit of $209.4 million) on the sale of the Company's Home Office properties during the first quarter of 2003. See Note 8 - Sale/Leaseback Transaction and Other Lease Obligations in the notes to the consolidated financial statements. In addition, earnings in the institutional investment advisory business within the Corporate and Other Segment increased due to an

                       JOHN HANCOCK LIFE INSURANCE COMPANY

increase of $9.0 million in net realized investment and other gains and a $7.0 million increase in management advisory fees. The increased earnings in the G&SFP Segment were primarily due to a $98.5 million improvement in net realized investment and other losses. The increase in the Protection Segment was driven by a $109.9 million increase in net investment income, a $36.9 million increase in net realized investment and other losses, and a $34.6 million increase in universal life product fees. The increase in the Wealth Management Segment was driven by growth in net investment income, partially offset by an increase in benefits to policyholders and operating expenses.

      Premium revenues increased 2.8%, or $55.2 million, from the prior year. The increase was primarily due to the Corporate and Other Segment which increased $129.0 million. The growth in the Corporate and Other Segment was driven by the International Group Program which generated $396.8 million in premium, an increase of $128.5 million. Partially offsetting the growth in Corporate and Other was a decrease in the Protection Segment of $78.3 million. The decrease in the Protection segment was driven primarily by a decrease in the group life insurance business of $115.0 million and a decline in traditional life insurance premiums of 4.0%, or $42.0 million, partially offset by growth in long-term care insurance premiums, which increased 17.0%, or $79.4 million. The Company sold the group life insurance business effective May 1, 2003.

      Universal life and investment-type product fees increased 5.5%, or $33.2 million, from the prior year. These product fees consist primarily of cost of insurance fees on our variable life insurance and universal life insurance products and mortality and expense fees on our variable annuity products. The increase was primarily due an increase of $34.6 million in the Protection Segment driven by growth in average account values in universal life insurance products driven by the acquisition of the Allmerica block of fixed universal life insurance business as of December 31, 2002 and growth in the existing business. Partially offsetting the growth in the Protection Segment was a decline of $1.8 million in product fees in the Wealth Management Segment where the decline in variable annuity fund balances drove the fees down.

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

      o Certain of our tax-preferenced investments (lease residual management and affordable housing limited partnerships) dilute the Company's net portfolio yield on a pre-tax basis. In 2003, this dilutive effect was 9 basis points, compared to 10 basis points in 2002. However, adjusting for taxes, these investments increased the Company's net income by $7.6 million in 2003 relative to 2002.

      o The inflow of new cash for the twelve-month period ending December 31, 2003 was invested at rates that were below the portfolio rate. In addition, maturing assets were rolled over into new investments at rates less favorable than those available in 2002. These two factors account for the majority of the remaining decline in portfolio rates.

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

      Investment management revenues, commissions, and other fees decreased 5.8%, or $30.6 million, from the prior year. The decrease in fee revenue was driven by the mutual funds business where fees declined $23.8 million driven by distribution and advisory fees which declined due to a shift in the product mix. Average mutual fund assets under management were $27,159.7 million, an increase of $356.4 million, or 1.3% from the prior year. Partially offsetting the decline

                       JOHN HANCOCK LIFE INSURANCE COMPANY

in the mutual funds business management fees was growth in the institutional investment advisory business of $7.0 million driven by successes with the new vertical integration strategy in the Hancock Natural Resource Group.

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

      Benefits to policyholders increased 1.2%, or $44.0 million, from the prior year. Benefits to policyholders in the Corporate and Other Segment increased $114.9 million driven by growth in the International Group Plans business which increased $111.9 million form the prior year. Benefits to policyholders in the Wealth Management Segment increased 12.1%, or $54.0 million, driven by a $40.3 million increase in interest credit on growing fixed annuity account balances and $9.5 million increase in reserve provisions related to sales of life-contingent immediate fixed annuities. Partially offsetting these increases was the G&SFP Segment's decrease in benefits to policyholders of 8.7%, or $102.8 million, driven by a decrease of $60.5 million in interest credited on spread-based products due to a decline in the average interest crediting rate. The decrease in interest credited was due to a decline in the average interest credited rate on account balances for spread-based products. The average crediting rate fell to 4.19% from 4.85% in the prior year. In addition, the Protection Segment decreased 1.1%, or $22.0 million, from the prior year. The decrease in the Protection Segment was due to the sale of the group life insurance business where benefits to policyholders decreased $127.1 million partially offset by growth in long-term care insurance benefits to policyholders of 21.3%, or $88.7 million. Benefits to policyholders increased in the long-term care insurance business increased primarily due to additions to reserves for premium growth and higher claim volume on growth of the business during the period. In addition, in the Protection Segment the non-traditional life insurance business experienced increased benefits to policyholders of 8.4%, or $24.1 million, primarily due to an increase in interest credited on higher current year account balances, partially offset by a $19.2 million decrease in reserves for lower reserves on term conversions and a decrease in death claims, net of reserves released.

      Other operating costs and expenses increased $148.5 million from the prior year, driven by an increase of $120.0 million in the Corporate and Other Segment driven by increases in net periodic pension costs of $32.0 million, deficiency interest of $22.4 million, $12.3 million in compensation costs, $3.3 million in pension curtailment losses, and administrative service contracts of $4.6 million. In addition, Signature Fruit operating expenses increased $16.5 million. Signature Fruit other operating costs and expenses were $257.8 million in 2003 and $241.3 million in the prior year. G&SFP Segment other operating costs and expenses increased $58.9 million on increased investment income transferred on reinsurance ceded and higher compensation costs. Wealth Management Segment other operating costs and expenses decreased $23.0 million driven by business growth. The Protection Segment other operating costs and expenses decreased $58.5 million driven by the sale of the group life insurance business, lower general insurance expenses and amortization of intangibles related to the Allmerica acquisition.

      Amortization of deferred policy acquisition costs decreased 2.6%, or $8.1 million, from the prior year. The decrease in amortization of deferred policy acquisition costs was primarily due to the $64.0 million Q3 2002 Unlocking of the Company's deferred policy acquisition costs (DAC) asset, which increased amortization of the DAC asset in 2002. The Q3 2002 Unlocking of the DAC asset occurred based on changes in the future investment return assumptions and our lowering of the long-term growth rate assumption from 9% to 8%, gross of fees (which are approximately 1% to 2%). In addition, we lowered the average rates for the next five years from the mid-teens to 13%, gross of fees. The Q3 2002 Unlocking impacted the Wealth Management and Protection Segments. (See Note 1--Summary of Significant Accounting Policies in the notes to consolidated financial statements and Critical Accounting Policies in this MD&A for further discussion). The decrease in amortization of DAC due to Q3 2002 Unlocking of the DAC asset was partially offset by a $13.6 million increase in amortization in the Protection Segment for growth in the long-term care insurance business and adjusting gross profit margins for term conversions in the non-traditional life insurance business.

      Dividends to policyholders decreased 3.3%, or $18.4 million from the prior year. The decrease in dividends to policyholders was driven by the Protection Segment, which decreased 2.4%, or $12.4 million. This decrease was due to the full year impact of lowering of the dividend scale on traditional life insurance products in the prior year. Partially offsetting the decrease in the dividend scale was growth in the traditional life insurance products average reserves, which increased approximately 3.3% from the prior period. The decrease in dividends in the traditional life insurance business was partially offset by a

                       JOHN HANCOCK LIFE INSURANCE COMPANY

return of a claim stabilization reserve to a single customer in the group life insurance business during the year. Due to the return of the claim stabilization reserve dividends to policyholders increased $29.2 million in the group life insurance business in 2003.

      Income taxes were $345.3 million in 2003, compared to $108.6 million for 2002. Our effective tax rate was 28.4% in 2003, as compared to 19.1% in 2002. The higher effective tax rate was primarily due to increased pre-tax income driven by improved net realized investment and other gains/losses, partially offset by increased affordable housing tax credits.

      Cumulative effect of accounting change, net of tax, was $279.0 million for the year ended December 31, 2003, no cumulative effect of accounting change was recorded in 2002. In 2003 the cumulative effect of accounting change related to the adoption of DIG B36 as of October 1, 2003; refer to Note 2 - Summary of Significant Accounting Policies in the notes to the Consolidated Financial Statements of this Form 10-K.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

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

Overall Composition of the General Account

      Invested assets, excluding separate accounts, totaled $66.7 billion and $66.9 billion as of December 31, 2004 and December 31, 2003, respectively. On April 28, 2004, as a result of Manulife's acquisition of John Hancock, assets were marked to market, which became the new cost basis of those assets, in accordance with purchase accounting guidelines. As of December 31, 2004 general account invested asset included $0.6 billion in investments classified as separate accounts in the prior year. These assets were reclassified from separate accounts to the Company's general account pursuant to the Company's adoption of SOP 03-01, Accounting and Reporting by Insurance Enterprises for Certain Non Traditional Long Duration Contracts and for Separate Accounts, in 2004. The following table shows the composition of investments in the general account portfolio.

                                                  As of December 31,            As of December 31,
                                                         2004                          2003
                                            --------------------------------------------------------------
                                                Carrying          % of         Carrying           % of
                                                  Value           Total         Value             Total
                                            --------------------------------------------------------------
                                                                    (in millions)
Fixed maturity securities (1)..........       $ 47,863.2           71.8%     $ 47,970.8           71.7%
Mortgage loans (2).....................         11,792.6           17.7        10,871.1           16.3
Real estate............................            277.2            0.4           123.8            0.2
Policy loans (3).......................          2,012.0            3.0         2,019.2            3.0
Equity securities......................            334.7            0.5           333.7            0.5
Other invested assets..................          3,359.3            5.0         2,912.2            4.4
Short-term investments.................              0.2             --            31.5             --
Cash and cash equivalents (4)..........          1,073.3            1.6         2,626.9            3.9
                                            --------------------------------------------------------------
Total invested assets..................       $ 66,712.5          100.0%     $ 66,889.2          100.0%
                                            ==============================================================

      1) In addition to bonds, the fixed maturity security portfolio contains redeemable preferred stock with a carrying value of $902.4 million and $600.3 million as of December 31, 2004 and December 31, 2003, respectively. The total fair value of the fixed maturity security portfolio was $47,863.2 million and $47,994.9 million, at December 31, 2004 and December 31, 2003, respectively.
      2) The fair value for the mortgage loan portfolio was $11,873.1 million and $11,791.4 million as of December 31, 2004 and December 31, 2003, respectively.
      3) Policy loans are secured by the cash value of the underlying life insurance policies and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.
      4) Cash and cash equivalents are included in total invested assets in the table above for the purposes of calculating yields on the income producing assets for the Company.

      Consistent with the nature of the Company's product liabilities, assets are heavily oriented toward fixed maturity securities. The Company determines the allocation of assets primarily on the basis of cash flow and return requirements of its products and by the level of investment risk.

      Fixed Maturity Securities. The fixed maturity securities portfolio is predominantly comprised of low risk, investment grade, publicly and privately traded corporate bonds and senior tranches of asset-backed securities (ABS) and mortgage-backed securities (MBS). The fixed maturity securities portfolio also includes redeemable preferred stock. As of December 31, 2004, fixed maturity securities represented 71.8% of general account invested assets with a carrying value of $47.9 billion, comprised of 53.2% public securities and 46.8% private securities. Each year, the Company directs the majority of net cash inflows into investment grade fixed maturity securities. As of December 31, 2004, the below investment grade bonds were 7.1% of invested assets, and 10.1% of total fixed maturities. Rated fixed maturities exclude redeemable preferred stock.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

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

                 Fixed Maturity Securities -- By Credit Quality

                                             --------------------------------------------------------------
                                                     As of December 31,            As of December 31,
                                                            2004                          2003
                                             --------------------------------------------------------------
SVO                 S&P Equivalent                Carrying          % of         Carrying        % of
Rating (1)          Designation (2)            Value (3)(4)(5)      Total     Value (3)(4)(5)    Total
-----------------------------------------------------------------------------------------------------------

                                                                   (in millions)
    1        AAA/AA/A.......................     $ 20,826.0        44.4%       $ 19,612.6        41.4%
    2        BBB............................       21,409.2        45.6          21,645.6        45.7
    3        BB.............................        2,548.5         5.4           2,953.2         6.2
    4        B..............................        1,423.8         3.0           1,919.4         4.1
    5        CCC and lower..................          526.2         1.1             841.3         1.8
    6        In or near default.............          227.1         0.5             398.4         0.8
                                             -------------------------------------------------------------
                    Subtotal................       46,960.8       100.0%         47,370.5       100.0%

             Redeemable preferred stock.....          902.4                         600.3
                                             -------------------------------------------------------------
             Total fixed maturities.........     $ 47,863.2                    $ 47,970.8
                                             =============================================================

(1) For securities that are awaiting an SVO rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Includes 61 securities that are awaiting an SVO rating, with a carrying value of $876.6 million as of December 31, 2004 and 175 securities that are awaiting an SVO rating, with a carrying value of $4,032.7 million at December 31, 2003. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date.
(4) Includes the effect of $185.0 million notional invested in the Company's credit-linked note program, $165.0 million notional of written credit default swaps on fixed maturity securities in the AAA/AA/A category and $20.0 million notional of written credit default swaps on fixed maturity securities in the BBB category. As of December 31, 2003 the Company had $130.0 million notional invested in the Company's credit linked note program, $110.0 million notional written credit default swaps on fixed maturity securities in the AAA/AA/A category and $20.0 million notional written credit default swaps on fixed maturity securities in the BBB category.
(5) The Company entered into a credit enhancement agreement in the form of a guaranty from an AAA rated financial guarantor in 1996 which was terminated during 2004. In 2003, to reflect the impact of this guaranty on the overall portfolio, the Company has presented securities covered in aggregate by the guaranty at rating levels provided by the SVO and Moody's that reflect the guaranty. As a result, $421.0 million of SVO Rating 3, $185.2 million of SVO Rating 4, and $7.6 million of SVO Rating 5 underlying securities are included as $397.6 million of SVO Rating 1, $162.1 million of SVO Rating 2 and $54.1 million of SVO Rating 3 as of December 31, 2003. The guaranty also contained a provision that the guarantor can recover from the Company certain amounts paid over the history of the program in the event a payment is required under the guaranty. As of December 31, 2003, the maximum amount that could be recovered under this provision was $112.8 million.

      The table above sets forth the SVO ratings for the bond portfolio along with an equivalent S&P rating agency designation. The majority of the rated fixed maturity investments are investment grade, with 90.0% and 87.1% of fixed maturity investments invested in Category 1 and 2 securities as of December 31, 2004 and December 31, 2003, respectively. Below investment grade bonds were 10.1% and 12.9% of the rated fixed maturity investments as of December 31, 2004 and December 31, 2003, respectively, and 7.1% and 9.1% of total invested assets at December 31, 2004 and December 31, 2003, respectively. This allocation

                       JOHN HANCOCK LIFE INSURANCE COMPANY

reflects the Company strategy of avoiding the unpredictability of interest rate risk in favor of relying on the Company's bond analysts' ability to better predict credit or default risk. The bond analysts operate in an industry-based, team-oriented structure that permits the evaluation of a wide range of below investment grade offerings in a variety of industries resulting in a well-diversified high yield portfolio.

      Valuation techniques for the bond portfolio vary by security type and the availability of market data. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses recognized, and the use of different pricing models or assumptions could produce different financial results. External pricing services are used where available, broker dealer quotes are used for thinly traded securities, and a spread pricing matrix is used when price quotes are not available, which typically is the case for our private placement securities. The spread pricing matrix is based on credit quality, country of issue, market sector and average investment life and is created for these dimensions through brokers' estimates of public spreads derived from their respective publications. When utilizing the spread pricing matrix, securities are valued through a discounted cash flow method where each bond is assigned a spread that is added to the current U.S. Treasury rates to discount the cash flows of the security. The spread assigned to each security is changed from month to month based on changes in the market. Certain market events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation, and government actions among others. The resulting prices are then reviewed by the pricing analysts and members of the Security Operations Department. The Company's pricing analysts take appropriate actions to reduce valuations of securities where such an event occurs that negatively impacts the securities' value. Although the Company believes its estimates reasonably reflect the fair value of those securities, the key assumptions about risk premiums, performance of underlying collateral (if any) and other factors involve significant assumptions and may not reflect those of an active market. To the extent that bonds have longer maturity dates, management's estimate of fair value may involve greater subjectivity since they involve judgment about events well into the future. Every quarter, there is a comprehensive review of all impaired securities and problem loans by Manulife's Credit Committee a group consisting of Manulife's Chief Investment Officer, Chief Financial Officer, Chief Risk Officer and Chief Credit Officer. The valuation of impaired bonds for which there is no quoted price is typically based on the present value of the future cash flows expected to be received. If the company is likely to continue operations, the estimate of future cash flows is typically based on the expected operating cash flows of the company that are available to make payments on the bonds. If the company is likely to liquidate, the estimate of future cash flows is based on an estimate of the liquidation value of its net assets.

      As of December 31, 2004 and December 31, 2003, 53.9% and 48.3% of our below investment grade bonds are in Category 3, the highest quality below investment grade. Category 6 bonds, those in or near default, represent securities that were originally acquired as long-term investments, but subsequently became distressed. The carrying value of bonds in or near default was $227.1 million and $398.4 million as of December 31, 2004 and December 31, 2003, respectively. As of December 31, 2004 and December 31, 2003, $0.5 million and $4.1 million, respectively, of interest on bonds near default were included in accrued investment income. Unless the Company reasonably expects to collect investment income on bonds in or near default, the accrual will be ceased and any accrued income reversed. Management judgment is used and the actual results could be materially different.

      In keeping with the investment philosophy of tightly managing interest rate risk, the Company's MBS & ABS holdings are heavily concentrated in commercial MBS where the underlying loans are largely call protected, which means they are not pre-payable without penalty prior to maturity at the option of the issuer. By investing in MBS and ABS securities with relatively predictable repayments, the Company adds high quality, liquid assets to our portfolios without incurring the risk of cash flow variability. The Company believes the portion of its MBS/ABS portfolio subject to prepayment risk as of December 31, 2004 and December 31, 2003 was limited to approximately 24.0% and 22.3%, respectively ,of our total MBS/ABS portfolio and 4.8% and 3.4%, respectively, of our total fixed maturity securities holdings, at each period end.

      The following exhibits show a distribution of gross unrealized gains and losses in the portfolio. As a result of Manulife's acquisition of the Company, the Company's portfolio was marked to market through purchase accounting on April 28, 2004. At December 31, 2004, the gross unrealized loss position of the portfolio is fairly evenly distributed across the portfolio. The following table shows the composition by our internal industry classification of the fixed maturity securities portfolio and the unrealized gains and losses contained therein.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

         Fixed Maturity Securities -- By Industry Classification/Sector

                                                             Investment Grade as of December 31, 2004
                                       ---------------------------------------------------------------------------------
                                                                     Carrying                  Carrying
                                                                     Value of                  Value of
                                                                    Securities                Securities
                                                                        with                      with
                                                           Net         Gross        Gross        Gross          Gross
                                        Total Carrying  Unrealized  Unrealized   Unrealized   Unrealized     Unrealized
                                             Value      Gain (Loss)    Gains        Gains        Losses        Losses
                                       ---------------------------------------------------------------------------------
                                                                           (in millions)
Corporate securities:
    Banking and finance ..............    $ 6,051.8   $    84.0     $ 4,465.3   $    96.7    $ 1,586.5      $   (12.7)
    Communications ...................      2,673.8        38.2       2,215.0        43.4        458.8           (5.2)
    Government .......................      2,783.5        45.8       2,097.3        47.7        686.2           (1.9)
    Manufacturing ....................      5,797.9       104.1       4,695.2       116.8      1,102.7          (12.7)
    Oil & gas ........................      3,748.3        90.0       3,306.8        93.5        441.5           (3.5)
    Services/trade ...................      2,569.9        25.0       1,971.3        30.1        598.6           (5.1)
    Transportation ...................      2,039.1        27.0       1,734.0        29.5        305.1           (2.5)
    Utilities ........................      7,296.3       149.3       6,234.4       154.6      1,061.9           (5.3)
                                          ---------------------------------------------------------------------------
  Total corporate securities .........     32,960.6       563.4      26,719.3       612.3      6,241.3          (48.9)

Asset-backed and mortgage-
    backed securities ................      9,242.1        72.9       6,251.4       119.0      2,990.7          (46.1)
U.S. Treasury securities and
    obligations of U.S. government
    agencies .........................        342.2         1.2         231.5         1.6        110.7           (0.4)
Debt securities issued by foreign
    governments ......................        168.4        10.4         158.2        10.5         10.2           (0.1)
Obligations of states and political
    subdivisions .....................        287.4        (0.9)         46.0         0.8        241.4           (1.7)
                                          ---------------------------------------------------------------------------
       Total .........................    $43,000.7   $   647.0     $33,406.4   $   744.2    $ 9,594.3      $   (97.2)
                                          ===========================================================================

         Fixed Maturity Securities -- By Industry Classification/Sector

                                                      Below Investment Grade as of December 31, 2004
                                     ---------------------------------------------------------------------------------
                                                                   Carrying                  Carrying
                                                                   Value of                  Value of
                                                                  Securities                Securities
                                                                      with                      with
                                                         Net         Gross        Gross        Gross          Gross
                                      Total Carrying  Unrealized  Unrealized   Unrealized   Unrealized     Unrealized
                                           Value      Gain (Loss)    Gains        Gains        Losses        Losses
                                      --------------------------------------------------------------------------------
                                                                         (in millions)
Corporate securities:
    Banking and finance ............   $   77.0      $   (0.6)     $   18.4     $    0.5    $   58.6       $   (1.1)
    Communications .................      148.9           8.7         101.6          9.1        47.3           (0.4)
    Government .....................       16.1           0.1           6.6          0.1         9.5             --
    Manufacturing ..................    1,189.0          53.6         733.8         57.4       455.2           (3.8)
    Oil & gas ......................      476.5          22.1         434.5         22.7        42.0           (0.6)
    Services/trade .................      222.0           5.9         182.4          6.2        39.6           (0.3)
    Transportation .................      474.6          14.4         370.6         17.8       104.0           (3.4)
    Utilities ......................    1,900.9          65.9       1,516.3         71.3       384.6           (5.4)
                                      --------------------------------------------------------------------------------
  Total corporate securities .......    4,505.0         170.1       3,364.2        185.1     1,140.8          (15.0)

Asset-backed and mortgage-
    backed securities ..............      341.9           8.0         286.4         11.0        55.5           (3.0)
Debt securities issued by foreign
    governments ....................       15.6           0.9          15.6          0.9          --             --
                                      --------------------------------------------------------------------------------
       Total .......................   $4,862.5      $  179.0      $3,666.2     $  197.0    $1,196.3       $  (18.0)
                                       ===============================================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

         Fixed Maturity Securities -- By Industry Classification/Sector

                                                                  Investment Grade as of December 31, 2003
                                          ---------------------------------------------------------------------------------------
                                                                    Carrying Value of             Carrying Value of
                                            Total          Net       Securities with     Gross     Securities with        Gross
                                           Carrying    Unrealized   Gross Unrealized   Unrealized  Gross Unrealized    Unrealized
                                            Value      Gain (Loss)        Gains          Gains          Losses           Losses
                                          ---------------------------------------------------------------------------------------
                                                                                (in millions)
Corporate securities:
    Banking and finance ..............     $ 6,198.6    $   359.1     $ 5,408.5       $   370.3      $   790.1       $   (11.2)
    Communications ...................       2,795.5        230.8       2,390.1           239.8          405.4            (9.0)
    Government .......................       3,151.1        132.7       2,112.2           140.0        1,038.9            (7.3)
    Manufacturing ....................       6,199.1        381.3       5,194.4           411.9        1,004.7           (30.6)
    Oil & gas ........................       3,827.5        342.3       3,660.0           347.9          167.5            (5.6)
    Services / trade .................       2,351.1        170.4       2,222.8           174.3          128.3            (3.9)
    Transportation ...................       2,252.9        104.8       1,713.1           138.9          539.8           (34.1)
    Utilities ........................       6,943.5        503.7       6,182.4           528.2          761.1           (24.5)
                                          ---------------------------------------------------------------------------------------
  Total corporate securities .........      33,719.3      2,225.1      28,883.5         2,351.3        4,835.8          (126.2)

Asset-backed and mortgage-
    backed securities ................       6,956.3        223.0       5,155.1           303.3        1,801.2           (80.3)
U.S. Treasury securities and
    obligations of U.S. government
    agencies .........................         289.3          2.7         111.1             4.1          178.2            (1.4)
Debt securities issued by foreign
    governments ......................         244.9         20.2         147.0            21.4           97.9            (1.2)
Obligations of states and political
    subdivisions .....................         429.0         16.0         337.1            17.2           91.9            (1.2)
                                          ---------------------------------------------------------------------------------------
       Total .........................     $41,638.8    $ 2,487.0     $34,633.8       $ 2,697.3      $ 7,005.0       $  (210.3)
                                          =======================================================================================

                                                            Below Investment Grade as of December 31, 2003
                                     ----------------------------------------------------------------------------------------
                                                               Carrying Value of             Carrying Value of
                                       Total          Net       Securities with     Gross     Securities with        Gross
                                      Carrying    Unrealized   Gross Unrealized   Unrealized  Gross Unrealized    Unrealized
                                       Value      Gain (Loss)        Gains          Gains          Losses           Losses
                                     ----------------------------------------------------------------------------------------
                                                                           (in millions)
Corporate securities:
    Banking and finance ............   $  113.4    $   (3.7)        $   84.3       $    2.6     $   29.1          $   (6.3)
    Communications .................      203.3         8.2            104.9           17.4         98.4              (9.2)
    Government .....................       11.0        (0.4)             1.5            0.2          9.5              (0.6)
    Manufacturing ..................    1,414.6        61.8            992.5           93.0        422.1             (31.2)
    Oil & gas ......................      673.0       (31.7)           413.9           21.4        259.1             (53.1)
    Services/trade .................      431.4        45.7            324.8           51.1        106.6              (5.4)
    Transportation .................      507.3       (14.4)           182.0           29.9        325.3             (44.3)
    Utilities ......................    2,588.2       107.0          1,852.1          153.1        736.1             (46.1)
                                     ----------------------------------------------------------------------------------------
  Total corporate securities .......    5,942.2       172.5          3,956.0          368.7      1,986.2            (196.2)

Asset-backed and mortgage-
    Backed securities ..............      380.4       (61.3)            47.0            2.2        333.4             (63.5)
Debt securities issued by foreign
    governments ....................        9.4         0.3              5.7            0.4          3.7              (0.1)
                                     ----------------------------------------------------------------------------------------
       Total .......................   $6,332.0    $  111.5         $4,008.7       $  371.3     $2,323.3          $ (259.8)
                                     ========================================================================================

      As of December 31, 2004 and December 31, 2003, there were gross unrealized gains of $941.2 million and $3,068.6 million, and gross unrealized losses of $115.2 million and $470.1 million on the fixed maturities portfolio. As of December 31, 2004 gross unrealized losses of $115.2 million included $90.1 million or 78.2% was concentrated in asset-backed/mortgage-backed securities,

                       JOHN HANCOCK LIFE INSURANCE COMPANY

manufacturing, bank & finance and utilities securities. The tables above show gross unrealized losses before amounts that are allocated to the closed block policyholders or participating pension contractholders. Of the $115.2 million of gross unrealized losses in the portfolio at December 31, 2004, $12.3 million was in the closed block and $6.7 million has been allocated to participating pension contractholders, leaving $96.2 million of gross unrealized losses after such allocations. The 2003 gross unrealized losses of $470.1 million included $413.3 million, or 87.9%, of gross unrealized losses concentrated in the utilities, manufacturing, oil and gas, transportation, and asset-backed and mortgage-backed securities. The tables above show gross unrealized losses before amounts that were allocated to the closed block policyholders or participating pension contractholders. Of the $470.1 million of gross unrealized losses in the portfolio at December 31, 2003, $61.8 million was in the closed block and $20.2 million was allocated to participating pension contractholders, leaving $388.1 million of gross unrealized losses after such allocations.

      Unrealized losses can be created by rising interest rates or by rising credit concerns and hence widening credit spreads. Credit concerns are apt to play a larger role in the unrealized loss on below investment grade bonds and hence the gross unrealized loss on the portfolio has been split between investment grade and below investment grade bonds in the above tables. The gross unrealized loss on below investment grade fixed maturity securities declined from $259.8 million at December 31, 2003 to $18.0 million primarily due to the marking to market of the portfolio on April 28, 2004. The gross unrealized loss on December 31, 2004 was largely due to interest rate changes since April 28, 2004 and is fairly evenly distributed through the fixed maturity portfolio.

      Again, the gross unrealized loss on December 31, 2004 is largely due to interest rate changes since April 28, 2004 and is fairly evenly distributed throughout the fixed maturity portfolio. The following table shows the composition by credit quality of the securities with gross unrealized losses in our fixed maturity securities portfolio. The gross unrealized loss on investment grade bonds (those rated in categories 1 and 2 by the SVO) decreased by $103.4 million in the year ending December 31, 2004 to $96.5 million. The gross unrealized loss on below investment grade bonds (those rated in categories 3, 4, 5, and 6 by the SVO) declined over this period, dropping by $243.1 million to a total of $16.1 million as of December 31, 2004.

          Unrealized Losses on Fixed Maturity Securities -- By Quality

                                                                              As of December 31, 2004
                                                        -----------------------------------------------------------------
                                                         Carrying Value of
                                                         Securities with
  SVO             S&P Equivalent                         Gross Unrealized       % of      Gross Unrealized      % of
Rating (1)        Designation (2)                           Losses (3)          Total        Losses (3)         Total
------------------------------------------------        -----------------------------------------------------------------
                                                                                   (in millions)
    1          AAA/AA/A.......................                $ 5,774.2         55.5%         $ (63.8)          56.7%
    2          BBB............................                  3,547.8         34.1            (32.7)          29.0
    3          BB.............................                    720.7          6.9             (9.5)           8.4
    4          B..............................                    302.6          2.9             (4.1)           3.6
    5          CCC and lower..................                     42.2          0.4             (1.2)           1.1
    6          In or near default.............                     23.1          0.2             (1.3)           1.2
                                                        -----------------------------------------------------------------
                     Subtotal.................                $10,410.6        100.0%         $(112.6)         100.0%

               Redeemable preferred stock.....                    380.0                          (2.6)
                                                        -----------------------------------------------------------------
               Total..........................                $10,790.6                       $(115.2)
                                                        =================================================================

1) With respect to securities that are awaiting rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.
2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
3) Includes 20 securities with gross unrealized losses that are awaiting an SVO rating with a carrying value of $213.6 million and unrealized losses of $2.9 million. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date. Unrated securities comprised 2.0% and 2.5% of the total carrying value and total gross unrealized losses of securities in a loss position, including redeemable preferred stock, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

          Unrealized Losses on Fixed Maturity Securities -- By Quality

                                                                     As of December 31, 2003
                                                  -----------------------------------------------------------------
                                                  Carrying Value of
                                                  Securities with
  SVO             S&P Equivalent                  Gross Unrealized      % of        Gross Unrealized      % of
Rating (1)        Designation (2)                    Losses (3)         Total          Losses (3)         Total
-------------------------------------------------------------------------------------------------------------------
                                                                             (in millions)
    1          AAA/AA/A.........................    $4,631.6             50.8%           $ (93.4)          20.3%
    2          BBB..............................     2,168.2             23.8             (106.5)          23.2
    3          BB...............................       664.4              7.3              (74.4)          16.2
    4          B................................     1,068.3             11.7              (90.5)          19.7
    5          CCC and lower....................       441.5              4.8              (83.5)          18.2
    6          In or near default...............       146.7              1.6              (10.8)           2.4
                                                  -----------------------------------------------------------------
                     Subtotal...................     9,120.7            100.0%            (459.1)         100.0%

               Redeemable preferred stock.......       207.6                               (11.0)
                                                  -----------------------------------------------------------------
               Total............................    $9,328.3                             $(470.1)
                                                  =================================================================

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

                Unrealized Losses on Fixed Maturity Securities --
                      By Investment Grade Category and Age

                                                                           As of December 31, 2004
                                           -----------------------------------------------------------------------------------------
                                                       Investment Grade                            Below Investment Grade
                                           --------------------------------------------  -------------------------------------------
                                           Carrying Value of                             Carrying Value of
                                            Securities with                              Securities with
                                           Gross Unrealized   Hedging        Market       Gross Unrealized    Hedging      Market
                                                Losses       Adjustments  Depreciation         Losses      Adjustments  Depreciation
                                           --------------------------------------------  -------------------------------------------
                                                                                  (in millions)
Three months or less .....................   $4,136.3       $    3.5      $  (33.2)        $  351.3      $   (0.8)      $   (1.9)
Greater than three months to six months ..      652.3           (1.5)        (16.6)           126.7          (0.5)          (0.9)
Greater than six months to nine months ...    4,533.5            0.7         (49.4)           610.5          (1.7)         (10.3)
Greater than nine months to twelve
    months ...............................         --             --            --               --            --             --
Greater than twelve months ...............         --             --            --               --            --             --
                                           --------------------------------------------  -------------------------------------------
    Subtotal .............................    9,322.1            2.7         (99.2)         1,088.5          (3.0)         (13.1)
                                           --------------------------------------------  -------------------------------------------

Redeemable preferred stock ...............      272.2             --          (0.7)           107.8            --           (1.9)
                                           --------------------------------------------  -------------------------------------------
    Total ................................   $9,594.3       $    2.7      $  (99.9)        $1,196.3      $   (3.0)      $  (15.0)
                                            ===========================================  ===========================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                Unrealized Losses on Fixed Maturity Securities --
                      By Investment Grade Category and Age

                                                                         As of December 31, 2003
                                         ------------------------------------------------------------------------------------------
                                                  Investment Grade                            Below Investment Grade
                                         --------------------------------------------  --------------------------------------------
                                         Carrying Value of                             Carrying Value of
                                          Securities with                              Securities with
                                         Gross Unrealized   Hedging        Market       Gross Unrealized    Hedging       Market
                                              Losses       Adjustments  Depreciation         Losses       Adjustments  Depreciation
                                         --------------------------------------------  --------------------------------------------
                                                                               (in millions)
Three months or less ..................       $1,793.1    $  (12.2)    $  (15.6)          $  247.8        $   (3.8)      $   (7.5)
Greater than three months to six
     months ...........................        1,385.2        (5.6)       (27.0)             122.9            (1.8)          (1.1)
 Greater than six months to nine
     months ...........................          925.2        (1.0)       (32.6)             122.1            (2.5)         (10.8)
Greater than nine months to twelve
     months ...........................          207.4       (14.0)        (7.7)             191.6            (1.2)          (2.8)
Greater than twelve months ............        2,488.9       (43.7)       (40.5)           1,636.5           (60.1)        (167.6)
                                         --------------------------------------------  --------------------------------------------
     Total ............................        6,799.8       (76.5)      (123.4)           2,320.9           (69.4)        (189.8)
                                         --------------------------------------------  --------------------------------------------

Redeemable preferred stock ............          205.2          --        (10.4)               2.4              --           (0.6)
                                         --------------------------------------------  --------------------------------------------
     Total ............................       $7,005.0    $  (76.5)    $ (133.8)          $2,323.3        $  (69.4)      $ (190.4)
                                         ============================================  ============================================

      The tables above shows the Company's investment grade and below investment grade securities that were in a loss position at December 31, 2004 and December 31, 2003 by the amount of time the security has been in a loss position. Gross unrealized losses from hedging adjustments represent the amount of the unrealized loss that results from the security being designated as a hedged item in a fair value hedge. When a security is so designated, its cost basis is adjusted in response to movements in interest rates. These adjustments, which are non-cash and reverse with the passage of time as the asset and derivative mature, impact the amount of unrealized loss on a security. The remaining portion of the gross unrealized loss represents the impact of interest rates on the non-hedged portion of the portfolio and unrealized losses due to creditworthiness on the total fixed maturity portfolio.

      As of December 31, 2004 and December 31, 2003, respectively, the fixed maturity securities had a total gross unrealized loss of $114.9 million and $324.2 million, excluding basis adjustments related to hedging relationships. As of December 31, 2004 the aging of securities reflects the mark to market on April 28, 2004, thus the entire gross unrealized loss is less than nine months at December 31, 2004. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in credit spreads since the securities were acquired. Credit rating agencies statistics indicate that investment grade securities have been found to be less likely to develop credit concerns.

      The scheduled maturity dates for securities in an unrealized loss position at December 31, 2004 and December 31, 2003 is shown below.

         Unrealized Losses on Fixed Maturity Securities -- By Maturity

                                                    December 31, 2004                 December 31, 2003
                                             -------------------------------  --------------------------------
                                             Carrying Value of                 Carrying Value of
                                              Securities with     Gross         Securities with       Gross
                                             Gross Unrealized  Unrealized      Gross Unrealized    Unrealized
                                                   Loss           Loss               Loss             Loss
                                             -------------------------------  --------------------------------
                                                                       (in millions)

Due in one year or less ..................     $ 1,178.5       $    (4.8)        $   385.1       $   (11.5)
Due after one year through five years ....       3,704.4           (25.0)          1,487.0           (74.5)
Due after five years through ten years ...       1,418.5           (17.0)          1,916.7          (101.8)
Due after ten years ......................       1,443.0           (19.3)          3,404.9          (138.5)
                                             -------------------------------  --------------------------------
                                                 7,744.4           (66.1)          7,193.7          (326.3)

Asset-backed and mortgage-backed
   Securities ............................       3,046.2           (49.1)          2,134.6          (143.8)
                                             -------------------------------  --------------------------------

Total ....................................     $10,790.6       $  (115.2)        $ 9,328.3       $  (470.1)
                                             ===============================  ================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      Mortgage Loans. As of December 31, 2004 and December 31, 2003, the Company held mortgage loans with a carrying value of $11.8 billion and $10.9 billion, including $2.9 billion and $3.0 billion, respectively, of agricultural loans at each period end and $8.9 billion and $7.9 billion, respectively, of commercial loans. Impaired loans comprised 1.4% and 1.1% of the mortgage portfolio as of December 31, 2004 and December 31, 2003, respectively. The Company's average historical impaired loan percentage during the period from 1999 through 2004 is 1.0%.

      The following table shows the Company's agricultural mortgage loan portfolio by its three major sectors: agri-business, timber and production agriculture.

                                       As of December 31, 2004                    As of December 31, 2003
                                ----------------------------------------  -----------------------------------------
                                Amortized     Carrying     % of Total       Amortized    Carrying     % of Total
                                   Cost         Value    Carrying Value        Cost        Value    Carrying Value
                                ----------------------------------------  -----------------------------------------
                                                                   (in millions)
Agri-business .............     $1,821.9     $1,793.8       61.5%           $1,861.0     $1,860.6         61.5%
Timber ....................      1,110.4      1,110.4       38.1             1,172.4      1,144.2         37.9
Production agriculture ....         13.5         13.5        0.4                18.9         18.9          0.6
                               -----------------------------------------  -----------------------------------------
    Total .................     $2,945.8     $2,917.7      100.0%           $3,052.3     $3,023.7        100.0%
                               =========================================  =========================================

      The following table shows the distribution of our mortgage loan portfolio by property type as of the dates indicated. Our commercial mortgage loan portfolio consists primarily of non-recourse fixed-rate mortgages on fully, or nearly fully, leased commercial properties.

                        Mortgage Loans - By Property Type

                                          As of December 31, 2004        As of December 31, 2003
                                      ---------------------------------------------------------------
                                          Carrying         % of          Carrying         % of
                                           Value           Total          Value           Total
                                      ---------------------------------------------------------------
                                                              (in millions)
Apartment..........................       $ 1,645.0         13.9%        $  1,452.9         13.4%
Office Buildings...................         2,396.8         20.3            2,448.4         22.5
Retail.............................         2,677.7         22.8            2,083.6         19.2
Agricultural.......................         2,917.7         24.7            3,023.7         27.8
Industrial.........................         1,004.5          8.5              938.4          8.6
Hotels.............................           437.6          3.7              435.9          4.0
Multi-Family.......................             0.7           --                0.9           --
Mixed Use..........................           433.0          3.7              284.3          2.6
Other..............................           279.6          2.4              203.0          1.9
                                      ---------------------------------------------------------------
     Total.........................       $11,792.6        100.0%        $ 10,871.1        100.0%
                                      ===============================================================

      The following table shows the distribution of our mortgage loan portfolio by geographical region, as defined by the American Council of Life Insurers
(ACLI).

                        Mortgage Loans -- By ACLI Region

                           ---------------------------------------------------------------------------
                                     As of December 31, 2004              As of December 31, 2003
                           ---------------------------------------------------------------------------
                              Number      Carrying          % of          Carrying         % of
                             Of Loans       Value          Total           Value           Total
                           ---------------------------------------------------------------------------
                                                       (in millions)
East North Central.......       142      $ 1,229.0           10.4%       $ 1,117.8           10.3%
East South Central.......        40          473.1            4.0            411.9            3.8
Middle Atlantic..........       119        1,690.1           14.4          1,449.5           13.3
Mountain.................        96          746.4            6.3            507.6            4.7
New England..............        94          932.0            7.9            869.1            8.0
Pacific..................       273        2,529.7           21.5          2,371.2           21.8
South Atlantic...........       208        2,535.9           21.5          2,375.6           21.8
West North Central.......        68          408.4            3.5            434.5            4.0
West South Central.......       118          972.2            8.2          1,022.2            9.4
Canada/Other.............        11          275.8            2.3            311.7            2.9
                           ---------------------------------------------------------------------------
     Total...............     1,169      $11,792.6          100.0%       $10,871.1          100.0%
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

                            Mortgage Loan Comparisons

                                             As of December 31,                            As of December 31,
                                                    2004                                          2003
                                      ------------------------------------  ------------------------------------
                                       Carrying          % of Total           Carrying            % of Total
                                         Value       Mortgage Loans (1)         Value         Mortgage Loans (1)
                                      ------------------------------------  ------------------------------------
                                                                     (in millions)
Delinquent, not in foreclosure.....        $  0.5            --                 $ 0.2              --
Delinquent, in foreclosure.........           1.4            --                  92.7             0.8%
Restructured.......................         107.3           0.9%                 87.8             0.8
Loans foreclosed during period.....          58.5           0.5                  23.9             0.2
Other loans with valuation
    allowance......................          25.8           0.2                   5.5             0.1
                                      --------------------------------------------------------------------------

   Total...........................        $193.5           1.6%               $210.1             1.9%
                                      --------------------------------------------------------------------------

Valuation allowance................        $ 45.3                              $ 65.9
                                      ==========================================================================

1) As of December 31, 2004 and December 31, 2003 the Company held mortgage loans with a carrying value of $11.8 billion and $10.9 billion, respectively.

      The valuation allowance is maintained at a level that is adequate enough to absorb estimated probable credit losses. Management's periodic evaluation of the adequacy of the allowance for losses is based on past experience, known and inherent risks, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of the underlying security, the general composition of the portfolio, current economic conditions and other factors. This evaluation is inherently subjective and is susceptible to significant changes and no assurance can be given that the allowances taken will in fact be adequate to cover all losses or that additional valuation allowances or asset write-downs will not be required in the future. The valuation allowance for the mortgage loan portfolio was $45.3 million, or 0.4% of the carrying value of the portfolio as of December 31, 2004.

      Investment Results

Net Investment Income. The following table summarizes the Company's investment results for the periods indicated:

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                                                                 For the Years Ended
                                                                                    December 31,
                                                      --------------------------------------------------------------------------
                                                                2004                    2003                    2002
                                                        Yield       Amount      Yield       Amount       Yield       Amount
                                                      --------------------------------------------------------------------------
                                                                (in millions)           (in millions)            (in millions)
General account assets-excluding policy loans
   Gross income..................................       5.33%    $ 3,454.8      6.26%   $  3,864.5      6.70%    $  3,685.9
   Ending invested assets (1)-excluding
      policy loans...............................                 64,700.5                64,870.0                 58,548.9
Policy loans
   Gross income..................................       5.79%        116.7      6.10%        123.0      6.10%         120.1
   Ending assets.................................                  2,012.0                 2,019.2                  2,014.2
   Total gross income............................       5.35%      3,571.5      6.26%      3,987.5      6.68%       3,806.0
   Less: investment expenses.....................                   (154.7)                 (188.1)                  (225.0)
                                                                 ---------              ----------               ----------
     Net investment income.......................       5.11%    $ 3,416.8      5.96%   $  3,799.4      6.29%    $  3,581.0
                                                                 =========              ==========               ==========

1) Cash and cash equivalents are included in invested assets in the table above for the purposes of calculating yields on income producing assets for the Company.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

      Net investment income decreased $382.6 million from the prior year. Overall, the 2004 yield, net of investment expenses, on the general account portfolio decreased to 5.11% from 5.96% for prior year. Yield for the period subsequent to the merger with Manulife, April 29, 2004 through December 31, 2004 was 4.79%. In summary, the change in yields was driven by the following factors:

      o On April 28, 2004, as a result of Manulife's acquisition of John Hancock, assets were marked to market in accordance with purchase accounting rules. The impact of the asset adjustment and related amortization was a reduction in yield of approximately 73 basis points for the year ended 2004 compared to 2003.

      o As of December 31, 2004, the Company's asset portfolio had approximately $12 billion of floating-rate exposure (primarily LIBOR). This compares to a $13 billion level of exposure as of December 31, 2003. This exposure was created mostly through interest rate swaps designed to match our floating-rate liability portfolio. As of December 31, 2004, approximately 86% of this exposure, excluding cash and short-term investments, was directly offset by exposure to floating-rate liabilities. Most of the remaining 14% of exposure is in floating rate assets acquired for their relative value and is accounted for in the portfolio's interest rate risk management plan. The impact was approximately a reduction of 46 basis points for 2004 compared to 54 basis points for 2003.

      o Certain of our tax-preferenced investments (affordable housing limited partnerships and lease residual management) dilute the Company's net portfolio yield on a pre-tax basis. For the year ended December 31, 2004, this dilutive effect was 9 basis points, compared to 9 basis points in the comparable prior year. However, adjusting for taxes, these investments increased the Company's net income by $2.0 million in 2004 compared to 2003.

      o Investment expenses were reduced $33.4 million in the year ended December 31, 2004 compared to the prior year. Included are reductions in state income tax, home office real estate expenses, and miscellaneous expenses.

      o The inflow of new cash for the twelve month period ending December 31, 2004 was invested at rates that were below the portfolio rate. In addition, maturing assets were rolling over into new investments at rates below the portfolio rate. In the year ended December 31, 2004, weighted-average invested assets grew $3,074.7 million, or 4.82%, from the prior year.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

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

      o Certain of our tax-preferenced investments (lease residual management and affordable housing limited partnerships) dilute the Company's net portfolio yield on a pre-tax basis. In 2003, this dilutive effect was 9 basis points, compared to 10 basis points in 2002. However, adjusting for taxes, these investments increased the Company's net income by $7.6 million in 2003 relative to 2002.

      o The inflow of new cash for the twelve-month period ending December 31, 2003 was invested at rates that were below the portfolio rate. In addition, maturing assets were rolling over into new investments at rates less favorable than those available in 2002. These two factors account for the majority of the remaining decline in portfolio rates.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

       Net Realized Investment and Other Gain/(Loss). The following table shows the Company's net realized investment and other gains (losses) by asset class for the periods presented:

For the year ended December 31, 2004                   Gross Gain    Gross Loss      Hedging    Net Realized Investment
                                           Impairment  on Disposal  on Disposal    Adjustments   and Other Gain/(Loss)
                                          ----------------------------------------------------------------------------
                                                                         (in millions)
Fixed maturity securities...............     $ (178.8)    $ 297.2      $ (64.6)      $ (73.2)             $ (19.4)
Equity securities.......................         (6.2)      110.4         (6.5)           --                 97.7
Mortgage loans on real estate...........        (65.7)       30.2        (10.5)        (17.7)               (63.7)
Real estate.............................           --        83.1         (2.5)           --                 80.6
Other invested assets...................        (78.1)       50.3        (13.0)           --                (40.8)
Derivatives.............................           --          --           --          61.9                 61.9
                                          ----------------------------------------------------------------------------
               Subtotal.................     $ (328.8)    $ 571.2      $ (97.1)      $ (29.0)             $ 116.3
                                          ============================================================================

          Amortization adjustment for deferred policy acquisition costs......................                23.7
          Amounts credited to participating pension contractholders..........................               (43.1)
          Amounts credited to the policyholder dividend obligation...........................               (25.9)
                                                                                                ----------------------
               Total.........................................................................             $  71.0
                                                                                                ======================

(1) Fixed maturities gain on disposals includes $42.5 million of gains from previously impaired securities.
(2) Fixed maturities loss on disposals includes $7.0 million of credit related losses.

For the year ended December 31, 2003                   Gross Gain    Gross Loss      Hedging    Net Realized Investment
                                           Impairment  on Disposal  on Disposal    Adjustments   and Other Gain/(Loss)
                                          ----------------------------------------------------------------------------
                                                                         (in millions)
Fixed maturity securities...............     $ (515.1)    $ 464.5     $  (95.3)     $ (246.9)            $ (392.8)
Equity securities.......................        (27.8)      101.1         (3.4)           --                 69.9
Mortgage loans on real estate...........           --        75.8        (40.9)        (63.7)               (28.8)
Real estate.............................           --       289.7        (16.8)           --                272.9
Other invested assets...................        (29.8)       25.2        (30.6)           --                (35.2)
Derivatives.............................           --          --           --         116.4                116.4
                                          ----------------------------------------------------------------------------
               Subtotal.................     $ (572.7)    $ 956.3     $ (187.0)     $ (194.2)            $    2.4
                                          ============================================================================

          Amortization adjustment for deferred policy acquisition costs......................                (6.1)
          Amounts credited to participating pension contractholders..........................                 3.4
          Amounts credited to the policyholder dividend obligation...........................                58.5
                                                                                                ----------------------
               Total.........................................................................            $   58.2
                                                                                                ======================

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

      For the year ended December 31, 2004 the Company realized a gain for net realized investment and other gains and losses of $71.0 million compared to a gain of $58.2 million for the year ended December 31, 2003. For the year ended December 31, 2004 gross losses on impairments and on disposal of investments - including bonds, equities, real estate, mortgages and other invested assets was $425.9 million, excluding hedging adjustments, compared to $759.7 million in prior year. The Company recorded total impairments for the period from April 29, 2004 though December 31, 2004 of $210.3 million and $118.5 million for the period from January 1, 2004 through April 28, 2004, compared to $572.7 million for the prior year.

      For the year ended December 31, 2004, realized gains on disposal of fixed maturities, excluding hedging adjustments, were $297.2 million. These gains resulted from managing the portfolios for tax optimization and ongoing portfolio

                       JOHN HANCOCK LIFE INSURANCE COMPANY

positioning, as well as $104.8 million of prepayments. There were $42.5 million of recoveries on sales of previously impaired securities for the year ended December 31, 2004.

      For the year ended December 31, 2004, the Company realized losses on the disposal of fixed maturities, excluding hedging adjustments, of $64.6 million. The Company generally intends to hold securities in unrealized loss positions until they mature or recover. However, fixed maturities are sold under certain circumstances such as when new information causes a change in the assessment of whether a bond will recover or perform according to its contractual terms, in response to external events (such as a merger or a downgrade) that result in investment guideline violations (such as single issuer or overall portfolio credit quality limits), in response to extreme catastrophic events (such as September 11, 2001) that result in industry or market wide disruption, or to take advantage of tender offers. Sales generate both gains and losses.

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

      At the end of each quarter, our Investment Review Committee reviews all securities where market value is less than ninety percent of amortized cost for three months or more to determine whether impairments need to be taken. This committee includes the head of workouts, the head of each industry team, the head of portfolio management, and the Chief Credit Officer of Manulife. The analysis focuses on each company's or project's ability to service its debts in a timely fashion and the length of time the security has been trading below cost. The results of this analysis are reviewed by the Credit Committee at Manulife. This committee includes Manulife's Chief Financial Officer, Chief Investment Officer, Chief Risk Officer, and Chief Credit Officer. This quarterly process includes a fresh assessment of the credit quality of each investment in the entire fixed maturities portfolio.

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

Realized Gains, Losses and Impairments on Disposals - Year Ended
December 31, 2004

      Of the $64.6 million of realized losses on sales of fixed maturity securities for the year ended December 31, 2004, there was a total of $7.0 million in credit losses. Most of the sales were related to general portfolio management, largely due to redeploying high quality, liquid public bonds into more permanent investments and the losses resulted from increasing interest rates during the period.

      The Company recorded $178.8 million of other than temporary impairments of fixed maturity securities for the year ended December 31, 2004. These impairments relate primarily to: securities in the airline industry ($62.8 million), a manufacturer of parcel delivery vans ($28.0 million), private placement securities related to secured lease obligations of a regional retail food chain ($22.0 million), a holding in a privately held pharmaceutical company ($21.3 million), and one of the world's largest dairy companies ($17.5 million).

      The Company recorded losses due to other than temporary impairments of CDO and CBO equity and other invested assets of $78.1 million for year ended December 31, 2004. These impairments primarily relate to lease investments in the U.S. airline industry ($29.2 million) and an investment in a royalty stream ($25.5 million). There were also $12.7 million in impairments on CBO and CDO equity for the period. Equity in these CBOs and CDOs take the first loss risk in a pool of high yield debt. We have a total remaining carrying value of $34.9 million and $60.0 million of CBO and CDO equity as of December 31, 2004 and December 31, 2003, which is currently supported by expected cash flows.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      The Company also recognized losses on other than temporary impairments of common stock of $6.2 million for the year ended December 31, 2004 as the result of market values falling below cost for more than six months.

      The Company recorded a net loss of $63.7 million on mortgage loans for the year ended December 31, 2004 (of which $17.7 million was losses on hedging adjustments). Included in this loss is $65.7 million in impairments. These impairments primarily relate to mortgages on a company that operates flour milling facilities ($20.2 million), a refrigeration warehouse company ($21.5 million), and a commercial office property ($10.0 million).

      There were also gains of $110.4 million on the sale of equity securities as part of our overall investment strategy of using equity gains to offset credit losses in the long term, gains of $50.3 million from the sale of other invested assets, and gains of $83.1 million resulting from the sale of real estate for the year ended December 31, 2004. Net derivative activity resulted in a gain of $61.9 million for the year ended December 31, 2004 resulting from a slightly larger impact from interest rate changes on the Company's fair value of hedged items in comparison to the changes in fair value of its derivatives hedging those items and the change in the fair value of derivatives that do not qualify for hedge accounting.

Realized Gains, Losses and Impairments on Disposals - Year Ended
December 31, 2003

      Of the $95.3 million of realized losses on sales of fixed maturity securities for the year ended December 31, 2003, there was a total of $28.8 million in credit losses. The significant credit losses for 2003 were $16.7 million of losses related to the sale of public bonds of a major health care service provider and $4.9 million related to the sale of public bonds of a power provider. All other sales were related to general portfolio management, including the sale of a number of below investment grade bonds to maintain the Company's exposure below 10% of invested assets on a statutory basis.

     The Company recorded $539.2 million of other than temporary impairments of fixed maturity securities for the year ended December 31, 2003 (including impairment losses of $515.1 million and $24.1 million of previously recognized gains where the bond was part of a hedging relationship). These impairments relate primarily to: securities in the dairy industry ($150.9 million), securities in the airline industry ($73.5 million), and securities in the power and energy industry ($69.3 million).

     The Company recorded losses due to other than temporary impairments of CBO and CDO equity and other invested assets of $29.8 million for year ended December 31, 2003. These impairments primarily related to an investment in a royalty stream ($11.5 million), a fund investment ($3.8 million) and a power holding company ($3.1 million). There were also $4.6 million in impairments on CBO and CDO equity for the period. Equity in these CBOs and CDOs take the first loss risk in a pool of high yield debt. These impairments are recognized using the guidance of EITF 99-20. At December 31, 2003 the Company had a total remaining carrying value of $60.0 million of CBO and CDO equity, which was supported by expected cash flows.

      The Company also recognized losses on other than temporary impairments of common stock of $27.8 million for the year ended December 31, 2003 as the result of market values falling below cost for more than six months.

      The Company recorded a net loss of $28.8 million on mortgage loans for the year ended December 31, 2003 (of which $63.7 million were losses on hedging adjustments). Included were losses of $29.7 million associated with agricultural mortgages.

      There were also gains of $101.1 million on the sale of equity securities as part of our overall investment strategy of using equity gains to offset credit losses in the long term, gains of $25.2 million from the sale of other invested assets, and gains of $289.7 million resulting from the sale of real estate for the year ended December 31, 2003. Net derivative activity resulted in a gain of $116.4 million for the year ended December 31, 2003 resulting from a slightly larger impact from interest rate changes on the Company's fair value of hedged items in comparison to the changes in fair value of its derivatives hedging those items and the change in the fair value of derivatives that do not qualify for hedge accounting.

Liquidity and Capital Resources

      Liquidity describes the ability of a company to generate sufficient cash flows to meet the immediate capital needs to facilitate business operations. The assets of the Company consist of a diversified investment portfolio and investments in operating subsidiaries. The Company's cash flow consists primarily of premiums, deposits, investment income, results of its operating subsidiaries and proceeds from the Company's debt offerings (See Note 9 - Debt and Line of Credit in the notes to the Company's Consolidated Financial Statements) offset by benefits paid to contractholders, operating expenses, policyholder dividends to its participating policyholders and shareholder dividends to it parent company. All of the outstanding common stock of John Hancock Life Insurance Company is owned by its Parent, an insurance holding company, John Hancock Financial Services, Inc.

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

      In 2003, the Commissioner of Insurance for the Commonwealth of Massachusetts (the Commissioner) approved dividends to JHFS in the amount of $214.5 million. The Company paid $100.0 million in cash in 2003, transferred property worth $14.5 million in 2003, and paid the final $100.0 million in cash in 2004. During 2004,the Commissioner approved and the Company paid $200.0 million in dividends to JHFS. None of these dividends were classified as extraordinary by state regulators. Subsequent to year end the Company issued 32,000 shares of common stock to JHFS for consideration of $320.0 million. The Company then paid a $320.0 million dividend to JHFS. The transaction was approved by the Commissioner. The transaction was exempt from registration under
Section 4(2) of the Securities Act of 1922.

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

      The Company's relative liquidity is reflected in its credit ratings assigned by the major credit rating agencies. At December 31, 2004, The Company's financial strength / claims paying abilities were all rated AA+ by Standard & Poor's Rating Services, a division of the McGraw-Hill Companies, Inc. (S&P), Aa3 by Moody's Investors Service (Moody's), A++ by A.M. Best Company and AA by Fitch Ratings (Fitch). The Company's senior unsecured debt rating was AA+ from S&P and A1 from Moody's.

      The liquidity of our insurance operations is also related to the overall quality of our investments. As of December 31, 2004, $42,235.2 million, or 90.0% of the fixed maturity securities held by us and rated by Standard & Poor's Ratings Services, (S&P) or the National Association of Insurance Commissioners were rated investment grade (BBB- or higher by S&P, Baa3 or higher for Moody's, or 1 or 2 by the National Association of Insurance Commissioners). The remaining $4,725.6 million, or 10.0% of fixed maturity investments were rated non-investment grade. For additional discussion of our investment portfolio see the General Account Investments section of this Management's Discussion and Analysis of Financial Condition and Results of Segment Operations.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      Insurance Company Customer Accounts

      A primary liquidity concern with respect to life insurance and annuity products is the risk of early policyholder and contractholder withdrawal. The following table summarizes our annuity policy reserves and deposit fund liabilities for the contractholder's ability to withdraw funds for the indicated periods:

                                                                                          As of December 31,
                                                                           -------------------------------------------------
                                                                                     2004                    2003
                                                                           -------------------------------------------------
                                                                              Amount          %         Amount        %
                                                                           -------------------------------------------------
                                                                           (in millions)           (in millions)
Not subject to discretionary withdrawal provisions.....................      $ 25,962.5      54.6%     $28,263.1     56.1%
Subject to discretionary withdrawal adjustment:
     With market value adjustment......................................         1,156.0       2.4        1,226.2      2.4
     At contract value.................................................         3,005.1       6.3        2,920.2      5.8
     At fair value/market value........................................        10,215.2      21.4       11,195.0     22.2
Subject to discretionary withdrawal at contract value
     less surrender charge.............................................         7,307.1      15.3        6,809.4     13.5
                                                                           -------------------------------------------------
Total annuity reserves and deposit funds liability.....................      $ 47,645.9     100.0%     $50,413.9    100.0%
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

      Individual life insurance policies (other than term life insurance policies) increase in cash value over their lives. Policyholders have the right to borrow from us an amount generally up to the cash value of their policy at any time. As of December 31, 2004, we had approximately $22.9 billion in cash values in which policyholders have rights to policy loans. The majority of cash values eligible for policy loans are at variable interest rates which are reset annually on the policy anniversary. Moreover, a portion of our fixed interest rate policy loans have features that provide for reduced crediting rates on the portion of cash values loaned. The amount of policy loans has remained consistent over the past three years at approximately $2.0 billion; $1.5 billion of which are in the closed block at December 31, 2004.

      The risk-based capital standards for life insurance companies, as prescribed by the National Association of Insurance Commissioners, establish a risk-based capital ratio comparing adjusted surplus to required surplus for each of our United States domiciled insurance subsidiaries. If the risk-based capital ratio falls outside of acceptable ranges, regulatory action may be taken ranging from increased information requirements to mandatory control by the domiciliary insurance department. The risk-based capital ratios of all our insurance subsidiaries as of December 31, 2004, were above the ranges that would require regulatory action.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      Analysis of Consolidated Statement of Cash Flows

      To assist in the comparability of our cash flows, the following discussion combines the predecessor period (January 1 through April 28, 2004) with the successor period (April 29 through December 31, 2004) to present combined cash flows for the year ended December 31, 2004.

      Net cash provided by operating activities was $2,333.0 million, $2,842.4 million and $2,466.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. Cash flows from operating activities are affected by the timing of premiums received, fees received and investment income. The $509.4 million decrease in 2004 as compared to 2003 is largely attributable to a $538.3 million decrease in income tax paid, a $93.7 million decrease in change to other assets net of other liabilities, offset by an increase in policy benefits and dividend payment of $1,118.8 million and an increase in operating expense payment of $74.0 million. The $375.8 million increase in 2003 as compared to 2002 is largely attributable to a $353.9 million increase in investment income received, a $339.9 million decrease in policyholder benefits, and a $109.0 million decrease in other assets net of other liabilities, partially offset by a $179.0 million increase in operating expenses and a $341.1 million increase in income taxes paid.

      Net cash used in investing activities was $1,363.0 million, $2,968.6 million and $6,212.6 million for the years ended December 31, 2004, 2003, and 2002, respectively. Changes in the cash provided by investing activities primarily relate to the management of the Company's investment portfolios and the investment of excess capital generated by operating and financing activities. The $1,605.6 million decrease in cash used in 2004 as compared to 2003 resulted primarily from a $2,194.0 million decrease in net acquisitions of fixed maturities, partially offsetting by a $887.6 million decrease in the cash inflow from the sale of Home Office properties. The $3,244.0 million decrease in cash used in 2003 as compared to 2002 resulted primarily from a $887.6 million cash inflow from the sale of Home Office properties in the first quarter of 2003 and a $2,335.6 million decrease in net acquisitions of fixed maturities.

      Net cash (used in) or provided by financing activities was $(2,523.6) million, $1,856.1 million and $3,617.7 million, for the years ended December 31, 2004, 2003 and 2002, respectively. Changes in cash provided by financing activities primarily relate to excess deposits or withdrawals under investment type contracts, the issuance of debt and borrowings or re-payments of the Company's debt. The $4,379.7 million decrease in net cash provided by financing activities for 2004 as compared to 2003 was driven by a decrease in deposits and an increase in cash payments made on withdrawals of universal life insurance and investment-type contracts totaling $3,704.3 million, a decrease in funds from the issuance of consumer notes of $480.5 million. The $1,761.6 million decrease in net cash provided by financing activities for 2003 as compared to 2002 was driven by a decrease in deposits and an increase in cash payments made on withdrawals of universal life insurance and investment-type contracts totaling $2,783.0 million, somewhat offset by a $970.0 million increase in funds from the issuance of consumer notes, a program initiated in the second half of 2002.

      The Company's ability to generate customer deposits in excess of withdrawals on universal life insurance and investment-type contracts is critical to our long-term growth. Withdrawals exceeded deposits by $2,993.3 million for the year ended December 31, 2004, and deposits exceeded withdrawals by $711.0 million and $3,494.0 million for the years ended December 31, 2003 and 2002, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Lines of Credit, Debt and Guarantees

      At December 31, 2004 the Company had two separate committed lines of credit: one of $500 million, through a syndication of banks including Fleet National Bank, JPMorgan Chase, Credit Suisse First Boston, The Bank of New York, Barclays, The Bank of Nova Scotia, Wachovia, Royal Bank of Canada, State Street Bank, Bank of America, Bank One, BNP Paribas, Deutsche Bank, PNC Bank, Sovereign Bank, Westdeutsche Landesbank, Comerica Bank and Northern Trust (the "external line of credit"); the second of $1.0 billion with the Company's parent, Manulife (the "Manulife line of credit"). The external line of credit agreement provides for a multi-year facility for $500 million (renewable in 2005). The external line of credit is available for general corporate purposes. The external line of credit agreement has no material adverse change clause, and includes, among others, the following covenants: minimum requirements for JHFS shareholder's equity, maximum limit on the capitalization ratio and a negative pledge clause (with exceptions) as well as limitations on subsidiary debt, none of which were triggered as of December 31, 2004. The external line of credit also contains cross-acceleration provisions, none of which were triggered as of December 31, 2004. The fee structure of the external line of credit is determined by the rating levels of JHFS or the Life Company. To date, the Company has not borrowed any amounts under the external lines of credit as of December 31, 2004.

      The Manulife line of credit agreement provides for a 364-day credit facility for $1.0 billion. Manulife will commit, when requested, to loan funds at prevailing interest rates as determined in accordance with the line of credit agreement. Under the terms of the agreement, the Company is required to maintain certain minimum levels of net worth and comply with certain other covenants, which were met at December 31, 2004. To date, we have not borrowed any amounts under the external or Manulife lines of credit as of December 31, 2004.

      As of December 31, 2004, we had $715.3 million of principal and interest amounts of debt outstanding consisting of $516.7 million of surplus notes, $32.5 million of other notes payable, $144.0 million non-recourse debt for Signature Fruit and an Australian farm management subsidiary, and $22.1 million SFAS No. 133 fair value adjustment to interest rate swaps held for the surplus notes.

      In addition, the Company has outstanding $2,379.1 million of consumer notes which are redeemable upon the death of the holder, subject to an annual overall program redemption limitation of 1% of the aggregate securities outstanding, or an individual redemption limitation of $ 200,000 of aggregate principal, and mature at a various dates in the future. Covenants in this program include, among others, limitations on liens.

      The Company guarantees certain mortgage securitizations transactions JHFS entered into with FNMA and FHLMC. In the course of business the Company enters into guarantees which vary in nature and purpose and which are accounted for and disclosed under accounting principles generally accepted in the U.S. specific to the insurance industry. The Company has no material guarantees outstanding outside the scope of insurance accounting at December 31, 2004.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

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

      These relationships also include credit and collateral support agreements with FNMA and FHMLC, through which the Company securitized some of its mortgage investments, which provided a potential source of liquidity to the Company. These agreements are described in detail in Note 14 - Commitments, Guarantees and Contingencies to the Company's Consolidated Financial Statements.

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

Contractual Obligations

      The following table summarizes the Company's information about contractual obligations by due date as of December 31, 2004. Contractual obligations of the Company are those obligations fixed by agreement as to dollar amount and date of payment. These obligations are inputs into the Company's asset liability management system described elsewhere in this document.

                 Contractual Obligations as of December 31, 2004

                                                                       Less than
 Payments due under contractual obligations by period      Total        1 year     2-3 years     4-5 years   After 5 years
---------------------------------------------------------------------------------------------------------------------------
                                                                                 (in millions)
Debt .............................................       $ 1,720.6     $   414.5     $    27.2    $   502.4      $   776.5
Consumer notes ...................................         2,368.7          22.1         224.5        144.6        1,977.5
GIC's ............................................         4,123.5       1,002.1       1,260.9        851.1        1,009.4
Funding agreements ...............................        11,276.1       2,547.0       3,746.1      3,242.2        1,740.8
Institutional structured settlements .............         2,636.7          29.1          56.6         65.7        2,485.3
Annuity certain contracts ........................         1,151.9         134.7         383.3        189.3          444.6
Investment commitments ...........................         1,551.7       1,551.7            --           --             --
Capital lease obligations ........................           201.3          14.1          28.2         28.3          130.7
Operating lease obligations ......................           490.0          63.4         127.6         95.7          203.3
Other long-term obligations ......................           177.6          42.5          79.5         55.6             --
Guarantees .......................................            16.4          16.4            --           --             --
                                                         -----------------------------------------------------------------
      Total payments due under contractual
         obligations--by period ..................       $25,714.5     $ 5,837.6     $ 5,933.9    $ 5,174.9      $ 8,768.1
                                                         =================================================================

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

      As of December 31, 2004 and 2003, 90.0% and 87.1% of the fixed maturity securities held by the Company and rated by S&P or NAIC were investment grade securities while 10.0% and 12.9% were below-investment-grade securities, respectively. These percentages are consistent with recent experience and indicative of the Company's long-standing investment philosophy of pursuing moderate amounts of credit risk in return for higher expected returns. We believe that credit risk can be successfully managed given our proprietary credit evaluation models and experienced personnel.

Interest Rate Risk

      The Company maintains a tightly controlled approach to managing its potential interest rate risk. Interest rate risk arises from many of our primary activities, as we invest substantial funds in interest-sensitive assets to support the issuance of our various interest-sensitive liabilities, primarily within our Protection, Wealth Management and Guaranteed and Structured Financial Products Segments.

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

      We project asset and liability cash flows on guaranteed rate products and then discount them against credit-specific interest rate curves to attain fair values. Duration is then calculated by re-pricing these cash flows against a modified or "shocked" interest rate curve and evaluating the change in fair value versus the base case. As of December 31, 2004 and 2003, the fair value of fixed maturity securities and mortgage loans supporting duration managed liabilities was approximately $ 33,181.0 million and $ 34,936.4 million, respectively. Based on the information and assumptions we use in our duration calculations in effect as of December 31, 2004, we estimate that a 100 basis point immediate, parallel increase in interest rates ("rate shock") would have no effect on the net fair value, or surplus, of our duration managed assets and liabilities based on our targeted mismatch of zero, but could be -/+ $ 16.6 million based on our operational tolerance of +/- 18 days.

      The risk management method for non-guaranteed rate products, such as whole life insurance or single premium deferred annuities, is less formulaic, but more complex, due to the less predictable nature of the liability cash flows. For these products, we manage interest rate risk based on scenario-based portfolio modeling that seeks to identify the most appropriate investment strategy given probable policyholder behavior and liability crediting needs under a wide range of interest rate environments. As of December 31, 2004 and 2003, the fair value of fixed maturity securities and mortgage loans supporting liabilities managed under this modeling was approximately $ 36,011.3 million and $ 35,245.8 million, respectively. A rate shock (as defined above) as of December 31, 2004 would decrease the fair value of these assets by $ 1,437.5 million, which we estimate would be offset by a comparable change in the fair value of the associated liabilities, thus minimizing the impact on surplus.

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

      The Company's Investment Compliance Unit monitors all derivatives activity for consistency with internal policies and guidelines. All derivatives trading activity is reported monthly to the Company's Committee of Finance for review, with a comprehensive governance report provided jointly each quarter by the Company's Derivatives Supervisory Officer and Chief Investment Compliance Officer. The table below reflects the Company's derivative positions hedging interest rate risk as of December 31, 2004. The notional amounts in the table represent the basis on which pay or receive amounts are calculated and are not reflective of credit risk. These fair value exposures represent only a point in time and will be subject to change as a result of ongoing portfolio and risk management activities.

                                                                         As of December 31, 2004
                                                 ---------------------------------------------------------------------------
                                                                                              Fair Value
                                                                  Weighted-    ---------------------------------------------
                                                   Notional     Average Term  -100 Basis Point    As of    +100 Basis Point
                                                    Amount         (Years)        Change (2)    12/31/04       Change (2)
                                                 ---------------------------------------------------------------------------
                                                             (in millions, except for Weighted-Average Term)

Interest rate swaps.........................       $ 32,801.9         3.6          $ 543.1     $  12.3      $ (384.1)
CMT swaps...................................            227.6         9.1             (1.0)       (1.7)         (2.4)
Futures contracts (1).......................            172.8        14.2            (10.6)        1.2          13.9
Interest rate caps..........................          1,157.1         3.9              3.8        11.8          26.4
Interest rate floors........................          4,593.0         5.6            154.6        85.3          42.6
Swaptions...................................             30.0        20.4             (7.7)       (3.4)         (0.5)
                                                 --------------                ---------------------------------------------
     Totals.................................       $ 38,982.4         4.0          $ 682.2     $ 105.5      $ (304.1)
                                                 ==============                ==============================================

(1)   Represents the notional value on open contracts as of December 31, 2004.
(2) The selection of a 100 basis point immediate change in interest rates should not be construed as a prediction by us of future market events but rather as an illustration of the potential impact of such an event.

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

Equity Risk

      Equity risk is the possibility that we will incur economic losses due to adverse changes in a particular common stock or warrant that we hold in our portfolio. As of December 31, 2004, the fair value of our common stock portfolio was $ 334.7 million. A hypothetical 15% decline in the December 31, 2004 value of the equity securities would result in an unrealized loss of approximately $
50.2 million. The selection of a 15% immediate change in the value of equity securities should not be construed as a prediction by us of future market events but rather as an illustration of the potential impact of such an event. The fair

                       JOHN HANCOCK LIFE INSURANCE COMPANY

value of any unhedged common stock holdings will rise or fall with equity market and company-specific trends. In certain cases the Company classifies its equity holdings as trading securities. These holdings are marked-to-market through the income statement, creating investment income volatility that is effectively neutralized by changes in corresponding liability reserves.

Foreign Currency Risk

      Foreign currency risk is the possibility that we will incur economic losses due to adverse changes in foreign currency exchange rates. This risk arises in part from our international group programs and the issuance of certain foreign currency-denominated funding agreements sold to non-qualified institutional investors in the international market. We apply currency swap agreements to hedge the exchange risk inherent in our investments and funding agreements denominated in foreign currencies. We also own fixed maturity securities that are denominated in foreign currencies. We use derivatives to hedge the foreign currency risk of these securities (both interest and principal payments). At December 31, 2004, the fair value of our foreign currency denominated fixed maturity securities was approximately $ 1,082.6 million. The fair value of our currency swap agreements at December 31, 2004 supporting foreign denominated bonds was $(342.8) million.

      We estimate that as of December 31, 2004, a modeled 10% immediate change in each of the foreign currency exchange rates to which we are exposed, including the currency swap agreements, would result in no material change to the net fair value of our foreign currency-denominated instruments identified above. The selection of a 10% immediate change in all currency exchange rates should not be construed as a prediction by us of future market events but rather as an illustration of the potential impact of such an event.

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

ITEM 9B. Other Information

None.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

PART III

ITEM 10. Directors and Executive Officers of John Hancock Life Insurance Company

      Omitted.

ITEM 11. Executive Compensation

      Omitted.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

      Omitted.

ITEM 13. Certain Relationships and Related Transactions

      Omitted.

ITEM 14. Principal Accountant Fees and Services

      Ernst & Young LLP has been selected by the Company's parent's (JHFS) Board of Directors to audit the consolidated financial statements of the parent, JHFS, and its subsidiaries, including the Company, for fiscal year 2004.

      The following table sets forth the approximate aggregate fees billed by Ernst & Young for professional services in 2004 and 2003 on behalf of JHFS and its subsidiaries:

                                            2004              2003
                                         ----------       -----------

Audit Fees (1) ...................       $7,739,961       $10,378,348
Audit-Related Fees (2) ...........               --         1,982,891
Tax Fees (3) .....................           73,300           417,800
All Other Fees (4) ...............               --            15,000

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

(2) In 2003, the fees in this category were for professional services rendered in connection with (i) assistance provided in the review of other auditor's work papers in connection with merger due diligence, (ii) internal control reviews, (iii) assistance provided in evaluating the Company's exposure to certain reinsurance arrangements.

(3) The fees in this category were for professional services rendered in connection with tax strategy assistance and tax compliance services.

(4) In 2003, the fees in this category were for professional services rendered in connection with assistance provided related to an actuarial model and process.

Manulife's Audit and Risk Management Committee reviews all requests for proposed audit or permitted non-audit services to be provided by the Company's independent auditor under the Audit and Risk Management Committee's Protocol for Approval of Audit and Permitted Non-Audit Services. Under this Protocol, the Audit and Risk Management Committee annually reviews and pre-approves recurring audit and non-audit services that are identifiable for the coming year. The Protocol also requires that any audit or non-audit services that are proposed during the year be approved by the Audit and Risk Management Committee, or by a member of the Audit and Risk Management Committee appointed by the Audit and Risk Management Committee.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

PART IV

Item 15. Exhibits and Financial Statement Schedules

      (a) Documents filed as part of this report.

      1. Financial Statements (See Item 8. Financial Statements and Supplementary Data)
           Report of Ernst & Young LLP, Independent Registered Public
             Accounting Firm
           Consolidated Financial Statements
             Balance Sheets
             Statements of Income
             Statements of Changes in Shareholder's Equity and Comprehensive
               Income
             Statements of Cash Flows
             Notes to Consolidated Financial Statements

      2. Financial Statement Schedules
           Schedule I--Summary of Investments--Other Than Investments in Related Parties
           Schedule III--Supplementary Insurance Information
           Schedule IV--Reinsurance

      Note: All other financial statement schedules are omitted because they are inapplicable.

      3. Exhibits.

Exhibit
Number   Description
------   -----------

2.1      Plan of Reorganization (1)

2.1.1 Agreement and Plan of Merger, dated as of September 28, 2003, by and among Manulife Financial Corporation, John Hancock Financial Services, Inc. and Jupiter Merger Corporation, a Delaware corporation and a direct wholly-owned subsidiary of Manulife ("Merger Co.") (2)

2.2 Purchase and Sale Agreement between John Hancock Life Insurance Company, as seller, and Beacon Capital Strategic Partners, as purchaser, for the sale of certain John Hancock home office properties. (3)

3.1 Restated Articles of Organization and Articles of Amendment of John Hancock Life Insurance Company (7)

3.2 Amended and Restated By-Laws of John Hancock Life Insurance Company (As Adopted on July 1, 2004) (4)

3.3      Articles of Amendment dated February 18, 2005 (6)

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Exhibit
Number   Description
------   -----------

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

23.1     Consent of Ernst & Young LLP (6)

31.1 Chief Executive Officer Certification Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. (6)

31.2 Chief Financial Officer Certification Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934. (6)

32.1     Chief Executive Officer certification  pursuant to 18 U.S.C.
         Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002. (6)

32.2     Chief Financial Officer certification pursuant to 18 U.S.C.
         Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002. (6)

The principal amount of debt outstanding under each instrument (excepting those listed above) defining the rights of holders of our long-term debt does not exceed ten percent (10%) of our total assets on a consolidated basis. The Company agrees to furnish the SEC, upon request, a copy of each instrument defining the rights of holders of our long-term debt.

----------
(1) Previously filed as an exhibit to John Hancock Financial Services, Inc.'s S-1 Registration Statement (file no. 333-87271), and incorporated by reference herein.
(2) Previously filed as an exhibit to John Hancock Financial Services, Inc.'s current report on Form 8-K filed with the Securities and Exchange Commission on October 1, 2003, and incorporated by reference herein.
(3) Previously filed as an exhibit to John Hancock Financial Services, Inc.'s quarterly report on Form 10-Q for the quarter ended March 31, 2003, and incorporated by reference herein
(4) Previously filed as an exhibit to John Hancock Life Insurance Company's quarterly report on Form 10-Q for the quarter ended June 30, 2004, and incorporated by reference herein.
(5) Previously filed as an exhibit to John Hancock Financial Services, Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 2003, and incorporated by reference herein.
(6)   Filed herewith.
(7) Previously filed as an exhibit to John Hancock Life Insurance Company's annual report on Form 10-K for the year ended December 31, 2000, and incorporated by reference herein.

(b).  The exhibits listed above are included as exhibits to this Form 10-K.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

               INDEX TO AUDITED CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm....................  F-2

Audited Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 2004 (Company)
and 2003 (Predecessor Company).............................................  F-3

Consolidated Statements of Income for the periods April 29, 2004 through December 31, 2004 (Company) and January 1, 2004 through April 28, 2004 and the years ended December 31, 2003 and 2002 (Predecessor Company).......  F-5

Consolidated Statements of Changes in Shareholder's Equity and
Comprehensive Income for the periods April 29, 2004 through
December 31, 2004 (Company) and January 1, 2004 through April 28, 2004 and the years ended December 31, 2003 and 2002 (Predecessor Company).......  F-6

Consolidated Statements of Cash Flows for the periods April 29, 2004 through December 31, 2004 (Company) and January 1, 2004 through
April 28, 2004 and the years ended December 31, 2003 and 2002
(Predecessor Company)......................................................  F-8

Notes to Consolidated Financial Statements................................. F-10

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                       John Hancock Life Insurance Company
             Report of Independent Registered Public Accounting Firm


The Board of Directors
John Hancock Life Insurance Company

We have audited the accompanying consolidated balance sheet of John Hancock Life Insurance Company as of December 31, 2004, and the related consolidated statements of income, changes in shareholder's equity and other comprehensive income, and cash flows for the period April 29, 2004 through December 31, 2004. We have also audited the consolidated balance sheet as of December 31, 2003 and the related consolidated statements of income, changes in shareholder's equity and other comprehensive income, and cash flows of the predecessor company for the period January 1, 2004 through April 28, 2004 and for the years ended December 31, 2003 and 2002. Our audits also include the financial statement schedules listed in the Index at Item 15 (a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of John Hancock Life Insurance Company at December 31, 2004, and the consolidated results of their operations and their cash flows for the period April 29, 2004 through December 31, 2004, and the consolidated financial position of the predecessor company at December 31, 2003 and the consolidated results of its operations and its cash flows for the period January 1, 2004 through April 28, 2004 and for the years ended December 31, 2003 and 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, in 2004 the Company changed its method of accounting for certain nontraditional long duration contracts and for separate accounts. In 2003 the Company changed its method of accounting for stock-based compensation, participating pension contracts and modified coinsurance contracts.


                                             /s/  ERNST & YOUNG, LLP

Boston, Massachusetts
February 28, 2005

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                                                    Predecessor
                                                      Company         Company
                                                    ------------    ------------
                                                    December 31,    December 31,
                                                        2004            2003
                                                    ------------    ------------
Assets                                                      (in millions)

Investments
Fixed maturities:
     Held-to-maturity--at amortized cost
     (fair value:  2003--$1,512.8) .............             --      $ 1,488.7
     Available-for-sale--at fair value
     (cost: 2004--$47,037.2; 2003--$43,907.7) ..      $47,863.2       46,482.1
Equity securities:
     Available-for-sale--at fair value
     (cost: 2004--$321.5; 2003--$249.9) ........          330.5          333.1
     Trading securities--at fair value
     (cost: 2004--$4.2; 2003--$0.1) ............            4.2            0.6
Mortgage loans on real estate ..................       11,792.6       10,871.1
Real estate ....................................          277.2          123.8
Policy loans ...................................        2,012.0        2,019.2
Short-term investments .........................            0.2           31.5
Other invested assets ..........................        3,359.3        2,912.2
                                                      ---------      ---------
     Total Investments .........................       65,639.2       64,262.3

Cash and cash equivalents ......................        1,073.3        2,626.9
Accrued investment income ......................          683.0          700.5
Premiums and accounts receivable ...............           67.2          104.1
Goodwill .......................................        3,031.7          108.6
Value of business acquired .....................        2,700.3          168.5
Deferred policy acquisition costs ..............          181.4        3,420.7
Intangible assets ..............................        1,348.5            6.3
Reinsurance recoverable ........................        3,345.5        2,677.3
Other assets ...................................        2,937.6        2,886.3
Separate account assets ........................       18,753.0       19,369.6
                                                      ---------      ---------

     Total Assets ..............................      $99,760.7      $96,331.1
                                                      =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                                                    Predecessor
                                                      Company         Company
                                                    ------------    ------------
                                                    December 31,    December 31,
                                                        2004            2003
                                                    ------------    ------------
                                                           (in millions)
Liabilities and Shareholder's Equity

Liabilities
Future policy benefits ............................   $42,962.8      $38,451.0
Policyholders' funds ..............................    19,385.8       21,693.5
Consumer notes ....................................     2,379.1        1,550.4
Unearned revenue ..................................        43.3          406.9
Unpaid claims and claim expense reserves ..........       187.8          166.5
Dividends payable to policyholders ................       441.3          440.0
Short-term debt ...................................       137.7          104.0
Long-term debt ....................................       577.6          609.4
Income taxes ......................................         5.9        1,534.1
Other liabilities .................................     4,588.2        4,417.7
Separate account liabilities ......................    18,753.0       19,369.6
                                                      ---------      ---------

     Total Liabilities ............................    89,462.5       88,743.1

Minority interest .................................         5.1            5.1

Commitments, guarantees and contingencies .........

Shareholder's Equity
Common stock, $10,000 par value; 1,000 shares
     authorized and outstanding ...................        10.0           10.0
Additional paid in capital ........................     9,467.0        4,763.2
Retained earnings .................................       172.7        1,332.1
Accumulated other comprehensive income ............       643.4        1,477.6
                                                      ---------      ---------
     Total Shareholder's Equity ...................    10,293.1        7,582.9
                                                      ---------      ---------

     Total Liabilities and Shareholder's Equity ...   $99,760.7      $96,331.1
                                                      =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                              Company                 Predecessor Company
                                                                           ------------  ------------------------------------------
                                                                            Period from    Period from
                                                                             April 29,     January 1,
                                                                           2004 through   2004 through    Year ended    Year ended
                                                                           December 31,     April 28,    December 31,  December 31,
                                                                               2004           2004           2003          2002
                                                                           ------------  ------------------------------------------
                                                                                                  (in millions)
Revenues
     Premiums .............................................................  $1,352.0        $  628.0      $2,039.4     $1,984.2
     Universal life and investment-type product charges ...................     426.8           230.7         639.2        606.0
     Net investment income ................................................   2,132.1         1,284.7       3,799.4      3,581.0
     Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs, value
         of the business acquired, amounts credited to participating pension contractholders and the policyholder dividend
         obligation (($14.0), ($31.3), $55.8 and $74.1), respectively) ....     (30.0)          101.0          58.2       (450.5)
     Investment management revenues, commissions and other fees ...........     356.6           180.7         500.0        530.6
     Other revenue ........................................................     172.1            88.3         269.9        241.5
                                                                             --------        --------      --------     --------
         Total revenues ...................................................   4,409.6         2,513.4       7,306.1      6,492.8

Benefits and expenses
     Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to
         participating pension contractholders and the policyholder dividend obligation (($26.8), ($42.2), $61.9 and $35.2,
         respectively) ....................................................   2,321.7         1,277.1       3,849.2      3,805.2
     Other operating costs and expenses ...................................   1,130.8           483.2       1,395.9      1,247.4
     Amortization of deferred policy acquisition costs, value of business acquired, excluding amounts related to net realized investment and other gains (losses) $12.8, $10.9, ($6.1)
         and $38.9, respectively) .........................................     151.7           121.8         308.4        316.5
     Dividends to policyholders ...........................................     316.9           157.1         537.8        556.2
                                                                             --------        --------      --------     --------
         Total benefits and expenses ......................................   3,921.1         2,039.2       6,091.3      5,925.3

Income before income taxes and cumulative effect of accounting changes ....     488.5           474.2       1,214.8        567.5

Income taxes ..............................................................     115.8           141.6         345.3        108.6
                                                                             --------        --------      --------     --------

Income before cumulative effect of accounting changes .....................     372.7           332.6         869.5        458.9

Cumulative effect of accounting changes, net of income tax ................        --            (3.3)       (279.0)          --
                                                                             --------        --------      --------     --------

Net income ................................................................  $  372.7        $  329.3      $  590.5     $  458.9
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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S
                         EQUITY AND COMPREHENSIVE INCOME

                                                            Additional             Accumulated Other     Total
                                                   Common    Paid In     Retained    Comprehensive   Shareholder's  Outstanding
                                                    Stock    Capital     Earnings    Income (Loss)      Equity         Shares
                                                  -----------------------------------------------------------------------------
                                                               (in millions, except for outstanding share data)
Predecessor Company
-------------------
Balance at January 1, 2002 ..................      $ 10.0   $ 4,763.4     $ 608.2    $   225.6        $ 5,607.2        1,000

   Demutualization transaction...............                    (0.2)                                     (0.2)

   Comprehensive income:
     Net income..............................                               458.9                         458.9

     Other comprehensive income, net of tax:
       Net unrealized investment losses......                                             65.7             65.7
       Minimum pension liability.............                                            (24.4)           (24.4)
       Cash flow hedges......................                                            175.3            175.3
                                                                                                      ---------
   Comprehensive income......................                                                             675.5

   Dividend paid to parent company...........                              (111.0)                       (111.0)

                                                  ------------------------------------------------------------------------------
Balance at December 31, 2002.................      $ 10.0   $ 4,763.2     $ 956.1      $ 442.2        $ 6,171.5        1,000
                                                  ==============================================================================

   Comprehensive income:
     Net income..............................                               590.5                         590.5

     Other comprehensive income, net of tax:
       Net unrealized investment gains ......                                            919.7            919.7
       Foreign currency translation
         adjustment..........................                                             (0.1)            (0.1)
       Minimum pension liability.............                                            (15.8)           (15.8)
       Cash flow hedges......................                                             31.7             31.7
                                                                                                      ---------
   Comprehensive income......................                                                           1,526.0

   Dividends paid to parent company..........                              (214.5)                       (214.5)
   Change in accounting principle............                                             99.9             99.9

                                                  ------------------------------------------------------------------------------
Balance at December 31, 2003..............         $ 10.0   $ 4,763.2   $ 1,332.1    $ 1,477.6        $ 7,582.9        1,000
                                                  ==============================================================================


   Comprehensive income:
     Net income..............................                               329.3                         329.3

     Other comprehensive income, net of tax:
       Net unrealized investment gains ......                                            (28.6)           (28.6)
       Foreign currency translation
         adjustment .........................                                             (0.3)            (0.3)
       Minimum pension liability.............                                              0.6              0.6
       Cash flow hedges......................                                            (37.3)           (37.3)
                                                                                                      ---------
   Comprehensive income......................                                                             263.7

                                                  ------------------------------------------------------------------------------
Balance at April 28, 2004.................         $ 10.0   $ 4,763.2   $ 1,661.4    $ 1,412.0        $ 7,846.6        1,000
                                                  ==============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S
                  EQUITY AND COMPREHENSIVE INCOME - (CONTINUED)

                                                                Additional             Accumulated Other     Total
                                                       Common    Paid In     Retained    Comprehensive   Shareholder's  Outstanding
                                                        Stock    Capital     Earnings    Income (Loss)      Equity         Shares
                                                      -----------------------------------------------------------------------------
                                                                   (in millions, except for outstanding share data)
Predecessor Company
-------------------
Balance at April 28, 2004........................       $ 10.0  $ 4,763.2   $ 1,661.4    $ 1,412.0        $ 7,846.6       1,000

Acquisition by Manulife Financial Corporation:
  Sale of shareholder's equity ..................        (10.0)  (4,763.2)   (1,661.4)    (1,412.0)        (7,846.6)     (1,000)
  Manulife Financial Corporation
    purchase price ..............................         10.0    9,467.0                                   9,477.0       1,000

Company
-------                                               -----------------------------------------------------------------------------
Balance at April 29, 2004                               $ 10.0  $ 9,467.0   $     --     $     --         $  9,477.0       1,000
                                                      =============================================================================
   Comprehensive income:
     Net income..................................                               372.7                         372.7

     Other comprehensive income, net of tax:
       Net unrealized investment gains ..........                                            411.4            411.4
       Foreign currency translation
         adjustment .............................                                              0.6              0.6
       Minimum pension liability.................                                            (11.0)           (11.0)
       Cash flow hedges..........................                                            242.4            242.4
                                                                                                          ---------
   Comprehensive income..........................                                                           1,016.1

   Dividends paid to parent company..............                              (200.0)                       (200.0)

                                                      -----------------------------------------------------------------------------
Balance at December 31, 2004.....................       $ 10.0  $ 9,467.0    $  172.7      $ 643.4        $10,293.1       1,000
                                                      =============================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Company                      Predecessor Company
                                                                --------------    ----------------------------------------------
                                                                  Period from       Period from
                                                                April 29, 2004       January 1,
                                                                    through         2004 through    Year Ended      Year Ended
                                                                 December 31,        April 28,     December 31,    December 31,
                                                                     2004              2004            2003            2002
                                                                --------------    ----------------------------------------------
                                                                                            (in millions)
Cash flows from operating activities:
     Net income ..............................................     $   372.7       $   329.3      $    590.5      $    458.9
        Adjustments to reconcile net income to net cash
        provided by operating activities:
           Amortization of discount - fixed maturities .......         449.9            17.1            17.8           (78.3)
           Net realized investment and other (gains) losses ..          30.0          (101.0)          (58.2)          450.5
           Change in accounting principles ...................            --             3.3           279.0              --
           Change in deferred policy acquisition costs .......        (231.0)          (15.9)         (227.7)         (194.1)
           Depreciation and amortization .....................         155.8            15.0            42.4            47.4
           Net cash flows from trading securities ............          (3.8)            0.3             0.1             0.7
           Decrease (increase) in accrued investment income ..          74.7           (57.2)           42.7             2.7
           Decrease in premiums and accounts receivable ......          21.0            15.9            10.0             3.1
           Increase in other assets and other
             liabilities, net ................................        (168.3)           62.6          (199.4)         (308.4)
           Increase in policy liabilities and accruals, net ..         538.8           480.5         2,452.3         2,086.8
           Increase (decrease) in income taxes ...............         257.3            86.0          (107.1)           (2.7)
                                                                ----------------------------------------------------------------

                 Net cash provided by operating activities ...       1,497.1           835.9         2,842.4         2,466.6

Cash flows used in investing activities:
     Sales of:
         Fixed maturities available-for-sale .................       2,156.9         2,731.2        11,064.6         4,897.1
         Equity securities available-for-sale ................         214.7           154.9           279.4           316.4
         Real estate .........................................           6.2            97.7           164.4           127.7
         Short-term investments and other invested assets ....         570.9           130.7           500.0           458.7
         Home office properties ..............................            --              --           887.6              --
     Maturities, prepayments and scheduled redemptions of:
         Fixed maturities held-to-maturity ...................            --            40.3           227.5           214.2
         Fixed maturities available-for-sale .................       2,926.4         1,497.6         3,375.7         2,720.1
         Short-term investments and other invested assets ....          56.0            32.4           155.3           149.3
         Mortgage loans on real estate .......................       1,019.9           615.0         1,395.0         1,520.6
     Purchases of:
         Fixed maturities held-to-maturity ...................            --              --           (69.5)          (27.6)
         Fixed maturities available-for-sale .................      (4,020.5)       (5,983.2)      (17,443.6)      (12,984.7)
         Equity securities available-for-sale ................        (252.7)          (39.6)          (90.9)          (90.9)
         Real estate .........................................        (117.4)           (6.9)          (33.4)           (8.1)
         Short-term investments and other invested assets ....        (560.3)         (627.8)       (1,127.7)       (1,369.2)
     Mortgage loans on real estate issued ....................      (1,419.9)         (507.9)       (2,092.6)       (2,036.5)
     Net cash (paid) received related to acquisition/sale
        of businesses ........................................            --              --           (94.7)             --
     Other, net ..............................................          (7.4)          (70.2)          (65.7)          (99.7)
                                                                ----------------------------------------------------------------
              Net cash provided by (used in) investing
                 activities ..................................     $   572.8       $(1,935.8)     $ (2,968.6)     $ (6,212.6)

The accompanying notes are an integral part of these consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                                                    Company                      Predecessor Company
                                                                --------------    ---------------------------------------------
                                                                  Period from      Period from
                                                                April 29, 2004      January 1,
                                                                    through        2004 through    Year Ended      Year Ended
                                                                 December 31,       April 28,     December 31,    December 31,
                                                                     2004             2004            2003            2002
                                                                --------------    ---------------------------------------------
                                                                                            (in millions)

Cash flows from financing activities:
     Dividend paid to parent company ........................      $ (200.0)        $ (100.0)       $ (100.0)       $ (111.0)
     Universal life and investment-type
       contract deposits ....................................       2,493.8          2,307.3         7,681.5         8,999.4
     Universal life and investment-type contract
       maturities and withdrawals ...........................      (5,414.9)        (2,379.5)       (6,970.5)       (5,505.4)
     Issuance of consumer notes .............................         407.5            372.2         1,260.2           290.2
     Issuance of short-term debt ............................          88.7               --           148.9            92.8
     Issuance of long-term debt .............................         (46.4)           (41.8)             --            20.0
     Repayment of short-term debt ...........................           2.3              0.3          (158.0)         (110.6)
     Repayment of long-term debt ............................         (11.9)            (1.2)           (6.0)          (57.7)
                                                                ---------------------------------------------------------------

     Net cash (used in) provided by financing activities ....      (2,680.9)           157.3         1,856.1         3,617.7
                                                                ---------------------------------------------------------------

     Net (decrease) increase in cash and cash equivalents ...        (611.0)          (942.6)        1,729.9          (128.3)

Cash and cash equivalents at beginning of period ............       1,684.3          2,626.9           897.0         1,025.3
                                                                ---------------------------------------------------------------

Cash and cash equivalents at end of period ..................      $1,073.3         $1,684.3        $2,626.9        $  897.0
                                                                ===============================================================

The accompanying notes are an integral part of these consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Change of Control

John Hancock Life Insurance Company, (the Company) is a wholly owned subsidiary of John Hancock Financial Services, Inc. (JHFS). Effective April 28, 2004, Manulife Financial Corporation ("Manulife") acquired all of the outstanding common shares of JHFS that were not already beneficially owned by Manulife as general fund assets and JHFS became a wholly owned subsidiary of Manulife (the "acquisition" or "merger"). The combined entity has a more diversified product line and distribution capabilities and expects to have improved operating efficiencies and a leading position across all its core business lines.

Pursuant to the terms of the acquisition, the holders of JHFS common shares received 1.1853 shares of Manulife stock for each JHFS common share. Approximately 342 million Manulife common shares were issued at an ascribed price of CDN $39.61 per share based on the volume weighted average closing stock price of the common shares for the period from September 25, 2003 to September 30, 2003. In addition, all of the JHFS unvested stock options as of the date of announcement of the acquisition on September 28, 2003, vested immediately prior to the closing date and were exchanged for options exercisable for approximately 23 million Manulife common shares.

The acquisition of JHFS's shares by Manulife was effected through the merger of JHFS with Jupiter Merger Corporation (Jupiter), a subsidiary of Manulife, which was organized solely for the purpose of effecting the merger with JHFS. Prior to the merger, Jupiter had a note payable to MLI Resources Inc., an affiliated Manulife entity in the amount of $260.7 million in consideration for previously purchased shares of JHFS, which were cancelled upon merger.

The merger was accounted for using the purchase method under Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". Under the purchase method of accounting, the assets acquired and liabilities assumed were recorded at estimated fair value at the date of merger and these values were "pushed down" to the Company's financial statements in accordance with push down accounting rules. The Company is in the process of completing the valuations of a portion of the assets acquired and liabilities assumed; thus, the allocation of the purchase price is subject to refinement.

The following table summarizes the estimated fair values of the assets and liabilities recorded as of April 28, 2004 (in millions):

      Assets:                                                     Fair Value
                                                                 ------------
      Fixed maturity securities.............................      $48,658.9
      Equity securities.....................................          230.3
      Mortgage loans........................................       11,563.5
      Policy loans..........................................        2,027.6
      Other invested assets.................................        3,423.8
      Goodwill..............................................        3,031.7
      Value of business acquired............................        2,864.6
      Intangible assets.....................................        1,352.0
      Deferred tax asset....................................          436.4
      Cash and cash equivalents.............................        1,684.7
      Reinsurance recoverable, net..........................        3,162.0
      Other assets acquired.................................        3,067.2
      Separate account assets...............................       18,331.9
                                                                 -----------
                     Total assets acquired..................       99,834.6

      Liabilities:
      Policy liabilities....................................       66,277.5
      Other liabilities.....................................        5,748.2
      Separate accounts.....................................       18,331.9
                                                                 -----------
                    Total liabilities assumed...............       90,357.6

      Net assets acquired...................................       $9,477.0
                                                                 -----------

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 -- Change of Control - (Continued)

Goodwill of $3,031.7 million has been allocated to the Company's business and geographic segments, see Note 18-Goodwill and Other Intangible Assets. Of the $3,031.7 million in goodwill, no material amount is expected to be deductible for tax purposes. Value of business acquired is the present value of estimated future profits of insurance policies in force related to businesses acquired by Manulife, and has been allocated to the Company's business and geographic segments, see Note 18 - Goodwill and Other Intangible Assets.

Aside from goodwill and value of business acquired, intangible assets of $1,352.0 million resulting from the acquisition consists of the "John Hancock" brand name, distribution network, investment management contracts in the mutual funds business and other investments management contracts in the institutional investment advisory business. Refer to Note 18 -- Goodwill and Other Intangible Assets for a more complete discussion of these intangible assets.

Restructuring Costs

Prior to the merger, the Company continued its Competitive Positioning Project, which involved reducing costs and increasing future operating efficiencies by consolidating portions of hte Company's operations. The Project consisted primarily of reducing staff in the home office and terminating certain operations outside the home office.

Following the acquisition of the Company by Manulife on April 28, 2004, Manulife developed a plan to integrate the operations of the Company with its consolidated subsidiaries. Manulife expects the restructuring to be substantially completed by the end of 2005. Restructuring costs of $85.1 million were recognized by the Company as part of the purchase transaction and consist primarily of exit and consolidation activities involving operations, certain compensation costs, and facilities. The accruals for the restructuring costs are included in other liabilities on the Company's Consolidated Balance Sheets and in other operating costs and expenses on the consolidated income statements.

The following details the amounts and status of restructuring costs (in millions):

                                    Amount Utilized                Amount Utilized
                       Pre-merger   January 1, 2004                 April 29, 2004
                       accrual at       through                        through        Accrual at
                       January 1,      April 28,      Accrued at     December 31,    December 31,
   Type of Cost           2004           2004           merger           2004            2004
--------------------------------------------------------------------------------------------------
                                                    (in millions)
Personnel .....          $12.0          $ 3.3           $41.5           $ 9.6           $40.6
Facilities ....             --             --            43.6             7.8            35.8
                      ----------------------------------------------------------------------------
   Total ......          $12.0          $ 3.3           $85.1           $17.4           $76.4
                      ============================================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 2 -- Summary of Significant Accounting Policies

Business. John Hancock Life Insurance Company is a diversified financial services organization that provides a broad range of insurance and investment products and investment management and advisory services. The Company is a wholly owned subsidiary of John Hancock Financial Services, Inc. (JHFS). Since April 28, 2004, JHFS operates as a subsidiary of Manulife, as a result of the merger. The "John Hancock" name is Manulife's primary U.S. brand.

Basis of Presentation. The accompanying financial statements as of December
31, 2004 and for the period from April 29, 2004 to December 31, 2004 reflect the results of adjustments required under the purchase method of accounting. The accompanying predecessor financial statements for periods prior to the date of the merger are presented under the predecessor Company's historical basis of accounting and do not reflect any adjustments that would be required as a result of the merger with Manulife. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The Company's news releases and other information are available on the internet at www.jhancock.com. In addition, all of the Company's United States Securities and Exchange Commission filings are available on the internet at www.sec.gov under the name Hancock John Life.

Certain prior year amounts have been reclassified to conform to the current year presentation.

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned and or controlled subsidiaries. All significant intercompany transactions and balances have been eliminated.

Partnerships, joint venture interests and other equity investments in which the Company does not have a controlling financial interest, but has significant influence, are recorded using the equity method of accounting and are included in other invested assets. Other entities in which the Company has a less than controlling financial interest, whether variable interest entities (VIEs) or not, are accounted for under guidance appropriate to each relationship, whether the Company invests in their debt or equity securities, issues funding agreements to them, manages them as investment advisor, or performs other transactions with them or provides services to them. Please refer to the Recent Accounting Pronouncements section below for a discussion of new accounting guidance relative to VIEs.

Recent Acquisition/Disposal Activity. The acquisition described under the table below was recorded under the purchase method of accounting and, accordingly, the operating results have been included in the Company's consolidated results of operations from each date of acquisition. The purchase price was allocated to the assets acquired and the liabilities assumed based on estimated fair values. No goodwill was recorded on this transaction. This acquisition was made by the Company in execution of its plan to acquire businesses and products that have strategic value, meet its earnings requirements and advance the growth of its current businesses.

The disposal described under the table below was conducted in order to execute the Company's strategy to focus resources on businesses in which it can have a leadership position. The table below presents actual and proforma data for comparative purposes for the periods indicated to demonstrate the proforma effect of the acquisitions and disposal as if they occurred on January 1, 2002.

                        Period from    Period from   Period from    Period from
                         April 29,      April 29,     January 1      January 1
                          through        through       through       through
                       December 31,    December 31,   April 28,      April 28,
                           2004           2004          2004           2004          2003        2003         2002       2002
                         Proforma                     Proforma                     Proforma                 Proforma
                        (unaudited)                  (unaudited)                 (unaudited)              (unaudited)
                     -----------------------------------------------------------------------------------------------------------
                                                                     (in millions)

Revenue ........         $4,409.6       $4,409.6      $2,513.4       $2,513.4      $7,261.3    $7,306.1    $6,406.9    $6,492.8

Net Income .....         $  372.7       $  372.7      $  329.3       $  329.3      $  587.7    $  590.5    $  463.3    $  458.9

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

Investments. At December 31, 2004, the Company classifies its debt securities into one category: available-for-sale or trading. The Company determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Fixed maturity investments include bonds, mortgage-backed securities, and mandatorily redeemable preferred stock and are classified as available-for-sale, or trading. Fixed maturity investments classified as available-for-sale are carried at fair value. Unrealized gains and losses related to available-for-sale securities are reflected in shareholders' equity, net of related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholders, amounts credited to the policyholder dividend obligation, and applicable taxes. Interest income is generally recognized on the accrual basis. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in investment income. The amortized cost of fixed maturity investments is adjusted for impairments in value deemed to be other than temporary, and such adjustments are reported as a component of net realized investment and other gains (losses).

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

Equity securities include common stock and non-mandatorily redeemable preferred stock. Equity securities that have readily determinable fair values are carried at fair value. For equity securities that the Company classifies as available-for-sale, unrealized gains and losses are reflected in shareholders' equity, as described above for fixed maturity securities. Impairments in value deemed to be other than temporary are reported as a component of net realized investment and other gains (losses).

Mortgage loans on real estate are carried at unpaid principal balances adjusted for amortization of premium or discount, less allowance for probable losses. When it is probable that the Company will be unable to collect all amounts of principal and interest due according to the contractual terms of the mortgage loan agreement, the loan is deemed to be impaired and a valuation allowance for probable losses is established. The valuation allowance is based on the present value of the expected future cash flows, discounted at the loan's original effective interest rate, or is based on the collateral value of the loan if the loan is collateral dependent. The Company estimates this level to be adequate to absorb estimated probable credit losses that exist at the balance sheet date. Any change to the valuation allowance for mortgage loans on real estate is reported as a component of net realized investment and other gains (losses). Interest received on impaired mortgage loans on real estate is included in interest income in the period received. If foreclosure becomes probable, the measurement method used is based on the collateral value. Foreclosed real estate is recorded at the collateral's fair value at the date of foreclosure, which establishes a new cost basis.

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

Real estate to be disposed of is carried at the lower of cost or fair value less costs to sell. Any change to the valuation allowance for real estate to be disposed of is reported as a component of net realized investment and other gains (losses). The Company does not depreciate real estate to be disposed. The carrying value of real estate to be disposed of was $27.0 million and

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 2 -- Summary of Significant Accounting Policies - (continued)

$28.5 million at December 31, 2004 and 2003, respectively and is reported in real estate in the investment section of the Company's Consolidated Balance Sheets. On March 14, 2003, the Company sold three of its Home Office properties to Beacon Capital Partners for $910.0 million. See Note 8 - Sale/Leaseback Transaction and Other Lease Obligations.

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

Derivative Financial Instruments. The Company uses various derivative instruments to hedge and manage its exposure to changes in interest rate levels, foreign exchange rates and equity market prices, and also to manage the duration of assets and liabilities. All derivative instruments are carried on the Company's Consolidated Balance Sheets at fair value.

In certain cases, the Company uses hedge accounting as allowed by the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, by designating derivative instruments as either fair value hedges or cash flow hedges. For derivative instruments that are designated and qualify as fair value hedges, any changes in fair value of the derivative instruments as well as the offsetting changes in fair value of the hedged items are recorded in net realized investment and other gains (losses). For fair value hedges, when the derivative has been terminated, a final fair value change is recorded in net realized investment and other gains (losses), as well as the offsetting changes in fair value for the hedged item. At maturity, expiration or sale of the hedged item, a final fair value change for the hedged item is recorded in net realized investment and other gains (losses), as well as offsetting changes in fair value for the derivative. Basis adjustments are amortized into income through net realized investment and other gains (losses).

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the change in fair value of the derivative instrument is recorded in other comprehensive income, and then reclassified into income when the hedged item affects income. When a cash flow hedge is terminated, the effective portion of the accumulated derivative gain or loss continues to be reported in other comprehensive income and then is reclassified into income when the hedged item affects income. If it is determined that the forecasted transaction is not probable of occurring, the accumulated other comprehensive income is immediately recognized in earnings.

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

Cash and Cash Equivalents. Cash and cash equivalents include cash and all highly liquid debt investments with a remaining maturity of three months or less when purchased.

Deferred Policy Acquisition Costs. Deferred policy acquisition costs (DAC) are costs that vary with, and are related primarily to, the production of new insurance business and have been deferred to the extent that they are deemed recoverable. Such costs include sales commissions, certain costs of policy issuance and underwriting, and certain agency expenses. The Company tests the recoverability of its DAC quarterly with a model that uses data such as market performance, lapse rates and expense levels. As of December 31, 2004, the Company's DAC asset was deemed recoverable. Similarly, any amounts assessed as initiation fees, or front-end loads, are recorded as unearned revenue. For non-participating term life and long-term care insurance products, such costs are amortized over the premium-paying period of

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 2 -- Summary of Significant Accounting Policies - (continued)

the related policies using assumptions consistent with those used in computing policy benefit reserves. For participating traditional life insurance policies, such costs are amortized over the life of the policies at a constant rate based on the present value of the estimated gross margin amounts expected to be realized over the lives of the policies. Estimated gross margin amounts include anticipated premiums and investment results less claims and administrative expenses, changes in the net level premium reserve and expected annual policyholder dividends. For universal life insurance policies and investment-type products, such costs and unearned revenues are being amortized generally in proportion to the change in present value of expected gross profits arising principally from surrender charges, investment results and mortality and expense margins.

In the development of expected gross profits, the Company is required to estimate the growth in the policyholder account balances upon which certain asset based fees are charged. In doing so, the Company assumes that, over the long term, account balances will grow from investment performance. The rate of growth takes into account the current fixed income/equity mix of account balances as well as historical fixed income and equity investment returns. The Company also assumes that historical variances from the long-term rate of investment return will reverse over the next fifteen year period. The resulting rates for the next fifteen years are reviewed for reasonableness, and they are raised or lowered if they produce an annual growth rate that the Company believes to be unreasonable.

When DAC and unearned revenue are amortized in proportion to estimated gross profits, the effects on the amortization of DAC and unearned revenues of revisions to estimated gross margins and profits are reflected in earnings in the period such revisions are made. Expected gross profits or expected gross margins are discounted at periodically revised interest rates and are applied to the remaining benefit period. At December 31, 2004, the average discount rate was 5.0% for universal life products. The total amortization period was 30 years for both participating traditional life insurance products and universal life products.

As of September 30, 2002, the Company changed future assumptions with respect to the expected gross profits in its variable life and variable annuity businesses. First, the long-term growth rate assumption was lowered from 9%, to 8%, gross of fees. Second, the average growth rates were lowered for the next five years from the mid-teens to 13%. Finally, the Company increased certain fee rates on these policies (the variable series trust (VST) fees were increased). Total amortization of DAC, including the acceleration of amortization of DAC from the assumption changes mentioned above, was $151.7 million and $121.8 million for the periods from April 29, 2004 through December 31, 2004 and from January 1, 2004 through April 28, 2004, respectively, and was $308.4 million and $316.5 million for the years ended December 31, 2003, and 2002, respectively.

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

Reinsurance. The Company utilizes reinsurance agreements to provide for greater diversification of business, allowing management to control exposure to potential losses arising from large risks and provide additional capacity for growth.

Assets and liabilities related to reinsurance ceded contracts are reported on a gross basis. The accompanying statements of income reflect premiums, benefits and settlement expenses net of reinsurance ceded. Reinsurance premiums, commissions, expense reimbursements, benefits and reserves related to reinsured business are accounted for on bases consistent with those used in accounting for the original policies issued and the terms of the reinsurance contracts. The Company remains liable to its policyholders to the extent that counterparties to reinsurance ceded contracts do not meet their contractual obligations. Refer to
Note 12-Reinsurance for additional disclosures regarding this topic.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 2 -- Summary of Significant Accounting Policies - (continued)

Goodwill and Other Intangible Assets. In the merger with Manulife, the Company de-recognized its intangible assets including goodwill, value of business acquired (VOBA) and management contracts. Also in the merger, the Company recognized new non-amortizable intangible assets including goodwill, brand name and investment management contracts, and recognized new amortizable intangible assets including VOBA, distribution networks and other investment management contracts. The Company accounts for all of these intangible assets in accordance with Statement of Financial Standards No. 142 -- Goodwill and Other Intangible Assets, including initial valuation, amortization or non-amortization, and impairment testing for these intangible assets. Refer to Note 18 -- Goodwill and Other Intangible Assets for a detailed discussion and presentation of each of these new intangible assets.

Separate Accounts. Separate account assets and liabilities reported in the Company's Consolidated Balance Sheets represent funds that are administered and invested by the Company to meet specific investment objectives of the contractholders. Net investment income and net realized investment and other gains (losses) generally accrue directly to such contractholders who bear the investment risk, subject, in some cases, to principal guarantees and minimum guaranteed rates of income. The assets of each separate account are legally segregated and are not subject to claims that arise out of any other business of the Company. Separate account assets are reported at fair value. Deposits, net investment income and net realized investment and other gains (losses) of separate accounts are not included in the revenues of the Company. Fees charged to contractholders, principally mortality, policy administration and surrender charges, are included in universal life and investment-type product charges.

Future Policy Benefits and Policyholders' Funds. Future policy benefits for participating traditional life insurance policies are based on the net level premium method. This net level premium reserve is calculated using the guaranteed mortality and dividend fund interest rates, which range from 2.5% to 5.5%. The liability for annual dividends represents the accrual of annual dividends earned. Settlement dividends are accrued in proportion to gross margins over the life of the policies.

For non-participating traditional life insurance policies, future policy benefits are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency, interest and expenses established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on the Company's experience, which, together with interest and expense assumptions, include a margin for adverse deviation. Benefit liabilities for annuities during the accumulation period are equal to accumulated contractholders' fund balances and after annuitization are equal to the present value of expected future payments. Interest rates used in establishing such liabilities range from 2.5% to 9.5% for life insurance liabilities, from 4.2% to 6.5% for individual annuity liabilities and from 1.7% to 11.3% for group annuity liabilities.

Future policy benefits for long-term care insurance policies are based on the net level premium method. Assumptions established at policy issue as to mortality, morbidity, persistency, interest and expenses, which include a margin for adverse deviation, are based on estimates developed by management. Interest rates used in establishing such liabilities range from 5.0% to 6.6%.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 2 -- Summary of Significant Accounting Policies - (continued)

Policyholders' funds for universal life and investment-type products, including guaranteed investment contracts and funding agreements, are equal to the total of the policyholder account values before surrender charges, additional reserves established to adjust for lower market interest rates as of the merger date, and additional reserves established on certain guarantees offered in certain variable annuity products. Policyholder account values include deposits plus credited interest or change in investment value less expense and mortality fees, as applicable, and withdrawals. Policy benefits that are charged to expense and include benefit claims incurred in the period in excess of related policy account balances and interest credited to policyholders' account balances. Interest crediting rates range from 3.0% to 8.0% for universal life insurance products and from 1.7% to 11.3% for investment type products. Policy benefits charged to expense also include the change in the additional reserve for fair value adjustments as of the merger date and certain guarantees offered in certain investment type products.

Major components of policyholders' funds in the Company's Consolidated Balance Sheets are summarized in the table below:

                                                                          December 31,
                                                                  --------------------------
                                                                     2004            2003
                                                                  ----------      ----------
                                                                         (in millions)
Liabilities for policyholders' funds
    Guaranteed investment contracts ........................      $  3,691.0      $  4,770.2
    U.S. funding agreements ................................           138.0           144.4
    Global funding agreements and Canadian institutional
       annuities backing medium-term notes .................        10,681.7        11,908.1
    Other investment-type contracts ........................         2,580.6         2,485.2
                                                                  ----------      ----------
        Total liabilities for investment-type contracts ....        17,091.3        19,307.9
Liabilities for individual annuities .......................            80.0            60.5
Universal life and other reserves ..........................         2,214.5         2,325.1
                                                                  ----------      ----------
Total liabilities for policyholders' funds .................      $ 19,385.8      $ 21,693.5
                                                                  ==========      ==========

Global Funding Agreements and Canadian Institutional Annuities. The Company has two distribution programs for global funding agreements that back medium-term notes sold worldwide.

Under these programs, global funding agreements are purchased from the Company by special purpose entities (SPEs) that fund their purchases with the proceeds from their issuance of medium-term notes to investors. These SPEs pledge the global funding agreements and annuities as security for the repayment of their medium-term notes, but the notes are non-recourse to the Company and its subsidiaries. Under these distribution programs, as of December 31, 2004 and 2003, the Company had $11.3 billion and $12.9 billion, respectively, of global funding agreements outstanding.

These global funding agreements are investment products that pay a stated rate of interest on the principal amount and repay the principal at maturity. The global funding agreements may not be terminated or surrendered prior to maturity. Claims for principal and interest under the global funding agreements (which are issued by the Life Company) are afforded equal priority to claims of life insurance and annuity policyholders under the insolvency provisions of the Massachusetts Insurance Laws. If a medium-term note sold world-wide under the two programs is denominated in a currency different from the currency of the related global funding agreement, the Company's U.S. insurance subsidiary also enters into a currency swap with the SPE, and a third party, to match currencies. Similarly, the Company's U.S. insurance subsidiary may enter into an interest rate swap with the SPE to match the interest rate characteristics of the global funding agreement to those of the related medium-term note.

Under the first program, established in May 1998 for $2.5 billion, and expanded to $7.5 billion in 1999, an SPE issued medium-term notes in Europe, Asia and Australia. As of December 31, 2004 and 2003, there was $2.8 billion and $3.8 billion, respectively, outstanding under this program. This SPE is not consolidated in the Company's financial statements. The medium-term notes issued by this SPE are included in policyholder funds in the Company's Consolidated Balance Sheets.

Under the second program, established in June 2000, for $5.0 billion, expanded in stages to $12.5 billion by June 2003, an SPE issued medium-term notes in Europe, Asia, and to institutional investors in the United States. As of December 31, 2004

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 2 -- Summary of Significant Accounting Policies - (continued)

and 2003, there was $8.5 billion and $8.7 billion, respectively, outstanding under this program. This SPE is not consolidated in the Company's Consolidated Financial Statements. The funding agreements backing the related medium-term notes are included in policyholders' funds in the Company's Consolidated Balance Sheets.

At December 31, 2004, the annual contractual maturities of global funding agreements backing medium term notes issued under these programs were as follows: 2005--$2,547.0 million; 2006--$2,884.5 million; 2007--$861.6 million;
2008--$1,488.2 million, 2009 -- $1,753.9 and thereafter--$1,741.0 million.

Participating Insurance. Participating business represents approximately 100.0%, 80.9% and 81.6%, of the Company's traditional life insurance in force, 100.0%, 96.2% and 96.3%, of the number of traditional life insurance policies in force, and 100.0%, 94.3% and 92.5%, of traditional life insurance premiums in 2004, 2003 and 2002, respectively.

The portion of earnings allocated to participating pension contractholders and closed block policyholders that cannot be expected to inure to the Company is excluded from net income and shareholders' equity.

The amount of policyholders' dividends to be paid is approved annually by the Life Company's Board of Directors.

The determination of the amount of policyholders' dividends is complex and varies by policy type. In general, the aggregate amount of policyholders' dividends is related to actual interest, mortality, morbidity, persistency and expense experience for the year, and is based on management's judgment as to the appropriate level of statutory surplus to be retained by the Life Company. For policies included in the closed block, expense experience is not included in determining policyholders' dividends.

Revenue Recognition. Premiums from participating and non-participating traditional life insurance and annuity policies with life contingencies are recognized as income when due.

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

Stock-Based Compensation. For stock option grants made to employees prior to January 1, 2003, the Company applied the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," which resulted in no compensation expense recognized for these stock option grants to employees. Prior to January 1, 2003 the Company recognized compensation expense at the time of the grant or over the vesting period for grants of non-vested stock to employees and non-employee board members and grants of stock options to non-employee general agents and has continued this practice. All options granted under those plans had an exercise price equal to the market value of the Company's common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," the effect of which is to record compensation expense for grants made subsequent to this date. The following table illustrates the pro forma effect on net income as if the Company had applied the fair value recognition provisions of SFAS No. 123 to all stock-based employee compensation.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 2 -- Summary of Significant Accounting Policies - (continued)

In the merger all of the JHFS unvested stock options as of the date of announcement of the merger on September 28, 2003, vested immediately prior to the closing date and were exchanged for options exercisable for approximately 23 million Manulife common shares. In addition, substantially all outstanding grants of restricted stock as of the date of the announcement of the merger on September 28, 2003, vested immediately prior to the closing date. The Company granted approximately 29,000 shares of Manulife restricted stock subsequent to the merger. Subsequent to the merger the Company continues to incur compensation expense related to stock compensation issued by Manulife.

                                                                   Period from      Period from
                                                                  April 29, 2004  January 1, 2004
                                                                     through          through        Year Ended     Year Ended
                                                                  December 31,       April 28,      December 31,   December 31,
                                                                      2004             2004             2003           2002
                                                                  -------------------------------------------------------------
                                                                                          (in millions)

Net income, as reported ....................................         $372.7           $329.3            $590.5         $458.9
Add: Stock-based employee compensation expense included
   in reported net income, net of related tax effects ......            4.6              5.4              14.4            3.5
Deduct: Total stock-based employee compensation expense
   determined under fair value method for all awards, net
   of related tax effects (unaudited) ......................            4.6              8.0              39.5           57.6
                                                                     --------------------------------------------------------
Pro forma net income (unaudited) ...........................         $372.7           $326.7            $565.4         $404.8
                                                                     ========================================================

Federal Income Taxes. The provision for Federal income taxes includes amounts currently payable or recoverable and deferred income taxes, computed under the liability method, resulting from temporary differences between the tax basis and book basis of assets and liabilities. A valuation allowance is established for deferred tax assets when it is more likely than not that an amount will not be realized. Foreign subsidiaries and U.S. subsidiaries operating outside of the United States are taxed under applicable foreign statutory rates. Refer to Note 6 - Income Taxes for additional disclosures on this topic.

Foreign Currency Translation. The assets and liabilities of operations in foreign currencies are translated into United States dollars at current exchange rates. Revenues and expenses are translated at average rates during the year. The resulting net translation adjustments for each year are accumulated and included in shareholders' equity. Gains or losses on foreign currency transactions are reflected in earnings.

Cumulative Effect of Accounting Changes

      Statement of Position 03-1 - Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long Duration Contracts and for Separate Accounts

The Company adopted SOP 03-1 on January 1, 2004, which resulted in a decrease in shareholders' equity of $1.5 million (net of tax of $0.8 million). The Company recorded a reduction in net income of $3.3 million (net of tax of $1.8 million) partially offset by an increase in other comprehensive income of $1.8 million (net of tax of $1.0 million) which were recorded as the cumulative effects of an accounting change, on January 1, 2004. In addition, in conjunction with the adoption of SOP 03-1 the Company reclassified $933.8 million in separate account assets and liabilities to the general account balance sheet accounts. Refer to Recent Accounting Pronouncements for further discussion.

      FASB Derivatives Implementation Group Issue No. B36--Embedded Derivatives:
Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures That Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor under Those Instruments (DIG B36)

The Company adopted DIG B36 on October 1, 2003, which resulted in a decrease in shareholders' equity of $179.0 million (net of tax of $96.4 million). The Company recorded a reduction in net income of $279.0 million (net of tax of $150.2 million) partially offset by an increase in other comprehensive income of $99.9 million (net of tax of $53.8 million) which were recorded as the cumulative effects of an accounting change, on October 1, 2003. For additional discussion of DIG B-36, refer to the Recent Accounting Pronouncements section below.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 2 -- Summary of Significant Accounting Policies - (continued)

Recent Accounting Pronouncements

      SFAS No. 123 (revised 2004) - Share Based Payment

In December, 2004, the Financial Accounting Standards Board (the FASB) issued SFAS No. 123 (revised 2004), "Share Based Payment" (SFAS 123R), which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123(R) supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees", and amends SFAS No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123(R) is similar to the approach described in Statement
123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

The Company adopted the fair-value-based method of accounting for share-based payments effective January 1, 2003 using the prospective method described in Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The Company uses the Black-Scholes-Merton option pricing model to estimate the value of stock options granted to employees and expects to continue to use this model upon our anticipated adoption of SFAS No. 123(R), on July 1, 2005.

Because SFAS No. 123(R) must be applied not only to new awards but to previously granted awards that are not fully vested on the effective date, and because the Company adopted SFAS No. 123 using the prospective transition method (which applied only to awards granted, modified or settled after the adoption date), compensation cost for some previously granted awards that were not recognized under SFAS No 123 will be recognized under Statement No. 123(R). However, had we adopted SFAS No.123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described above in the disclosure of pro forma net income and earnings per share in Note 2 - Significant Accounting Policies to our consolidated financial statements.

SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend upon, among other things, when employees exercise stock options), the amount of operating cash flows recognized for such excess tax deductions were $- million, $4.3 million, and $5.0 million in 2004, 2003 and 2002, respectively.

      FASB Staff Position 106-2 - Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003

In May, 2004, the FASB issued FASB Staff Position 106-2 - "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug Improvement and Modernization Act of 2003" (FSP 106-2). In accordance with FSP 106-2, the Company recorded a $40.9 million reduction in the accumulated plan benefit obligation as of the purchase accounting re-measurement date (April 28, 2004) and a $1.6 million decrease in net periodic postretirement benefit costs for the period April 29, 2004 through December 31, 2004.

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

      Statement of Position 03-1 - Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long Duration Contracts and for Separate Accounts

On July 7, 2003, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long Duration Contracts and for Separate Accounts" (SOP 03-1). SOP 03-1 provides guidance on a number of topics unique to insurance enterprises, including separate account presentation, interest in separate accounts, gains and losses on the transfer of assets from the general account to a separate account, liability valuation, returns based on a contractually referenced pool of assets or index, accounting for contracts that contain death or other insurance benefit features, accounting for reinsurance and other similar contracts, accounting for annuitization benefits, and sales inducements to contractholders. Refer to Note 12- Certain Separate Accounts for additional disclosures required by SOP 03-1. See Cumulative Effect of Accounting Changes above for presentation of the impact of adoption of SOP 03-1.

      SFAS No. 150 - Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity

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

On October 1, 2003, the Company adopted DIG B36 and determined that certain of its reinsurance contracts and participating pension contracts contain embedded derivatives. In accordance with DIG B36, the Company bifurcated each of the contracts into its debt host and embedded derivative (total return swap) and recorded the embedded derivative at fair value on the balance sheet with changes in fair value recorded in income. In the case of the Company, DIG B36 results in the establishment of derivative liabilities based on the fair value of all the underlying assets of the respective contracts, including both the assets recorded at amortized cost and the assets recorded at fair value on the balance sheet. With respect to the underlying assets held at amortized cost, current guidance does not permit adjustments to record the fair value of all of these assets. However, the Company's implementation of DIG B36 required embedded derivatives based on the fair value of those assets to be recorded in income. The Company recorded derivative liabilities aggregating $429.2 million based on the fair value of the assets underlying these contracts. Of this total liability, $123.1 million related to assets held at amortized cost without any adjustment recorded to recognize the change in the fair value of the asset. Prior to the adoption of DIG B36, the Company had established, through other comprehensive income, a reserve for its participating pension contracts to recognize the impact on contractholder liabilities of the realization of unrealized gains on assets backing those contracts. With the adoption of DIG B36, this reserve is no longer required and is replaced by the recognition of the fair value of the embedded derivative in income. See Cumulative Effect of Accounting Changes above for presentation of the impact of adoption of DIG B36.

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

FIN 45's disclosure requirements are effective for financial statements of interim or annual periods ending after December 31, 2002. Refer to Note 12--Commitments, Guarantees and Contingencies. Initial recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 had no impact on the Company's consolidated financial position, results of operations or cash flows.

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

      SFAS No. 142--Goodwill and Other Intangible Assets

In January 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets deemed to have indefinite lives no longer be amortized against earnings, but instead be reviewed at least annually for impairment. Intangible assets with definite lives will continue to be amortized over their useful lives. The Company has performed the required initial impairment tests of goodwill and management contracts as of September 30, 2003, based on the guidance in SFAS No.
142. The Company evaluated the goodwill and indefinite lived management contracts of each reporting unit for impairment using valuations of reporting units based on earnings and book value multiples and by reference to similar multiples of publicly traded peers. No goodwill or management contract impairments resulted from these required impairment tests.

No impairment test was performed in 2004, because the Company's goodwill was replaced with new goodwill as a result of the merger with Manulife on April 28, 2004. The Company's post-merger goodwill will be initially tested for impairment in the second quarter of 2005.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Investments

The following information summarizes the components of net investment income and net realized investment and other gains (losses):

                                                             Period from      Period from
                                                               April 29        January 1
                                                                through         through       Year Ended     Year Ended
                                                             December 31,      April 28,     December 31,   December 31,
                                                                 2004             2004           2003           2002
                                                             -----------------------------------------------------------
Net Investment Income
    Fixed maturities ....................................      $1,794.6        $1,073.0        $3,228.7        $3,017.3
    Equity securities ...................................           5.4             2.0            19.7            10.6
    Mortgage loans on real estate .......................         398.0           257.0           772.0           775.8
    Real estate .........................................          21.6             5.4            57.8            72.1
    Policy loans ........................................          78.2            38.5           123.0           120.1
    Short-term investments ..............................          10.6             1.2            16.5            20.5
    Other ...............................................         (72.4)          (41.6)         (230.2)         (210.4)
                                                               --------------------------------------------------------
    Gross investment income .............................       2,236.0         1,335.5         3,987.5         3,806.0

        Less investment expenses ........................         103.9            50.8           188.1           225.0
                                                               --------------------------------------------------------

Net investment income ...................................      $2,132.1        $1,284.7        $3,799.4        $3,581.0
                                                               --------------------------------------------------------

                                                             Period from      Period from
                                                               April 29        January 1
                                                                through         through       Year Ended     Year Ended
                                                             December 31,      April 28,     December 31,   December 31,
                                                                 2004             2004           2003           2002
                                                             -----------------------------------------------------------
Net realized investment and other gains (losses),
    net of related amortization of deferred policy
    acquisition costs and value of business acquired,
    amounts credited to the policyholder dividend
    obligation and amounts credited to participating
    pension contractholders
    Fixed maturities ....................................      $    7.0        $  (26.4)       $ (392.8)       $ (660.9)
    Equity securities ...................................          24.7            73.0            69.9           101.2
    Mortgage loans on real estate and real estate to
      be disposed of ....................................         (33.7)           50.6           244.1            (7.9)
    Derivatives and other invested assets ...............         (14.0)           35.1            81.2            43.0
    Amortization adjustment for deferred policy
      acquisition costs and value of business acquired ..          12.8            10.9            (6.1)           38.9
    Amounts credited to the policyholder dividend
      obligation ........................................           8.1           (34.0)           58.5            11.9
    Amounts credited to participating pension
      contractholders ...................................         (34.9)           (8.2)            3.4            23.3
                                                               --------------------------------------------------------
Net realized investment and other gains (losses), net
    of related amortization of deferred policy
    acquisition costs and value of business acquired,
    amounts credited to the policyholder dividend
    obligation and amounts credited to participating
    pension contractholders .............................      $  (30.0)       $  101.0        $   58.2        $ (450.5)
                                                               ========================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Investments - (continued)

Gross gains were realized on the sale of available-for-sale securities of $181.0 million from April 29 through December 31, 2004, $210.9 million from January 1 through April 28, 2004, $606.9 million in 2003 and $320.0 million in 2002, and gross losses were realized on the sale of available-for-sale securities of $62.5 million from April 29 through December 31, 2004, $13.0 million from January 1 through April 28, 2004, $233.8 million in 2003 and $176.0 million in 2002.

The Company's investments in held-to-maturity and available-for-sale securities are summarized below for the years indicated:

                                                                             December 31, 2004
                                                           -------------------------------------------------------
                                                                             Gross         Gross
                                                            Amortized     Unrealized     Unrealized       Fair
                                                               Cost          Gains         Losses        Value
                                                           -------------------------------------------------------
                                                                               (in millions)
Available-for-Sale:
Corporate securities ................................      $36,732.1      $   797.4      $    63.9      $37,465.6
Asset-backed & mortgage-backed securities ...........        9,503.1          130.0           49.1        9,584.0
Obligations of states and political subdivisions ....          288.3            0.8            1.7          287.4
Debt securities issued by foreign governments .......          172.7           11.4            0.1          184.0
U.S. Treasury securities and obligations of U.S.
   government corporations and agencies .............          341.0            1.6            0.4          342.2
                                                           ------------------------------------------------------
Fixed maturities available-for-sale total ...........       47,037.2          941.2          115.2       47,863.2
Equity securities ...................................          321.5            9.7            0.7          330.5
                                                           ------------------------------------------------------
     Total fixed maturities and equity securities
         available-for-sale .........................      $47,358.7      $   950.9      $   115.9      $48,193.7
                                                           ======================================================

                                                                             December 31, 2003
                                                           -------------------------------------------------------
                                                                             Gross         Gross
                                                            Amortized     Unrealized     Unrealized       Fair
                                                               Cost          Gains         Losses        Value
                                                           -------------------------------------------------------
                                                                               (in millions)
Held-to-Maturity:
Corporate securities ................................      $ 1,144.5      $    21.3      $    18.3      $ 1,147.5
Mortgage-backed securities ..........................          344.2           21.5            0.4          365.3
                                                           ------------------------------------------------------
     Total fixed maturities held-to-maturity ........      $ 1,488.7      $    42.8      $    18.7      $ 1,512.8
                                                           ======================================================

Available-for-Sale:

Corporate securities ................................      $36,122.2      $ 2,698.7      $   304.1      $38,516.8
Mortgage-backed securities ..........................        6,852.0          284.0          143.4        6,992.6
Obligations of states and political subdivisions ....          413.1           17.2            1.2          429.1
Debt securities issued by foreign governments .......          233.7           21.8            1.3          254.2
U.S. Treasury securities and obligations of U.S.
   government corporations and agencies .............          286.7            4.1            1.4          289.4
                                                           ------------------------------------------------------
Fixed maturities available-for-sale .................       43,907.7        3,025.8          451.4       46,482.1
Equity securities ...................................          249.9           83.6            0.4          333.1
                                                           ------------------------------------------------------
     Total fixed maturities and equity securities
         available-for-sale .........................      $44,157.6      $ 3,109.4      $   451.8      $46,815.2
                                                           ======================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Investments - (continued)

The amortized cost and fair value of fixed maturities at December 31, 2004, by contractual maturity, are shown below:

                                                    Amortized Cost   Fair Value
                                                    ----------------------------
                                                            (in millions)
Available-for-Sale:
Due in one year or less...........................    $ 2,371.9      $ 2,378.6
Due after one year through five years.............     10,927.8       11,042.6
Due after five years through ten years............     14,135.2       14,454.6
Due after ten years...............................     10,099.2       10,403.4
                                                      ---------      ---------
                                                       37,534.1       38,279.2
Mortgage-backed securities........................      9,503.1        9,584.0
                                                      ---------      ---------
      Total.......................................    $47,037.2      $47,863.2
                                                      =========      =========

Expected maturities may differ from contractual maturities because eligible borrowers may exercise their right to call or prepay obligations with or without call or prepayment penalties.

The change in net unrealized gains (losses) on trading securities that has been included in earnings during 2004, 2003 and 2002 amounted to $(0.5) million, $0.1 million and $1.7 million, respectively.

The Company participates in a security lending program for the purpose of enhancing income on securities held. At December 31, 2004 and 2003, $339.3 million and $426.9 million, respectively, of the Company's securities, at market value, were on loan to various brokers/dealers, and were fully collateralized by cash and highly liquid securities. The market value of the loaned securities is monitored on a daily basis, and the collateral is maintained at a level of at least 102.0% of the loaned securities' market value.

For 2004, 2003 and 2002, net investment income passed through to participating pension contractholders as interest credited to policyholders' account balances amounted to $170.5 million, $161.7 million and $168.3 million, respectively.

Depreciation expense on investment real estate was $3.9 million, $1.5 million and $3.0 million, in 2004, 2003, and 2002, respectively. Accumulated depreciation was $13.9 million and $36.3 million at December 31, 2004 and 2003, respectively.

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

At the end of each quarter, our Investment Review Committee reviews all securities where market value is less than ninety percent of amortized cost for three months or more to determine whether impairments need to be taken. This committee includes the head of workouts, the head of each industry team, the head of portfolio management, and the Chief Credit Officer of Manulife. The analysis focuses on each company's or project's ability to service its debts in a timely fashion and the length of time the security has been trading below amortized cost. The results of this analysis are reviewed by the Credit Committee at Manulife. This committee includes Manulife's Chief Financial Officer, Chief Investment Officer, Chief Risk Officer, Chief Credit Officer and other senior management. This quarterly process includes a fresh assessment of the credit quality of each investment in the entire fixed maturities portfolio.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Investments - (continued)

There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include (1) the risk that our assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer, (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, (3) the risk that fraudulent information could be provided to our investment professionals who determine the fair value estimates and other than temporary impairments, and (4) the risk that new information obtained by us or changes in other facts and circumstances lead us to change our intent to hold the security to maturity or until it recovers in value. Any of these situations could result in a charge to earnings in a future period.

                 Unrealized Losses on Fixed Maturity Securities

                                                                   As of December 31, 2004
                                          Less than 12 months          12 months or more                    Total
                                          -------------------          -----------------                    -----
                                       Carrying                     Carrying                     Carrying
                                       Value of                     Value of                     Value of
                                      Securities                   Securities                   Securities
                                         with                         with                         with
                                         Gross                        Gross                        Gross
                                      Unrealized    Unrealized     Unrealized     Unrealized    Unrealized     Unrealized
  Description of Securities:             Loss         Losses          Loss          Losses         Loss          Losses
                                     -------------------------------------------------------------------------------------
US Treasury obligations and
  direct obligations of U.S.
  government agencies .............    $   352.1     $   (2.1)         --             --        $   352.1       $   (2.1)
Federal agency mortgage backed
  securities ......................      3,046.2        (49.1)         --             --          3,046.2          (49.1)
Debt securities issued by
  foreign governments .............         10.2         (0.1)         --             --             10.2           (0.1)
Corporate bonds ...................      7,382.1        (63.9)         --             --          7,382.1          (63.9)
                                       ---------------------------------------------------------------------------------
Total, debt securities ............     10,790.6       (115.2)         --             --         10,790.6         (115.2)
Common stocks .....................          4.8         (0.7)         --             --              4.8           (0.7)
                                       ---------------------------------------------------------------------------------
Total .............................    $10,795.4     $ (115.9)         --             --        $10,795.4       $ (115.9)
                                       =================================================================================

The aging of unrealized losses above reflects the mark to market of the portfolio on April 28, 2004. Gross unrealized losses above include unrealized losses from hedging adjustments. Gross unrealized losses from hedging adjustments represent the amount of the unrealized loss that results from the security being designated as a hedged item in a fair value hedge. When a security is so designated, its cost basis is adjusted in response to movements in interest rates. These adjustments, which are non-cash and reverse over time as the asset and derivative mature, impact the amount of unrealized loss on a security. The remaining portion of the gross unrealized loss represents the impact of interest rates on the non-hedged portion of the portfolio and unrealized losses due to creditworthiness on the total fixed maturity portfolio.

At December 31, 2004 the fixed maturity securities had a total gross unrealized loss of $115.9 million. Unrealized losses can be created by rising interest rates or by rising credit concerns and hence widening credit spreads. Credit concerns are apt to play a larger role in the unrealized loss on below investment grade securities. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in credit spreads since the securities were acquired. Credit rating agencies' statistics indicate that investment grade securities have been found to be less likely to develop credit concerns. The gross unrealized loss on below investment grade fixed maturity securities declined from $259.8 million at December 31, 2003 to $18.0 million at December 31, 2004 primarily due to the mark to market on the portfolio as of April 28, 2004. The gross unrealized loss as of December 31, 2004 was largely due to interest rate changes since April 28, 2004.

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

                                               Balance at                              Balance at
                                                Beginning                                End of
                                                 of Year     Additions    Deductions      Year
                                               --------------------------------------------------
                                                                 (in millions)
April 29 through December 31, 2004
     Mortgage loans on real estate .....          $ 83.9      $ 45.3       $ 83.9         $ 45.3
     Real estate to be disposed of .....              --          --           --             --
                                                ------------------------------------------------
Total ..................................          $ 83.9      $ 45.3       $ 83.9         $ 45.3
                                                ================================================

January 1 through April 28, 2004
     Mortgage loans on real estate .....          $ 65.9      $ 23.3       $  5.3         $ 83.9
     Real estate to be disposed of .....              --          --           --             --
                                                ------------------------------------------------
Total ..................................          $ 65.9      $ 23.3       $  5.3         $ 83.9
                                                ================================================

Year ended December 31, 2003
     Mortgage loans on real estate .....          $ 61.7      $ 56.6       $ 52.4         $ 65.9
     Real estate to be disposed of .....              --          --           --             --
                                                ------------------------------------------------
Total ..................................          $ 61.7      $ 56.6       $ 52.4         $ 65.9
                                                ================================================

Year ended December 31, 2002
     Mortgage loans on real estate .....          $112.8      $  8.0       $ 59.1         $ 61.7
     Real estate to be disposed of .....            83.6        29.6        113.2             --
                                                ------------------------------------------------
Total ..................................          $196.4      $ 37.6       $172.3         $ 61.7
                                                ================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Investments - (continued)

At December 31, 2004 and 2003, the total recorded investment in mortgage loans that are considered to be impaired under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," along with the related provision for losses were as follows:

                                                                               December 31,
                                                                            2004          2003
                                                                          ---------------------
                                                                              (in millions)

Impaired mortgage loans on real estate with provision for losses ...       $163.3        $124.4
Provision for losses ...............................................        (45.3)        (37.2)
                                                                           ------        ------
Net impaired mortgage loans on real estate .........................       $118.0        $ 87.2
                                                                           ======        ======

The average recorded investment in impaired loans and the interest income recognized on impaired loans were as follows:

                                                       Years Ended December 31,
                                                      2004      2003      2002
                                                     --------------------------
(in millions)

Average recorded investment in impaired loans.....   $143.9    $ 90.8    $ 74.9
Interest income recognized on impaired loans......      7.3       3.4       5.0


The payment terms of mortgage loans on real estate may be restructured or modified from time to time. Generally, the terms of the restructured mortgage loans call for the Company to receive some form or combination of an equity participation in the underlying collateral, excess cash flows or an effective yield at the maturity of the loans sufficient to meet the original terms of the loans.

Restructured mortgage loans aggregated $107.3 million and $87.8 million as of December 31, 2004 and 2003, respectively. The expected gross interest income that would have been recorded had the loans been current in accordance with the original loan agreements and the actual interest income recorded were as follows:

                                                   Years Ended December 31,
                                                  2004        2003       2002
                                                -------------------------------
                                                         (in millions)
Expected......................................   $10.1       $ 7.6      $ 4.8
Actual........................................     8.7         7.2        4.7

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Investments - (continued)

At December 31, 2004, the mortgage portfolio was diversified by specific collateral property type and geographic region as displayed below:

Collateral                                       Carrying        Geographic                                      Carrying
Property Type                                     Amount         Concentration                                    Amount
----------------------------------------------------------------------------------------------------------------------------
                                               (in millions)                                                   (in millions)
Apartments..............................         $ 1,645.1       East North Central......................        $ 1,241.5
Hotels..................................             437.6       East South Central......................            473.1
Industrial..............................           1,004.5       Middle Atlantic.........................          1,690.1
Office buildings........................           2,409.2       Mountain................................            746.4
Retail..................................           2,682.5       New England.............................            932.0
Multi family............................               0.7       Pacific.................................          2,539.9
Mixed Use...............................             433.0       South Atlantic..........................          2,551.7
Agricultural............................           2,945.7       West North Central......................            408.4
Other...................................             279.6       West South Central......................            979.0
                                                                 Canada/Other............................            275.8

Allowance for losses....................             (45.3)      Allowance for losses....................            (45.3)
                                               --------------                                                  -------------

Total...................................         $11,792.6       Total...................................        $11,792.6
                                               ==============                                                  =============

Mortgage loans with outstanding principal balances of $127.0 million, and bonds with amortized cost of $145.7 million were non-income producing for the year ended December 31, 2004. There was no non-income producing real estate for the year ended December 31, 2004.

Securitization activity

The Company originates commercial mortgages and sells them to Commercial Mortgage Backed Securities Trusts (Trusts), and in certain cases, retains servicing rights to the mortgages sold. These Trusts are QSPEs in accordance with SFAS No. 140 and therefore, as transferor of financial assets to these Trusts, the Company is prohibited from using consolidation accounting for its relationships with them. In accordance with FIN 46, this prohibition will continue. During 2004, 2003, and 2002, the Company sold $124.7 million, $529.8 million, and $343.5 million of commercial mortgage loans in securitization transactions, respectively, for which it received net proceeds of $125.0 million, $541.4 million, and $345.2 million, respectively, from which it recognized pre-tax gains of $0.3 million, $12.0 million, and $1.9 million, respectively, and from which it retained servicing assets of (none for 2004), $0.4 million, and $0.3 million, respectively. The Company's mortgage servicing assets were valued, in the aggregate, at $1.6 million, $1.4 million December 31, 2004 and 2003, respectively.

During December, 2003, the Company securitized $277.6 million of below investment grade corporate bonds, all of which were previously owned by the Company, by transferring them to a trust, Signature QSPE, Limited (the Trust), which the Company sponsored. The Trust is a QSPE in accordance with SFAS No. 140, and as transferor of assets to the Trust, the Company is prohibited from consolidating the Trust. The Company retained $140.0 million of notes issued by the Trust which were rated A1, and which are recorded as fixed maturities: available for sale on the Company's Consolidated Balance Sheets, and the Company retained $12.7 million of equity issued by the QSPE, which is unrated, and which is recorded in other invested assets on the Company's Consolidated Balance Sheets. The Company received net proceeds of $124.9 million, representing the proceeds from sales of notes issued by the Trust to unrelated parties, and the Company recorded a realized gain of $10.8 million on these proceeds. The Company recognized no servicing assets as a result of this securitization. All of the assets transferred from the Company to the trust were performing assets; none of the transferred assets were delinquent or in default. No similar securitization was performed in 2004.

The Company values retained security interests in securitizations, at time of issue and subsequently, using the same pricing methods as it uses for its existing investment portfolio. Fair value prices are obtained from an independent pricing service when available, and if not available are estimated by the Company by discounting expected future cash flows using a current market rate applicable to the yield, credit quality and maturity of the investments. Refer to Note 17- Fair Value of Financial Instruments below for further discussion of the Company's fair value methodologies. The Company values servicing rights by estimating future cash flows from the servicing assets using discount rates that approximate market rates.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Investments - (continued)

Equity method investments

Investments in other assets, which include unconsolidated joint ventures, partnerships, and limited liability corporations, accounted for using the equity method of accounting totaled $2,427.0 million and $1,944.6 million at December 31, 2004 and 2003, respectively. Total combined assets of such investments were $14,931.4 million and $15,105.4 million (consisting primarily of investments), and total combined liabilities were $3,082.6 million and $1,583.8 million (including $1,386.8 million and $1,216.3 million of loans payable) at December 31, 2003 and 2002, respectively. Total combined revenues and expenses of these investments in 2004 were $1,299.9 million and $660.3 million, respectively, resulting in $639.6 million of total combined income from operations. Total combined revenues and expenses of these investments in 2003 were $1,184.0 million and $940.3 million, respectively, resulting in $243.7 million of total combined income from operations. Total combined revenues and expenses of these investments in 2002 were $893.6 million and $1,108.1 million, respectively, resulting in $214.5 million of total combined loss from operations. Depending on the timing of receipt of audited financial statements of these other assets, the above financial data could be up to one year in arrears. Net investment income on investments accounted for using the equity method of accounting totaled $121.4 million for the period from April 29, 2004 through December 31, 2004 and $74.2 million for the period from January 1, 2004 through April 28, 2004.
Net investment income on investments accounted for using the equity method of accounting totaled $138.3 million and $64.8 million in 2003 and 2002, respectively.

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

Total size of Company-Managed CDOs (1)                       December 31,
                                                       2004               2003
                                                    ----------------------------
                                                            (in millions)

Total assets .............................           $3,775.9           $4,922.2
                                                     ========           ========

Total debt ...............................            3,707.9           $4,158.2
Total other liabilities ..................                9.0              712.0
                                                     --------           --------
Total liabilities ........................            3,716.9            4,870.2
Total equity .............................               59.0               52.0
                                                     --------           --------
Total liabilities and equity .............           $3,775.9           $4,922.2
                                                     ========           ========

(1) The reduction in size of the Company-Managed CDOs is primarily due to the liquidation, at maturity, of Declaration Funding 1 LTD, in May 2004.

Maximum exposure of the Company to losses from                  December 31,
Company-Managed CDOs                                      2004                2003
                                                   -------------------------------------
                                                      (in millions, except percents)
Investment in tranches of Company managed CDOs,
by credit rating (Moody's/Standard & Poors):
Aaa/AAA .......................................    $160.2      61.2%    $201.0    35.6 %
Aa1/AA+ .......................................      62.7      24.0       75.7      13.4
Baa2/BBB ......................................        --        --      218.0      38.8
B2 ............................................        --        --        8.0       1.4
B3/B- .........................................       7.5       2.9         --        --
Caa1/CCC+ .....................................      10.6       4.0       13.2       2.3
Not rated (equity) ............................      20.6       7.9       48.1       8.5
                                                   ------    ------     ------    ------
Total Company exposure ........................    $261.6    100.0 %    $564.0    100.0 %
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

Total size of the Properties (1)
                                                               December 31,
                                                            2004         2003
                                                          ----------------------
                                                              (in millions)

Total assets .......................................      $1,103.9      $  982.7
                                                          ========      ========

Total debt .........................................      $  669.9      $  576.3
Total other liabilities ............................         103.3         116.6
                                                          --------      --------
Total liabilities ..................................         773.2         692.9
Total equity .......................................         330.7         289.8
                                                          --------      --------
Total liabilities and equity .......................      $1,103.9      $  982.7
                                                          ========      ========

(1) Property level data reported above is reported with three month delays due to the delayed availability of financial statements of the Funds.

Maximum exposure of the Company to losses from the Properties
                                                                  December 31,
                                                                 2004      2003
                                                                ----------------
                                                                 (in millions)

Equity investment in the Properties (1) ....................    $323.2    $291.0
Outstanding equity capital commitments to the Properties ...      90.9     108.2
Carrying value of mortgages for the Properties .............      67.1      62.8
Outstanding mortgage commitments to the Properties .........       0.9       5.1
                                                                ------    ------
Total Company exposure .....................................    $482.1    $467.1
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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 4 -- Relationships with Variable Interest Entities - (Continued)

Since 2001, the Company has been involved with Arclight Energy Partner Fund I, L.P. (Arclight), which is a private equity fund which invests in the electric power, utility and energy industry sectors. The Company is a limited partner investor, owning approximately 55.0% of Arclight's partners' capital at December 31, 2004. The Company's potential losses in relation to Arclight are limited to its investment in Arclight. As of September 30, 2004, the most recent date for which data is available, Arclight had total assets of $825.4 million, $0.8 million of liabilities, and $824.6 million of partners' capital. The Company has determined that it is not the primary beneficiary of this entity and accordingly does not need to consolidate Arclight.

Note 5 -- Derivatives and Hedging Instruments

The fair values of derivative instruments classified as assets at December 31, 2004 and 2003 were $1,198.9 million and $765.4 million, respectively, and appear on the consolidated balance sheet in other assets. The fair values of derivative instruments classified as liabilities at December 31, 2004 and 2003 were $1,168.9 million and $1,700.1 million, respectively, and appear on the consolidated balance sheet in other liabilities. The fair values of derivative instruments, identified as embedded derivatives in participating pension contracts pursuant to DIG B36, classified as liabilities and appear on the Company's Consolidated Balance Sheets in policyholders' funds at December 31, 2004 and 2003 were $48.6 million and $225.6 million, respectively.

Fair Value Hedges. The Company uses interest rate futures contracts and interest rate swap agreements as part of its overall strategies of managing the duration of assets and liabilities or the average life of certain asset portfolios to specified targets. Interest rate swap agreements are contracts with a counterparty to exchange interest rate payments of a differing character (e.g., fixed-rate payments exchanged for variable-rate payments) based on an underlying principal balance (notional principal). The net differential to be paid or received on interest rate swap agreements is accrued and recognized as a component of net investment income.

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

      For the period January 1, 2004 through April 28, 2004, the Company recognized net gains of $4.4 million related to the ineffective portion of its fair value hedges, and net losses of $3.8 million related to the portion of the hedging instruments that were excluded from the assessment of hedge effectiveness. For the period April 29, 2004 through December 31, 2004, the Company recognized net losses of $38.5 million related to the ineffective portion of its fair value hedges, and net gains of $1.1 million related to the portion of the hedging instruments that were excluded from the assessment of hedge effectiveness. For the year ended December 31, 2003, the Company recognized net losses of $5.8 million related to the ineffective portion of its fair value hedges, and net losses of $1.5 million related to the portion of the hedging instruments that were excluded from the assessment of hedge effectiveness. These amounts are recorded in net realized investment and other gains and losses.

Cash Flow Hedges. The Company uses forward starting interest rate swap agreements to hedge the variable cash flows associated with future fixed income asset acquisitions, which will support the Company's long-term care and life insurance businesses. These agreements will reduce the impact of future interest rate changes on the cost of acquiring adequate assets to support the investment income assumptions used in pricing these products. During the periods in the future when the

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 5 -- Derivatives and Hedging Instruments - (continued)

acquired assets are held by the Company, the accumulated gain or loss will be amortized into investment income as a yield adjustment on the assets.

The Company also uses interest rate swap agreements to hedge the variable cash flows associated with payments that it will make on certain funding agreements issued by the company. Amounts are reclassified from other comprehensive income as a yield adjustment when the payments are made.

For the period January 1, 2004 through April 28, 2004, the Company recognized losses of $4.8 million related to the ineffective portion of its cash flow hedges. For the period April 29, 2004 through December 31, 2004 the Company recorded gains of $7.7 million related to the ineffective portion of its cash flow hedges. These amounts are recorded in net realized investment and other gains and losses. For the year ended December 31, 2004, all of the Company's hedged forecast transactions qualified as cash flow hedges.

For the period January 1, 2004 through April 28, 2004, a net gain of $1.2 million was reclassified from other accumulated comprehensive income to earnings. For the period April 29, 2004 through December 31, 2004, the Company reclassified no gains or losses from other accumulated comprehensive income to earnings. It is anticipated that approximately $1.3 million will be reclassified from other accumulated comprehensive income to earnings within the next twelve months. The maximum length for which variable cash flows are hedged is 24 years.

For the year ended December 31, 2004, none of the Company's cash flow hedges were discontinued because it was probable that the original forecasted transactions would not occur by the end of the originally specified time period documented at inception of the hedging relationship.

For the period January 1, 2004 through April 28, 2004, losses of $37.3 million (net of tax of $20.0 million) representing the effective portion of the change in fair value of derivative instruments designated as cash flow hedges were added to accumulated other comprehensive income, resulting in a balance of $188.8 million (net of tax of $99.6 million) respectively. For the period April 29, 2004 through December 31, 2004, gains of $242.4 million (net of tax of $110.4 million) representing the effective portion of the change in fair value of derivative instruments designated as cash flow hedges were added to accumulated other comprehensive income, resulting in a balances of $242.4 million (net of tax of $110.4 million) at December 31, 2004. For the year ended December 31, 2003 gains of $28.7 million (net of tax of $15.5 million) represented the effective portion of the change in fair value of derivative instruments designated as cash flow hedges were added to accumulated other comprehensive income, resulting in a balance of $223.3 million (net of tax of $120.3 million) at December 31, 2003.

Derivatives Not Designated as Hedging Instruments. The Company enters into interest rate swap agreements, cancelable interest rate swap agreements, total return swaps, interest rate futures contracts, credit default swaps and interest rate cap and floor agreements to manage exposure to interest rates as described above under Fair Value Hedges, without designating the derivatives as hedging instruments.

In addition the Company used interest rate floor agreements to hedge the interest rate risk associated with minimum interest rate guarantees in certain of its life insurance and annuity businesses, without designating the derivatives as hedging instruments.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 6 -- Income Taxes

The Company participates in the filing of a life/non-life insurance consolidated Federal income tax return. The life insurance company sub-group includes three domestic life insurance companies (the Company, John Hancock Variable Life Insurance Company and Manulife Insurance Company, formerly Investors Partner Life Insurance Company) and a Bermuda life insurance company (John Hancock Reassurance Company, Ltd.) that is treated as a U.S. company for Federal income tax purposes. The non-life insurance company subgroup consists of John Hancock Financial Services, Inc., John Hancock Subsidiaries, LLC and John Hancock International Holdings, Inc.

Income before income taxes and cumulative effect of accounting changes includes the following:

                                                    April 29     January 1
                                                     through      through
                                                  December 31,   April 28,
                                                      2004          2004        2003         2002
                                                  -------------------------------------------------
                                                                     (in millions)

Domestic ......................................    $  471.7      $  472.2     $1,200.7     $  559.5
Foreign .......................................        16.8           2.0         14.1          8.0
                                                   ------------------------------------------------
Income before income taxes and cumulative
  effect of accounting changes ................    $  488.5      $  474.2     $1,214.8     $  567.5
                                                   ================================================

The components of income taxes were as follows:

                                                    April 29     January 1
                                                     through      through
                                                  December 31,   April 28,
                                                      2004          2004        2003         2002
                                                  -------------------------------------------------
                                                                     (in millions)
Current taxes:
   Federal ....................................    $   84.8      $  (33.2)    $  163.9     $   93.4
   Foreign ....................................         7.7           1.1          4.4          2.0
   State ......................................         3.1           1.5          4.6          4.6
                                                   ------------------------------------------------
                                                       95.6         (30.6)       172.9        100.0
                                                   ------------------------------------------------

Deferred taxes:
   Federal ....................................        25.3         175.2        179.0         14.6
   Foreign ....................................        (0.6)         (0.8)         0.1          0.7
   State ......................................        (4.5)         (2.2)        (6.7)        (6.7)
                                                   ------------------------------------------------
                                                       20.2         172.2        172.4          8.6
                                                   ------------------------------------------------

                                                   ------------------------------------------------
   Total income taxes .........................    $  115.8      $  141.6     $  345.3     $  108.6
                                                   ================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 6 -- Income Taxes - (continued)

A reconciliation of income taxes computed by applying the Federal income tax rate to income before income taxes and the consolidated income tax expense charged to operations follows:

                                      April 29     January 1
                                       through      through
                                    December 31,   April 28,
                                        2004          2004      2003       2002
                                    --------------------------------------------
                                                     (in millions)

Tax at 35% ........................    $171.0      $166.0      $425.2    $198.6
Add (deduct):
   Prior year taxes ...............      14.2         2.3         4.7      (2.7)
   Tax credits ....................     (37.9)      (18.6)      (50.2)    (36.4)
   Foreign taxes ..................       1.3          --         1.4       2.0
   Tax exempt investment income ...      (7.3)       (4.2)      (21.3)    (25.7)
   Lease income ...................     (24.5)       (2.4)       (9.7)    (25.5)
   Other ..........................      (1.0)       (1.5)       (4.8)     (1.7)
                                     ------------------------------------------

     Total income taxes ...........    $115.8      $141.6      $345.3    $108.6
                                     ==========================================

The significant components of the Company's deferred tax assets and liabilities were as follows:

                                                                December 31,
                                                             2004        2003
                                                           ---------------------
                                                                 (in millions)
Deferred tax assets:
   Policy reserve adjustments .........................    $  787.0   $   639.8
   Other employee benefits ............................       176.9       174.9
   Book over tax basis of investments .................       586.9       528.9
   Dividends payable to policyholders .................       253.0        99.6
   Interest ...........................................        56.6        40.2
   Pension plan expense ...............................        57.7          --
   Deferred policy acquisition costs ..................       146.4          --
                                                           --------   ---------
      Total deferred tax assets .......................     2,064.5     1,483.4
                                                           --------   ---------
Deferred tax liabilities:
   Pension plan expense ...............................          --        47.5
   Deferred policy acquisitions costs .................          --       925.6
   Depreciation .......................................        33.8        72.3
   Basis in partnerships ..............................       108.9        72.6
   Market discount on bonds ...........................       146.1        20.0
   Capitalized charges related to mutual funds ........          --         3.0
   Lease income .......................................        71.2     1,041.4
   Value of business acquired .........................     1,215.8          --
   Unrealized gains ...................................       227.1       705.1
   Merger expenses ....................................       208.4          --
   Other ..............................................         3.1        29.9
                                                           --------   ---------
     Total deferred tax liabilities ...................    $2,014.4   $ 2,917.4
                                                           --------   ---------

           Net deferred tax assets (liabilities) ......    $   50.1   $(1,434.0)
                                                           ========   =========

The Company made income tax payments of $59.4 million, $147.4 million and $104.9 million in 2004, 2003 and 2002, respectively.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 7 -- Closed Block - (continued)

The following tables set forth certain summarized financial information relating to the closed block as of the dates indicated:

                                                                      December 31,
                                                                 -----------------------
                                                                   2004          2003
                                                                 -----------------------
                                                                      (in millions)
Liabilities
Future policy benefits ......................................    $10,759.5     $10,690.6
Policyholder dividend obligation ............................        540.1         400.0
Policyholders' funds ........................................      1,506.7       1,511.9
Policyholder dividends payable ..............................        419.3         413.1
Other closed block liabilities ..............................         64.4          37.4
                                                                 -----------------------
            Total closed block liabilities ..................    $13,290.0     $13,053.0
                                                                 =======================
Assets

Investments
Fixed maturities:
      Held-to-maturity--at amortized cost
        (fair value: 2003--$69.6) ...........................           --     $    66.0
      Available-for-sale--at fair value
        (cost: 2004--$6,474.1; 2003--$5,847.6) ..............    $ 6,585.6       6,271.1
Equity securities:
      Available-for-sale--at fair value
        (cost: 2004--$7.0; 2003--$9.1) ......................          7.0           9.1
Mortgage loans on real estate ...............................      1,662.0       1,577.9
Policy loans ................................................      1,534.3       1,554.0
Short-term investments ......................................           --           1.2
Other invested assets .......................................        324.3         230.6
                                                                 -----------------------
            Total investments ...............................     10,113.2       9,709.9
                                                                 =======================

Cash and cash equivalents ...................................        142.9         248.3
Accrued investment income ...................................        140.2         145.1
Other closed block assets ...................................        317.2         308.6
                                                                 -----------------------
            Total closed block assets .......................    $10,713.5     $10,411.9
                                                                 =======================
Excess of reported closed block liabilities over assets
  designated to the closed block ............................    $ 2,576.5     $ 2,641.1
Portion of above representing other comprehensive income:
      Unrealized appreciation (depreciation), net of
         tax of $(39.7) million and $(148.0) million
         at 2004 and 2003, respectively .....................         74.3         275.3
      Allocated to the policyholder dividend obligation,
         net of tax $40.1 million and $148.1 million at
         2004 and 2003, respectively ........................        (74.4)       (275.1)
                                                                 -----------------------
            Total ...........................................         (0.1)          0.2
            Maximum future earnings to be recognized from
              closed block assets and liabilities ...........    $ 2,576.4     $ 2,641.3
                                                                 =======================
Change in the policyholder dividend obligation:
      Balance at beginning of period ........................    $   400.0     $   288.9
Purchase accounting fair value adjustment ...................        208.4
Impact on net income before income taxes ....................        (68.4)        (57.9)
Unrealized investment gains (losses) ........................          0.1         169.0
                                                                 -----------------------
            Balance at end of period ........................    $   540.1     $   400.0
                                                                 =======================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 7 -- Closed Block - (continued)

                                                                                      Period from    Period from
                                                                                        April 29      January 1
                                                                                        through        through
                                                                                      December 31,    April 28,
                                                                                          2004           2004          2003
                                                                                     ----------------------------------------
                                                                                                    (in millions)
Change in the policyholder dividend obligation:
    Balance at beginning of period .............................................       $  308.8       $  400.0       $  288.9
Purchase accounting fair value adjustment ......................................          208.4           --             --
Impact on net income before income taxes .......................................          (91.8)          23.4          (57.9)
Unrealized investment gains (losses) ...........................................          114.7         (114.6)         169.0
                                                                                     ----------------------------------------
    Balance at end of period ...................................................       $  540.1       $  308.8       $  400.0
                                                                                     ========================================

                                                                    Period from     Period from
                                                                      April 29       January 1
                                                                      through         through      Year Ended      Year Ended
                                                                    December 31,     April 28,    December 31,    December 31,
                                                                        2004            2004          2003            2002
                                                                    ----------------------------------------------------------
                                                                                           (in millions)
Revenues
Premiums ........................................................    $  573.2       $  278.0       $  915.7       $  969.9
Net investment income ...........................................       348.0          208.4          648.2          663.9
Net realized investment and other gains (losses), net of
   amounts credited to the policyholder dividend obligation
   of $8.1 million for the period April 29 through December 31,
   2004; $(33.7) million for the period January 1 through
   April 28, 2004; and $(58.2) million and $(11.9) million,
   for the years ended December 31, 2003 and 2002,
   respectively .................................................         1.3          (35.7)          (4.5)          (5.2)
Other closed block revenues .....................................          --           (0.2)          (0.1)           0.1
                                                                     --------------------------------------------------------
      Total closed block revenues ...............................       922.5          450.5        1,559.3        1,628.7
Benefits and Expenses
Benefits to policyholders .......................................       636.0          310.9          982.0        1,057.6
Change in the policyholder dividend obligation ..................       (85.2)         (11.2)          (2.4)         (60.2)
Other closed block operating costs and expenses .................        (3.4)           0.9           (3.0)          (5.2)
Dividends to policyholders ......................................       285.1          141.1          449.5          489.7
                                                                     --------------------------------------------------------
Total benefits and expenses .....................................       832.5          441.7        1,426.1        1,481.9

Closed block revenues, net of closed block benefits and
   expenses, before income taxes and cumulative effect of
   accounting change ............................................        90.0            8.8          133.2          146.8
Income taxes, net of amounts credited to the policyholder
   dividend obligation of  $1.7 million for the period April 29 through December 31, 2004; $0.6 million for the period
   January 1 through April 28, 2004; and $2.1 million and
   $1.3 million, for the years ended December 31, 2003 and
   2002 respectively ............................................        31.6            2.3           45.6           50.0
                                                                     --------------------------------------------------------
Closed block revenues, net of closed block benefits and
   expenses and income taxes, before cumulative effect of
   accounting change ............................................    $   58.4       $    6.5       $   87.6       $   96.8
                                                                     ========================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 7 -- Closed Block - (continued)

      Maximum future earnings from closed block assets and liabilities:

                                                       Years Ended December 31,
                                                       ------------------------
                                                          2004           2003
                                                          ----           ----
                                                             (in millions)
Beginning of period................................    $ 2,641.3      $ 2,728.9
End of period......................................      2,576.4        2,641.3
                                                       ------------------------
Change during period...............................    $   (64.9)     $   (87.6)
                                                       ========================

Note 8 -- Sale/Leaseback Transaction and Other Lease Obligations

On March 14, 2003, the Company sold three of its Home Office complex properties to Beacon Capital Partners for $910.0 million. As part of the transaction, the Company entered into a long-term lease of the space it now occupies in those buildings and plans on continuing to use them as its corporate headquarters. As a result of the sale-leaseback transaction, the Company recognized a current realized gain of $233.8 million and a deferred profit of $247.7 million. A capital lease obligation of $90.0 million was recorded for one of the properties, which has a 15 year market-based lease term. The other two properties have operating market-based leases which range from 5 to 12 years. The Company also provided Beacon Capital Partners with a long-term sublease on the Company's parking garage. This sublease was terminated in April 2004, when the Company sold the parking garage to Beacon Capital Partners. The Company recognized a gain on the sale of the garage of $74.2 million. The Company has a cancelable market rate lease for parking spaces at the garage.

The future minimum lease payments by year and in the aggregate, under the capital lease and under non-cancelable operating leases are presented below:

                                                                       Non-
                                                                    cancelable
                                                       Capital       Operating
                                                        Lease         Leases
                                                     --------------------------
                                                           (in millions)
2005...........................................      $   8.8          $42.0
2006...........................................          8.8           42.0
2007 ..........................................          8.8           37.1
2008...........................................          8.8           34.1
2009 ..........................................          8.8           31.0
Thereafter ....................................         79.9          123.6
                                                     ---------      --------
Total minimum lease payments ..................        123.9         $309.8
                                                                    ========
Amounts representing interest .................        (45.8)
                                                     --------
Present value of net minimum lease payments....         78.1
Current portion of capital lease obligation....         (8.8)
                                                     --------
Total..........................................      $  69.3
                                                     ========

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 9 -- Debt and Line of Credit

Short-term and long-term debt consists of the following:

                                                                              December 31,
                                                                          2004         2003
                                                                        ---------------------
                                                                              (in millions)
Short-term debt:
   Current maturities of long-term debt ............................    $  137.7     $  104.0

Long-term debt:
   Surplus notes, 7.38% maturing in 2024 (1) .......................       516.7        447.6
   Notes payable, interest ranging from 6.4% to 12.1%,
     due in varying amounts to 2012 ................................       176.5        171.3
                                                                        --------     --------
Total long-term debt ...............................................       693.2        618.9

Less current maturities ............................................      (137.7)      (104.0)
                                                                        --------     --------
Long-term debt .....................................................       555.5        514.9
                                                                        --------     --------

   Total long and short-term debt before fair value adjustments ....       693.2        618.9

Fair value adjustments related to interest rate swaps (1) ..........        22.1         94.5
                                                                        --------     --------

Total long and short-term debt after fair value adjustments ........    $  715.3     $  713.4
                                                                        ========     ========

Consumer notes:
   Notes payable, interest ranging from 1.75% to 6.25%
     due in varying amounts to 2032 ................................    $2,379.1     $1,550.4
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

The issuance of Surplus Notes by the Company was approved by the Massachusetts Commissioner of Insurance, and any payments of interest or principal on the Surplus Notes requires the prior approval of the Massachusetts Commissioner of Insurance. The notes payable consists of debt issued by various operating subsidiaries of the Company of which $124.5 million was outstanding at December 31, 2004 at Signature Fruit, Inc., a subsidiary of the Company, $101.7 million of which is short-term.

At December 31, 2004 the Company had two separate committed lines of credit: one of $500 million, through a syndication of banks including Fleet National Bank, JPMorgan Chase, Credit Suisse First Boston, The Bank of New York, Barclays, The Bank of Nova Scotia, Wachovia, Royal Bank of Canada, State Street Bank, Bank of America, Bank One, BNP Paribas, Deutsche Bank, PNC Bank, Sovereign Bank, Westdeutsche Landesbank, Comerica Bank and Northern Trust (the "external line of credit"); the second of $1.0 billion with the Company's parent, Manulife (the "Manulife line of credit"). The external line of credit agreement provides for a multi-year facility for $500 million (renewable in 2005). The external line of credit is available for general corporate purposes. The external line of credit agreement has no material adverse change clause, and includes, among others, the following covenants: minimum requirements for JHFS shareholder's equity, maximum limit on the capitalization ratio and a negative pledge clause (with exceptions) as well as limitations on subsidiary debt, none of which were triggered as of December 31, 2004. The external line of credit also contains cross-acceleration provisions, none of which were triggered as of December 31, 2004. The fee structure of the external line of credit is determined by the rating levels of JHFS or the Life Company. To date, the Company has not borrowed any amounts under the external lines of credit as of December 31, 2004.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 9 -- Debt and Line of Credit - (continued)

The Manulife line of credit agreement provides for a 364-day credit facility for $1.0 billion. Manulife will commit, when requested, to loan funds at prevailing interest rates as determined in accordance with the line of credit agreement. Under the terms of the agreement, the Company is required to maintain certain minimum levels of net worth and comply with certain other covenants, which were met at December 31, 2004. To date, we have not borrowed any amounts under the external or Manulife lines of credit as of December 31, 2004.

Aggregate maturities of long-term debt are as follows: 2005--$137.7 million; 2006--$16.0 million; 2007--$11.7 million; 2008--$2.0 million, 2009 - $1.2 million; and thereafter--$524.6 million.

Interest expense on debt, included in other operating costs and expenses, was $27.7 million and $14.2 million for the periods from April 29 through December 31, 2004 and January 1 through April 28, 2004, respectively. Interest expense on debt, included in other operating costs and expenses, was $49.6 million and $52.6 million in 2003 and 2002, respectively. Interest paid on debt was $24.8 million and $19.2 million for the period from April 29 through December 31, 2004 and January 1 through April 28, 2004, respectively. Interest paid amounted to $46.2 million in 2003 and $47.0 million in 2002.

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

Aggregate maturities of consumer notes, gross of unamortized dealer fees, are as follows: 2005 - $22.1 million, 2006--$80.5 million; 2007--$144.0 million;
2008--$106.3 million, 2009--$38.2 million; and thereafter--$1,977.5 million. As of December 31, 2004, there were no maturities of consumer notes in 2004.

Interest expense on consumer notes, included in benefits to policyholders, was $100.8 million, $39.0 million and $2.5 million in 2004, 2003, and 2002, respectively. Interest paid amounted to $90.1 million, $29.8 million and $1.4 million in 2004, 2003 and 2002.

Note 10 -- Minority Interest

Minority interest consist of equity interests in a consolidated partnership. For financial reporting purposes, the assets, the liabilities, and earnings of the partnership are consolidated in the Company's financial statements. The minority interest of $5.1 million on the Company's Consolidated Balance Sheets in the equity of the consolidated partnership reflects the original investment by minority shareholders in the consolidated partnership, along with their proportional share of the earnings or losses of this partnership.

Note 11 - Related Party Transactions

The Company provides JHFS, its parent, with personnel, property, and facilities in carrying out certain of its corporate functions. The Company annually determines a fee (the parent company service fee) for these services and facilities based on a number of criteria, which are periodically revised to reflect continuing changes in the Company's operations. The parent company service fee is included in other operating costs and expenses in the Company's Consolidated Statements of Income. The Company charged JHFS service fees of $17.3 million, $21.0 million and $23.0 million for the years ending December 31, 2004, 2003 and 2002, respectively. As of December 31, 2004, JHFS was current in its payments to the Company related to these services.

The Company provides certain administrative and asset management services to its pension plans and employee welfare trust (the Plans). Fees paid to the Company for these services were $6.4 million, $5.7 million and $7.2 million during the years ended December 31, 2004, 2003 and 2002, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 11 -- Related Party Transactions - (continued)

During the years ended December 31, 2004 and 2003, the Company paid $100.1 million and $24.8 million, respectively, in premiums to an affiliate, John Hancock Insurance Company of Vermont (JHIC of Vermont) for certain insurance services. All of these were in Trust Owned Health Insurance (TOHI) premiums, a funding vehicle for postretirement medical benefit plans, which offers customers an insured medical benefit-funding program in conjunction with a broad range of investment options.

The Company has reinsured certain portions of its long-term care insurance and group pension businesses with John Hancock Reassurance Company, Ltd. of Bermuda (JHReCo), an affiliate and wholly owned subsidiary of JHFS. The Company entered into these reinsurance contracts in order to facilitate its capital management process. These reinsurance contracts are primarily written on a funds withheld basis where the related financial assets remain invested at the Company. During the fourth quarter of 2003, the reinsurance agreement covering pension contracts was converted to a modified coinsurance agreement. As a result, the Company recorded a liability for coinsurance amounts withheld from JHReCo of $1,529.0 million and $994.5 million at December 31, 2004 and 2003, respectively, which are included with other liabilities in the Company's Consolidated Balance Sheets and recorded reinsurance recoverable from JHReCo of $2,169.2 million and $1,421.1 million at December 31, 2004 and 2003, respectively, which are included with other reinsurance recoverables on the Company's Consolidated Balance Sheets. Premiums ceded to JHReCo were $702.8 million, $868.7 million and $596.8 million during the years ended December 31, 2004, 2003 and 2002 respectively.

During the year ended 2002, the Company reinsured certain portions of its group pension businesses with an affiliate, JHIC of Vermont. The Company entered into these reinsurance contracts in order to facilitate its capital management process. These reinsurance contracts are primarily written on a modified coinsurance basis where the related financial assets remain invested at the Company. As a result, the Company recorded a liability for reinsurance recoverable from JHIC of Vermont of $286.5 million and $157.2 million at December 31, 2004 and 2003, which is included with other liabilities in the Company's Consolidated Balance Sheets. At December 31, 2004 and December 31, 2003, the Company had not recorded any outstanding reinsurance receivables from JHIC of Vermont. Reinsurance recoverable is typically recorded with other reinsurance recoverables on the consolidated balance sheet. Premiums ceded by the Company to JHIC of Vermont were $1.0 and $0.8 million during the years ended December 31, 2004 and 2003.

The Company, in the ordinary course of business, invests funds deposited with it by customers and manages the resulting invested assets for growth and income for customers. From time to time, successful investment strategies of the Company may attract deposits from affiliates of the Company. At December 31, 2004, the Company managed approximately $58.5 million of investments for Manulife affiliates which to date generated market-based revenue for the Company.

To effect the efficiencies of the merger with Manulife, the Company has an arrangement with its parent, Manulife, to share the cost of certain corporate services including, among others, personnel, property facilities, catastrophic reinsurance coverage, and directors' and officers insurance. In addition, synergies of sales agents are being found whereby the Company has an arrangement for the compensation of its sales agents for cross-selling products of Manulife affiliates. Operational efficiencies identified in the merger are subject to a service agreement between the Company and its affiliate Manulife U.S.A., a U.S.-based life insurance subsidiary of Manulife, whereby the Company is obligated to provide certain services in support of Manulife U.S.A's business. Further, under the service agreement Manulife U.S.A. is obligated to provide compensation to the Company for services provided. Through December 31, 2004, there had not been a material level of business transacted under the service agreement and no material receivable is owed to the Company at period end.

There are two Service Agreements, both effective as of April 28, 2004, between the Company and The Manufacturers Life Insurance Company (U.S.A.) which on January 1, 2005 changed its name to John Hancock Life insurance Company (U.S.A.) ("John Hancock USA"). Under the one agreement the Company provides services to John Hancock USA, and under the other John Hancock USA provides services to the Company. In both cases the Provider of the services can also employ a "Provider Affiliate" to provide services. In the case of the service agreement where the Company provides services to John Hancock USA, a "Provider Affiliate" means the Company's parent, JHFS, and its direct and indirect subsidiaries, except for John Hancock USA. As of December 31, 2004 there are accrued payables of $9.8 million for these service agreements. John Hancock USA paid $15.3 million and Manulife New York paid $0.9 million to Signator for commissions on Manulife product sales.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 11 -- Related Party Transactions - (continued)

Prior to its merger with Manulife, the Company reinsured certain portions of its closed block with Manulife. During the fourth quarter of 2004, the Life Company entered into an additional agreement covering closed block policies with a Manulife affiliate. The Company entered into these reinsurance contracts in order to facilitate its statutory capital management process. Both the original and the revised reinsurance contracts are primarily written on a modified coinsurance basis where the related financial assets remain invested at the Company. The closed block reinsurance agreement is a financial reinsurance agreement and does not meet the risk transfer definition for U.S. GAAP reporting purposes. The agreement is accounted for under deposit accounting with only the reinsurance risk fee being reported on the consolidated statements of income. The Company's Consolidated Financial Statements do not report reinsurance ceded premiums or reinsurance recoverable. The Company's Consolidated Financial Statements report a risk fee that was paid to the Manulife reinsurance companies for year 2004. This appears in other operating costs and expenses in the Consolidated Statements of Income and was $1.5 million for the period the Company operated as a subsidiary of Manulife, April 29, 2004 through December 31, 2004.

Note 12 -- Reinsurance

The effect of reinsurance on life, health, and annuity premiums written and earned was as follows:

                                         April 29, 2004 to     January 1, 2004 to
                                         December 31, 2004       April 28, 2004               2003                    2002
                                       -------------------------------------------------------------------------------------------
                                             Premiums                Premiums               Premiums                 Premiums
                                        Written     Earned     Written      Earned     Written     Earned      Written      Earned
                                       -------------------------------------------------------------------------------------------
                                                                             (in millions)

Direct ............................    $1,675.8    $1,683.4    $  856.8    $  846.7    $2,816.3    $2,813.5    $2,570.1    $2,565.0

Assumed ...........................       484.3       484.3       192.8       192.8       690.5       690.5       469.3       469.3

Ceded .............................      (815.7)     (815.7)     (411.5)     (411.5)   (1,464.6)   (1,464.6)   (1,050.1)   (1,050.1)
                                      ---------------------------------------------------------------------------------------------

  Net life, health and annuity
    premiums ......................    $1,344.4    $1,352.0    $  638.1    $  628.0    $2,042.2    $2,039.4    $1,989.3    $1,984.2
                                      =============================================================================================

For the period January 1 through April 29, 2004 and April 29 through December 31, 2004 benefits to policyholders under life, health and annuity ceded reinsurance contracts were $172.4 million and $360.9 million respectively. For the years ended December 31, 2003 and 2002, benefits to policyholders under life, health and annuity ceded reinsurance contracts were $474.6 million and $645.9 million, respectively.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 13 -- Pension Benefit Plans and Other Postretirement Benefit Plans

The Company provides pension benefits to substantially all employees and general agency personnel. These benefits are provided through both funded qualified and unfunded non-qualified defined benefit and qualified defined contribution pension plans. Through the non-qualified defined benefit plans, the Company provides supplemental pension benefits to employees with salaries and/or pension benefits in excess of the qualified plan limits under applicable law. Prior to 2002, pension benefits under the defined benefit plans were also based on years of service and final average compensation (generally during the three years prior to retirement). In 2001, the defined benefit pension plans were amended to a cash balance basis under which benefits are based on career average compensation. Under grandfathering rules, employees within 5 years of early retirement eligibility or employees over age 40 and with at least 10 years of service will receive pension benefits based on the greater of the benefit from the cash balance basis or the prior final average salary basis. This amendment became effective on January 1, 2002.

Benefits related to the defined benefit pension plans paid to employees and retirees were $80.6 million for the period January 1 through April 28, 2004 and $128.9 million April 29 through December 31, 2004. Benefits related to the defined benefit pension plans paid to employees and retirees were $167.7 million and $161.0 million in 2003, and 2002, respectively.

The Company uses a December 31 measurement date.

Defined contribution plans include the Investment Incentive Plan and the Savings and Investment Plan. The expense for defined contribution plans was $9.0 million, $9.6 million, and $10.4 million in 2004, 2003 and 2002, respectively.

In addition to the Company defined benefit pension plans, the Company has employee welfare plans for medical and life insurance covering most of its retired employees and general agency personnel. Substantially all employees may become eligible for these benefits if they reach certain age and service requirements while employed by the Company. The postretirement health care coverages are contributory based for post January 1, 1992 non-union retirees. A small portion of pre-January 1, 1992 non-union retirees also contribute. The applicable contributions are based on the number of years of service. Dental insurance is provided to eligible pre- January 1, 1992 retired employees.

On December 8, 2003, President Bush signed into law a bill that expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. The Medicare Prescription Drug Improvement and Modernization Act of 2003 provides for special tax-free subsidies to employers that offer plans with qualifying drug coverages beginning in 2006. There are two broad groups of retirees receiving employer-subsidized prescription drug benefits from John Hancock. The first group, those who retired prior to January 1, 1992, receive a subsidy of between 90% and 100% of total cost. Since this subsidy level will clearly meet Medicare's criteria for a qualifying drug coverage, the

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 13 -- Pension Benefit Plans and Other Postretirement Benefit Plans - (continued)

Company anticipates that the benefits it pays after 2005 for pre 1992 retirees will be lower as a result of the new Medicare provisions. In accordance with FASB Staff Position FAS 106-2, the Company reflected a reduction in liability for this group of $40.9 million as of the purchase accounting remeasurement (April 28, 2004). With respect to the second group, those who retired on or after January 1, 1992, the employer subsidy on prescription drug benefits is capped and currently provides as low as 25% of total cost. Since final regulations on determining whether a benefit meets the actual criteria for qualifying drug coverage have not been issued by Medicare as of December 31, 2004, the Company will address the impact of the Act with respect to post- 1991 retirees once these clarifying regulations have been issued.

Obligations and Funded Status:

                                                                     -----------------------------------------------
                                                                                                Other Postretirement
                                                                       Pension Benefits               Benefits
                                                                                 Years Ended December 31,
                                                                     -----------------------------------------------
                                                                       2004          2003         2004         2003
                                                                     -----------------------------------------------
                                                                                      (in millions)
Change in benefit obligation:
Benefit obligation at beginning of year .........................    $2,174.8     $2,029.3     $  615.4     $  584.3
Service cost ....................................................        22.3         25.8          1.4          1.5
Interest cost ...................................................       128.2        130.5         36.3         35.3
Amendments ......................................................          --           --           --        (54.3)
Actuarial loss ..................................................       126.4        156.9         54.0         93.3
Benefits paid ...................................................      (209.5)      (167.7)       (51.1)       (43.9)
Curtailment .....................................................          --           --           --         (0.8)
                                                                     -----------------------------------------------
Benefit obligation at end of year ...............................    $2,242.2     $2,174.8     $  656.0     $  615.4
                                                                     ===============================================

Change in plan assets:
Fair value of plan assets at beginning of year ..................    $2,101.2     $1,861.0     $  237.0     $  204.2
Actual return on plan assets ....................................       259.5        393.4         22.3         44.8
Employer contribution ...........................................        53.9         14.5         51.1         32.0
Employee contribution ...........................................          --           --          5.4          4.2
Benefits paid ...................................................      (209.5)      (167.7)       (56.5)       (48.2)
                                                                     -----------------------------------------------
Fair value of plan assets at end of year ........................    $2,205.1     $2,101.2     $  259.3     $  237.0
                                                                     ===============================================

Funded status ...................................................    $  (37.1)    $  (73.6)    $ (396.7)    $ (378.4)
Unrecognized actuarial (gain) loss ..............................       (71.7)       401.1         23.3        157.1
Unrecognized prior service cost .................................          --         55.3           --        (81.2)
                                                                     -----------------------------------------------
Prepaid (accrued) benefit cost ..................................    $ (108.8)    $  382.8     $ (373.4)    $ (302.5)
                                                                     ===============================================

Amounts recognized in the Company's Consolidated Balance Sheets:
Prepaid benefit cost ............................................    $  154.1     $  569.4
Accrued benefit liability including minimum liability ...........      (279.9)      (317.0)
Intangible asset ................................................          --          0.1
Accumulated other comprehensive income ..........................        17.0        130.3
                                                                     ---------------------
Net amount recognized ...........................................    $ (108.8)    $  382.8
                                                                     =====================

The accumulated benefit obligations for all defined benefit pension plans was $2,126.2 million and $2,076.5 million at December 31, 2004 and 2003, respectively and is included in other liabilities on the Company's Consolidated Balance Sheets.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 13 -- Pension Benefit Plans and Other Postretirement Benefit Plans - (continued)

Information for pension plans with accumulated benefit obligations in excess of plan assets:

                                                        Years Ended December 31,
                                                      --------------------------
                                                        2004           2003
                                                      --------------------------
                                                           (in millions)

Projected benefit obligation......................     $376.5         $337.2

Accumulated benefit obligation....................      355.3          317.9

Fair value of plan assets.........................        4.3            0.9

Components of Net Periodic Benefit cost:

                                                                      Years Ended December 31,
                                         -------------------------------------------------------------------------------
                                                Pension Benefits                         Other Postretirement Benefits
                                         -------------------------------------------------------------------------------
                                          January 1      April 29                   January 1       April 29
                                           through        through                    through         through
                                          April 28,    December 31,                 April 28,     December 31,
                                            2004           2004        2003           2004            2004         2003
                                         -------------------------------------------------------------------------------
                                                                         (in millions)
Service cost .........................    $  7.5          $ 14.8      $ 25.9         $  0.5          $  0.9      $  1.6
Interest cost ........................      43.2            85.0       130.5           11.8            24.5        35.3
Expected return on plan assets .......     (58.8)         (115.1)     (155.8)          (6.9)          (13.9)      (17.4)
Amortization of transition asset .....        --              --         0.1             --              --          --
Amortization of prior service cost ...       2.2              --         7.4           (2.5)             --        (6.6)
Recognized actuarial gain (loss) .....       8.3              --        29.7            4.2              --         6.9
                                          ------------------------------------------------------------------------------
Net periodic benefit (credit) cost ...    $  2.4          $(15.3)     $ 37.8         $  7.1          $ 11.5      $ 19.8
                                          ==============================================================================

Additional Information:

                                                                             Years Ended December 31,
                                                      --------------------------------------------------------------------
                                                                                                     Other Postretirement
                                                                    Pension Benefits                         Benefits
                                                      --------------------------------------------  ----------------------
                                                          January 1         April 29
                                                           through          through
                                                          April 28,       December 31,
                                                             2004             2004         2003        2004        2003
                                                      --------------------------------------------------------------------
                                                                                   (in millions)
Increase in minimum liabilities included in
 other comprehensive income........................      $ (5.6)         $ (107.7)        $25.8        N/A         N/A

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 13 -- Pension Benefit Plans and Other Postretirement Benefit Plans - (continued)

Assumptions:

Weighted-average assumptions used to determine benefit obligation:

                                                    Years Ended December 31,
                                               ---------------------------------
                                                                   Other
                                                   Pension     Postretirement
                                                   Benefits       Benefits
                                               ---------------------------------
                                                2004     2003   2004      2003
                                               ---------------------------------
Discount rate................................  5.75%     6.25%  5.75%     6.25%
Rate of compensation increase................  4.00%     3.00%   N/A       N/A
Health care trend rate for following year....                  10.50%    11.00%
Ultimate trend rate..........................                   5.00%     5.25%
Year ultimate rate reached...................                   2016      2010


Weighted-average assumptions used to determine net periodic benefit cost:

                                                          Years Ended December 31,
                                                -------------------------------------------
                                                                      Other Postretirement
                                                   Pension Benefits        Benefits
                                                -------------------------------------------
                                                   2004      2003       2004      2003
                                                -------------------------------------------
Discount rate.................................    6.25%     6.75%      6.00%      6.75%
Expected long-term return on plan assets......    8.50%     8.75%      8.75%      8.75%
Rate of compensation increase.................    3.00%     3.50%       N/A        N/A
Health care trend rate for following year.....                        11.00%     10.00%
Ultimate trend rate...........................                         5.00%      5.25%
Year ultimate rate reached....................                         2016       2008

The Company generally determines the assumed long-term rate of return on plan assets based on the rate expected to be earned for plan assets. The asset mix based on the long-term investment policy and range of target allocation percentages of the plans and the Capital Asset Pricing Model are used as part of that determination. Current conditions and published commentary/guidance from the U.S. Securities and Exchange Commission staff suggestions are also considered.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 13 -- Pension Benefit Plans and Other Postretirement Benefit Plans - (continued)

      Assumed health care cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

                                                                           1-Percentage         1-Percentage
                                                                          Point Increase       Point Decrease
                                                                          --------------       --------------
                                                                                     (in millions)
Effect on total service and interest costs in 2004......................      $ 1.7              $ (1.5)

Effect on postretirement benefit obligations as of December 31, 2004....       28.2               (24.9)

Plan Assets

The Company's weighted-average asset allocations for its plans at December 31, 2004 and 2003, by asset category are as follows:
                                                       Pension
                                                     Plan Assets
                                                   at December 31,
                                             ---------------------------
                                                 2004            2003
                                             ---------------------------
Asset Category
--------------
Equity securities........................        65%              69%
Fixed maturity securities................        25               24
Real estate..............................         2                2
Other....................................         8                5
                                             -----------    ------------
         Total...........................       100%             100%
                                             ===========    ============

The target allocations for assets of the Company's pension plans is summarized below for major asset categories.

Asset Category
--------------
Equity securities................................         50% - 80%
Fixed maturity  securities.......................         25% - 35%
Real estate......................................          1% -  5%
Other............................................         --% - 15%

The plans do not own any of the Company's common stock at December 31, 2004 and 2003.

Other postretirement benefit plan weighted-average asset allocations at December 31, 2004, and 2003, by asset category are as follows:

                                                          Other
                                                     Postretirement
                                                        Benefits
                                                       Plan Assets
                                                     at December 31,
                                                   --------------------
                                                     2004      2003
                                                   --------------------
Asset Category
--------------
Equity securities..............................       61%       61%
Fixed maturity securities......................       39        38
Real estate....................................       --        --
Other..........................................       --         1
                                                   --------------------
         Total.................................      100%      100%
                                                   ====================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 13 -- Pension Benefit Plans and Other Postretirement Benefit Plans - (continued)

Plan assets for other post retirement benefits for non-union employees are comprised of an irrevocable health insurance contract and a 401(h) account under the pension plan. The plan assets for other postretirement benefits for other employees are held in a 401(h) account under the pension plan. The plan assets underlying the insurance contract have target allocations of approximately 60% equity securities and 40% fixed maturity securities. The plan assets in the 401(h) account are invested on a combined basis with the assets of the Company's defined benefit pension plans.

Cash Flows

Contributions. The Company's funding policy for its qualified defined benefit plans is to contribute annually an amount at least equal to the minimum annual contribution required under the Employee Retirement Income Security Act (ERISA) and other applicable laws, and, generally, not greater than the maximum amount that can be deducted for Federal income tax purposes. In 2004, $2.3 million was contributed to these qualified plans and no contributions were made in 2003. The entire $2.3 million was contributed to only one plan to ensure that the plan's assets continued to exceed the plan's Accumulated Benefit Obligation. The funding policy for its non-qualified defined benefit plans is to contribute the amount of the benefit payments made during the year. In 2004 and 2003, $51.6 million and $14.5 million, respectively, were contributed to three non-qualified plans. The Company expects to contribute approximately $4.7 million to its qualified pension plans in 2005 and approximately $64.3 million to its non-qualified pension plans in 2005.

The Company's policy is to fund its other post retirement benefits in amounts at or below the annual tax qualified limits.

Projections for benefit payments for the next ten years are as follows:

Projected Employer Pension Benefits Payment

                  Year      Total Qualified   Total Nonqualified    Total
             -----------------------------------------------------------------
                                               (in millions)
                  2005          $ 146.8             $ 64.3         $ 211.1
                  2006            134.8               22.0           156.8
                  2007            135.8               23.1           158.9
                  2008            135.7               23.5           159.2
                  2009            136.6               22.4           159.0
                2010-2014         707.9              108.7           816.6

Projected Employer OPEB Benefits Payment (includes Future Service Accruals)

                                          Net of Medicare Part D
              Year        Gross Payments         Subsidy           Net Payments
           ---------------------------------------------------------------------
                                             (in millions)
              2005            $ 53.5                --               $ 53.5
              2006              55.6             $ (4.0)               51.6
              2007              56.5               (4.1)               52.4
              2008              57.2               (4.2)               53.0
              2009              57.5               (4.2)               53.3
            2010-2014          285.1              (20.6)              264.5
           ---------------------------------------------------------------------

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 13 -- Pension Benefit Plans and Other Postretirement Benefit Plans - (continued)

The information that follows shows supplemental information for the Company's defined benefit pension plans. Certain key summary data is shown separately for qualified plans and non-qualified plans.

Obligations and Funded Status:

                                                                      Years Ended December 31,
                                             ----------------------------------------------------------------------------
                                                               2004                                 2003
                                             ----------------------------------------------------------------------------
                                                                       (in millions)
                                               Qualified   Nonqualified              Qualified  Nonqualified
                                                 Plans        Plans        Total       Plans       Plans       Total
                                             ----------------------------------------------------------------------------
Benefit obligation at the end of year .....   $  1,865.7    $  376.5   $  2,242.2   $  1,837.7   $  337.1   $  2,174.8
Fair value of plan assets at end of year...      2,200.8         4.3      2,205.1      2,100.3        0.9      2,101.2
Funded status (assets less obligations) ...        335.1      (372.2)       (37.1)       262.6     (336.2)       (73.6)
Unrecognized net actuarial  loss (gain) ...        (99.0)       27.3        (71.7)       240.9      160.2        401.1
Unrecognized prior service cost ...........           --          --           --         65.9      (10.6)        55.3
Unrecognized transition asset .............           --          --           --           --         --           --
                                             ----------------------------------------------------------------------------
Prepaid (accrued) benefit cost ............   $    236.1    $ (344.9)  $   (108.8)  $    569.4   $ (186.6)  $    382.8
                                             ============================================================================
Amounts recognized in the
Company's Consolidated
Balance Sheets:
Prepaid benefit cost ......................   $    236.1    $  (82.0)  $    154.1   $    569.4   $     --   $    569.4
Accrued benefit liability including
   minimum liability ......................           --      (279.9)      (279.9)          --     (317.0)      (317.0)
Intangible asset ..........................           --          --           --           --        0.1          0.1
Accumulated other comprehensive income ....           --        17.0         17.0           --      130.3        130.3
                                             ----------------------------------------------------------------------------
Net amount recognized .....................   $    236.1    $ (344.9)  $   (108.8)  $    569.4   $ (186.6)  $    382.8
                                             ============================================================================
Components of net periodic
   (credit) benefit cost:
Service cost ..............................   $     19.7    $    2.6   $     22.3   $     24.1   $    1.8   $     25.9
Interest cost .............................        107.2        21.0        128.2        111.0       19.5        130.5
Expected return on plan assets ............       (173.7)       (0.2)      (173.9)      (155.6)      (0.2)      (155.8)
Amortization of transition asset ..........           --          --           --           --        0.1          0.1
Amortization of prior service cost ........          2.2          --          2.2          7.5       (0.1)         7.4
Recognized actuarial gain .................          3.9         4.4          8.3         20.1        9.6         29.7
                                             ----------------------------------------------------------------------------
Net periodic benefit (credit) cost ........   $    (40.7)   $   27.8   $    (12.9)  $      7.1   $   30.7   $     37.8
                                             ============================================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 14 -- Commitments, Guarantee, Contingencies and Legal Proceedings

Commitments. The Company has extended commitments to purchase fixed maturity investments, preferred and common stock and other invested assets and to issue mortgage loans on real estate totaling $322.4 million, $42.0 million, $443.7 million and $557.4 million, respectively, at December 31, 2004. If funded, loans related to real estate mortgages would be fully collateralized by the mortgaged properties. The Company monitors the creditworthiness of borrowers under long-term bond commitments and requires collateral as deemed necessary. The estimated fair values of the commitments described above aggregate $1.4 billion at December 31, 2004. The majority of these commitments expire in 2005.

Guarantees. In the course of business the Company enters into guarantees which vary in nature and purpose and which are accounted for and disclosed under accounting principles generally accepted in the U.S. specific to the insurance industry. The Company has no material guarantees outstanding outside the scope of insurance accounting at December 31, 2004.

Contingencies. Through the Company's group health insurance operations, the Company entered into a number of reinsurance arrangements in respect to personal accident insurance and the occupational accident component of workers compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, the Company both assumed risks as a reinsurer, and also passed 95% of these risks on to other companies. This business had originally been reinsured by a number of different companies, and has become the subject of widespread disputes. The disputes concern the placement of the business with reinsurers and recovery of the reinsurance. The Company is engaged in disputes, including a number of legal proceedings, in respect to this business. The risk to the Company is that other companies that reinsured the business from the Company may seek to avoid their reinsurance obligations. However, the Company believes that it has a reasonable legal position in this matter. During the fourth quarter of 1999 and early 2000, the Company received additional information about its exposure to losses under the various reinsurance programs. As a result of this additional information and in connection with global settlement discussions initiated in late 1999 with other parties involved in the reinsurance programs, during the fourth quarter of 1999 the Company recognized a charge for uncollectible reinsurance of $133.7 million. During 2004, the Company received additional information about its exposure and recognized an additional charge of $92.4 million, after tax, as its current best estimate of its exposure as of December 31, 2004.

Legal Proceedings. We are regularly involved in litigation, both as a defendant and as a plaintiff. The litigation naming us as a defendant ordinarily involves our activities as a provider of insurance protection and wealth management products, as well as an investment adviser, employer and taxpayer. In addition, state regulatory bodies, state attorneys general, the United States Securities and Exchange Commission, the National Association of Securities Dealers, Inc. and other government and regulatory bodies regularly make inquiries and, from time to time, require the production of information or conduct examinations concerning our compliance with, among other things, insurance laws, securities laws, and laws governing the activities of broker-dealers. As with many other companies in the financial services industry, we have been requested or required by such government and regulatory authorities to provide information with respect to market timing and late trading of mutual funds and sales compensation and broker-dealer practices, including with respect to mutual funds underlying variable life and annuity products. It is believed that these inquiries are similar to those made to many financial service companies by various agencies into practices, policies and procedures relating to trading in mutual fund shares and sales compensation and broker-dealer practices. We intend to continue to cooperate fully with government and regulatory authorities in connection with their respective inquiries. We do not believe that the conclusion of any current legal or regulatory matters, either individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 15 -- Shareholder's Equity

Common Stock

The Company has one class of capital stock, common stock ($10,000 par value, 1,000 shares issued and outstanding). All of the outstanding common stock of the Company is owned by JHFS, the parent.

Other Comprehensive Income

The components of accumulated other comprehensive income are as follows:

                                                                           Net
                                                                       Accumulated     Foreign                   Accumulated
                                                             Net       Gain (Loss)     Currency      Minimum        Other
                                                         Unrealized      on Cash     Translation     Pension    Comprehensive
                                                       Gains (Losses)  Flow Hedges    Adjustment    Liability       Income
                                                       ----------------------------------------------------------------------
                                                                                    (in millions)
Balance at December 31, 2001.......................      $ 247.3       $  19.1        $ (3.0)       $ (37.8)       $ 225.6
Gross unrealized gains (losses) (net of
   deferred income tax expense of $32.1 million)...         87.2            --            --             --           87.2
Reclassification adjustment for gains
   (losses), realized in net income (net of
   income tax expense of $61.6 million)............        114.4            --            --             --          114.4
Adjustment for participating group annuity
   contracts (net of deferred income tax
   benefit of $14.6 million).......................        (27.2)           --            --             --          (27.2)
Adjustment for deferred policy acquisition
   costs and value of business acquired
   (net of deferred income tax benefit of
   $20.5 million)..................................        (38.0)           --            --             --          (38.0)
Adjustment for policyholder dividend obligation
   (net of deferred income tax benefit of
   $38.0 million)..................................        (70.7)           --            --             --          (70.7)
                                                       ----------------------------------------------------------------------
Net unrealized gains (losses)......................         65.7            --            --             --           65.7
Minimum pension liability (net of deferred
   income tax benefit of $13.2 million)............           --            --            --          (24.4)         (24.4)
Net accumulated gains (losses) on cash
   flow hedges (net of income tax expense of
   $94.5 million)..................................           --         175.3            --             --          175.3
                                                       ----------------------------------------------------------------------
Balance at December 31, 2002.......................      $ 313.0       $ 194.4        $ (3.0)       $ (62.2)       $ 442.2
                                                       ======================================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 15 -- Shareholder's Equity - (continued)

                                                                           Net
                                                                       Accumulated     Foreign                   Accumulated
                                                             Net       Gain (Loss)     Currency      Minimum        Other
                                                         Unrealized      on Cash     Translation     Pension    Comprehensive
                                                       Gains (Losses)  Flow Hedges    Adjustment    Liability       Income
                                                       ----------------------------------------------------------------------
                                                                                    (in millions)
Balance at January 1, 2003.........................      $   313.0     $   194.4      $  (3.0)       $ (62.2)     $   442.2
Gross unrealized gains (losses) (net of
   deferred income tax expense of $504.6 million)..          937.7            --           --             --          937.7
Reclassification adjustment for gains
   (losses), realized in net income (net of
   income tax expense of $130.6 million)...........          242.5            --           --             --          242.5
Adjustment for participating group annuity
   contracts (net of deferred income tax
   benefit of $22.0 million).......................          (40.9)           --           --             --          (40.9)
Adjustment for deferred policy acquisition
   costs and value of business acquired
   (net of deferred income tax benefit of
   $59.1 million)..................................         (109.8)           --           --             --         (109.8)
Adjustment for policyholder dividend obligation
   (net of deferred income tax benefit of
   $59.2 million)..................................         (109.8)           --           --             --         (109.8)
                                                       ----------------------------------------------------------------------
Net unrealized gains (losses)......................          919.7            --           --             --          919.7
Foreign currency translation adjustment............             --            --         (0.1)            --           (0.1)
Minimum pension liability (net of deferred
   income tax benefit of $8.5 million).............             --            --           --          (15.8)         (15.8)
Net accumulated gains (losses) on cash
   flow hedges (net of income tax expense of
   $17.1 million)..................................             --          31.7           --             --           31.7
Change in accounting principle (net of income
   tax expense of $53.8 million) ..................           99.9            --           --             --           99.9
                                                       ----------------------------------------------------------------------
Balance at December 31, 2003.......................      $ 1,332.6     $   226.1      $  (3.1)       $ (78.0)     $ 1,477.6
                                                       ======================================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 15 -- Shareholder's Equity - (continued)

                                                                           Net
                                                                       Accumulated     Foreign                   Accumulated
                                                             Net       Gain (Loss)     Currency      Minimum        Other
                                                         Unrealized      on Cash     Translation     Pension    Comprehensive
                                                       Gains (Losses)  Flow Hedges    Adjustment    Liability       Income
                                                       ----------------------------------------------------------------------
                                                                                    (in millions)
Balance at January 1, 2004.........................      $ 1,332.6      $ 226.1        $ (3.1)       $(78.0)     $ 1,477.6
Gross unrealized gains (losses) (net of
   deferred income tax benefit of $139.1 million)..         (257.8)          --            --            --         (257.8)
Adjustment for participating group annuity
   contracts (net of deferred income tax
   benefit of $0.5 million)........................           (1.0)          --            --            --           (1.0)
Adjustment for deferred policy acquisition
   costs and value of business acquired
   (net of deferred income tax of
   $84.0 million)..................................          156.1           --            --            --          156.1
Adjustment for policyholder dividend obligation
   (net of deferred income tax of
   $39.9 million)..................................           74.1           --            --            --           74.1
                                                       ----------------------------------------------------------------------
Net unrealized gains (losses)......................          (28.6)          --            --                        (28.6)
Foreign currency translation adjustment............             --                       (0.3)           --           (0.3)
Minimum pension liability (net of deferred
   income tax benefit of $0.4 million).............             --           --            --           0.6            0.6
Net accumulated gains (losses) on cash
   flow hedges (net of income tax benefit of
   $20.0 million)..................................             --        (37.3)           --            --          (37.3)
                                                       ----------------------------------------------------------------------
Balance at April 28, 2004..........................      $ 1,304.0      $ 188.8        $ (3.4)       $(77.4)     $ 1,412.0
                                                       ======================================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 15 -- Shareholder's Equity - (continued)

                                                                            Net
                                                                        Accumulated     Foreign                   Accumulated
                                                            Net         Gain (Loss)     Currency      Minimum        Other
                                                         Unrealized       on Cash     Translation     Pension    Comprehensive
                                                       Gains (Losses)   Flow Hedges    Adjustment    Liability       Income
                                                       -------------------------------------------------------------------------
                                                                                     (in millions)
                                                       -------------------------------------------------------------------------
Balance at April 28, 2004...........................     $  1,304.0     $   188.8       $  (3.4)      $ (77.4)      $  1,412.0
                                                       =========================================================================

Acquisition by Manulife Financial Corporation:
   Sale of accumulated other comprehensive income...       (1,304.0)       (188.8)          3.4          77.4         (1,412.0)
                                                       -------------------------------------------------------------------------
Balance at April 29, 2004...........................     $       --     $      --       $    --       $    --       $       --
                                                       =========================================================================

Gross unrealized gains (losses) (net of
   deferred income tax expense of $292.0 million)...     $    544.9            --            --            --       $    544.9
Adjustment for deferred policy acquisition
   costs and value of business acquired
   (net of deferred income tax benefit of
   $31.7 million)...................................          (58.9)           --            --            --            (58.9)
Adjustment for policyholder dividend obligation
   (net of deferred income tax benefit of
   $40.1 million)...................................          (74.6)           --            --            --            (74.6)
                                                       -------------------------------------------------------------------------
Net unrealized gains (losses).......................          411.4            --            --            --            411.4
Foreign currency translation adjustment.............             --            --       $   0.6            --              0.6
Net accumulated gains (losses) on cash
   flow hedges (net of income tax expense of
   $110.4 million)..................................             --     $   242.4            --            --            242.4
Minimum pension liability, (net of deferred
   Income tax expense of $6.0 million)..............             --            --            --       $ (11.0)           (11.0)
                                                       -------------------------------------------------------------------------
Balance at December 31, 2004........................     $    411.4     $   242.4       $   0.6       $ (11.0)      $    643.4
                                                       =========================================================================

Net unrealized investment and other gains (losses), included in the Company's Consolidated Balance Sheets as a component of shareholder's equity, are summarized as follows:

                                                                               For the Years Ended December 31,
                                                                          2004               2003              2002
                                                                     ---------------------------------------------------
                                                                                       (in millions)
Balance, end of year comprises:
   Unrealized investment gains (losses) on:
     Fixed maturities............................................      $   825.1         $ 2,574.4           $  839.8
     Equity investments..........................................            9.0              83.1               42.1
     Derivatives and other.......................................            2.8              81.5               41.7
                                                                     ---------------------------------------------------
Total............................................................          836.9           2,739.0              923.6

Amounts of unrealized investment (gains) losses attributable to:
     Participating group annuity contracts.......................             --                --              (90.8)
     Deferred policy acquisition costs and value of
       business acquired.........................................         (114.7)           (278.4)            (109.5)
     Policyholder dividend obligation............................          (90.6)           (422.9)            (253.9)
     Deferred Federal income taxes...............................         (220.2)           (705.1)            (156.4)
                                                                     ---------------------------------------------------
Total............................................................         (425.5)         (1,406.4)            (610.6)
                                                                     ---------------------------------------------------

Net unrealized investment gains..................................      $   411.4         $ 1,332.6           $  313.0
                                                                     ===================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 15 -- Shareholder's Equity - (continued)

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

From time to time the Company has requested permission from the Commonwealth of Massachusetts Division of Insurance (the Division) for a permitted accounting practice. The Company currently has one permitted practices which relate to an admitted asset for an after-tax ceding commission in the acquisition of the fixed universal life insurance business of Allmerica Financial.

On December 31, 2002, the Company entered into indemnity coinsurance agreements, under which it assumed 100% of the liabilities for the fixed universal life insurance blocks of Allmerica Financial Life Insurance and Annuity Company and First Allmerica Financial Life Insurance Company. The Division provided the Company approval to record the after-tax ceding commission of $37.8 million, $51.1 million and $60.5 million on the purchase as goodwill at December 31, 2004, 2003 and 2002, respectively. This amount will be amortized over a ten year period. The impact on statutory net income was an amortization expense of $12.4 million and $9.3 million in 2004 and 2003, respectively. There was no amortization expense in 2002. As a result of this permitted practice, the Company's reported capital and surplus for the 2004, 2003 and 2002 reporting periods was increased by $37.8 million, $51.1 million and $60.5 million, respectively.

There are no other material permitted practices.

Statutory net income and surplus in the table below include the accounts of the John Hancock Life Company.
                                                 2004       2003      2002
                                              ------------------------------
                                                       (in millions)
Statutory net income...................        $  481.9  $   441.7  $  210.4
Statutory capital and surplus..........         4,084.5    3,789.9   3,524.1

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

Note 16 -- Segment Information

As a result of Manulife's merger with JHFS, see Note 1- Change of Control, the Company renamed and reorganized certain businesses within its operating segments to better align the Company with its new parent, Manulife. The Company renamed the Asset Gathering Segment as the Wealth Management Segment. Further efforts at reorganization of JHFS included the movement of the Institutional Investment Management Segment to the Corporate and Other Segment. Other realignments include moving Signator Investors, Inc. our agent sales organization, from Wealth Management to Protection, and group life, retail discontinued operations, discontinued health insurance operations and creditor from Corporate and Other to Protection. International Group Plans (IGP) remain in international operations and John Hancock Accident remains

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 16 -- Segment Information - (continued)

in our non-core business in our Corporate and Other Segment while in Manulife's segment results IGP and John Hancock Accident will be reported in Reinsurance. The financial results for all periods have been reclassified to conform to the current period presentation.

During the majority of 2004, the Company operated in the following four business segments: two segments primarily served retail customers, one segment served institutional customers and our fourth segment was the Corporate and Other Segment, which includes our institutional advisory business, the remaining international operations, and the corporate account. Our retail segments are the Protection Segment and the Wealth Management Segment, previously called Asset Gathering. Our institutional segment is the Guaranteed and Structured Financial Products Segment (G&SFP). In addition, in January 2005, the Company announced the transfer of the G&SFP Segment to the Wealth Management Segment with an intended focus on retail customers in the future. G&SFP is presented as its own operating segment for the discussion of 2004 results below. See below for a more detail description of the Company's reportable segments.

Prior to the merger, the Company operated in the following five business segments: two segments served primarily domestic retail customers, two segments served primarily domestic institutional customers, and our fifth segment was the Corporate and Other Segment, which included our remaining international operations, the corporate account and run-off from several discontinued business lines. Our retail segments were the Protection Segment and the Asset Gathering Segment. Our institutional segments were the Guaranteed and Structured Financial Products (G&SFP) Segment and the Investment Management Segment. For additional information about the Company's pre-acquisition business segments, please refer to the Company's 2003 Form 10-K.

The Company's reportable segments are strategic business units offering different products and services. The reportable segments are managed separately, as they focus on different products, markets or distribution channels.

Protection Segment. Offers a variety of individual life insurance and individual and group long-term care insurance products, including participating whole life, term life, universal life, variable life, and individual and group long-term care insurance. Products are distributed through multiple distribution channels, including insurance agents and brokers and alternative distribution channels that include banks, financial planners, direct marketing.

Wealth Management Segment. Offers individual annuities and mutual fund products and services. Individual annuities consist of fixed deferred annuities, fixed immediate annuities, single premium immediate annuities, and variable annuities. Mutual fund products and services primarily consist of open-end mutual funds closed-end funds, institutional advisory accounts and privately managed accounts. This segment distributes its products through distribution channels including insurance agents and brokers affiliated with the Company, securities brokerage firms, financial planners, pension plan sponsors, pension plan consultants and banks.

Guaranteed and Structured Financial Products (G&SFP) Segment. Offers a variety of retirement products to qualified defined benefit plans, defined contribution plans and non-qualified buyers. The Company's products include guaranteed investment contracts, funding agreements, single premium annuities, and general account participating annuities and fund type products. These contracts provide non-guaranteed, partially guaranteed, and fully guaranteed investment options through general and separate account products. The segment distributes its products through a combination of dedicated regional representatives, pension consultants and investment professionals. The segment's consumer notes program distributes primarily through brokers affiliated with the Company and securities brokerage firms. The segment's new banking products distribute primarily through the broker-dealer network to the retail investors. In addition, in January 2005, the Company announced the transfer of the G&SFP Segment to the Wealth Management Segment.

Corporate and Other Segment. Primarily consists of the Company's remaining international insurance operations, certain corporate operations, the institutional investment management business and businesses that are either disposed or in run-off. Corporate operations primarily include certain financing activities, income on capital not specifically allocated to the reporting segments and certain non-recurring expenses not allocated to the segments. The disposed businesses primarily consist of group health insurance and related group life insurance, property and casualty insurance and selected broker/dealer operations.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 16 -- Segment Information - (continued)

Subsequent to the merger, the Company changed its methodology for determining how much capital is needed to support its operating segments and redeployed capital according to the new methodology. As part of this process, the Company moved certain tax preferenced investments from the operating segments to the Corporate and Other Segment. These steps were taken as part of the alignment of the Company's investment and capital allocation processes with those of its parent, and they could have a material impact on each operating segment's investment income and net income in future periods.

The accounting policies of the segments are the same as those described in Note 2 - Summary of Significant Accounting Policies. Allocations of net investment income are based on the amount of assets allocated to each segment. Other costs and operating expenses are allocated to each segment based on a review of the nature of such costs, cost allocations utilizing time studies, and other relevant allocation methodologies.

The following table summarizes selected financial information by segment, in millions, for the periods and dates indicated. Included in the Protection Segment for all periods presented are the assets, liabilities, revenues and expenses of the closed block. For additional information on the closed block see
Note 7 - Closed Block in the notes to the consolidated financial statements.


For the period from April 29 through                                Wealth                 Corporate
December 31, 2004                                   Protection    Management      G&SFP    and Other     Consolidated
                                                  -------------------------------------------------------------------
Revenues:
   Revenues from external customers ...........    $ 1,386.5     $   350.0     $    32.6    $   538.4     $ 2,307.5
   Net investment income ......................        878.7         417.9         834.5          1.0       2,132.1
   Net realized investment and other
      gains (losses) ..........................        (26.8)        (19.4)         10.4          5.8         (30.0)
   Inter-segment revenues .....................           --           0.9           0.4         (1.3)           --
                                                    ---------------------------------------------------------------
   Revenues ...................................    $ 2,238.4     $   749.4     $   877.9    $   543.9     $ 4,409.6
                                                    ===============================================================

   Net income .................................    $   228.4     $   136.8     $    89.6    $   (82.1)    $   372.7
                                                    ===============================================================
Supplemental Information:
   Equity in net income of investees
     accounted for by the equity method .......    $    35.8     $    14.4     $    45.5    $    30.2     $   125.9
   Carrying value of investments accounted
     for under the equity method ..............        768.8         316.2         685.2        660.0       2,430.2
   Amortization of deferred policy
     acquisition costs and value of
     business acquired, excluding amounts
     related to net realized investment and
     other gains (losses) .....................         60.7          53.0          38.1         (0.1)        151.7
   Interest expense ...........................          0.1            --            --         34.6          34.7
   Income tax expense .........................        118.9          61.4          31.4        (95.9)        115.8
   Segment assets .............................    $43,559.9     $19,851.1     $33,999.4    $ 2,350.3     $99,760.7
Net Realized Investment and other Gains
(Losses) Data:
   Net realized investment and other gains
     (losses) .................................    $   (43.2)    $   (23.9)    $    45.3    $     5.8     $   (16.0)
   Less amortization of deferred policy
     acquisition costs and value of
     business acquired, excluding amounts
     related to net realized investment and
     other gains (losses) .....................          8.3           4.5            --           --          12.8
   Less amounts credited to participating
     pension contractholder accounts ..........           --            --         (34.9)          --         (34.9)
   Add amounts credited to the policyholder
     dividend obligation ......................          8.1            --            --           --           8.1
                                                    ---------------------------------------------------------------
   Net realized investment and other gains
     (losses), net of related amortization
     of deferred policy acquisition costs,
     value of the business acquired, amounts
     credited to participating pension
     contractholders and amounts credited to
     the policyholder dividend obligation
     - per the consolidated financial
     statements ...............................    $   (26.8)    $   (19.4)    $    10.4    $     5.8     $   (30.0)
                                                    ===============================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 16 -- Segment Information - (continued)

For the period from January 1 through April                        Wealth              Corporate
28, 2004                                            Protection   Management    G&SFP   and Other  Consolidated
                                                  -------------------------------------------------------------
Revenues:
   Revenues from external customers ...........    $  751.6     $  116.6     $   26.9   $  232.6     $1,127.7
   Net investment income ......................       492.7        237.5        530.4       24.1      1,284.7
   Inter-segment revenues .....................          --          0.4          0.2       (0.6)          --
   Net realized investment and other
     gains (losses) ...........................        (9.0)        (1.5)         8.8      102.7        101.0
                                                  -----------------------------------------------------------
   Revenues ...................................    $1,235.3     $  353.0     $  566.3   $  358.8     $2,513.4
                                                  ===========================================================

   Net income .................................    $  110.9     $   49.5     $   83.2   $   85.7     $  329.3
                                                  ===========================================================
Supplemental Information:
   Equity in net income of investees
     accounted for by the equity method .......    $   11.4     $    3.1     $   11.5   $   43.7     $   69.7
   Amortization of deferred policy
     acquisition costs and value of
     business acquired, excluding amounts
     related to net realized investment and
     other gains (losses) .....................        71.4         50.0          0.6       (0.2)       121.8
   Interest expense ...........................         0.1           --           --        7.1          7.2
   Income tax expense .........................        56.5         24.9         33.3       26.9        141.6
Net Realized Investment and other Gains
(Losses) Data:
   Net realized investment and other gains
     (losses) .................................    $   18.4     $   (5.8)    $   17.0   $  102.7     $  132.3
   Less amortization of deferred policy
     acquisition costs and value of
     business acquired, excluding amounts
     related to net realized investment and
     other gains (losses) .....................         6.6          4.3           --         --         10.9
   Less amounts credited to participating
     pension contractholder accounts ..........          --           --         (8.2)        --         (8.2)
   Add amounts credited to the policyholder
     dividend obligation ......................       (34.0)          --           --         --        (34.0)
                                                  -----------------------------------------------------------
   Net realized investment and other gains
     (losses), net of related amortization of
     deferred policy acquisition costs, value
     of the business acquired, amounts
     credited to participating pension
     contractholders and amounts credited to
     the policyholder dividend obligation --
     per the consolidated financial
     statements ...............................    $   (9.0)    $   (1.5)    $    8.8   $  102.7     $  101.0
                                                  ===========================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 16 -- Segment Information - (continued)

                                                                  Wealth                  Corporate
2003                                              Protection    Management     G&SFP      and Other     Consolidated
                                                --------------------------------------------------------------------
Revenues:
   Revenues from external customers ...........    $ 2,200.9     $   412.3     $    63.1         772.2     $ 3,448.5
   Net investment income ......................      1,449.0         709.4       1,676.7         (35.7)      3,799.4
   Inter-segment revenues .....................           --           1.2           0.4          (1.6)           --
   Net realized investment and other
     gains (losses) ...........................        (30.9)        (47.0)       (215.3)        351.4          58.2
                                                 -------------------------------------------------------------------
   Revenues ...................................    $ 3,619.0     $ 1,075.9     $ 1,524.9       1,086.3     $ 7,306.1
                                                 ===================================================================

   Net income .................................    $   317.3     $   157.9     $   (78.1)    $   193.4     $   590.5
                                                 ===================================================================
Supplemental Information:
   Equity in net income of investees
     accounted for by the equity method .......    $    31.0     $    16.9     $    57.9     $    32.5     $   138.3
   Carrying value of investments accounted
     for under the  equity method .............        410.2         249.2         586.1         699.1       1,944.6
   Amortization of deferred policy
     acquisition costs and value of
     business acquired, excluding amounts
     related to net realized investment and
     other gains (losses) .....................        195.1         111.4           2.3          (0.4)        308.4
   Interest expense ...........................          0.2            --            --          49.4          49.6
   Income tax expense .........................        178.5          73.2          52.1          41.5         345.3
   Segment assets .............................    $37,435.1     $18,704.7     $35,667.1     $ 4,524.2     $96,331.1
Net Realized Investment and other Gains
(Losses) Data:
   Net realized investment and other gains
     (losses) .................................    $   (96.8)    $   (33.5)    $  (218.7)    $   351.4     $     2.4
   Less amortization of deferred policy
     acquisition costs and value of
     business acquired, excluding amounts
     related to net realized investment and
     other gains (losses) .....................          7.4         (13.5)           --            --          (6.1)
   Less amounts credited to participating
     pension contractholder accounts ..........           --            --           3.4            --           3.4
   Add amounts credited to the policyholder
     dividend obligation ......................         58.5            --            --            --          58.5
                                                 -------------------------------------------------------------------
   Net realized investment and other gains
     (losses), net of related amortization
     of deferred policy acquisition costs,
     value of business acquired, amounts
     credited to participating pension
     contractholders and amounts credited
     to the policyholder dividend obligation
     -- per the consolidated financial
     statements ...............................    $   (30.9)    $   (47.0)    $  (215.3)    $   351.4     $    58.2
                                                 ===================================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 16 -- Segment Information - (continued)

                                                                  Wealth                   Corporate
2002                                              Protection    Management      G&SFP      and Other    Consolidated
                                                --------------------------------------------------------------------
Revenues:
   Revenues from external customers ..........    $ 2,279.5     $   397.2     $    64.5     $   621.1     $ 3,362.3
   Net investment income .....................      1,339.1         575.0       1,703.9         (37.0)      3,581.0
   Net realized investment and other
     gains (losses) ..........................        (67.8)        (42.8)       (313.8)        (26.1)       (450.5)
   Intersegment Revenues .....................           --           1.1            --          (1.1)           --
                                                -------------------------------------------------------------------
   Revenues ..................................    $ 3,550.8     $   930.5     $ 1,454.6     $   556.9     $ 6,492.8
                                                ===================================================================

   Net income ................................    $   257.2     $    97.0     $    68.5     $    36.2     $   458.9
                                                ===================================================================
Supplemental Information:
   Equity in net income of investees
     accounted for by the equity method ......    $    17.9     $     8.7     $    34.5     $     3.7     $    64.8
   Carrying value of investments accounted
     for under the  equity method ............        213.0         137.6         387.3         642.4       1,380.3
   Amortization of deferred policy
     acquisition costs and value of
     business acquired,excluding amounts
     relating to net realized investment
     and other gains (losses) ................        174.2         140.5           2.2          (0.4)        316.5
   Interest expense ..........................          0.5           0.5            --          51.6          52.6
   Income tax expense ........................        140.2          41.2          17.6         (90.4)        108.6
   Segment assets ............................    $32,763.7     $16,037.9     $34,967.0     $ 4,038.4     $87,807.0
Net Realized Investment and other Gains
(Losses) Data:
   Net realized investment and other gains
     (losses) ................................    $   (90.5)    $   (70.9)    $  (337.1)    $   (26.1)    $  (524.6)
   Less amortization of deferred policy
     acquisition costs and value of
     business acquired, excluding amounts
     related to net realized investment and
     other gains (losses) ....................         10.8          28.1            --            --          38.9
   Less amounts credited to participating
     pension contractholder accounts .........           --            --          23.3            --          23.3
   Add amounts credited to the
     policyholder dividend obligation ........         11.9            --            --            --          11.9
                                                -------------------------------------------------------------------
   Net realized investment and other
     gains (losses), net of related
     amortization of deferred policy
     acquisition costs, value of business
     acquired, amounts credited to
     participating pension contractholders
     and amounts credited to the
     policyholder dividend obligation
     -- per the consolidated financial
     statements ..............................    $   (67.8)    $   (42.8)    $  (313.8)    $   (26.1)    $  (450.5)
                                                ===================================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 16 -- Segment Information - (continued)

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

                                                                                            Income Before
                                                                                           Income Taxes and
                                                                                              Cumulative
                                                                                               Effect of
                                                                Long-Lived                    Accounting
Location                                          Revenues        Assets        Assets         Changes
-----------------------------------------------------------------------------------------------------------
                                                                    (in millions)
April 29 through December 31, 2004
United States...............................     $ 4,107.0       $  250.4     $  99,574.2      $   473.0
Foreign -- other............................         302.6            0.3           186.5           15.5
                                              -------------------------------------------------------------
                                                 $ 4,409.6       $  250.7     $  99,760.7      $   488.5
                                              =============================================================
January 1 through April 28, 2004
United States...............................     $ 2,407.3       $  274.7     $  98,709.9      $   471.9
Foreign -- other............................         106.1            0.2           109.0            2.3
                                              -------------------------------------------------------------
                                                 $ 2,513.4       $  274.9     $  98,818.9      $   474.2
                                              =============================================================
2003
United States...............................     $ 6,898.2       $  273.2     $  96,232.2      $ 1,201.7
Foreign -- other............................         407.9            0.5            98.9           13.1
                                              -------------------------------------------------------------
                                                 $ 7,306.1       $  273.7     $  96,331.1      $ 1,214.8
                                              =============================================================
2002
United States...............................     $ 6,214.6       $  525.1     $  87,719.6      $   556.8
Foreign -- other............................         278.2            0.6            87.4           10.7
                                              -------------------------------------------------------------
                                                 $ 6,492.8       $  525.7     $  87,807.0      $   567.5
                                              =============================================================

The Company has no reportable major customers and revenues are attributed to countries based on the location of customers.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 17 -- Fair Value of Financial Instruments

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

The following methods and assumptions were used by the Company to determine the fair values of its financial instruments: For fixed maturity securities, (including redeemable preferred stocks) fair values are obtained from external pricing services where available, broker dealer quotes are used for thinly traded securities and a spread pricing matrix is used when price quotes are not available, which typically is the case for our private placement securities. The spread pricing matrix is based on credit quality, country of issue, market sector and average investment life and is created for these dimensions through brokers' estimates of public spreads derived from their respective publications. At the end of each quarter, our Investment Review Committee reviews all securities where market value is less than ninety percent of amortized cost for three months or more to determine whether impairments need to be taken. This committee includes the head of workouts, the head of each industry team, the head, the head of portfolio management, and the Chief Credit Officer of Manulife. The analysis focuses on each company's or project's ability to service its debts in a timely fashion and the length of time the security has been trading below amortized cost. The results of this analysis are reviewed by the Credit Committee at Manulife. This committee includes Manulife's Chief Financial Officer, Chief Investment Officer, Chief Risk Officer, Chief Credit Officer and other senior management. This quarterly process includes a fresh assessment of the credit quality of each investment in the entire fixed maturities portfolio.

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

The carrying value for policy loans, short-term investments and cash and cash equivalents approximates their respective fair values.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 17 -- Fair Value of Financial Instruments (continued)

The following table presents the carrying values and fair values of the Company's financial instruments:

                                                                                 December 31,
                                                     ------------------------------------------------------------------
                                                                  2004                               2003
                                                     ------------------------------------------------------------------
                                                        Carrying           Fair            Carrying           Fair
                                                         Value             Value            Value             Value
                                                     ------------------------------------------------------------------
                                                                                (in millions)
Assets:
   Fixed maturities:
     Held-to-maturity..............................            --                --      $   1,488.7       $   1,512.8
     Available-for-sale............................    $ 47,863.2        $ 47,863.2         46,482.1          46,482.1
   Equity securities:
     Available-for-sale............................         330.5             330.5            333.1             333.1
     Trading securities............................           4.2               4.2              0.6               0.6
   Mortgage loans on real estate...................      11,792.6          11,873.1         10,871.1          11,791.4
   Policy loans....................................       2,012.0           2,012.0          2,019.2           2,019.2
   Short-term investments..........................           0.2               0.2             31.5              31.5
   Cash and cash equivalents.......................       1,073.3           1,073.3          2,626.9           2,626.9
Derivatives:
   Futures contracts, net..........................           1.1               1.1               --                --
   Interest rate swap agreements...................         358.7             358.7            192.7             192.7
   Interest rate swap CMT..........................            --                --              0.7               0.7
   Interest rate cap agreements....................          11.8              11.8             28.2              28.2
   Interest rate floor agreements..................          85.3              85.3             76.0              76.0
   Currency rate swap agreements...................         899.7             899.7            719.8             719.8
   Credit default swaps............................           0.9               0.9              1.9               1.9
   Equity collar agreements........................            --                --              2.0               2.0

Liabilities:
   Consumer notes..................................       2,379.1           2,360.9          1,550.4           1,473.0
   Debt............................................         715.3             673.8            713.4             775.8
   Guaranteed investment contracts and
     funding agreements............................      14,643.0          14,689.9         17,101.4          17,110.5
   Fixed rate deferred and immediate annuities.....      11,047.7          11,076.8         10,336.0          10,602.9
   Supplementary contracts without life
     contingencies.................................          78.0              69.0             56.6              61.6
Derivatives:
   Futures contracts, net..........................            --                --              0.2               0.2
   Interest rate swap agreements...................         436.0             436.0            839.3             839.3
   Interest rate swaption agreements...............           3.4               3.4              2.6               2.6
   Currency rate swap agreements...................         858.9             858.9            677.0             677.0
   Credit default swaps............................           2.5               2.5              0.9               0.9
Commitments........................................            --           1,425.4               --           2,168.0

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 18 -- Goodwill and Other Intangible Assets

The Company recognized several intangible assets which resulted from business combinations including Manulife's acquisition of the Company (see Note 1 - Change of Control for additional discussion of the Manulife acquisition).

Unamortizable assets include goodwill, brand name and investment management contracts. Goodwill is the excess of the cost to Manulife over the fair value of the Company's identifiable net assets acquired by Manulife in the recent merger. Brand name is the fair value of the Company's trademark and trade name acquired by Manulife in the recent merger. Investment management contracts are the fair values of the investment management relationships between the Company and each of the mutual funds managed by the Company acquired by Manulife in the recent merger.

Amortizable assets include value of business acquired (VOBA), distribution networks and other investment management contracts. VOBA is the present value of estimated future profits of insurance policies in force related to businesses acquired by Manulife in the recent merger. VOBA had weighted average lives ranging from 6 to 17 years for various insurance businesses at the merger. Distribution networks are values assigned to the Company's networks of sales agents and producers responsible for procuring business acquired by Manulife in the recent merger. Distribution networks had weighted average lives of 22 years at the merger. Other investment management contracts are the values assigned to the Company's institutional investment management contracts managed by its investment management subsidiaries. Other investment management contracts have weighted average lives of 10 years at the merger. Collectively, these amortizable intangible assets have a weighted average life of 15 years at the merger.

Brand name, distribution networks, and other investment management contracts were initially recognized at the time of the acquisition of the Company by Manulife. Goodwill, investment management contracts and VOBA were expanded in scope and size as a result of the merger.

The Company will test non-amortizing intangible assets for impairment on an annual basis, and also in response to any events which suggest that these assets may be impaired (triggering events.) Amortizable intangible assets will be tested only in response to triggering events. The Company will test goodwill using the two-step impairment testing program set forth in SFAS No. 142 "Goodwill and Other Intangible Assets." VOBA and the Company's other intangible assets will be evaluated by comparing their fair values to their current carrying values whenever they are tested. Impairments will be recorded whenever an intangible asset's fair value is deemed to be less than its carrying value.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 18 -- Goodwill and Other Intangible Assets - (continued)

The following tables contain summarized financial information for each of these intangible assets as of the dates and periods indicated.

                                                                                     Accumulated
                                                                     Gross           Amortization             Net
                                                                Carrying Amount    and Other Changes    Carrying Amount
                                                               ---------------------------------------------------------
                                                                                      (in millions)
December 31, 2004
     Unamortizable intangible assets:
              Goodwill.......................................      $3,031.7                    --            $3,031.7
              Brand name.....................................         600.0                    --               600.0
              Investment management contracts................         292.9                    --               292.9
     Amortizable intangible assets:
              Distribution networks..........................         397.2               $  (0.7)              396.5
              Other investment management contracts..........          61.7                  (2.6)               59.1
              VOBA...........................................       2,864.6                (164.3)            2,700.3
December 31, 2003
      Unamortizable intangible assets:
              Goodwill.......................................      $  166.7               $ (58.1)           $  108.6
              Mutual fund investment management contracts....          13.3                  (7.0)                6.3
      Amortizable intangible assets:
              VOBA...........................................         205.9                 (37.4)              168.5

                                                                              Period from     Period from
                                                                                April 29       January 1
                                                                                through         through
                                                                              December 31,     April 28,
                                                                                  2004            2004        2003      2002
                                                                            --------------------------------------------------
Aggregate amortization expense                                                                (in millions)
Distribution networks, net of tax of $0.2 million, $ - million,
   $ - million and $ - million, respectively.............................       $  0.5              --          --        --
Other Management contract amortization, net of tax of $0.9 million,
     $ -  million, $ - million and,  $ - million, respectively...........          1.7              --          --        --
VOBA, net of tax of $42.2 million,  $1.8 million, $3.5 million and
   $1.1 million, respectively............................................         78.3          $  3.3       $ 6.6      $ 2.0
                                                                            --------------------------------------------------
Aggregate amortization expense, net of tax of $43.3 million,
   $1.8 million, $3.5 million and $1.1 million, respectively.............       $ 80.5          $  3.3       $ 6.6      $ 2.0
                                                                            ==================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 18 -- Goodwill and Other Intangible Assets - (continued)

                                                             Tax          Net
                                                            Effect      Expense
                                                          ----------------------
                                                               (in millions)
      Estimated future aggregate amortization expense
      for the years ending December 31,
            2005........................................  $ 66.3        $ 123.2
            2006........................................    60.8          113.0
            2007........................................    53.7           99.7
            2008........................................    47.5           88.2
            2009........................................    42.5           79.0

The following tables present the continuity of each of the Company's unamortizable and amortizable intangible assets for the periods presented.

Unamortizable intangible assets:

                                                                 Wealth                    Corporate and
                                                 Protection     Management        G&SFP        Other       Consolidated
                                               -------------------------------------------------------------------------
Goodwill:                                                                     (in millions)
---------
Balance at January 1, 2004....................   $    66.1      $    42.1          --        $   0.4      $   108.6
Goodwill derecognized (1).....................       (66.1)         (42.1)         --           (0.4)        (108.6)
Goodwill recognized (2) ......................     1,842.3        1,040.0          --          149.4        3,031.7
                                               -------------------------------------------------------------------------
Balance at December 31, 2004..................   $ 1,842.3      $ 1,040.0          --        $ 149.4      $ 3,031.7
                                               =========================================================================

(1)   Goodwill derecognized in the purchase transaction with Manulife.
(2)   Goodwill recognized in the purchase transaction with Manulife.

                                                                 Wealth                    Corporate and
                                                 Protection     Management        G&SFP        Other       Consolidated
                                               -------------------------------------------------------------------------
Goodwill:                                                                   (in millions)
---------
Balance at January 1, 2003.....................     $66.1          $42.1            --          $0.4        $108.6
                                                -----------------------------------------------------------------------
Balance at December 31, 2003...................     $66.1          $42.1            --          $0.4        $108.6
                                                =======================================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 18 -- Goodwill and Other Intangible Assets - (continued)

Unamortizable intangible assets (continued):

                                                                      Wealth                    Corporate and
                                                     Protection      Management        G&SFP        Other       Consolidated
                                                  ----------------------------------------------------------------------------
Brand name:                                                                       (in millions)
-----------
Balance at January 1, 2004.....................              --            --            --             --             --
Brand name recognized (1)......................         $ 364.4       $ 209.0            --          $26.6        $ 600.0
                                                  ----------------------------------------------------------------------------
Balance at December 31, 2004...................         $ 364.4       $ 209.0            --          $26.6        $ 600.0
                                                  ============================================================================

(1)   Brand name recognized in the purchase transaction with Manulife.

                                                                      Wealth                   Corporate and
                                                     Protection     Management       G&SFP        Other         Consolidated
                                                   ----------------------------------------------------------------------------
Investment management contracts:                                                   (in millions)
--------------------------------
Balance at January 1, 2004......................         --           $   6.3          --          --            $    6.3
Investment management contracts
  derecognized (1)..............................         --              (6.3)         --          --                (6.3)
Investment management contracts
recognized (2)..................................         --             292.9          --          --               292.9
                                                   ----------------------------------------------------------------------------
Balance at December 31, 2004....................         --           $ 292.9          --          --            $  292.9
                                                   ============================================================================

(1) Investment management contracts derecognized in the purchase transaction with Manulife.
(2) Investment management contracts recognized in the purchase transaction with Manulife.

                                                                     Wealth                    Corporate and
                                                    Protection     Management       G&SFP          Other       Consolidated
                                                  ---------------------------------------------------------------------------
Investment management contracts:                                                   (in millions)
--------------------------------
Balance at January 1, 2003....................         --           $  5.2             --           --           $  5.2
Acquisitions (1)..............................         --              1.1             --           --              1.1
                                                  ---------------------------------------------------------------------------
Balance at December 31, 2003..................         --           $  6.3             --           --           $  6.3
                                                  ===========================================================================

(1) This increase results from JH Fund's purchases of mutual fund investment management contracts for the US Global Leaders Fund, Classic Value Fund, and Large Cap Select Fund in 2003.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 18 -- Goodwill and Other Intangible Assets - (continued)

Amortizable intangible assets:

                                                                      Wealth                    Corporate and
                                                      Protection    Management       G&SFP          Other        Consolidated
                                                    ---------------------------------------------------------------------------
Distribution networks:                                                              (in millions)
----------------------
Balance at January 1, 2004.......................           --            --           --            --                 --
Distribution networks recognized (1).............       $308.6        $ 88.6           --            --           $  397.2
Amortization.....................................         (0.7)           --           --            --               (0.7)
                                                    ---------------------------------------------------------------------------
Balance at December 31, 2004.....................       $307.9        $ 88.6           --            --           $  396.5
                                                    ===========================================================================

(1) Distribution networks recognized in the purchase transaction with Manulife.

                                                                      Wealth                    Corporate and
                                                      Protection    Management       G&SFP          Other       Consolidated
                                                    ---------------------------------------------------------------------------
Other investment management contracts:                                              (in millions)
--------------------------------------
Balance at January 1, 2004.......................         --             --            --             --              --
Other investment management contracts
  recognized (1).................................         --        $  20.3            --         $ 41.4          $ 61.7
Amortization.....................................         --           (0.8)           --           (1.8)           (2.6)
                                                    ---------------------------------------------------------------------------
Balance at December 31, 2004.....................         --        $  19.5            --         $ 39.6          $ 59.1
                                                    ===========================================================================

(1) Other investment management contracts recognized in the purchase transaction with Manulife.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 18 -- Goodwill and Other Intangible Assets - (continued)

Amortizable intangible assets (continued):

                                                                      Wealth                    Corporate and
                                                      Protection    Management       G&SFP          Other       Consolidated
                                                    ---------------------------------------------------------------------------
VOBA:                                                                               (in millions)
-----
Balance at January 1, 2004........................     $  168.5         --             --             --         $  168.5
Amortization......................................         (5.1)        --             --             --             (5.1)
Adjustment to unrealized gains on securities
  available for sale..............................          5.5         --             --             --              5.5
Other adjustments (1).............................         (1.4)        --             --             --             (1.4)
                                                    ---------------------------------------------------------------------------
Balance at April 28, 2004.........................     $  167.5         --             --             --         $  167.5
                                                    ===========================================================================

(1) VOBA related to the acquisition of the fixed universal life insurance business of Allmerica was adjusted to reflect adjustments to the purchase price accounting for the acquisition of that block of business.

                                                                      Wealth                    Corporate and
                                                      Protection    Management       G&SFP          Other       Consolidated
                                                    ---------------------------------------------------------------------------
VOBA:                                                                              (in millions)
-----
Balance at April 29, 2004.........................    $    167.5           --            --          --          $    167.5
VOBA derecognized (1).............................        (167.5)          --            --          --              (167.5)
VOBA recognized (2) ..............................       2,141.8     $  474.9       $ 247.9          --             2,864.6
Amortization......................................         (35.4)       (47.1)        (38.1)         --              (120.6)
Adjustment to unrealized gains on securities
  available for sale..............................         (22.3)       (21.4)           --          --               (43.7)
                                                    ---------------------------------------------------------------------------
Balance at December 31, 2004......................    $  2,084.1     $  406.4       $ 209.8          --          $  2,700.3
                                                    ===========================================================================

(1)   VOBA derecognized in the purchase transaction with Manulife.
(2)   VOBA recognized in the purchase transaction with Manulife.

                                                                      Wealth                    Corporate and
                                                      Protection    Management       G&SFP          Other        Consolidated
                                                    ---------------------------------------------------------------------------
VOBA:                                                                               (in millions)
-----
Balance at January 1, 2003........................    $  177.2          --             --            --           $  177.2
Amortization......................................       (10.1)         --             --            --              (10.1)
Adjustment to unrealized gains on
  securities available for sale...................        (2.8)         --             --            --               (2.8)
Other adjustments(1)..............................         4.2          --             --            --                4.2
                                                    ---------------------------------------------------------------------------
Balance at December 31, 2003......................    $  168.5          --             --            --           $  168.5
                                                    ===========================================================================

(1) An adjustment of $4.2 million was made to previously recorded VOBA relating to acquisition of the fixed universal life insurance business of Allmerica, to reflect refinements in methods and assumptions implemented upon finalization of transition.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 19 -- Certain Separate Accounts

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

During 2004 and 2003, there were no gains or losses on transfers of assets from the general account to the separate account. The assets supporting the variable portion of both traditional variable annuities and variable contracts with guarantees are carried at fair value and reported as summary total separate account assets with an equivalent summary total reported for liabilities. Amounts assessed against the contractholders for mortality, administrative, and other services are included in revenue and changes in liabilities for minimum guarantees are included in policyholder benefits in the Company's Statement of Operations. Separate account net investment income, net investment gains and losses, and the related liability changes are offset within the same line items in the Company's Statement of Operations.

The deposits related to the variable life insurance contracts are invested in separate accounts and the Company guarantees a specified death benefit if certain specified premiums are paid by the policyholder, regardless of separate account performance.

At December 31, 2004 and December 31, 2003, the Company had the following variable life contracts with guarantees. For guarantees of amounts in the event of death, the net amount at risk is defined as the excess of the initial sum insured over the current sum insured for fixed premium variable life contracts, and, for other variable life contracts, is equal to the sum insured when the account value is zero and the policy is still in force.

                                               December 31,        December 31,
                                                  2004                2003
                                              ----------------------------------
                                                (in millions, except for age)
Life contracts with guaranteed benefits
  In the event of death
  Account values ............................   $ 6,899.0          $ 6,249.4
  Net amount at risk related to deposits ....       117.5              106.2
  Average attained age of contractholders ...          44                 46

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

At December 31, 2004 and December 31, 2003, the Company had the following variable contracts with guarantees. (Note that the Company's variable annuity contracts with guarantees may offer more than one type of guarantee in each contract; therefore, the amounts listed are not mutually exclusive.) For guarantees of amounts in the event of death, the net amount at risk is defined as the current guaranteed minimum death benefit in excess of the current account balance at the balance sheet date. For guarantees of amounts at annuitization, the net amount at risk is defined as the present value of the minimum guaranteed annuity payments available to the contract holder determined in accordance with the terms of the contract in excess of the current account balance. For guarantees of accumulation balances, the net amount at risk is defined as the guaranteed minimum accumulation balance minus the current account balance.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 19 -- Certain Separate Accounts - (continued)

                                                      December 31,  December 31,
                                                          2004         2003
                                                     ---------------------------
                                                         (in millions, except
                                                        for ages and percents)

Return of net deposits
In the event of death
  Account value ....................................   $3,273.7     $ 3,406.4
  Net amount at risk ...............................      121.5         153.8
  Average attained age of contractholders ..........         64            61

Return of net deposits plus a minimum return
In the event of death
  Account value ....................................   $  985.2     $ 1,051.7
  Net amount at risk ...............................      212.9         230.7
  Average attained age of contractholders ..........         65            63
  Guaranteed minimum return rate ...................          5%            5%
At annuitization
  Account value ....................................   $  212.0     $   169.4
  Net amount at risk ...............................       21.0            --
  Average attained age of contractholders ..........         59            57
  Range of guaranteed minimum return rates .........        4-5%          4-5%

Highest specified anniversary amount value minus
withdrawals post anniversary
In the event of death
  Account value ....................................   $1,177.0     $ 1,224.7
  Net amount at risk ...............................      139.2         214.0
  Average attained age of contractholders ..........         63            58


Account balances of variable contracts with guarantees were invested in various separate accounts in variable separate mutual funds which included foreign and domestic equities and bonds as shown below:

                                                December 31,     December 31,
                                                   2004              2003
                                               --------------------------------
Type of Fund                                             (in millions)
Domestic Equity - Growth Funds...............   $   3,031.6      $    2,813.4
Domestic Bond Funds..........................       2,211.2           2,423.5
Domestic Equity - Growth & Income Funds......       2,348.1           2,341.2
Balanced Investment Funds....................       2,103.5           2,167.4
Domestic Equity - Value Funds................       1,097.8             865.0
International Equity Funds...................         902.9             621.1
International Bond Funds.....................         119.4             107.3
Hedge Funds..................................          31.8              22.7
                                                -----------      ------------
  Total .....................................   $  11,846.3      $   11,361.6
                                                ===========      ============

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 19 -- Certain Separate Accounts - (continued)

The following table summarizes the liabilities for guarantees on variable contracts reflected in the general account:

                                                      Guaranteed      Guaranteed
                                                    Minimum Death   Minimum Income
                                                    Benefit (GMDB)  Benefit (GMIB)   Totals
                                                    ----------------------------------------
                                                               (in millions)

Balance at January 1, 2004........................    $   32.9        $  1.0         $ 33.9
Incurred guarantee benefits ......................         5.1            --            5.1
Fair value adjustment at Manulife acquisition.....         7.9           0.6            8.5
Paid guarantee benefits ..........................        (8.7)           --           (8.7)
                                                    ----------------------------------------
Balance at December 31, 2004 .....................    $   37.2        $  1.6         $ 38.8
                                                    ========================================

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

The following assumptions and methodology were used to determine the GMDB liability at December, 2004.

o Data used included 1,000 and 200 (for life and annuity contracts, respectively) stochastically generated investment performance scenarios.
o Volatility assumptions depended on mix of investments by contract type and were 19% for annuity and 13.8% for life products.
o Life products used purchase GAAP mortality, lapse, mean investment performance, and discount rate assumptions included in the related deferred acquisition cost (DAC) and value of business acquired (VOBA) models which varied by product
o     Mean investment performance assumptions for annuity contracts were 8.67%.
o     Annuity mortality was assumed to be 100% of the Annuity 2000 table.
o Annuity lapse rates vary by contract type and duration and range from 1 percent to 20 percent.
o     Annuity discount rate was 6.5%.

The guaranteed minimum income benefit (GMIB) liability represents the expected value of the annuitization benefits in excess of the projected account balance at the date of annuitization, recognizing the excess ratably over the accumulation period based on total expected assessments. The Company regularly evaluates estimates used and adjusts the additional liability balance, with a related charge or credit to benefit expense, if actual experience or other evidence suggests that earlier assumptions should be revised. The guaranteed minimum accumulation benefit (GMAB) liability is determined each period end by calculating the highest investment value occurring ten or more years prior to each contract's maturity, applying the guaranteed rates of 75% or 100% depending upon the type of contract and adjusting the results proportionately for any new deposits or withdrawals within the final ten years to maturity.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 20 -- Quarterly Results of Operations (unaudited)

The following is a summary of unaudited quarterly results of operations for 2004 and 2003:

                                    ----------------------------------------------------------------------------------------------
                                                           2004                                             2003
                                    --------------------------------------------------  ------------------------------------------
                                              April 1    April 29
                                              through    through
                                      March   April 28   June 30   September  December    March      June     September  December
                                    --------------------------------------------------  ------------------------------------------
                                                                         (in millions)
Premiums and other
   considerations ...............   $  851.1   $ 276.5   $  551.7  $  829.1   $  926.7   $  818.6  $  815.2  $   821.6  $  993.1
Net investment income ...........      983.5     301.2      518.8     760.2      853.1      933.1     942.3      931.5     992.5
Net realized investment and
   other losses, net of related
   amortization of deferred
   policy acquisition costs,
   value of business acquired,
   amounts credited to
   participating pension
   contractholders, and the
   policyholder dividend
   obligation....................      (97.7)    198.7       48.9    (148.0)      69.1      105.4      78.3      (62.7)    (62.8)
                                    --------------------------------------------------  ------------------------------------------
Total revenues...................    1,736.9     776.4    1,119.4   1,441.3    1,848.9    1,857.1   1,835.8    1,690.4   1,922.8

Benefits and expenses  ..........    1,529.4     509.7      895.5   1,371.0    1,654.6    1,470.3   1,469.5    1,493.1   1,658.4
                                    --------------------------------------------------  ------------------------------------------

Income before income taxes
   and cumulative effect of
   accounting changes............      207.5     266.7      223.9      70.3      194.3      386.8     366.3      197.3     264.4

Cumulative effect of accounting
   changes, net of tax...........       (3.3)       --         --        --         --         --        --         --    (279.0)
                                    --------------------------------------------------  ------------------------------------------

Net income.......................   $  154.3   $ 175.0   $  169.1  $   59.2   $  144.4   $  271.0  $  257.7  $   157.7  $  (95.9)
                                    ==================================================  ==========================================

Note 21 -- Subsequent Events

On March 8, 2005, the Company issued 32,000 shares of Common Stock to its sole shareholder, JHFS, for consideration of $320.0 million. The transaction was exempt from registration under Section 4(2) of the Securities Act of 1933. Following notification to the Massachusetts Insurance Commissioner, the Company paid a $320.0 million dividend to JHFS on March 7, 2005.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                     SCHEDULE I -- SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                             As of December 31, 2004
                                  (in millions)

Column A                                                                          Column B          Column C         Column D
                                                                                                                  AMOUNT AT WHICH
                                                                                                                   SHOWN IN THE
                                                                                                                   CONSOLIDATED
TYPE OF INVESTMENT                                                                COST (2)           VALUE         BALANCE SHEET
-----------------------------------------------------------------------------------------------------------------------------------
Fixed maturity securities, available-for-sale:
Bonds:
United States government and government agencies and authorities.....             $   341.0         $   342.2        $   342.2
States, municipalities and political subdivisions....................                 606.1             593.9            593.9
Foreign governments..................................................                 172.7             184.0            184.0
Public utilities.....................................................               4,687.2           4,799.6          4,799.6
Convertibles and bonds with warrants attached........................                  82.8              84.8             84.8
All other corporate bonds............................................              40,266.0          40,956.3         40,956.3
Certificates of deposits.............................................                    --                --               --
Redeemable preferred stock...........................................                 881.4             902.4            902.4
                                                                             ------------------------------------------------------
Total fixed maturity securities, available-for-sale..................              47,037.2          47,863.2         47,863.2
                                                                             ------------------------------------------------------
Equity securities, available-for-sale:
Common stocks:
Public utilities.....................................................                    --                --               --
Banks, trust and insurance companies.................................                    --                --               --
Industrial, miscellaneous and all other..............................                 303.6             312.6            312.6
Non-redeemable preferred stock.......................................                  17.9              17.9             17.9
                                                                             ------------------------------------------------------
Total equity securities, available-for-sale..........................             $   321.5         $   330.5        $   330.5
                                                                             ------------------------------------------------------
Fixed maturity securities, held-to-maturity:
Bonds:
United States government and government agencies and authorities.....                    --                --               --
States, municipalities and political subdivisions....................                    --                --               --
Foreign governments..................................................                    --                --               --
Public utilities.....................................................                    --                --               --
Convertibles and bonds with warrants attached........................                    --                --               --
All other corporate bonds............................................                    --                --               --
Certificates of deposits.............................................                    --                --               --
Redeemable preferred stock...........................................                    --                --               --
                                                                             ------------------------------------------------------
Total fixed maturity securities, held-to-maturity....................                    --                --               --
                                                                             ------------------------------------------------------

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                     SCHEDULE I -- SUMMARY OF INVESTMENTS -
             OTHER THAN INVESTMENTS IN RELATED PARTIES - (CONTINUED)
                             As of December 31, 2004
                                  (in millions)

Column A                                         Column B    Column C        Column D
                                                                         AMOUNT AT WHICH
                                                                           SHOWN IN THE
                                                                           CONSOLIDATED
TYPE OF INVESTMENT                               COST (2)      VALUE      BALANCE SHEET
-----------------------------------------------------------------------------------------
Equity securities, trading:
Common stocks:
Public utilities..........................              --          --              --
Banks, trust and insurance companies......              --          --              --
Industrial, miscellaneous and all other...      $      4.2   $     4.2       $     4.2
Non-redeemable preferred stock............              --          --              --
                                            ---------------------------------------------
Total equity securities, trading..........             4.2         4.2             4.2
                                            ---------------------------------------------
Mortgage loans on real estate, net (1)....        11,837.9        XXXX        11,792.6
Real estate, net:
  Investment properties (1)...............           291.1        XXXX           277.2
  Acquired in satisfaction of debt (1)....              --        XXXX              --
Policy loans..............................         2,012.0        XXXX         2,012.0
Other long-term investments (2)...........         3,359.3        XXXX         3,359.3
Short-term investments....................             0.2        XXXX             0.2
                                            ---------------------------------------------
Total investments.........................      $ 64,863.4   $48,197.9       $65,639.2
                                            =============================================

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

               SCHEDULE III -- SUPPLEMENTARY INSURANCE INFORMATION
   As of December 31, 2004, 2003 and 2002 and for each of the years then ended
                                  (in millions)

Column A                                    Column B         Column C         Column D         Column E          Column F

                                                              FUTURE                              OTHER
                                                              POLICY                             POLICY
                                                             BENEFITS,                           CLAIMS
                                            DEFERRED          LOSSES,                              AND
                                             POLICY         CLAIMS AND                          BENEFITS
                                          ACQUISITION          LOSS           UNEARNED          PAYABLE          PREMIUM
                SEGMENT                      COSTS           EXPENSES        PREMIUMS (1)          (1)            REVENUE
-----------------------------------------------------------------------------------------------------------------------------
2004:
Protection........................        $    197.4       $ 26,381.1         $  43.3           $  182.5          $1,546.4
Wealth Management (2).............             (16.7)        11,640.4              --                0.1              10.0
Guaranteed & Structured
   Financial Products.............               0.6         27,106.6              --                4.6              20.0
Corporate & Other.................               0.1             40.9              --                0.6             403.6
                                       --------------------------------------------------------------------------------------
     Total........................        $    181.4       $ 65,169.0         $  43.3           $  187.8          $1,980.0
                                       ======================================================================================

2003:
Protection........................        $  2,775.1       $ 23,079.1         $ 333.3          $   129.1          $1,583.8
Wealth Management (2).............             634.7         10,850.8              --                0.1              35.3
Guaranteed & Structured
   Financial Products.............               7.8         27,420.7            73.6                2.7              16.8
Corporate & Other.................               3.1            784.3              --               34.6             403.5
                                       --------------------------------------------------------------------------------------
     Total........................        $  3,420.7       $ 62,134.9         $ 406.9          $   166.5          $2,039.4
                                       ======================================================================================

2002:
Protection........................        $  2,660.3       $ 20,715.9         $ 300.3          $   108.2          $1,662.1
Wealth Management (2).............             681.2          8,952.8              --                0.1              29.3
Guaranteed & Structured
   Financial Products.............               8.6         26,845.4            68.6                2.9              18.3
Corporate & Other.................               2.5          1,043.9              --               49.5             274.5
                                       --------------------------------------------------------------------------------------
     Total........................        $  3,352.6       $ 57,558.0         $ 368.9          $   160.7          $1,984.2
                                       ======================================================================================

(1) Unearned premiums and other policy claims and benefits payable are included in these amounts.
(2) Formerly referred to as the Asset Gathering Segment prior to the merger with Manulife April 28, 2004.

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                     SCHEDULE III -- SUPPLEMENTARY INSURANCE
               INFORMATION -- (CONTINUED) As of December 31, 2004, 2003 and 2002 and for each of the years then ended
                                  (in millions)

               Column A                     Column B         Column C                  Column D                   Column E

                                                                                    AMORTIZATION OF
                                                                                    DEFERRED POLICY
                                                                                  ACQUISITION COSTS
                                                                                      AND VALUE OF
                                                             BENEFITS,             BUSINESS ACQUIRED,
                                                              CLAIMS,              EXCLUDING AMOUNTS
                                              NET           LOSSES, AND         RELATED TO NET REALIZED            OTHER
                                           INVESTMENT       SETTLEMENT           INVESTMENT AND OTHER            OPERATING
                SEGMENT                    INCOME (3)        EXPENSES               GAINS (LOSSES)              EXPENSES (3)
-----------------------------------------------------------------------------------------------------------------------------

2004:
Protection........................         $ 1,371.4         $ 1,904.7               $     132.1                 $   470.0
Wealth Management (4).............             655.4             398.2                     103.0                     325.8
Guaranteed & Structured
   Financial Products.............           1,364.9             957.5                      38.7                     188.4
Corporate & Other.................              25.1             338.4                      (0.3)                    629.8
                                       --------------------------------------------------------------------------------------
     Total........................         $ 3,416.8         $ 3,598.8               $     273.5                 $ 1,614.0
                                       ======================================================================================

2003:
Protection........................         $ 1,448.9         $ 1,912.4               $     195.1                 $   473.8
Wealth Management (4).............             709.4             500.7                     111.4                     228.2
Guaranteed & Structured
   Financial Products.............           1,676.7           1,084.0                       2.3                     194.2
Corporate & Other.................             (35.6)            352.1                      (0.4)                    499.7
                                       --------------------------------------------------------------------------------------
     Total........................         $ 3,799.4         $ 3,849.2               $     308.4                 $ 1,395.9
                                       ======================================================================================

2002:
Protection........................         $ 1,339.2         $ 1,934.5               $     174.6                 $   532.3
Wealth Management (4).............             575.0             446.7                     140.5                     205.2
Guaranteed & Structured
   Financial Products.............           1,703.9           1,186.8                       2.2                     135.3
Corporate & Other.................             (37.1)            237.2                      (0.8)                    374.6
                                       --------------------------------------------------------------------------------------
     Total........................         $ 3,581.0         $ 3,805.2               $     316.5                 $ 1,247.4
                                       ======================================================================================

(3) Allocations of net investment income and certain operating expenses are based on a number of assumptions and estimates, and reported operating results would change by segment if different methods were applied.
(4) Formerly referred to as the Asset Gathering Segment prior to the merger with Manulife April 28, 2004.

The condensed financial information should be read in conjunction with the audited consolidated financial statements and notes thereto.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                           SCHEDULE IV -- REINSURANCE
               As of December 31, 2004, 2003 and 2002 and for each
                            of the years then ended:
                                  (in millions)

                                                                    ASSUMED                   PERCENTAGE
                                                    CEDED TO         FROM                      OF AMOUNT
                                        GROSS         OTHER         OTHER          NET         ASSUMED TO
                                        AMOUNT      COMPANIES      COMPANIES      AMOUNT          NET
---------------------------------------------------------------------------------------------------------
2004:
Life insurance in force...........     $255,940.2   $226,330.7    $145,837.1     $175,446.6      83.1%
                                      ======================================================
Premiums:
Life insurance....................     $  1,626.7   $    728.5     $   478.8     $  1,377.0      34.8%
Accident and health
   Insurance......................          903.4        498.7         198.3          603.0      32.9%
                                      ------------------------------------------------------
     Total........................     $  2,530.1   $  1,227.2     $   677.1     $  1,980.0      34.2%
                                      ======================================================

2003:
Life insurance in force...........     $291,130.3   $222,077.8     $75,965.3     $145,017.8      52.4%
                                      ======================================================
Premiums:
Life insurance....................     $  2,037.1   $  1,036.6     $   491.7     $  1,492.2      33.0%
Accident and health
   Insurance......................          776.4        428.0         198.8          547.2      36.3%
                                      ------------------------------------------------------
     Total........................     $  2,813.5   $  1,464.6     $   690.5     $  2,039.4      33.9%
                                      ======================================================

2002:
Life insurance in force...........     $308,858.4   $179,098.5     $34,544.8     $164,304.7      21.0%
                                      ======================================================
Premiums:
Life insurance....................     $  1,945.3   $    734.3     $   305.4     $  1,516.4      20.1%
Accident and health
   Insurance......................          619.7        315.8         163.9          467.8      35.0%
                                      ------------------------------------------------------
     Total........................     $  2,565.0   $  1,050.1     $   469.3     $  1,984.2      23.7%
                                      ======================================================

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

                                           JOHN HANCOCK LIFE INSURANCE COMPANY

                                           By:     /s/ STEVEN FINCH
                                                   ----------------
                                                   Steven Finch
                                                   Senior Vice President and
                                                   Chief Financial Officer

                                           Date:   March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         SIGNATURE                                          TITLE                                       DATE

/s/ JAMES M. BENSON
-------------------
James M. Benson                            President, Chief Executive                             March 31, 2005
                                           Officer and Director
                                           (Principal Executive Officer)

/s/ STEVEN FINCH
----------------
Steven Finch                               Senior Vice President and
                                           Chief Financial Officer
                                           (Principal Financial and Accounting Officer)           March 31, 2005

/s/ JONATHAN CHIEL
------------------
Jonathan Chiel                             Executive Vice President, General
                                           Counsel and Director                                   March 31, 2005

/s/ DOMINIC D'ALESSANDRO
-------------------------
Dominic D'Alessandro                       Chairman of the Board                                  March 31, 2005

/s/ DONALD A. GULOIEN
---------------------
Donald A. Guloien                          Senior Executive Vice President, Chief
                                           Investment Officer and Director                        March 31, 2005

/s/ PETER H. RUBENOVITCH
------------------------
Peter H. Rubenovitch                       Senior Executive Vice President
                                           and Director                                           March 31, 2005

/s/ JOHN D. DESPREZ, III
------------------------
John D. DesPrez, III                       Senior Executive Vice President
                                           and Director                                           March 31, 2005

                       JOHN HANCOCK LIFE INSURANCE COMPANY

/s/ ROBERT R. REITANO
---------------------
Robert R. Reitano                          Executive Vice President
                                           and Director                                           March 31, 2005

/s/ BEVERLY S. MARGOLIAN
------------------------
Beverly S. Margolian                       Executive Vice President
                                           and Director                                           March 31, 2005