Form 10-Q
period 2005-03-31
HANCOCK JOHN LIFE INSURANCE CO
filed 2005-05-16
CIK 917406

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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


     As of May 9, 2005 there were outstanding 33,000 shares of common stock,
        $10,000 par value per share, of the registrant, all of which were owned by John Hancock Financial Services, Inc.

                            Reduced Disclosure Format

    Registrant meets the conditions set forth in General Instruction H(1) (a)
         and(b) of Form 10-Q and is therefore filing this Form with the
                           Reduced Disclosure Format.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                           CONSOLIDATED BALANCE SHEETS

                                                                   March 31,       December 31,
                                                                     2005              2004
                                                                  (unaudited)
                                                                 -------------------------------
                                                                         (in millions)
Assets
Investments
Fixed maturities:
     Available-for-sale--at fair value
     (cost: March 31--$46,321.4; December 31--$47,037.2) ..        $46,532.0        $47,863.2
Equity securities:
     Available-for-sale--at fair value
     (cost: March 31--$441.1; December 31--$321.5) ........            451.8            330.5
     Trading securities--at fair value
     (cost: March 31--$4.3; December 31--$4.2) ............              4.3              4.2
Mortgage loans on real estate .............................         11,600.6         11,792.6
Real estate ...............................................            272.9            277.2
Policy loans ..............................................          2,018.4          2,012.0
Short-term investments ....................................              0.2              0.2
Other invested assets .....................................          3,371.6          3,359.3
                                                                   ---------        ---------

         Total Investments ................................         64,251.8         65,639.2

Cash and cash equivalents .................................            666.8          1,073.3
Accrued investment income .................................            787.1            683.0
Premiums and accounts receivable ..........................             93.7             67.2
Goodwill ..................................................          3,031.7          3,031.7
Value of business acquired ................................          2,713.2          2,700.3
Deferred policy acquisition costs .........................            317.7            181.4
Intangible assets .........................................          1,346.1          1,348.5
Reinsurance recoverable ...................................          3,451.2          3,345.5
Other assets ..............................................          2,948.8          2,937.6
Separate account assets ...................................         18,370.5         18,753.0
                                                                   ---------        ---------
         Total Assets .....................................        $97,978.6        $99,760.7
                                                                   =========        =========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                                                   March 31,       December 31,
                                                                     2005              2004
                                                                  (unaudited)
                                                                 -------------------------------
                                                                         (in millions)
Liabilities and Shareholder's Equity

Liabilities
Future policy benefits ....................................        $43,053.6        $42,962.8
Policyholders' funds ......................................         18,137.6         19,385.8
Consumer notes ............................................          2,456.0          2,379.1
Unearned revenue ..........................................             63.1             43.3
Unpaid claims and claim expense reserves ..................            171.3            187.8
Dividends payable to policyholders ........................            435.1            441.3
Short-term debt ...........................................             96.4            137.7
Long-term debt ............................................            568.2            577.6
Income taxes ..............................................             49.6              5.9
Other liabilities .........................................          4,208.2          4,588.2
Separate account liabilities ..............................         18,370.5         18,753.0
                                                                   ---------        ---------
         Total liabilities ................................         87,609.6         89,462.5

Minority interests ........................................              5.1              5.1

Commitments and contingencies - Note 4

Shareholder's Equity
Common stock, $10,000 par value; 33,000 and 1,000 shares
   authorized and outstanding at March 31, 2005 and
   December 31, 2004, respectively ........................            330.0             10.0
Additional paid in capital ................................          9,467.0          9,467.0
Retained earnings .........................................            127.8            172.7
Accumulated other comprehensive income ....................            439.1            643.4
                                                                   ---------        ---------

         Total Shareholder's Equity .......................         10,363.9         10,293.1
                                                                   ---------        ---------

         Total Liabilities and Shareholder's Equity .......        $97,978.6        $99,760.7
                                                                   =========        =========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME

                                                                                             Predecessor
                                                                                 Company       Company
                                                                               -----------  -------------
                                                                                    Three Months Ended
                                                                                        March 31,
                                                                                  2005            2004
                                                                               --------------------------
                                                                                      (in millions)
Revenues
   Premiums ............................................................        $  490.4        $  470.7
   Universal life and investment-type product fees .....................           165.4           176.8
   Net investment income ...............................................           864.3           983.5
   Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholders and the
      policyholder dividend obligation $(64.8) and $(72.5) for the
      three months ended March 31, 2005 and 2004, respectively) ........           157.3           (97.7)
   Investment management revenues, commissions and other fees ..........           136.3           132.4
   Other revenue .......................................................            63.5            71.2
                                                                                --------        --------
         Total revenues ................................................         1,877.2         1,736.9

Benefits and Expenses
   Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to
      participating pension contractholders and the policyholder dividend obligation $(60.8) and  $(90.5) for the three months
      ended March 31, 2005 and 2004, respectively) .....................           903.7           935.3
   Other operating costs and expenses ..................................           381.9           370.7
   Amortization of deferred policy acquisition costs and value of business acquired, excluding amounts related to net realized investment and other gains (losses) $(4.0) and $18.0 for the
      three months ended March 31, 2005 and 2004, respectively) ........            47.8           106.8
   Dividends to policyholders ..........................................           118.1           116.6
                                                                                --------        --------
         Total benefits and expenses ...................................         1,451.5         1,529.4

Income before income taxes and cumulative effect of accounting change ..           425.7           207.5

Income taxes ...........................................................           150.6            49.9
                                                                                --------        --------

Income before cumulative effect of accounting change ...................           275.1           157.6

Cumulative effect of accounting change, net of tax .....................              --            (3.3)
                                                                                --------        --------

Net income .............................................................        $  275.1        $  154.3
                                                                                ========        ========

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                            AND COMPREHENSIVE INCOME

                                                                                     Accumulated
                                                            Additional                  Other          Total
                                                  Common     Paid in     Retained   Comprehensive   Shareholder's  Outstanding
                                                  Stock      Capital     Earnings   Income (Loss)      Equity        Shares
                                                 -----------------------------------------------------------------------------
                                                       (in millions, except for outstanding share data in thousands)
Predecessor Company
-------------------

Balance at January 1, 2004.....................    $10.0    $4,763.2     $1,332.1      $1,477.6       $ 7,582.9       1.0

Comprehensive income:
   Net income..................................                             154.3                         154.3

   Other comprehensive income, net of tax:
     Net unrealized gains (losses).............                                           350.9           350.9
     Net accumulated gains (losses) on cash
       flow hedges.............................                                           113.7           113.7
     Minimum pension liability.................                                             0.5             0.5
                                                                                                      ---------
Comprehensive income...........................                                                           619.4
                                                 -----------------------------------------------------------------------------
Balance at March 31, 2004......................    $10.0    $4,763.2     $1,486.4      $1,942.7       $ 8,202.3       1.0
                                                 =============================================================================

Company
-------

Balance at  January 1, 2005....................   $ 10.0    $9,467.0     $  172.7      $  643.4       $10,293.1       1.0

Comprehensive income:
   Net income..................................                             275.1                         275.1

   Other comprehensive income, net of tax:
     Change in unrealized appreciation.........                                          (262.8)         (262.8)
     Net accumulated gains (losses) on
       cash flow hedges........................                                            59.9            59.9
     Foreign currency translation
       adjustment..............................                                            (1.4)           (1.4)
                                                                                                      ---------
Comprehensive income...........................                                                            70.8

Contribution from parent company                   320.0                                                  320.0      32.0
Dividend paid to parent company                                            (320.0)                       (320.0)
                                                 -----------------------------------------------------------------------------
Balance at March  31, 2005.....................   $330.0    $9,467.0     $  127.8      $  439.1       $10,363.9      33.0
                                                 =============================================================================

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                          Predecessor
                                                                                              Company       Company
                                                                                            -----------  -------------
                                                                                                 Three Months Ended
                                                                                                     March 31,
                                                                                               2005            2004
                                                                                            --------------------------
                                                                                                   (in millions)
Cash flows from operating activities:
    Net income .........................................................................     $  275.1        $  154.3
    Adjustments to reconcile net income to net cash provided by operating activities:
       Amortization of premium - fixed maturities ......................................        158.4            11.4
       Net realized investment and other (gains) losses ................................       (157.3)           97.7
       Cumulative effect of accounting change ..........................................           --             3.3
       Change in deferred policy acquisition costs .....................................        (71.2)             --
       Depreciation and amortization ...................................................         50.1            11.4
       Decrease (increase) in accrued investment income ................................       (104.1)          (50.6)
       Net cash flows from trading securities ..........................................         (0.1)             --
       Decrease (increase) in premiums and accounts receivable .........................        (26.5)           (9.4)
       Increase in other assets and other liabilities, net .............................       (145.2)          (59.2)
       Increase in policy liabilities and accruals, net ................................        426.9           356.4
       Increase in income taxes ........................................................        148.8            21.3
                                                                                             --------        --------

           Net cash provided by operating activities ...................................        554.9           536.6

Cash flows from investing activities:
    Sales of:
       Fixed maturities available-for-sale .............................................      1,547.5         1,849.2
       Equity securities available-for-sale ............................................         11.8            79.2
       Real estate .....................................................................          0.3             8.2
       Short-term investments and other invested assets ................................        162.6            79.5
    Maturities, prepayments and scheduled redemptions of:
       Fixed maturities held-to-maturity ...............................................           --            35.7
       Fixed maturities available-for-sale .............................................      1,202.6           996.4
       Short-term investments and other invested assets ................................           --            24.7
       Mortgage loans on real estate ...................................................        389.7           507.8
    Purchases of:
       Fixed maturities available-for-sale .............................................     (2,414.0)       (3,620.8)
       Equity securities available-for-sale ............................................       (141.2)          (38.6)
       Real estate .....................................................................         (5.2)           (2.4)
       Short-term investments and other invested assets ................................       (122.5)         (291.8)
       Mortgage loans on real estate issued ............................................       (288.5)         (309.2)
    Other, net .........................................................................          5.3           (77.9)
                                                                                             --------        --------

           Net cash provided by (used in) investing activities .........................        348.4          (760.0)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                                                                                                          Predecessor
                                                                                              Company       Company
                                                                                            -----------  -------------
                                                                                                 Three Months Ended
                                                                                                     March 31,
                                                                                               2005            2004
                                                                                            --------------------------
                                                                                                   (in millions)
Cash flows from financing activities:
    Universal life and investment-type contract deposits .............................       $   797.3      $ 1,766.4
    Universal life and investment-type contract maturities and withdrawals ...........        (2,142.1)      (1,978.1)
    Issuance of consumer notes .......................................................            77.0          274.7
    Issuance of long-term debt .......................................................             0.3            0.2
    Repayment of short-term debt .....................................................           (41.2)         (37.9)
    Repayment of long-term debt ......................................................            (1.1)          (0.9)
                                                                                             ---------      ---------

        Net cash (used in) provided by financing activities ..........................        (1,309.8)          24.4
                                                                                             ---------      ---------

        Net decrease in cash and cash equivalents ....................................          (406.5)        (199.0)

        Cash and cash equivalents at beginning of year ...............................         1,073.3        2,626.9
                                                                                             ---------      ---------

        Cash and cash equivalents at end of period ...................................       $   666.8      $ 2,427.9
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

      The following table summarizes the estimated fair values of the assets and liabilities recorded as of April 28, 2004:

                                                                Fair Value
                                                               -------------
                                                               (in millions)
      Assets:
      Fixed maturity securities..........................        $48,658.9
      Equity securities..................................            230.3
      Mortgage loans.....................................         11,563.5
      Policy loans.......................................          2,027.6
      Other invested assets..............................          3,423.8
      Goodwill...........................................          3,031.7
      Value of business acquired.........................          2,864.6
      Intangible assets..................................          1,352.0
      Deferred tax asset.................................            436.4
      Cash and cash equivalents..........................          1,684.7
      Reinsurance recoverable, net.......................          3,162.0
      Other assets acquired..............................          3,067.2
      Separate account assets............................         18,331.9
                                                              -------------
               Total assets acquired.....................         99,834.6

      Liabilities:
      Policy liabilities.................................         66,277.5
      Other liabilities..................................          5,748.2
      Separate accounts..................................         18,331.9
                                                              -------------
               Total liabilities assumed.................         90,357.6

      Net assets acquired................................        $ 9,477.0
                                                              =============

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 1 -- Change of Control - (continued)

      Goodwill of $3,031.7 million has been allocated to the Company's business and geographic segments. Of the $3,031.7 million in goodwill, no material amount is expected to be deductible for tax purposes. Value of business acquired is the present value of estimated future profits of insurance policies in force related to businesses acquired by Manulife, and has been allocated to the Company's business and geographic segments.

      Aside from goodwill and value of business acquired, intangible assets of $1,352.0 million resulting from the acquisition consists of the "John Hancock" brand name, distribution network, investment management contracts in the mutual funds business and other investments management contracts in the institutional investment advisory business. Refer to Note 7 -- Goodwill and Other Intangible Assets for a more complete discussion of these intangible assets.

Restructuring Costs

      Prior to the merger, the Company continued its Competitive Positioning Project, which involved reducing costs and increasing future operating efficiencies by consolidating portions of the Company's operations. The Project consisted primarily of reducing staff in the home office and terminating certain operations outside the home office. Following the acquisition of the Company by Manulife on April 28, 2004, as previously discussed, Manulife developed a plan to integrate the operations of the Company with its consolidated subsidiaries. Manulife expects the restructuring to be substantially completed by the end of 2005. Restructuring costs of $85.1 million were recognized by the Company as part of the purchase transaction and consist primarily of exit and consolidation activities involving operations, certain compensation costs, and facilities. The accruals for the restructuring costs are included in other liabilities on the Company's Consolidated Balance Sheets and in other operating costs and expenses on the consolidated income statements.

      The following details the amounts and status of restructuring costs:

                                                Amount Utilized                            Amount Utilized
                              Pre-merger        January 1, 2004                            April 29, 2004
                              accrual at            through                                    through           Accrual at
       Type of Cost         January 1, 2004     April 28, 2004     Accrued at merger      December 31, 2004   December 31, 2004
-------------------------------------------------------------------------------------------------------------------------------
                                                                      (in millions)

      Personnel .......          $12.0              $ 3.3                $41.5                  $ 9.6              $40.6
      Facilities ......             --                 --                 43.6                    7.8               35.8
                            ---------------------------------------------------------------------------------------------------
         Total ........          $12.0              $ 3.3                $85.1                  $17.4              $76.4
                            ===================================================================================================

                                                             Amount Utilized
                                                             January 1, 2005
                                  Accrual at                     through                     Accrual at
       Type of Cost            January 1, 2005                March 31, 2005               March 31, 2005
-------------------------------------------------------------------------------------------------------------
                                                              (in millions)
      Personnel .......             $40.6                         $ 4.0                        $36.6
      Facilities ......              35.8                           4.1                         31.7
                              -------------------------------------------------------------------------------
         Total ........             $76.4                         $ 8.1                        $68.3
                              ===============================================================================

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

Basis of Presentation

      The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, these unaudited consolidated financial statements contain all adjustments, consisting of purchase accounting adjustments resulting from Manulife's acquisition of the Company, (see Note 1-Change of Control), as well as normal and recurring adjustments necessary for a fair presentation of the Company's financial position and results of operations. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These unaudited consolidated financial statements should be read in conjunction with the Company's annual audited financial statements as of December 31, 2004 included in the Company's Form 10-K for the year ended December 31, 2004 filed with the United States Securities and Exchange Commission (hereafter referred to as the Company's 2004 Form 10-K). The Company's news releases, financial statements and other information are available on the internet at www.manlife.com. In addition, all of the Company's United States Securities and Exchange Commission filings including its financial statements are available on the internet at www.sec.gov, under the name Hancock John Life.

      The balance sheet at December 31, 2004, presented herein, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

                                                                  Three Months Ended March 31,
                                                                       2005          2004
                                                                     --------      --------
                                                                         (in millions)
Net income, as reported .......................................      $  275.1      $  154.3
Add: Stock-based employee compensation expense included in
   reported net income, net of related tax effects ............           1.2           3.4
Deduct: Total stock-based employee compensation expense
   determined under fair value method for all awards, net of
   related tax effects ........................................           1.2           5.1
                                                                     --------      --------
Pro-forma net income ..........................................      $  275.1      $  152.6
                                                                     ========      ========

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

Cumulative Effect of Accounting Change

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

      The Company adopted SOP 03-1 on January 1, 2004, which resulted in a decrease in shareholders' equity of $1.5 million (net of tax of $0.8 million). The Company recorded a reduction in net income of $3.3 million (net of tax of $1.8 million) partially offset by an increase in other comprehensive income of $1.8 million (net of tax of $1.0 million) which were recorded as the cumulative effects of an accounting change, on January 1, 2004. In addition, in conjunction with the adoption of SOP 03-1 the Company reclassified $933.8 million in separate account assets and liabilities to the corresponding general account balance sheet accounts.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 2 -- Summary of Significant Accounting Policies - (continued)

Recent Accounting Pronouncements

FSP 46(R)-5 - Implicit Variable Interests under FASB Interpretation No.46 (FIN46R- revised December 2003), Consolidation of
Variable Interest Entities

      In March, 2005, the staff of the Financial Accounting Standards Board
(FASB) issued FASB Staff Position (FSP) 46(R) - 5, which requires the Company to consider whether it holds implicit variable interests in variable interest entities and potential variable interest entities, pursuant to determining if the Company is the primary beneficiary of any such entity. Implicit variable interests result when the Company may be indirectly exposed to expected losses of a variable interest entity, instead of, or in addition to, being directly exposed.

      FSP 46(R)-5 is effective for the Company on April 1, 2005. The Company is currently re-evaluating its relationships with variable interest entities and potential variable interest entities.

Note 3 -- Segment Information

      As a result of Manulife's merger with JHFS, see Note 1 -- Change of Control, the Company renamed and reorganized certain businesses within its operating segments to better align the Company with its new parent, Manulife. The Company renamed the Asset Gathering Segment as the Wealth Management Segment. Further efforts at reorganization of JHFS included the movement of the Investment Management Segment to the Corporate and Other Segment. Other realignments include moving Signator Investors, Inc., the Company's agent sales organization, from Wealth Management to Protection, and group life, retail discontinued operations, discontinued health insurance operations and creditor from Corporate and Other to Protection. International Group Program (IGP) remains in international operations and John Hancock Accident (workers compensation insurance) remains in the non-core business in the Corporate and Other Segment while in Manulife's segment results IGP and John Hancock Accident will be reported in Reinsurance. The financial results for all periods have been reclassified to conform to the current period presentation.

      During the majority of 2004, the Company operated in the following four business segments: two segments primarily served retail customers, one segment served institutional customers and the fourth segment was the Corporate and Other Segment, which includes the institutional advisory business, the remaining international operations, and the corporate account. The retail segments are the Protection Segment and the Wealth Management Segment, previously called Asset Gathering. The institutional segment is the Guaranteed and Structured Financial Products Segment (G&SFP). In addition, in January 2005, the Company announced the transfer of the G&SFP Segment to the Wealth Management Segment with an intended focus on retail customers in the future. G&SFP is presented as its own operating segment for the discussion of results below. See below for a more detailed description of the Company's reportable segments.

      Prior to the merger, the Company operated in the following five business segments: two segments served primarily domestic retail customers, two segments served primarily domestic institutional customers, and the fifth segment was the Corporate and Other Segment, which included the remaining international operations, the corporate account and run-off from several discontinued business lines. The retail segments were the Protection Segment and the Asset Gathering Segment. The institutional segments were the Guaranteed and Structured Financial Products (G&SFP) Segment and the Investment Management Segment. For additional information about the Company's pre-acquisition business segments, please refer to the Company's 2004 Form 10-K.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Segment Information - (continued)

      The accounting policies of the segments are the same as those described in
Note 2 -- Summary of Significant Accounting Policies in the Company's 2004 Form 10-K. Allocations of net investment income are based on the amount of assets allocated to each segment. Other costs and operating expenses are allocated to each segment based on a review of the nature of such costs, cost allocations utilizing time studies, and other relevant allocation methodologies.

      The following tables summarize selected financial information by segment for the periods and dates indicated. Included in the Protection Segment for all periods presented are the assets, liabilities, revenues and expenses of the closed block. For additional information on the closed block see Note 5 -- Closed Block in the notes to the consolidated financial statements.

                                                                         Wealth                  Corporate
                                                         Protection    Management     G&SFP      and Other   Consolidated
                                                       -------------------------------------------------------------------
                                                                                  (in millions)
As of or for the three months ended March 31, 2005

Revenues from external customers ...................     $   527.9     $   116.2    $    19.5    $   192.0     $   855.6
Net investment income ..............................         347.7         160.3        312.1         44.2         864.3
Net realized investment and other gains (losses) ...          24.2         (19.8)       151.9          1.0         157.3
   Inter-segment revenues ..........................            --           0.3          0.1         (0.4)           --
                                                       -----------------------------------------------------------------
   Revenues ........................................     $   899.8     $   257.0    $   483.6    $   236.8     $ 1,877.2
                                                       =================================================================

   Net income ......................................     $   122.2     $    49.5    $   128.4    $   (25.0)    $   275.1
                                                       =================================================================
Supplemental Information:
   Equity in net income of investees accounted
     for by the equity method ......................     $    21.4     $     5.6    $    11.8    $     8.2     $    47.0
   Carrying value of investments accounted for
     under the equity method .......................         805.1         333.6        689.3        659.6       2,487.6
   Amortization of deferred policy acquisition
     costs and value of business acquired,
     excluding amounts related to net realized
     investment and other gains (losses) ...........          21.7          18.3          7.8           --          47.8
   Segment assets ..................................     $43,892.3     $19,563.3    $32,806.3    $ 1,716.7     $97,978.6

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 3 -- Segment Information - (continued)

                                                                         Wealth                   Corporate
                                                         Protection    Management      G&SFP      and Other    Consolidated
                                                        -------------------------------------------------------------------
                                                                                   (in millions)
As of or for the three months ended March 31, 2004
   Revenues from external customers .................    $   561.4     $    92.2     $    15.6     $   181.9     $   851.1
   Net investment income ............................        370.1         177.7         401.8          33.9         983.5
   Inter-segment revenues ...........................           --           0.3           0.1          (0.4)           --
   Net realized investment and other
     gains (losses), net ............................         (0.2)         (7.0)       (116.6)         26.1         (97.7)
                                                         -----------------------------------------------------------------
   Revenues .........................................    $   931.3     $   263.2     $   300.9     $   241.5     $ 1,736.9
                                                         =================================================================

Net Income ..........................................    $    83.2     $    31.6     $    (5.7)    $    45.2     $   154.3
                                                         =================================================================
Supplemental Information:
   Equity in net income of investees accounted
     for by the equity method .......................    $     8.6     $     3.0     $     9.9     $    41.2     $    62.7
   Carrying value of investments accounted for
     under the equity method ........................        441.8         230.5         591.1         695.8       1,959.2
   Amortization of deferred policy acquisition
     costs, excluding amounts related to net
     realized investment and other gains (losses) ...         65.4          41.1           0.5          (0.2)        106.8
   Segment assets ...................................    $38,180.3     $18,178.5     $36,520.2     $ 4,772.9     $98,651.9

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 4 -- Contingencies

      Guarantees. In the course of business the Company enters into guarantees which vary in nature and purpose and which are accounted for and disclosed under accounting principles generally accepted in the U.S. specific to the insurance industry. The Company has no material guarantees outstanding outside the scope of insurance accounting at March 31, 2005.

      Contingencies. Through the Company's group health insurance operations, the Company entered into a number of reinsurance arrangements in respect to personal accident insurance and the occupational accident component of workers compensation insurance, a portion of which was originated through a pool managed by Unicover Managers, Inc. Under these arrangements, the Company both assumed risks as a reinsurer, and also passed 95% of these risks on to other companies. This business had originally been reinsured by a number of different companies, and has become the subject of widespread disputes. The disputes concern the placement of the business with reinsurers and recovery of the reinsurance. The Company is engaged in disputes, including a number of legal proceedings, in respect to this business. The risk to the Company is that other companies that reinsured the business from the Company may seek to avoid their reinsurance obligations. However, the Company believes that it has a reasonable legal position in this matter. During the fourth quarter of 1999 and early 2000, the Company received additional information about its exposure to losses under the various reinsurance programs. As a result of this additional information and in connection with global settlement discussions initiated in late 1999 with other parties involved in the reinsurance programs, during the fourth quarter of 1999 the Company recognized a charge for uncollectible reinsurance of $133.7 million, after tax. During 2004 and the first quarter 2005, the Company received additional information about its exposure and recognized additional charges of $92.4 million and $30.9 million, respectively, as its best estimate of its exposure as of March 31, 2005.

      Legal Proceedings. The Company is regularly involved in litigation, both as a defendant and as a plaintiff. The litigation naming it as a defendant ordinarily involves activities as a provider of insurance protection and wealth management products, as well as an investment adviser, employer and taxpayer. In addition, state regulatory bodies, state attorneys general, the United States Securities and Exchange Commission, the National Association of Securities Dealers, Inc. and other government and regulatory bodies regularly make inquiries and, from time to time, require the production of information or conduct examinations concerning compliance with, among other things, insurance laws, securities laws, and laws governing the activities of broker-dealers. As with many other companies in the financial services industry, the Company has been requested or required by such government and regulatory authorities to provide information with respect to market timing and late trading of mutual funds and sales compensation and broker-dealer practices, including with respect to mutual funds underlying variable life and annuity products. It is believed that these inquiries are similar to those made to many financial service companies by various agencies into practices, policies and procedures relating to trading in mutual fund shares and sales compensation and broker-dealer practices. Management intends to continue to cooperate fully with government and regulatory authorities in connection with their respective inquiries. Management does not believe that the conclusion of any current legal or regulatory matters, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition or results of operations.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 5 -- Closed Block

      In connection with the Company's plan of reorganization for its demutualization and initial public offering, the Company created a closed block for the benefit of policies included therein. Additional information regarding the creation of the closed block and relevant accounting issues is contained in the notes to consolidated financial statements of the Company's 2004 Form 10-K. The following tables set forth certain summarized financial information relating to the closed block as of the dates and periods indicated.

                                                                              March 31,      December 31,
                                                                                2005             2004
                                                                             ---------------------------
                                                                                     (in millions)
Liabilities
Future policy benefits .................................................      $10,768.1       $10,759.5
Policyholder dividend obligation .......................................          390.1           540.1
Policyholders' funds ...................................................        1,508.0         1,506.7
Policyholder dividends payable .........................................          421.6           419.3
Other closed block liabilities .........................................           96.2            64.4
                                                                              -------------------------
   Total closed block liabilities ......................................      $13,184.0       $13,290.0
                                                                              -------------------------

Assets
Investments:
Fixed maturities:
   Available-for-sale--at fair value
     (cost: March 31--$6,587.3; December 31--$6,474.1) .................      $ 6,590.6       $ 6,585.6
Equity securities:
   Available-for-sale--at fair value
     (cost: March 31--$6.4 December 31--$7.0) ..........................            6.4             7.0
Mortgage loans on real estate ..........................................        1,617.2         1,662.0
Policy loans ...........................................................        1,535.0         1,534.3
Other invested assets ..................................................          332.8           324.3
                                                                              -------------------------
   Total investments ...................................................       10,082.0        10,113.2

Cash and cash equivalents ..............................................           74.3           142.9
Accrued investment income ..............................................          148.0           140.2
Other closed block assets ..............................................          323.6           317.2
                                                                              -------------------------
   Total closed block assets ...........................................      $10,627.9       $10,713.5
                                                                              -------------------------

Excess of reported closed block liabilities over assets
   designated to the closed block ......................................      $ 2,556.1       $ 2,576.5
                                                                              -------------------------

Portion of above representing other comprehensive income:
   Unrealized appreciation (depreciation), net of tax of $(1.5)
     million and ($39.7) million at March 31 and December 31,
     respectively ......................................................      $     3.6       $    74.3
   Allocated to the policyholder dividend obligation, net of tax of
     $1.9 million and $40.1 million at  March 31 and December 31,
     respectively ......................................................           (3.6)          (74.4)
                                                                              -------------------------
       Total ...........................................................             --            (0.1)
                                                                              -------------------------

Maximum future earnings to be recognized from closed block
   assets and liabilities ..............................................      $ 2,556.1       $ 2,576.4
                                                                              =========================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 5 -- Closed Block - (continued)

                                                                              March 31,      December 31,
                                                                                2005             2004
                                                                             ---------------------------
                                                                                     (in millions)
Changes in the policyholder dividend obligation:
   Balance at beginning of period ......................................      $  540.1        $  400.0
     Impact on net income before income taxes ..........................         (41.0)          (68.4)
     Unrealized investment gains (losses) ..............................        (109.0)            0.1
     Purchase Equation Fair value adjustment ...........................            --           208.4
                                                                              --------------------------

   Balance at end of period ............................................      $  390.1        $  540.1
                                                                              ==========================

      The following table sets forth certain summarized financial information relating to the closed block for the periods indicated:

                                                                              Three Months Ended March 31,
                                                                                   2005           2004
                                                                              ----------------------------
                                                                                     (in millions)
Revenues
   Premiums ..............................................................      $  199.4       $  209.3
   Net investment income .................................................         132.4          157.9
   Net realized investment and other gains (losses), net of amounts credited to the policyholder dividend obligation of $14.9
     million and $14.9 million, respectively .............................           1.0           (1.1)
   Other closed block revenues ...........................................            --           (0.3)
                                                                              ----------------------------
     Total closed block revenues .........................................         332.8          365.8

Benefits and Expenses
   Benefits to policyholders .............................................         221.6          232.0
   Change in the policyholder dividend obligation ........................         (26.7)          (4.6)
   Other closed block operating costs and expenses .......................          (0.2)           1.4
   Dividends to policyholders ............................................         106.9          104.8
                                                                              ----------------------------
     Total benefits and expenses .........................................         301.6          333.6
                                                                              ----------------------------
   Closed block revenues, net of closed block benefits and expenses
     and before income taxes .............................................          31.2           32.2
   Income taxes, net of amounts credited to the policyholder
     dividend obligation of $0.6 million and $0.6 million, respectively ..          10.9           11.2
                                                                              ----------------------------
   Closed block revenues, net of closed block benefits and expenses
     and income taxes ....................................................      $   20.3       $   21.0
                                                                              ============================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 6 -- Related Party Transactions

      The Company provides JHFS, its parent, with personnel, property, and facilities in carrying out certain of its corporate functions. The Company annually determines a fee (the parent company service fee) for these services and facilities based on a number of criteria, which are periodically revised to reflect continuing changes in the Company's operations. The parent company service fee is included in other operating costs and expenses within the Company's income statements. The Company charged JHFS no service fees for the three month period ended March 31, 2005 and $5.2 million for the three month period ended March 31, 2004. As of March 31, 2005, JHFS was current in its payments to the Company related to these services.

      The Company has service agreements with an affiliate, John Hancock Life Insurance Company (U.S.A) ("John Hancock U.S.A."), a subsidiary of the Manufacturer's Life Insurance Company, to provide and/or receive administrative services. For the period ended March 31, 2005, the Company was charged by John Hancock U.S.A. for net services received totaling $16 million. In addition, the Company and its subsidiaries received $15 million of commission revenues from John Hancock U.S.A. for the sale of insurance and variable annuity products.

      The Company provides certain administrative and asset management services to its employee benefit plans (the Plans). Fees paid to the Company by the Plans for these services were $1.2 million and $1.6 million for the three month periods ended March 31, 2005 and 2004, respectively.

      During the three month periods ended March 31, 2005 and 2004, the Company paid $5.4 million and $19.0 million in premiums to an affiliate, John Hancock Insurance Company of Vermont (JHIC of Vermont) for certain insurance services. All of these were in Trust Owned Health Insurance (TOHI) premiums, a funding vehicle for postretirement medical benefit plans, which offers customers an insured medical benefit-funding program in conjunction with a broad range of investment options.

      The Company has reinsured certain portions of its long term care insurance, non-traditional life insurance and group pension businesses with John Hancock Reassurance Company, Ltd. of Bermuda (JHReCo), an affiliate and a wholly owned subsidiary of JHFS. The Company entered into these reinsurance contracts in order to facilitate its capital management process. These reinsurance contracts are primarily written on a funds withheld basis where the related financial assets remain invested at the Company. As a result, the Company recorded a liability for coinsurance amounts withheld from JHReCo of $1,579.6 million at March 31, 2005 and $1,529.0 million at December 31, 2004, which are included with other liabilities in the consolidated balance sheets and recorded reinsurance recoverable from JHReCo of $2,228.6 million at March 31, 2005 and $2,169.2 million at December 31, 2004, respectively, which are included with other reinsurance recoverables on the consolidated balance sheets. Premiums ceded to JHReCo were $124.0 million and $195.4 million for the three month periods ended March 31, 2005 and 2004, respectively.

      During the year ended 2002, the Company began reinsuring certain portions of its group pension businesses with JHIC of Vermont. The Company entered into these reinsurance contracts in order to facilitate its capital management process. These reinsurance contracts are primarily written on a funds withheld basis where the related financial assets remain invested at the Company. As a result, the Company recorded a liability for coinsurance amounts withheld from JHIC of Vermont of $290.0 million at March 31, 2005 and $286.5 million at December 31, 2004, which is included with other liabilities in the consolidated balance sheets. At March 31, 2005 and December 31, 2004, the Company had not recorded any reinsurance recoverable from JHIC of Vermont. Reinsurance recoverable is typically recorded with other reinsurance recoverables on the consolidated balance sheet. Premiums ceded by the Company to JHIC of Vermont were $0.9 million and $0.3 million for the three month periods ended March 31, 2005 and 2004, respectively.

      The Company, in the ordinary course of business, invests funds deposited with it by customers and manages the resulting invested assets for growth and income for customers. From time to time, successful investment strategies of the Company may attract deposits from affiliates of the Company. At March 31, 2005, the Company managed approximately $39.4 million of investments for Manulife affiliates which to date generated market-based revenue for the Company.

      Prior to its merger with Manulife, the Company reinsured certain portions of its closed block with Manulife. During the fourth quarter of 2004, the Life Company entered into an additional agreement covering closed block policies with a Manulife affiliate. The Company entered into these reinsurance contracts in order to facilitate its statutory capital management process. Both the original and the revised reinsurance contracts are primarily written on a modified

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 6 -- Related Party Transactions - (continued)

coinsurance basis where the related financial assets remain invested at the Company. The closed block reinsurance agreement is a financial reinsurance agreement and does not meet the risk transfer definition for U.S. GAAP reporting purposes. The agreement is accounted for under deposit accounting with only the reinsurance risk fee being reported on the consolidated statements of income. The Company's Consolidated Financial Statements do not report reinsurance ceded premiums or reinsurance recoverable. The Company's Consolidated Financial Statements report a risk fee that was paid to the Manulife reinsurance companies for the first quarter of 2005. This appears in other operating costs and expenses in the Consolidated Statements of Income and was $0.4 million for the three month period ending March 31, 2005.

      On March 8, 2005, the Company issued 32,000 shares of Common Stock to its sole shareholder, JHFS, for consideration of $320.0 million. The transaction was exempt from registration under Section 4(2) of the Securities Act of 1933. Following notification to the Massachusetts Insurance Commissioner, the Company paid a $320.0 million dividend to JHFS on March 7, 2005.

Note 7 -- Goodwill and Other Intangible Assets

      The Company recognized several intangible assets which resulted from business combinations during Manulife's merger with JHFS. See Note 1 -- Change of Control for additional discussion of the merger.

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

      The Company will test unamortizable intangible assets for impairment on an annual basis, and also in response to any events which suggest that these assets may be impaired (triggering events.) Amortizable intangible assets will be tested only in response to triggering events. The Company will test goodwill using the two-step impairment testing program set forth in SFAS No. 142 "Goodwill and Other Intangible Assets." The Company's other intangible assets will be evaluated by comparing their fair values to their current carrying values whenever they are tested. Impairments will be recorded whenever an intangible asset's fair value is deemed to be less than its carrying value.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 7 -- Goodwill and Other Intangible Assets - (continued)

      The following tables set forth certain summarized financial information relating to the Company's intangible assets as of the dates and periods indicated.

                                                                            Accumulated
                                                       Gross Carrying       Amortization
                                                           Amount        and Other Changes      Net Carrying Amount
                                                      -------------------------------------------------------------
                                                                                (in millions)
March 31, 2005
     Unamortizable intangible assets
          Goodwill ...............................        $3,031.7                --                 $3,031.7
          Brand name .............................           600.0                --                    600.0
          Investment management contracts ........           292.9                --                    292.9
     Amortizable intangible assets:
          Distribution networks ..................           397.2           $  (1.8)                   395.4
          Other investment management contracts ..            61.7              (3.9)                    57.8
          VOBA ...................................         2,864.6            (151.4)                 2,713.2
December 31, 2004
     Unamortizable intangible assets
          Goodwill ...............................        $3,031.7                --                 $3,031.7
          Brand name .............................           600.0                --                    600.0
          Investment management contracts ........           292.9                --                    292.9
     Amortizable intangible assets:
          Distribution networks ..................           397.2           $  (0.7)                   396.5
          Other investment management contracts ..            61.7              (2.6)                    59.1
          VOBA ...................................         2,864.6            (164.3)                 2,700.3

                                                                                  Three months ended March 31,
                                                                                         2005       2004
                                                                                  ----------------------------
Aggregate amortization expense                                                           (in millions)
Distribution networks, net of tax of  $ 0.4 million and
     $ - million, respectively................................................           $ 0.7        --
Other management contract amortization, net of tax of $ 0.5 million
     and $ - million, respectively............................................             0.8        --
VOBA, net of tax of $ 12.9 million and $ 1.7 million,
     respectively.............................................................            23.9      $3.1
                                                                                  ----------------------------
Aggregate amortization expense, net of tax of $ 13.8 million and $ 1.7
     million, respectively....................................................           $25.4      $3.1
                                                                                  ============================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 7 -- Goodwill and Other Intangible Assets - (continued)

                                                                                          Tax        Net
                                                                                         Effect    Expense
                                                                                        ------------------
                                                                                           (in millions)
Estimated future aggregate amortization expense for the years ending December 31,
      2005...........................................................................     $60.2     $111.8
      2006...........................................................................      61.8      114.9
      2007...........................................................................      53.0       98.5
      2008...........................................................................      45.8       85.0
      2009...........................................................................      43.5       80.8

      The following tables present the continuity of each of the Company's unamortizable and amortizable intangible assets for the periods presented.

Unamortizable intangible assets:

                                                                                                Corporate
                                                                    Wealth                         and
                                                  Protection      Management        G&SFP         Other     Consolidated
                                                 ----------------------------------------------------------------------------
Goodwill:

Balance at January 1, 2005....................     $ 1,842.3      $ 1,040.0           --        $ 149.4        $ 3,031.7
                                                 ----------------------------------------------------------------------------
Balance at March 1, 2005......................     $ 1,842.3      $ 1,040.0           --        $ 149.4        $ 3,031.7
                                                 ============================================================================

                                                                                                Corporate
                                                                    Wealth                         and
                                                  Protection      Management        G&SFP         Other     Consolidated
                                                 ----------------------------------------------------------------------------
Goodwill:

Balance at January 1, 2004 ...................     $   66.1       $   42.1            --        $    0.4       $  108.6
Goodwill derecognized (1) ....................        (66.1)         (42.1)           --            (0.4)        (108.6)
Goodwill recognized (2) ......................      1,842.3        1,040.0            --           149.4        3,031.7
                                                 ----------------------------------------------------------------------------
Balance at December 31, 2004 .................     $1,842.3       $1,040.0            --        $  149.4       $3,031.7
                                                 ============================================================================

(1)   Goodwill derecognized in the purchase transaction with Manulife.
(2)   Goodwill recognized in the purchase transaction with Manulife.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 7 -- Goodwill and Other Intangible Assets - (continued)

Unamortizable intangible assets - (continued):

                                                                                                Corporate
                                                                    Wealth                         and
                                                  Protection      Management        G&SFP         Other     Consolidated
                                                 ----------------------------------------------------------------------------
Brand name:

Balance at  January 1, 2005 ..................     $  364.4       $  209.0            --        $   26.6       $  600.0
                                                 ----------------------------------------------------------------------------
Balance at March 31, 2005 ....................     $  364.4       $  209.0            --        $   26.6       $  600.0
                                                 ============================================================================

                                                                                                Corporate
                                                                    Wealth                         and
                                                  Protection      Management        G&SFP         Other     Consolidated
                                                 ----------------------------------------------------------------------------
Brand name:

Balance at January 1, 2004 ...................           --             --            --              --             --
Brand name recognized (1) ....................     $  364.4       $  209.0            --        $   26.6       $  600.0
                                                 ----------------------------------------------------------------------------
Balance at December 31, 2004 .................     $  364.4       $  209.0            --        $   26.6       $  600.0
                                                 ============================================================================

(1)   Brand name recognized in the purchase transaction with Manulife.

                                                                                                Corporate
                                                                    Wealth                         and
                                                  Protection      Management        G&SFP         Other     Consolidated
                                                 ----------------------------------------------------------------------------
Investment management contracts:

Balance at January 1, 2005 ...................       --           $  292.9            --         --            $  292.9
                                                 ----------------------------------------------------------------------------
Balance at March 31, 2005 ....................       --           $  292.9            --         --            $  292.9
                                                 ============================================================================

                                                                                                Corporate
                                                                    Wealth                         and
                                                  Protection      Management        G&SFP         Other     Consolidated
                                                 ----------------------------------------------------------------------------
Investment management contracts:

Balance at January 1, 2004 ...................      --            $    6.3            --          --           $    6.3
Investment management contracts
  derecognized (1) ...........................      --                (6.3)           --          --               (6.3)
Investment management contracts
  recognized (2) .............................      --               292.9            --          --              292.9
                                                 ----------------------------------------------------------------------------
Balance at December 31, 2004 .................      --            $  292.9            --          --           $  292.9
                                                 ============================================================================

(1) Investment management contracts derecognized in the purchase transaction with Manulife.
(2) Investment management contracts recognized in the purchase transaction with Manulife.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 7 -- Goodwill and Other Intangible Assets - (continued)

Amortizable intangible assets:

                                                                                                Corporate
                                                                    Wealth                         and
                                                  Protection      Management        G&SFP         Other     Consolidated
                                                 ----------------------------------------------------------------------------
Distribution networks:

Balance at January 1, 2005 ...................     $  307.9       $   88.6            --           --          $  396.5
Amortization .................................         (1.0)          (0.1)           --           --              (1.1)
                                                 ----------------------------------------------------------------------------
Balance at March 31, 2005 ....................     $  306.9           88.5            --           --          $  395.4
                                                 ============================================================================

                                                                                                Corporate
                                                                    Wealth                         and
                                                  Protection      Management        G&SFP         Other     Consolidated
                                                 ----------------------------------------------------------------------------
Distribution networks:

Balance at January 1, 2004 ...................           --             --            --           --                --
Distribution networks recognized (1) .........     $  308.6       $   88.6            --           --          $  397.2
Amortization .................................         (0.7)            --            --           --              (0.7)
                                                 ----------------------------------------------------------------------------
Balance at December 31, 2004 .................     $  307.9       $   88.6            --           --          $  396.5
                                                 ============================================================================

(1) Distribution networks recognized in the purchase transaction with Manulife.

                                                                                                Corporate
                                                                    Wealth                         and
                                                  Protection      Management        G&SFP         Other     Consolidated
                                                 ---------------------------------------------------------------------------
Other investment management contracts:

Balance at January 1, 2005 ...................       --           $   19.5            --        $   39.6       $   59.1
Amortization .................................       --               (0.4)           --            (0.9)          (1.3)
                                                 ---------------------------------------------------------------------------
Balance at March 31, 2005 ....................       --           $   19.1            --        $   38.7       $   57.8
                                                 ===========================================================================

                                                                                                Corporate
                                                                    Wealth                         and
                                                  Protection      Management        G&SFP         Other     Consolidated
                                                 ----------------------------------------------------------------------------
Other investment management contracts:

Balance at January 1, 2004 ...................       --                 --            --              --             --
Other investment management contracts
  recognized (1) .............................       --           $   20.3            --        $   41.4       $   61.7
Amortization .................................       --               (0.8)           --            (1.8)          (2.6)
                                                 ----------------------------------------------------------------------------
Balance at December 31, 2004 .................       --           $   19.5            --        $   39.6       $   59.1
                                                 ============================================================================

(1) Other investment management contracts recognized in the purchase transaction with Manulife.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 7 -- Goodwill and Other Intangible Assets - (continued)

                                                                                                Corporate
                                                                    Wealth                         and
                                                  Protection      Management        G&SFP         Other     Consolidated
                                                 ----------------------------------------------------------------------------
VOBA:

VOBA balance at January 1, 2005 ..............     $2,084.1       $  406.4         $209.8             --       $2,700.3
Amortization .................................        (17.8)         (11.2)          (7.8)            --          (36.8)
Adjustment to unrealized gains (losses) on
  securities available for sale ..............         22.5           27.2             --             --           49.7
                                                 ----------------------------------------------------------------------------
VOBA balance at March 31, 2005 ...............     $2,088.8       $  422.4         $202.0             --       $2,713.2
                                                 ============================================================================

                                                                                                Corporate
                                                                    Wealth                         and
                                                  Protection      Management        G&SFP         Other     Consolidated
                                                 ----------------------------------------------------------------------------
VOBA:

VOBA balance at January 1, 2004 ..............     $  168.5          --            --              --          $  168.5
Amortization .................................         (5.1)         --            --              --              (5.1)
Adjustment to unrealized gains (losses) on
  securities available for sale ..............          5.5          --            --              --               5.5
Other adjustments (1) ........................         (1.4)         --            --              --              (1.4)
                                                 ----------------------------------------------------------------------------
VOBA balance at April 28, 2004 ...............     $  167.5          --            --              --          $  167.5
                                                 ============================================================================

(1) VOBA existing prior to the merger with Manulife related to the acquisition of the fixed universal life insurance business of Allmerica was adjusted to reflect adjustments to the purchase equation.

                                                                                                Corporate
                                                                    Wealth                         and
                                                  Protection      Management        G&SFP         Other     Consolidated
                                                 ---------------------------------------------------------------------------
VOBA:

Balance at April 29, 2004 ....................     $  167.5             --             --           --         $  167.5
VOBA derecognized (1) ........................       (167.5)            --             --           --           (167.5)
VOBA recognized (2) ..........................      2,141.8       $  474.9         $247.9           --          2,864.6
Amortization .................................        (35.4)         (47.1)         (38.1)          --           (120.6)
Adjustment to unrealized gains (losses) on
   securities available for sale .............        (22.3)         (21.4)            --           --            (43.7)
                                                 ---------------------------------------------------------------------------
Balance at December 31, 2004 .................     $2,084.1       $  406.4         $209.8           --         $2,700.3
                                                 ===========================================================================

(1)   VOBA derecognized in the purchase transaction with Manulife.
(2)   VOBA recognized in the purchase transaction with Manulife.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 8 -- Pension and Other Postretirement Benefit Plans

The following table demonstrates the components of the Company's net periodic benefit cost for the periods indicated:

Net Periodic Benefit Cost

                                                     Three Months Ended March 31,
                                           -----------------------------------------------
                                                                      Other Postretirement
                                              Pension Benefits              Benefits
                                           -----------------------------------------------
                                             2005         2004         2005         2004
                                           -----------------------------------------------
                                                            (in millions)
Service cost ...........................    $  6.2       $  5.6       $  0.4       $  0.4
Interest cost ..........................      30.6         32.4          9.0          9.2
Expected return on plan assets .........     (43.8)       (44.1)        (5.4)        (5.2)
Amortization of transition asset .......        --           --           --           --
Amortization of prior service cost .....        --          1.7           --         (1.9)
Recognized actuarial gain ..............       0.2          6.2           --          3.1
Other ..................................        --           --           --           --
                                            ---------------------------------------------
     Net periodic benefit cost .........    $ (6.8)      $  1.8       $  4.0       $  5.6
                                            =============================================

Employer Contributions

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

      Benefits related to the defined benefit pension plans paid to employees and retirees were $49.5 million and $64.8 million for the first three months of 2005 and 2004 respectively.

      The Company uses a December 31 measurement date.

      The Company's policy is to fund its US other post retirement benefits in amounts at or below the annual tax qualified limits. As of March 31, 2005, $13.4 million was contributed to its US other post retirement benefit plans. The Company expects to contribute approximately $53.4 million to its US other post retirement benefit plans in 2005.

      Defined contribution plans include the Investment Incentive Plan and the Savings and Investment Plan. The expense for defined contribution plans was $3.1 million and $3.4 million for the first three months of 2005 and 2004, respectively.

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

      On December 8, 2003, President Bush signed into law a bill that expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligible retirees starting in 2006. The Medicare Prescription Drug Improvement and

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Note 8 -- Pension and Other Postretirement Benefit Plans - (continued)

      Modernization Act of 2003 provides for special tax-free subsidies to employers that offer plans with qualifying drug coverages beginning in 2006. There are two broad groups of retirees receiving employer-subsidized prescription drug benefits from John Hancock. The first group, those who retired prior to January 1, 1992, receives a subsidy of between 90% and 100% of total cost. Since this subsidy level will clearly meet Medicare's criteria for qualifying drug coverage, the Company anticipates that the benefits it pays after 2005 for pre 1992 retirees will be lower as a result of the new Medicare provisions. In accordance with FASB Staff Position FAS 106-2, the Company reflected a reduction in liability for this group of $40.9 million as of the purchase accounting remeasurement (April 28, 2004). With respect to the second group, those who retired on or after January 1, 1992, the employer subsidy on prescription drug benefits is capped and currently provides as low as 25% of total cost. Since final regulations on determining whether a benefit meets the actual criteria for qualifying drug coverage have not been issued by Medicare as of March 31, 2005, the Company will address the impact of the Act with respect to post-1991 retirees once these clarifying regulations have been issued.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

ITEM 2. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION and RESULTS of OPERATIONS

      Management's discussion and analysis of financial condition and results of operations is presented in a condensed disclosure format pursuant to General Instruction H of Form 10-Q. The management narrative for the Company that follows should be read in conjunction with the unaudited interim financial statements and related footnotes to the unaudited interim condensed financial statements included elsewhere herein, and with the Management's Discussion and Analysis of Financial Condition and Results of Operations section included in the Company's 2004 Annual Report on Form 10-K. All of the Company's United States Securities and Exchange Commission filings are available on the internet at www.sec.gov under the name John Hancock Life..

      Statements, analyses, and other information contained in this report relating to trends in the Company's operations and financial results, the markets for the Company's products, the future development of the Company's business, and the contingencies and uncertainties to which the Company may be subject, as well as other statements including words such as "anticipate," "believe," "plan," "estimate," "intend," "will," "should," "may," and other similar expressions, are "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. Such statements are made based upon management's current expectations and beliefs concerning future events and their potential effects on the Company. Future events and their effects on the Company may not be those anticipated by management. The Company's actual results may differ materially from the results anticipated in these forward-looking statements. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward-Looking Statements" included herein for a discussion of factors that could cause or contribute to such material differences.

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

Critical Accounting Policies

      General

      Management has identified the accounting policies below as critical to the Company's business operations and understanding of its results of operations. For a detailed discussion of the application of these and other accounting policies, see Note 2--Summary of Significant Accounting Policies in the notes to consolidated financial statements of the Company's 2004 Annual Report on Form 10-K. Note that the application of these accounting policies in the preparation of this report requires management to use judgments involving assumptions and estimates concerning future results or other developments including the likelihood, timing or amount of one or more future transactions or events. There can be no assurance that actual results will not differ from those estimates. These judgments are reviewed frequently by senior management, and an understanding of them may enhance the reader's understanding of the Company's financial statements. Management has discussed the identification, selection and disclosure of critical accounting estimates and policies with the Audit Committee of the Board of Directors.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      Purchase Accounting (PGAAP)

      In accordance with SFAS No. 141, "Business Combinations" the merger transaction was accounted for as a purchase of John Hancock by Manulife. In accordance with "push down accounting", John Hancock, the acquired company, adjusted the cost and reporting basis of its assets and liabilities to their fair values on the acquisition date (the purchase adjustments).

      The determination of the purchase adjustments relating to investments reflected management's reliance on independent price quotes where available. Other purchase adjustments required significant management estimates and assumptions. The purchase adjustments relating to intangible assets, including brand name and VOBA, and liabilities, including policyholder reserves, required management to exercise significant judgment to assess the value of these items.

      The Company is in the process of completing the valuation of a portion of the assets required and liabilities assumed, thus the allocation of the purchase price is subject to refinement.

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

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      The Company has a number of relationships with a disparate group of entities (Other Entities), which result from the Company's direct investment in their equity and/or debt. This group includes, among others, energy investment partnerships, investment funds organized as limited partnerships, and manufacturing companies in whose debt the Company invests, and which subsequently underwent corporate reorganizations.

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

      The Company discloses summary financial data and its maximum exposure to losses for these entities in Note 4 - Relationships with Variable Interest Entities in the notes to its consolidated financial statements included in the Company's 2004 Annual Report on Form 10-K.

      Amortization of Deferred Acquisition Costs and Value of Business Added
(VOBA) Assets

      Costs that vary with, and are related primarily to, the production of new business are deferred to the extent that they are deemed recoverable. Such costs include commissions, certain costs of policy issue and underwriting, and certain agency expenses. Similarly, any amounts assessed as front-end loads are recorded as unearned revenue. The Company has also recorded intangible assets representing the present value of estimated future profits of insurance policies in force related to business acquired. The Company tests the recoverability of its DAC and VOBA assets quarterly with a model that uses data such as market performance, lapse rates and expense levels. DAC and VOBA are amortized on term life and long-term care insurance ratably with premiums. DAC and VOBA on annuity products and retail life, other than term life, insurance policies, are amortized based on a percentage of the estimated gross profits over the life of the policies, which are generally twenty years for annuities and thirty years for life policies. Estimated gross profits are computed based on assumptions related to the underlying policies including mortality, lapse, expenses, and asset growth rates. DAC and VOBA and unearned revenue are amortized on these policies such that the percentage of gross profits realized to the amount of DAC and VOBA and unearned revenue amortized is constant over the life of the policies.

      Estimated gross profits, including net realized investment and other gains (losses), are adjusted periodically to take into consideration the actual experience to date and assumed changes in the remaining gross profits. When estimated gross profits are adjusted, the amortization of DAC and VOBA is also adjusted to maintain a constant amortization percentage over the life of the policies. The current estimated gross profits include certain judgments by the Company's actuaries concerning mortality, lapse and asset growth that are based on a combination of actual Company experience and historical market experience of equity and fixed income returns. Short-term variances of actual results from the judgments made by management can impact quarter-to-quarter earnings. History has shown that the actual results over time for mortality, lapse and the combination of investment returns and crediting rates (referred in the industry as interest spread) for the life insurance and annuity products have reasonably followed the long-term historical trends. As actual results for market experience, or asset growth, fluctuate significantly from historical trends and the long-term assumptions made in calculating expected gross profits, management changes these assumptions periodically, as necessary.

      Benefits to Policyholders

      The liability for future policy benefits is the largest liability included in the Company's consolidated balance sheets, equal to $43,053.6 million, or 49.1%, of total liabilities as of March 31, 2005. Changes in this liability are generally reflected in the benefits to policyholders in the consolidated statements of income. This liability is primarily comprised of the present value of estimated future payments to holders of life insurance, long-term care insurance and annuity products based on certain management judgments. Reserves for future policy benefits of certain insurance products are calculated using management's judgments of mortality, morbidity, lapse, investment performance and expense levels that are based primarily on the Company's past experience and are therefore reflective of the Company's proven underwriting and investing abilities. Once these assumptions are made for a given policy or group of policies, they will not be changed over the life of the policy unless the Company recognizes a loss on the entire line of business. The Company periodically reviews its policies for loss

                       JOHN HANCOCK LIFE INSURANCE COMPANY

recognition and, based on management's judgment, the Company from time to time may recognize a loss on certain lines of business. Short-term variances of actual results from the judgments made by management are reflected in current period earnings and can impact quarter to quarter earnings.

      Investment in Debt and Equity Securities

      Impairments on the Company's investment portfolio are recorded as a charge to income in the period when the impairment is judged by management to occur. See the General Account Investments section of this document for a more detailed discussion of the investment officers' professional judgments involved in determining impairments and fair values.

      Certain of the Company's fixed income securities classified as available-for-sale are not publicly traded, and quoted market prices are not available from brokers or investment bankers on these securities. Changes in the fair values of the available-for-sale securities are recorded in other comprehensive income as unrealized gains and /or losses. The fair values of these securities are calculated through the use of pricing models and discounted cash flows calling for a substantial level of professional investment management judgment. The Company's approach is based on currently available information, including information obtained by reviewing similarly traded securities in the market, and management believes it to be appropriate and fundamentally sound. However, different pricing models or assumptions or changes in relevant current information could produce different valuation results. The Company's pricing model takes into account a number of factors based on current market conditions and trading levels of similar securities. These include current market based factors related to credit quality, country of issue, market sector and average investment life. The resulting prices are then reviewed by the pricing analysts and members of the Security Operations Department. The pricing analysts take appropriate action to reduce the valuation of securities where an event occurs that negatively impacts the securities' value. Certain events that could impact the valuation of securities include issuer credit ratings, business climate, management changes at the investee level, litigation, fraud, and government actions, among others.

      As part of the valuation process attempts are made to identify securities which may have experienced an other than temporary decline in value, and thus require the recognition of an other than temporary impairment. To assist in identifying these impairments, at the end of each quarter the Company's Investment Review Committee reviews all securities where market value has been less than ninety percent of amortized cost for three months or more to determine whether other than temporary impairments need to be taken. This committee includes the head of workouts, the head of each industry team, the head of portfolio management, and the Chief Credit Officer of Manulife. The analysis focuses on each investee company's or project's ability to service its debts in a timely fashion and the length of time the security has been trading below amortized cost. The results of this analysis are reviewed quarterly by the Credit Committee at Manulife. This committee includes Manulife's Chief Financial Officer, Chief Investment Officer, Chief Risk Officer and Chief Credit Officer. See "Management's Discussion and Analysis of Financial Condition and Analysis of Financial Condition and Results of Operations--General Account Investments" section of this document for a more detailed discussion of this process and the judgments used therein.

      Benefit Plans

The Company annually reviews its pension and other post-employment benefit plan assumptions for the discount rate, the long-term rate of return on plan assets, and the compensation increase rate for incorporation in the measurements made annually as of each December 31 and for net periodic costs for the subsequent calendar year resulting therefrom. The Company also performed this review as of April 28, 2004, the date of JHFSs' merger with Manulife. All assumptions are reviewed and approved by the Chief Financial Officer and reviewed with the Audit Committee of the Board of Directors. Please refer to "Benefit Plans" in the Critical Accounting Policies section of the Management's Discussion and Analysis of Financial Condition and Results of Operations section included in the Company's 2004 Annual Report on Form 10-K for further discussion of the accounting policies the company uses for its employee benefit plans.

      Income Taxes

      The Company's reported effective tax rate on net income was 35.4% and 24.0% for the three month periods ending March 31, 2005 and 2004, respectively. The increase in the effective tax rate between periods was due to changes in the recognition of tax expense as a result of the purchase accounting for leveraged leases as required by FASB Interpretation No. 21, "Accounting for Leases in a Business Combination" and FASB Statement of Financial Accounting Standards No. 13, "Accounting for Leases". The effective tax rate is based on expected income, statutory tax rates and tax planning opportunities available and requires significant judgment in determining and in evaluating the Company's tax positions. Despite the belief that the Company's tax return positions are fully supportable, management believes that certain positions are likely to be challenged and certain reserves are established in the event the Company may not succeed. The reserves are adjusted in light of changing facts and circumstances,

                       JOHN HANCOCK LIFE INSURANCE COMPANY

such as the progress of a tax audit. The effective tax rate includes the impact of reserve provisions and changes to reserves that management considers appropriate.

      Tax regulations require certain items to be included in the tax return at different times than the items are reflected in the financial statements. As a result, the effective tax rate reflected in the financial statements is different than that reported in the Company's tax return. Some of these differences are permanent, such as affordable housing tax credits, and some are temporary differences, such as depreciation expense. Temporary differences create deferred tax assets and liabilities. Deferred tax assets generally represent items that can be used as tax deductions or credits in future tax returns for which the related tax benefit has already been recognized in the Company's income statement. The Company's policy is to establish valuation allowances for deferred tax assets when the amount of expected future taxable income is not likely to support the use of the deduction or credit. Deferred tax liabilities generally represent tax expenses recognized in the financial statements for which payment has been deferred or for which deductions have been taken on the tax return but have not yet recognized in the financial statements.

      The Internal Revenue Service is currently examining the Company's tax returns for 1999 through 2001.

      While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, management believes that the current reserves reflect the probable outcome of known tax contingencies. Tax reserves are presented in the balance sheet within other liabilities.

Reinsurance

      As part of the Manulife group of companies' subsequent to the merger, the Company reinsures portions of the risks it assumes for its Protection Segment insurance products. The maximum amount of individual ordinary life insurance retained on any life is $20 million under an individual policy and $25 million under a second-to-die policy. As of January 1, 2001, the Company established additional reinsurance programs, which limit its exposure to fluctuations in life insurance claims for individuals for whom the net amount at risk is $3 million or more.

      As of January 1, 2001, the Company also entered into agreements with two reinsurers covering 50% of its closed block business. One of these reinsurers is Manulife. Effective April 28, 2004 the Company operates as a subsidiary of Manulife. During the fourth quarter of 2004, the Company entered into an additional agreement covering closed block policies with a Manulife affiliate in order to facilitate its statutory capital management process. This transaction increased the amount of reinsurance of the closed block with Manulife by 20%. Effective December 31, 2003, the Company entered into an agreement with a third reinsurer covering another 5% of its closed block business. The reinsurance agreements are structured so they will not affect policyholder dividends or any other financial items reported within the closed block, which was established at the time of the Company's demutualization to protect the reasonable dividend expectations of certain participating life insurance policyholders. In addition, the Company has entered into reinsurance agreements to specifically address exposure to multiple life insurance claims as a result of a catastrophic event. The Company has put into place, effective July 1, 2002, catastrophic reinsurance covering individual life insurance policies written by all of its U.S. life insurance subsidiaries. Effective July 1, 2004, the Company is covered by its parent's catastrophic reinsurance under its global catastrophe reinsurance program which covers the entire Manulife group of companies for losses in excess of $50 million up to $150 million. This global catastrophe reinsurance covers all terrorist acts in Canada; in the United States and elsewhere, nuclear, biological and chemical terrorist acts are not covered.

      By entering into reinsurance agreements with a diverse group of highly rated reinsurers, the Company seeks to control its exposure to losses. Reinsurance, however, does not discharge the Company's legal obligations to pay policy claims on the policies reinsured. As a result, it enters into reinsurance agreements only with highly rated reinsurers. Nevertheless, there can be no assurance that all reinsurers will pay the claims made against them. Failure of reinsurers to pay claims or limitations or lack of catastrophic reinsurance in the future, could adversely affect the Company's future net income and financial position.

      The long-term care insurance business units reinsure with John Hancock Reassurance Company, LTD (JHReCo), a wholly owned subsidiary of JHFS. In 2001, Group Long Term Care ceded 50% of their in force business prior to 1997 to JHReCo (up from 40% in 2000 and 30% in 1999) and 50% of all new business effective in 1997 and later. Retail Long-Term Care cedes to JHReCo 50% of all new business effective 1997 and later and 50% of business assumed from the acquisition of the Fortis long-term care insurance business in March of 2000. Fortis was retro-ceded to JHReCo. The non-traditional life insurance business reinsures with JHReCo 100% of the risk associated with the no lapse guarantee benefit present in the protection universal life insurance products. This reinsurance agreement was effective in 2001 and includes policies issued in years 2001 and later. In addition, the traditional life insurance business entered into a reinsurance agreement with JHReCo to reinsure 50% of its retained

                       JOHN HANCOCK LIFE INSURANCE COMPANY

level premium term business written by the Company's subsidiary, John Hancock Variable Life Insurance Company. The agreement was effective in 2002 and includes in force policies.

Results of Operations

      JHFS, the Company's parent was merged with Manulife Financial Corporation effective April 28, 2004. The following discussion provides an assessment of the consolidated results of operations and liquidity and capital resources for the Company and the Predecessor Company. As further discussed in Note 1 to the Consolidated Financial Statements the merger was accounted for as a purchase. Accordingly, the operating results for the three months ended March 31, 2005 reflect the results of operations of the Company subsequent to the merger and include the impact of adjustments required under the purchase method of accounting.

The table below presents the consolidated results of operations for the periods presented.

                                                                                                         Predecessor
                                                                                             Company       Company
                                                                                            ----------   ----------
                                                                                               Three Months Ended
                                                                                                   March 31,
                                                                                              2005           2004
                                                                                            -----------------------
                                                                                                 (in millions)
Revenues
   Premiums .............................................................................   $  490.4       $  470.7
   Universal life and investment-type product fees ......................................      165.4          176.8
   Net investment income ................................................................      864.3          983.5
   Net realized investment and other gains (losses), net of related amortization of deferred policy acquisition costs, amounts credited to participating pension
      contractholders and the policyholder dividend obligation (1) ......................      157.3          (97.7)
   Investment management revenues, commissions and other fees ...........................      136.3          132.4
   Other revenue ........................................................................       63.5           71.2
                                                                                            --------       --------
         Total revenues .................................................................    1,877.2        1,736.9

Benefits and Expenses
   Benefits to policyholders, excluding amounts related to net realized investment and other gains (losses) credited to participating pension
      contractholders and the policyholder dividend obligation (2) ......................      903.7          935.3
   Other operating costs and expenses ...................................................      381.9          370.7
   Amortization of deferred policy acquisition costs and value of business acquired, excluding amounts related to net realized investment and
      other gains (losses)(3) ...........................................................       47.8          106.8
   Dividends to policyholders ...........................................................      118.1          116.6
                                                                                            --------       --------
         Total benefits and expenses ....................................................    1,451.5        1,529.4
Income before income taxes and cumulative effect of accounting change ...................      425.7          207.5
Income taxes ............................................................................      150.6           49.9
                                                                                            --------       --------
Income before cumulative effect of accounting change ....................................      275.1          157.6
Cumulative effect of accounting change, net of  tax .....................................         --           (3.3)
                                                                                            --------       --------
Net income ..............................................................................   $  275.1       $  154.3
                                                                                            ========       ========

(1) Net of related amortization of deferred policy acquisition costs, amounts credited to participating pension contractholders and the policyholder dividend obligation of $(64.8) million and $(72.5) million for the three months ended March 31, 2005 and 2004.
(2) Excluding amounts related to net realized investment and other gains (losses) credited to participating pension contractholders and the policyholder dividend obligation of $(60.8) million and $(90.5) million for the three months ended March 31, 2005 and 2004, respectively.
(3) Excluding amounts related to net realized investment and other gains (losses) of $(4.0) million and $18.0 million for the three months ended March 31, 2005 and 2004, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Three Months Ended March 31, 2005 Compared with Three Months Ended
March 31, 2004

      The Company operates in the following four business segments: two segments primarily serve retail customers, one segment serves institutional customers, and the fourth segment is the Corporate and Other Segment, which includes the institutional advisory business, the remaining international operations, and the corporate account. The retail segments are the Protection Segment and the Wealth Management Segment, previously called Asset Gathering. The institutional segment is the Guaranteed and Structured Financial Products Segment (G&SFP).

      Consolidated income before income taxes increased $218.2 million, for the three-month period ended March 31, 2005 from the prior year. The increase was driven by $157.3 million in net realized investment and other gains in 2005 compared with $97.7 million in losses for the prior year period. This was primarily due to increased gains on hedging instruments and fewer impairments of securities. Other factors contributing to increase in income before taxes included improved market appreciation, favorably impacting the Company's variable product lines, and lower amortization of DAC and VOBA driven by purchase accounting (see further discussion in the amortization of DAC and VOBA paragraph below) on all segments. For additional analysis regarding net realized investment and other gains (losses), see below and General Account Investments in the MD&A.

      Total revenues increased $140.3 million during the quarter compared with the corresponding period in 2004. Premiums increased $19.7 million from the prior year due largely to higher sales in the IGP segment, and higher in force LTC business, partially offset by normal run off of business in the Closed Block. Universal life and investment-type product fees decreased $11.4 million from the prior year primarily due to not repeating higher amortization of unearned revenue in 2004 driven by unlocking for higher future death claims and lower sales in 2005. Net investment income decreased $119.2 million from the prior year reflecting a decrease in yield on the general account portfolio driven by the April 28, 2004 asset mark to market done in accordance with purchase accounting guidelines and a decrease in average assets. (For additional analysis of net investment income and yields see the General Account Investments section of this MD&A.) Net realized investment and other gains (losses) increased $255.0 million for the three months ended March 31, 2005 primarily due to an increase in gains related to hedging adjustments and lower impairments. (For additional analysis of Net realized investment and other gains (losses) see the General Account Investments section of this MD&A.)

      Total benefits and expenses decreased $77.9 million from the prior year. Benefits to policyholders decreased $31.6 million due to a decline in the average interest credited rate on account balances and a decrease in the policyholder dividend obligation. Approximately $9 billion of spread-based liabilities have floating rates which reset and reflect the lower interest rate environment. Operating costs and expenses increased $11.2 million. Amortization of value of business added (VOBA) and deferred policy acquisition costs (DAC) decreased $59.0 million from the prior year primarily as a result of purchase accounting on all segments. Purchase accounting adjusted the historical DAC asset to zero and created a new VOBA asset. Dividends to policyholders increased $1.5 million from the prior year.

      Income taxes increased $100.7 million in the first quarter of 2005 compared with the first quarter of 2004 due to higher income before taxes discussed previously and a higher effective tax rate. The effective tax rate increased to 35.4% compared with 24.0% in the prior quarter primarily due to changes in the recognition of tax expense as a result of the purchase accounting for leveraged leases as required by FASB Interpretation No. 21, "Accounting for Leases in a Business Combination" and FASB Statement of Financial Accounting Standards No. 13, "Accounting for Leases".

      Cumulative effect of accounting change, net of tax, was a charge of $3.3 million in the first quarter of 2004 reflecting the adoption of SOP 03-1 which requires specialized accounting for insurance companies related to separate accounts, transfers of assets, liability valuations, returns based on a contractually referenced pool of assets or index, accounting for contracts that contain death or other insurance benefit features, accounting for reinsurance and other similar contracts, accounting for annuitization benefits and sales inducements to contractholders.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

General Account Investments

      The Company manages its general account assets in investment segments that support specific classes of product liabilities. These investment segments facilitate the implementation of investment policies that both support the financial characteristics of the underlying liabilities and provide returns on invested capital. The investment segments also enable the monitoring of the performance and profitability of the various businesses.

Asset/Liability Risk Management

      The Company's primary investment objective is to maximize after-tax returns within acceptable risk parameters. It is exposed to two primary types of investment risk:

o Interest rate risk, meaning changes in the market value of securities as interest rates change over time, and
o Credit risk, meaning uncertainties associated with the continued ability of an obligor to make timely payments of principal and interest.

      A variety of techniques are used to control interest rate risk in the portfolio of assets and liabilities. In general, risk management procedures are designed to limit the net impact of interest rate changes on both assets and liabilities. Assets are invested predominantly in fixed income securities, and the asset portfolio is substantially matched with the liabilities so as to eliminate the Company's exposure to changes in the overall level of interest rates. Each investment segment holds bonds, mortgages, and other asset types that will satisfy the projected cash needs of its underlying liabilities. Another important aspect of the asset-liability management efforts is the use of interest rate derivatives. Select derivative instruments, such as interest rate swaps and futures, are utilized to reduce the interest rate risk inherent in combined portfolios of assets and liabilities.

      Management of credit risk is also central to the business and considerable resources are devoted to the credit analysis underlying each investment acquisition. The corporate bond management group includes a staff of highly specialized, experienced, and well-trained credit analysts. Management relies on these analysts' ability to analyze complex private financing transactions and to acquire the investments needed to profitably fund liability requirements. In addition, when investing in private fixed maturity securities, broad access to proprietary management information, negotiated protective covenants, call protection features and collateral protection are used to minimize credit risk.

      The bond portfolio is reviewed on a continuous basis to assess the integrity of current quality ratings. As circumstances warrant, specific investments are "re-rated" with the adjusted quality ratings reflected in the Company's investment system. All bonds are evaluated regularly against the following criteria:

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

      The Company is able to hold to this investment strategy over the long term because of its strong capital position, the fixed nature of its liabilities, the matching of those liabilities with assets, and the experience gained through many decades of a consistent investment philosophy. Generally all of the fixed maturity investments are held to maturity to meet liability payments, and to hold securities with any unrealized gains and losses over the long term. However, bonds are sold under certain circumstances, such as when new information causes changes in assessments of whether a bond will recover or perform according to its contractual terms, in response to external events (such

                       JOHN HANCOCK LIFE INSURANCE COMPANY

as a merger or a downgrade) that result in investment guideline violations (such as single issuer or overall portfolio credit quality limits), in response to extreme catastrophic events (such as September 11, 2001) that result in industry or market wide disruption, or to take advantage of tender offers.

Overall Composition of the General Account

      Invested assets, excluding separate accounts totaled $64.9 billion and $66.7 billion as of March 31, 2005 and December 31, 2004, respectively. On April 28, 2004, as a result of Manulife's acquisition of John Hancock, assets were marked to market, which became the new cost basis of those assets, in accordance with purchase accounting guidelines. The following table shows the composition of investments in the general account portfolio.

                                                              As of March 31,                   As of December 31,
                                                    -------------------------------------------------------------------------
                                                                    2005                                 2004
                                                    -------------------------------------------------------------------------
                                                          Carrying           % of            Carrying             % of
                                                           Value             Total             Value             Total
                                                    -------------------------------------------------------------------------
                                                                                 (in millions)
Fixed maturity securities (1)............                  $46,532.0          71.7%            $47,863.2          71.8%
Mortgage loans (2).......................                   11,600.6          17.9              11,792.6          17.7
Real estate..............................                      272.9           0.4                 277.2           0.4
Policy loans (3).........................                    2,018.4           3.1               2,012.0           3.0
Equity securities........................                      456.1           0.7                 334.7           0.5
Other invested assets ...................                    3,371.6           5.2               3,359.3           5.0
Short-term investments...................                        0.2           0.0                   0.2           0.0
Cash and cash equivalents (4)............                      666.8           1.0               1,073.3           1.6
                                                    -------------------------------------------------------------------------
       Total invested assets.............                  $64,918.6         100.0%            $66,712.5         100.0%
                                                    =========================================================================

(1) In addition to bonds, the fixed maturity security portfolio contains redeemable preferred stock with a carrying value of $896.8 million and $902.4 million as of March 31, 2005 and December 31, 2004, respectively. The total fair value of the fixed maturity security portfolio was $46,532.0 million and $47,863.2 million, at March 31, 2005 and December 31, 2004, respectively.
(2) The fair value for the mortgage loan portfolio was $11,469.4 million and $11,873.1 million as of March 31, 2005 and December 31, 2004, respectively.
(3) Policy loans are secured by the cash value of the underlying life insurance policies and do not mature in a conventional sense, but expire in conjunction with the related policy liabilities.
(4) Cash and cash equivalents are included in total invested assets in the table above for the purposes of calculating yields on the income producing assets for the Company. The Company determines the allocation of assets primarily on the basis of cash flow and return requirements of its products and by the level of investment risk.

      Consistent with the nature of the Company's product liabilities, assets are heavily oriented toward fixed maturity securities. The Company determines the allocation of assets primarily on the basis of cash flow and return requirements of its products and by the level of investment risk.

      Fixed Maturity Securities. The fixed maturity securities portfolio is predominantly comprised of low risk, investment grade, publicly and privately traded corporate bonds and senior tranches of asset-backed securities (ABS) and mortgage-backed securities (MBS). The fixed maturity securities portfolio also includes redeemable preferred stock. As of March 31, 2005, fixed maturity securities represented 71.7% of general account invested assets with a carrying value of $46.5 billion, comprised of 52.7% public securities and 47.3% private securities. Each year, the Company directs the majority of net cash inflows into investment grade fixed maturity securities. Typically, less than 10% of funds allocated to fixed maturity securities are invested in below-investment-grade bonds while maintaining a policy to limit the overall level of these bonds to no more than 8% of invested assets and the majority of that balance in the BB category. As of March 31, 2005, the below investment grade bonds were 6.7% of invested assets, and 9.7% of total rated fixed maturities. Rated fixed maturity securities exclude redeemable preferred stock. Allocations are based on an assessment of relative value and the likelihood of enhancing risk-adjusted portfolio returns. While the Company has profited from the below-investment-grade asset class in the past, care is taken to manage its growth strategically by limiting its size relative to the Company's total assets.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      The Securities Valuation Office (SVO) of the National Association of Insurance Commissioners evaluates all public and private bonds purchased as investments by insurance companies. The SVO assigns one of six investment categories to each securty it reviews. Category 1 is the highest quality rating, and Category 6 is the lowest. Categories 1 and 2 are the equivalent of investment grade debt as defined by rating agencies such as S&P and Moody's (i.e., BBB /Baa3 or higher), while Categories 3-6 are the equivalent of below-investment grade securities. SVO ratings are reviewed and may be revised at least once a year.

      The following table shows the composition by credit quality of the fixed maturity securities portfolio.

                 Fixed Maturity Securities -- By Credit Quality

                                                              As of March 31,                  As of December 31,
                                                                   2005                               2004
                                                      ----------------------------------------------------------------
  SVO                    S&P Equivalent                  Carrying           % of            Carrying           % of
Rating (1)               Designation (2)               Value (3)(4)         Total         Value (3)(4)         Total
----------------------------------------------------------------------------------------------------------------------
                                                      (in millions)                      (in millions)
     1         AAA/AA/A.......................           $21,155.2           46.3%          $20,826.0           44.4%
     2         BBB............................            20,109.5           44.0            21,409.2           45.6
     3         BB.............................             2,532.9            5.6             2,548.5            5.4
     4         B..............................             1,212.1            2.7             1,423.8            3.0
     5         CCC and lower..................               419.1            0.9               526.2            1.1
     6         In or near default.............               206.4            0.5               227.1            0.5
                                                      ----------------------------------------------------------------
                   Subtotal...................            45,635.2          100.0%           46,960.8          100.0%
               Redeemable preferred stock.....               896.8                              902.4
                                                      ----------------------------------------------------------------
                   Total fixed maturities.....           $46,532.0                          $47,863.2
                                                      ================================================================

(1) For securities that are awaiting an SVO rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Includes 47 securities that are awaiting an SVO rating, with a carrying value of $536.8 million as of March 31, 2005 and 61 securities that are awaiting an SVO rating, with a carrying value of $876.6 million at December 31, 2004. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date.
(4) As of March 31, 2005 and December 31, 2004, includes the effect of $185.0 million notional invested in the Company's credit-linked note program, $165.0 million notional of written credit default swaps on fixed maturity securities in the AAA/AA/A category and $20.0 million notional of written credit default swaps on fixed maturity securities in the BBB category.

      The table above sets forth the SVO ratings for the bond portfolio along with an equivalent S&P rating agency designation. The majority of the rated fixed maturity investments are investment grade, with 90.3% and 90.0% of rated fixed maturity investments invested in Category 1 and 2 as of March 31, 2005 and December 31, 2004, respectively. Below investment grade bonds were 9.7% and 10.0% of fixed maturity investments rated by the SVO and 6.7% and 7.1% of total invested assets at March 31, 2005 and December 31, 2004, respectively. This allocation reflects the Company strategy of avoiding the unpredictability of interest rate risk in favor of relying on the Company's bond analysts' ability to better predict credit or default risk. The bond analysts operate in an industry-based, team-oriented structure that permits the evaluation of a wide range of below investment grade offerings in a variety of industries resulting in a well-diversified high yield portfolio.

      Valuation techniques for the bond portfolio vary by security type and the availability of market data. Pricing models and their underlying assumptions impact the amount and timing of unrealized gains and losses, and the use of different pricing models or assumptions could produce different financial results. External pricing services are used where available, broker dealer quotes are used for thinly traded securities, and a spread pricing matrix is used when price quotes are not available, which typically is the case for the Company's private placement securities. The spread pricing matrix is based on credit quality, country of issue, market sector and average investment life and is created for these dimensions through brokers' estimates of public spreads derived from their respective publications. When utilizing the spread pricing matrix, securities are valued through a discounted cash flow method where each bond is assigned a spread, which is added to the current U.S. Treasury rates to

                       JOHN HANCOCK LIFE INSURANCE COMPANY

discount the cash flows of the security. The spread assigned to each security is changed from month to month based on changes in the market. Certain market events that could impact the valuation of securities include issuer credit ratings, business climate, management changes, litigation, and government actions among others. The resulting prices are then reviewed by the pricing analysts and members of the Security Operations Department. The Company's pricing analysts take appropriate actions to reduce valuations of securities where such an event occurs that negatively impacts the securities' value. Although the Company believes its estimates reasonably reflect the fair value of those securities, the key assumptions about risk premiums, performance of underlying collateral (if any) and other factors involve significant assumptions and may not reflect those of an active market. To the extent that bonds have longer maturity dates, management's estimate of fair value may involve greater subjectivity since they involve judgment about events well into the future. Every quarter, there is a comprehensive review of all impaired securities and problem loans by Manulife's Credit Committee, a group consisting of Manulife's Chief Investment Officer, Chief Financial Officer, Chief Risk Officer and Chief Credit Officer. The valuation of impaired bonds for which there is no quoted price is typically based on the present value of the future cash flows expected to be received. If the company is likely to continue operations, the estimate of future cash flows is typically based on the expected operating cash flows of the company that are available to make payments on the bonds. If the company is likely to liquidate, the estimate of future cash flows is based on an estimate of the liquidation value of its net assets.

      As of March 31, 2005 and December 31, 2004, 58.0% and 53.9% of the Company's below investment grade bonds were in Category 3, the highest quality below investment grade. Category 6 bonds, those in or near default, represent securities that were originally acquired as long-term investments, but subsequently became distressed. The carrying value of bonds in or near default was $206.4 million and $227.1 million as of March 31, 2005 and December 31, 2004, respectively. As of March 31, 2005 and December 31, 2004, $0.9 million and $0.5 million, of interest on bonds near default were included in accrued investment income, respectively. Unless the Company reasonably expects to collect investment income on bonds in or near default, the accrual will be ceased and any accrued income reversed.

      In keeping with the investment philosophy of tightly managing interest rate risk, the Company's MBS & ABS holdings are heavily concentrated in commercial MBS where the underlying loans are largely call protected, which means they are not pre-payable without penalty prior to maturity at the option of the issuer. By investing in MBS and ABS securities with relatively predictable repayments, the Company adds high quality, liquid assets to the Company's portfolios without incurring the risk of cash flow variability. The Company believes the portion of its MBS/ABS portfolio subject to prepayment risk as of March 31, 2005 and December 31, 2004 was limited to approximately 25.3% and 24.0% of its total MBS/ABS portfolio and 5.2% and 4.8% of its total fixed maturity securities holdings, respectively.

      As a result of Manulife's acquisition of the Company, the Company's portfolio was marked to market through purchase accounting on April 28, 2004. The following tables show the composition by the Company's internal industry classification of the fixed maturity securities portfolio and the unrealized gains and losses contained therein.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

         Fixed Maturity Securities -- By Industry Classification/Sector

                                                                     Investment Grade As of March 31, 2005
                                              ------------------------------------------------------------------------------------
                                                                           Carrying Value              Carrying Value
                                                                            of Securities               of Securities
                                                                  Net        with Gross       Gross      with Gross       Gross
                                              Total Carrying   Unrealized    Unrealized    Unrealized    Unrealized    Unrealized
                                                  Value       Gain (Loss)      Losses         Gains        Losses        Losses
                                              ------------------------------------------------------------------------------------
                                                                                  (in millions)
Corporate securities:
     Banking and finance ...................    $ 5,832.3     $    22.0      $ 2,689.1     $    67.2     $ 3,143.2     $   (45.2)
     Communications ........................      2,557.9           0.9        1,142.3          17.1       1,415.6         (16.2)
     Government ............................      2,729.3          21.1        1,348.8          34.5       1,380.5         (13.4)
     Manufacturing .........................      5,828.8          24.0        3,539.3          59.8       2,289.5         (35.8)
     Oil & gas .............................      3,602.0          38.9        2,285.8          65.6       1,316.2         (26.7)
     Services/trade ........................      2,422.9         (11.0)       1,039.1           9.6       1,383.8         (20.6)
     Transportation ........................      1,996.9          (0.6)         995.1          13.7       1,001.8         (14.3)
     Utilities .............................      7,070.0          62.8        4,566.6          97.7       2,503.4         (34.9)
                                              -----------------------------------------------------------------------------------
   Total corporate securities ..............     32,040.1         158.1       17,606.1         365.2      14,434.0        (207.1)

Asset-backed and mortgage-backed
     securities ............................      9,199.0         (14.0)       3,827.0          64.9       5,372.0         (78.9)
U.S. Treasury securities and obligations
     of U.S. government agencies ...........        308.6          (2.4)          97.8           1.0         210.8          (3.4)
Debt securities issued by foreign
     Governments ...........................        180.9          10.5          161.8          10.7          19.1          (0.2)
Obligations of states and political
     subdivisions ..........................        294.8          (3.9)          27.7           0.2         267.1          (4.1)
                                              -----------------------------------------------------------------------------------
       Total ...............................    $42,023.4     $   148.3      $21,720.4     $   442.0     $20,303.0     $  (293.7)
                                              ===================================================================================

                                                                   Below Investment Grade As of March 31, 2005
                                               ------------------------------------------------------------------------------------
                                                                            Carrying Value              Carrying Value
                                                                             of Securities               of Securities
                                                                   Net        with Gross       Gross      with Gross       Gross
                                               Total Carrying   Unrealized    Unrealized    Unrealized    Unrealized    Unrealized
                                                   Value       Gain (Loss)      Losses         Gains        Losses        Losses
                                               ------------------------------------------------------------------------------------
                                                                                   (in millions)
Corporate securities:
     Banking and finance ................         $   73.5    $   (1.4)        $   18.1      $    0.1      $   55.4      $   (1.5)
     Communications .....................            157.6         0.1            103.9           4.9          53.7          (4.8)
     Government .........................             16.1         0.1             16.1           0.1            --            --
     Manufacturing ......................          1,084.4        18.1            599.0          37.9         485.4         (19.8)
     Oil & gas ..........................            445.0        13.1            347.4          14.2          97.6          (1.1)
     Services/trade .....................            168.0         7.4            122.7           8.0          45.3          (0.6)
     Transportation .....................            412.5        (0.4)           183.2           8.4         229.3          (8.8)
     Utilities ..........................          1,815.2        20.5          1,096.8          49.1         718.4         (28.6)
                                                -----------------------------------------------------------------------------------
   Total corporate securities ...........          4,172.3        57.5          2,487.2         122.7       1,685.1         (65.2)

Asset-backed and mortgage-backed
     securities .........................            324.1         4.0            217.2           8.4         106.9          (4.4)
Debt securities issued by foreign
     Governments ........................             12.2         0.6             11.3           0.6           0.9            --
                                                -----------------------------------------------------------------------------------
       Total ............................         $4,508.6    $   62.1         $2,715.7      $  131.7      $1,792.9      $  (69.6)
                                                ===================================================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

         Fixed Maturity Securities -- By Industry Classification/Sector

                                                                     Investment Grade as of December 31, 2004
                                               ------------------------------------------------------------------------------------
                                                                            Carrying Value              Carrying Value
                                                                             of Securities               of Securities
                                                                   Net        with Gross       Gross      with Gross       Gross
                                               Total Carrying   Unrealized    Unrealized    Unrealized    Unrealized    Unrealized
                                                   Value       Gain (Loss)      Losses         Gains        Losses        Losses
                                               ------------------------------------------------------------------------------------
                                                                                   (in millions)
Corporate securities:
     Banking and finance ...................     $ 6,051.8     $    84.0      $ 4,465.3     $    96.7     $ 1,586.5     $   (12.7)
     Communications ........................       2,673.8          38.2        2,215.0          43.4         458.8          (5.2)
     Government ............................       2,783.5          45.8        2,097.3          47.7         686.2          (1.9)
     Manufacturing .........................       5,797.9         104.1        4,695.2         116.8       1,102.7         (12.7)
     Oil & gas .............................       3,748.3          90.0        3,306.8          93.5         441.5          (3.5)
     Services / trade ......................       2,569.9          25.0        1,971.3          30.1         598.6          (5.1)
     Transportation ........................       2,039.1          27.0        1,734.0          29.5         305.1          (2.5)
     Utilities .............................       7,296.3         149.3        6,234.4         154.6       1,061.9          (5.3)
                                                -----------------------------------------------------------------------------------
   Total corporate securities ..............      32,960.6         563.4       26,719.3         612.3       6,241.3         (48.9)

Asset-backed and mortgage-backed
     securities ............................       9,242.1          72.9        6,251.4         119.0       2,990.7         (46.1)
U.S. Treasury securities and obligations
     of U.S. government agencies ...........         342.2           1.2          231.5           1.6         110.7          (0.4)
Debt securities issued by foreign
     Governments ...........................         168.4          10.4          158.2          10.5          10.2          (0.1)
Obligations of states and political
     Subdivisions ..........................         287.4          (0.9)          46.0           0.8         241.4          (1.7)
                                                -----------------------------------------------------------------------------------
       Total ...............................     $43,000.7     $   647.0      $33,406.4     $   744.2     $ 9,594.3         (97.2)
                                                ===================================================================================

                                                                 Below Investment Grade as of December 31, 2004
                                               ------------------------------------------------------------------------------------
                                                                            Carrying Value              Carrying Value
                                                                             of Securities               of Securities
                                                                   Net        with Gross       Gross      with Gross       Gross
                                               Total Carrying   Unrealized    Unrealized    Unrealized    Unrealized    Unrealized
                                                   Value       Gain (Loss)      Losses         Gains        Losses        Losses
                                               ------------------------------------------------------------------------------------
                                                                                   (in millions)
Corporate securities:
     Banking and finance ...................      $   77.0    $   (0.6)        $   18.4      $    0.5      $   58.6      $   (1.1)
     Communications ........................         148.9         8.7            101.6           9.1          47.3          (0.4)
     Government ............................          16.1         0.1              6.6           0.1           9.5            --
     Manufacturing .........................       1,189.0        53.6            733.8          57.4         455.2          (3.8)
     Oil & gas .............................         476.5        22.1            434.5          22.7          42.0          (0.6)
     Services/trade ........................         222.0         5.9            182.4           6.2          39.6          (0.3)
     Transportation ........................         474.6        14.4            370.6          17.8         104.0          (3.4)
     Utilities .............................       1,900.9        65.9          1,516.3          71.3         384.6          (5.4)
                                              ------------------------------------------------------------------------------------
   Total corporate securities ..............       4,505.0       170.1          3,364.2         185.1       1,140.8         (15.0)

Asset-backed and mortgage-backed
     securities ............................         341.9         8.0            286.4          11.0          55.5          (3.0)
Debt securities issued by foreign
     Governments ...........................          15.6         0.9             15.6           0.9            --            --
                                              ------------------------------------------------------------------------------------
       Total ...............................      $4,862.5    $  179.0         $3,666.2      $  197.0      $1,196.3      $  (18.0)
                                              ====================================================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      As of March 31, 2005 and December 31, 2004, there were gross unrealized gains of $573.7 million and $941.2 million, respectively, and gross unrealized losses of $363.3 million and $115.2 million, respectively, on the fixed maturities portfolio. As of March 31, 2005, gross unrealized losses of $363.3 million included $249.1 million, or 68.6%, concentrated in asset-backed/ and mortgage-backed securities, manufacturing, banking & finance and utilities securities. The tables above show gross unrealized losses before amounts that are allocated to the closed block policyholders or participating pension contractholders. Of the $363.3 million of gross unrealized losses in the portfolio at March 31, 2005, $63.4 million was in the closed block and $19.5 million has been allocated to participating pension contractholders, leaving $280.4 million of gross unrealized losses after such allocations. The December 31, 2004 gross unrealized losses of $115.2 million included $90.1 million, or 78.2%, concentrated in the utilities, manufacturing, banking & finance, and asset-backed and mortgage-backed securities. Of the $115.2 million of gross unrealized losses in the portfolio at December 31, 2004, $12.3 million was in the closed block and $6.7 million was allocated to participating pension contractholders, leaving $96.2 million of gross unrealized losses after such allocations.

      Unrealized losses can be created by rising interest rates or by rising credit concerns and hence widening credit spreads. Credit concerns are apt to play a larger role in the unrealized loss on below investment grade bonds and hence the gross unrealized loss on the portfolio has been split between investment grade and below investment grade fixed maturities in the above tables. The gross unrealized loss on investment grade fixed maturities (those rated in categories 1 and 2 by the SVO) increased by $196.5 million in the period ended March 31, 2005 to $293.7 million. The gross unrealized loss on below investment grade fixed maturities (those rated in categories 3, 4, 5 and 6 by the SVO) increased over this period, by $51.6 million, to a total of $69.6 million as of March 31, 2005. The increased gross unrealized losses as of March 31, 2005 compared to December 31, 2004 were largely due to an increasing interest rate environment since December 31, 2004.

      The following table shows the composition by credit quality of the securities with gross unrealized losses in the fixed maturity securities portfolio.

          Unrealized Losses on Fixed Maturity Securities -- By Quality

                                                                       As of March 31, 2005
                                                 --------------------------------------------------------------
                                                    Carrying Value of
    SVO                     S&P Equivalent        Securities with Gross   % of    Gross Unrealized      % of
 Rating (1)                Designation (2)        Unrealized Losses (3)   Total      Losses (3)        Total
---------------------------------------------------------------------------------------------------------------
                                                     (in millions)                 (in millions)
    1          AAA/AA/A.......................         $11,771.7          54.0%      $(167.8)          47.7%
    2          BBB............................           8,330.7          38.3        (121.8)          34.6
    3          BB.............................           1,121.3           5.2         (40.9)          11.6
    4          B..............................             402.7           1.8         (16.0)           4.6
    5          CCC and lower..................             126.2           0.6          (3.1)           0.9
    6          In or near default.............              20.0           0.1          (2.3)           0.6
                                                  -------------------------------------------------------------
                    Subtotal..................         $21,772.6         100.0%      $(351.9)         100.0%
                                                                       ===========                 ============
               Redeemable preferred stock.....             323.3                       (11.4)
                                                  ------------------               --------------
                    Total.....................         $22,095.9                     $(363.3)
                                                  ==================               ==============

(1) With respect to securities that are awaiting rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Includes 25 securities with gross unrealized losses that are awaiting an SVO rating with a carrying value of $275.5 million and unrealized losses of $6.2 million. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date. Unrated securities comprised 1.2% and 1.7% of the total carrying value and total gross unrealized losses of securities in a loss position, including redeemable preferred stock, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

          Unrealized Losses on Fixed Maturity Securities -- By Quality

                                                                   As of December 31, 2004
                                                 --------------------------------------------------------------
                                                    Carrying Value of
    SVO                     S&P Equivalent        Securities with Gross   % of     Gross Unrealized     % of
 Rating (1)                Designation (2)        Unrealized Losses (3)   Total       Losses (3)        Total
---------------------------------------------------------------------------------------------------------------
                                                     (in millions)                 (in millions)
    1         AAA/AA/A.........................        $ 5,774.2            55.5%     $ (63.8)          56.7%
    2         BBB..............................          3,547.8            34.1        (32.7)          29.0
    3         BB...............................            720.7             6.9         (9.5)           8.4
    4         B................................            302.6             2.9         (4.1)           3.6
    5         CCC and lower....................             42.2             0.4         (1.2)           1.1
    6         In or near default...............             23.1             0.2         (1.3)           1.2
                                                  -------------------------------------------------------------
                     Subtotal..................        $10,410.6           100.0%     $(112.6)         100.0%
                                                                        ==========                   ==========
              Redeemable preferred stock.......            380.0                         (2.6)
                                                  ----------------                 ---------------
                     Total.....................        $10,790.6                      $(115.2)
                                                  ================                 ===============

(1) With respect to securities that are awaiting rating, the Company has assigned a rating based on an analysis that it believes is equivalent to that used by the SVO.
(2) Comparisons between SVO and S&P ratings are published by the National Association of Insurance Commissioners.
(3) Includes 20 securities with gross unrealized losses are awaiting an SVO rating with a carrying value of $213.6 million and unrealized losses of $2.9 million. Due to lags between the funding of an investment, the processing of final legal documents, the filing with the SVO, and the rating by the SVO, there will always be a number of unrated securities at each statement date. Unrated securities comprised 2.0% and 2.5% of the total carrying value and total gross unrealized losses of securities in a loss position, including redeemable preferred stock, respectively.

                Unrealized Losses on Fixed Maturity Securities --
                      By Investment Grade Category and Age

                                                                         As of March 31, 2005
                                        -----------------------------------------------------------------------------------------
                                                   Investment Grade                            Below Investment Grade
                                        -------------------------------------------  --------------------------------------------
                                        Carrying Value of                             Carrying Value of
                                         Securities with                               Securities with
                                        Gross Unrealized    Hedging       Market      Gross Unrealized    Hedging      Market
                                             Losses       Adjustments  Depreciation        Losses       Adjustments  Depreciation
                                        -------------------------------------------  --------------------------------------------
                                                         (in millions)                                 (in millions)
Three months or less .................     $12,888.7       $  38.2     $  (201.2)       $ 1,022.8         $  2.2      $  (44.2)
Greater than three months to
  six months .........................       3,162.6           7.0         (59.4)           270.5            0.5          (7.2)
Greater than six months to
  nine months ........................         437.7           0.5         (11.0)            22.4            0.1          (1.4)
Greater than nine months to
  twelve months ......................       3,613.4           4.6         (68.3)           354.5            2.4         (14.7)
                                        -------------------------------------------  --------------------------------------------
     Subtotal ........................      20,102.4          50.3        (339.9)         1,670.2            5.2         (67.5)
Redeemable preferred stock ...........         200.6           0.3          (4.4)           122.7             --          (7.3)
                                        -------------------------------------------  --------------------------------------------
     Total ...........................     $20,303.0       $  50.6     $  (344.3)       $ 1,792.9         $  5.2      $  (74.8)
                                        ===========================================  ============================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

                Unrealized Losses on Fixed Maturity Securities --
                      By Investment Grade Category and Age

                                                                         As of March 31, 2004
                                        -----------------------------------------------------------------------------------------
                                                   Investment Grade                            Below Investment Grade
                                        -------------------------------------------  --------------------------------------------
                                        Carrying Value of                             Carrying Value of
                                         Securities with                               Securities with
                                        Gross Unrealized    Hedging       Market      Gross Unrealized    Hedging      Market
                                             Losses       Adjustments  Depreciation        Losses       Adjustments  Depreciation
                                        -------------------------------------------  --------------------------------------------
                                                         (in millions)                                 (in millions)
Three months or less .................     $4,136.3        $   3.5     $  (33.2)        $  351.3        $  (0.8)      $   (1.9)
Greater than three months to
  six months .........................        652.3           (1.5)       (16.6)           126.7           (0.5)          (0.9)
Greater than six months to
  nine months ........................      4,533.5            0.7        (49.4)           610.5           (1.7)         (10.3)
                                        -------------------------------------------  --------------------------------------------
     Subtotal ........................      9,322.1            2.7        (99.2)         1,088.5           (3.0)         (13.1)
Redeemable preferred stock ...........        272.2             --         (0.7)           107.8             --           (1.9)
                                        -------------------------------------------  --------------------------------------------
     Total ...........................     $9,594.3        $   2.7     $  (99.9)        $1,196.3        $  (3.0)      $  (15.0)
                                        ===========================================  ============================================

      The tables above show the Company's investment grade and below investment grade securities that were in a loss position at March 31, 2005 and December 31, 2004 by the amount of time the security has been in a loss position. Gross unrealized losses from hedging adjustments represent the amount of the unrealized loss that results from the security being designated as a hedged item in a fair value hedge. When a security is so designated, its cost basis is adjusted in response to movements in interest rates. These adjustments, which are non-cash and reverse with the passage of time as the asset and derivative mature, impact the amount of unrealized loss on a security. The remaining portion of the gross unrealized loss represents the impact of interest rates on the non-hedged portion of the portfolio and unrealized losses due to creditworthiness on the total fixed maturity portfolio.

      As of March 31, 2005 and December 31, 2004, respectively, fixed maturity securities had a total gross unrealized loss of $363.3 million and $115.2 million. The aging of securities reflects the mark to market on April 28, 2004. Unrealized losses on investment grade securities principally relate to changes in interest rates or changes in credit spreads since the securities were acquired. Credit rating agencies statistics indicate that investment grade securities have been found to be less likely to develop credit concerns.

      The scheduled maturity dates for securities in an unrealized loss position at March 31, 2005 and December 31, 2004 are shown below.

          Unrealized Losses on Fixed Maturity Securities -- By Maturity

                                                                    March 31, 2005             December 31, 2004
                                                             ---------------------------------------------------------
                                                             Carrying Value               Carrying Value
                                                              of Securities                of Securities
                                                               with Gross      Gross        with Gross      Gross
                                                               Unrealized    Unrealized     Unrealized    Unrealized
                                                                 Losses        Losses         Losses        Losses
                                                             ---------------------------------------------------------
                                                                    (in millions)                (in millions)

Due in one year or less...................................      $ 1,571.8      $ (17.9)        $ 1,178.5    $ $(4.8)
Due after one year through five years.....................        6,789.7       (108.4)          3,704.4      (25.0)
Due after five years through ten years....................        5,688.4        (90.5)          1,418.5      (17.0)
Due after ten years.......................................        2,567.1        (63.2)          1,443.0      (19.3)
                                                             ---------------------------------------------------------
                                                                 16,617.0       (280.0)          7,744.4      (66.1)
Asset-backed and mortgage-backed securities...............        5,478.9        (83.3)          3,046.2      (49.1)
                                                             ---------------------------------------------------------
     Total................................................      $22,095.9      $(363.3)        $10,790.6    $(115.2)
                                                             =========================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      Mortgage Loans. As of March 31, 2005 and December 31, 2004, the Company held mortgage loans with a carrying value of $11.6 billion and $11.8 billion, respectively, including $2.7 billion and $2.9 billion, respectively, of agricultural loans and $8.9 billion of commercial loans for both periods. Impaired loans comprised 1.4% of the mortgage portfolio as of March 31, 2005 and December 31, 2004.

      The following table shows the Company's agricultural mortgage loan portfolio by its three major sectors: agri-business, timber and production agriculture.

                                         As of March 31, 2005                    As of December 31, 2004
                                -------------------------------------  -----------------------------------------
                                 Amortized   Carrying    % of Total      Amortized    Carrying     % of Total
                                    Cost       Value   Carrying Value       Cost        Value    Carrying Value
                                -------------------------------------  -----------------------------------------
                                      (in millions)                          (in millions)
Agri-business ..............     $1,685.3     $1,647.2       60.2%       $1,821.9     $1,793.8         61.5%
Timber .....................      1,077.7      1,077.7       39.4         1,110.4      1,110.4         38.1
Production agriculture .....         10.4         10.4        0.4            13.5         13.5          0.4
                                -------------------------------------  -----------------------------------------
   Total ...................     $2,773.4     $2,735.3      100.0%       $2,945.8     $2,917.7        100.0%
                                =====================================  =========================================

      The following table shows the distribution of the Company's mortgage loan portfolio by property type as of the dates indicated. The mortgage loan portfolio consists primarily of non-recourse fixed-rate mortgages on fully, or nearly fully, leased commercial properties.

                       Mortgage Loans -- By Property Type

                                          As of March 31, 2005          As of December 31, 2004
                                      -------------------------------------------------------------
                                          Carrying         % of          Carrying         % of
                                           Value           Total          Value           Total
                                      -------------------------------------------------------------
                                       (in millions)                  (in millions)
Apartment..........................      $ 1,633.5         14.1%        $ 1,645.0         13.9%
Office Buildings...................        2,308.5         19.9           2,396.8         20.3
Retail.............................        2,814.8         24.3           2,677.7         22.8
Agricultural.......................        2,735.3         23.6           2,917.7         24.7
Industrial.........................          988.9          8.5           1,004.5          8.5
Hotels.............................          432.0          3.7             437.6          3.7
Mixed Use..........................          418.5          3.6             433.0          3.7
Other..............................          269.1          2.3             280.3          2.4
                                      -------------------------------------------------------------
     Total.........................      $11,600.6        100.0%        $11,792.6        100.0%
                                      =============================================================

      The following table shows the distribution of the mortgage loan portfolio by geographical region, as defined by the American Council of Life Insurers
(ACLI).

                        Mortgage Loans -- By ACLI Region

                                     As of March 31, 2005                As of December 31, 2004
                           --------------------------------------------------------------------------
                              Number      Carrying          % of          Carrying         % of
                             Of Loans       Value          Total           Value           Total
                           --------------------------------------------------------------------------
                                        (in millions)                  (in millions)
East North Central.......       139      $ 1,201.6          10.4%        $ 1,229.0          10.4%
East South Central.......        37          457.7           4.0             473.1           4.0
Middle Atlantic..........       120        1,684.5          14.5           1,690.1          14.4
Mountain.................        94          747.6           6.4             746.4           6.3
New England..............        95          947.9           8.2             932.0           7.9
Pacific..................       271        2,580.0          22.2           2,529.7          21.5
South Atlantic...........       203        2,363.0          20.4           2,535.9          21.5
West North Central.......        69          409.6           3.5             408.4           3.5
West South Central.......       116          936.9           8.1             972.2           8.2
Canada/Other.............        11          271.8           2.3             275.8           2.3
                           --------------------------------------------------------------------------
     Total...............     1,155      $11,600.6         100.0%        $11,792.6         100.0%
                           ==========================================================================

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      The following table shows the carrying values of the mortgage loan portfolio that are delinquent but not in foreclosure, delinquent and in foreclosure, restructured and foreclosed. The table also shows the respective ratios of these items to the total carrying value of the mortgage loan portfolio. Mortgage loans are classified as delinquent when they are 60 days or more past due as to the payment of interest or principal. Mortgage loans are classified as restructured when they are in good standing, but the basic terms, such as interest rate or maturity date, have been modified as a result of a prior actual delinquency or an imminent delinquency. All foreclosure decisions are based on a thorough assessment of the property's quality and location and market conditions. The decision may also reflect a plan to invest additional capital in a property to make tenant improvements or renovations to secure a higher resale value at a later date. Following foreclosure, management relies on its real estate investment group's ability to manage foreclosed real estate for eventual return to investment real estate status or outright sale.

                            Mortgage Loan Comparisons

                                                                  2005                                  2004
                                                  -------------------------------------  ------------------------------------
                                                       Carrying         % of Total          Carrying         % of Total
                                                        Value       Mortgage Loans (1)        Value      Mortgage Loans (1)
                                                  -------------------------------------  ------------------------------------
                                                    (in millions)                         (in millions)
Delinquent, not in foreclosure ...............        $   --               --               $  0.5               --
Delinquent, in foreclosure ...................           1.4               --                  1.4               --
Restructured .................................          92.5              0.8%               107.3              0.9%
All other loans with a valuation allowance ...          25.7              0.2                 25.8              0.2
                                                  -------------------------------------  ------------------------------------

   Total .....................................        $119.6              1.0%              $135.0              1.1%
                                                  =====================================  ====================================

Valuation allowance ..........................        $ 55.3                                $ 45.3
                                                  =============                          ============

(1) As of March 31, 2005 and December 31, 2004 the Company held mortgage loans with a carrying value of $11.6 billion and $11.8 billion, respectively.

      The valuation allowance is maintained at a level that is adequate enough to absorb estimated probable credit losses. Management's periodic evaluation of the adequacy of the allowance for losses is based on past experience, known and inherent risks, adverse situations that may affect the borrower's ability to repay (including the timing of future payments), the estimated value of the underlying security, the general composition of the portfolio, current economic conditions and other factors. This evaluation is inherently subjective and is susceptible to significant changes and no assurance can be given that the allowances taken will in fact be adequate to cover all losses or that additional valuation allowances or asset write-downs will not be required in the future. The valuation allowance for the mortgage loan portfolio was $55.3 million, or 0.5% of the carrying value of the portfolio as of March 31, 2005. There were no foreclosed loans during the three months ended March 31, 2005 and March 31, 2004.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Investment Results

      Net Investment Income. The following table summarizes the Company's investment results for the periods indicated.

                                                                           For the Three Months Ended March 31 ,
                                                                  ------------------------------------------------------
                                                                           2005                         2004
                                                                    Yield        Amount           Yield        Amount
                                                                  ------------------------------------------------------
                                                                             (in millions)             (in millions)
General account assets-excluding policy loans
   Gross income .........................................          5.43%        $   866.2         6.00%      $   993.1
   Ending invested assets, excluding policy loans (1) ...                        62,900.2                     67,565.9
Policy loans
   Gross income .........................................          6.18%             31.1         5.83%           29.4
   Ending assets ........................................                         2,018.4                      2,014.2
                                                                               ------------                 ------------
   Total gross income ...................................          5.45%            897.3         5.99%        1,022.5
   Less: investment expenses ............................                           (33.0)                       (39.0)
                                                                               ------------                 ------------
     Net investment income ..............................          5.25%        $   864.3         5.77%      $   983.5
                                                                               ============                 ============

(1) Cash and cash equivalents are included in invested assets in the table above for the purposes of calculating yields on income producing assets for the Company.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

      Net investment income decreased $119.2 million from comparable prior year period. The yield for the three months ended March 31, 2005, net of investment expenses, on the general account portfolio decreased to 5.25% from 5.77% for the three months ended March 31, 2004. In summary, the change in yields was driven by the following factors:

      o On April 28, 2004, as a result of Manulife's acquisition of John Hancock, assets were marked to market in accordance with purchase accounting rules. The impact of the asset adjustment and related amortization was a reduction in yield of approximately 56 basis points for the three months ended March 31, 2005 compared to the prior year.

      o As of March 31, 2005 and March 31, 2004, the Company's asset portfolio had approximately $12 billion of floating-rate exposure (primarily LIBOR). This exposure was created mostly through interest rate swaps designed to match the floating-rate liability portfolio. As of March 31, 2005, approximately 84% of this exposure, excluding cash and short-term investments, was directly offset by exposure to floating-rate liabilities. Most of the remaining 16% of exposure is in floating rate assets acquired for their relative value and is accounted for in the portfolio's interest rate risk management plan. The impact was a reduction of approximately 14 basis points for the first quarter of 2005 compared to a reduction of 50 basis points for the first quarter of 2004.

      o In 2005, weighted-average invested assets decreased $1,007.4 million, or 1.5%, from the prior year. These declines have occurred in higher-yielding investments. Additionally, new investments have been at rates below the existing portfolio rates. These two factors account for the majority of the remaining decline in the portfolio yield.

      o Investment expenses were reduced $6.0 million in the three month period ended March 31, 2005 compared to the prior year as a result of synergies created subsequent to the Manulife acquisition.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      Net Realized Investment and Other Gain/(Loss). The following table shows the Company's net realized investment and other gains (losses) by asset class for the periods presented:

For the Three Months ended March  31, 2005               Gross Gain    Gross Loss      Hedging    Net Realized Investment
                                             Impairment  on Disposal  on Disposal    Adjustments   and Other Gain/(Loss)
                                            ----------------------------------------------------------------------------
                                                                           (in millions)
Fixed maturity securities (1)...........        $ (28.0)     $ 82.8      $  (9.9)       $  5.3             $   50.2
Equity securities.......................           (0.6)        1.3         (0.5)           --                  0.2
Mortgage loans on real estate...........          (10.0)        2.4         (0.7)          1.9                 (6.4)
Real estate.............................             --          --         (0.8)           --                 (0.8)
Other invested assets...................          (13.2)        2.3         (0.3)           --                (11.2)
Derivatives.............................             --          --           --          60.5                 60.5
                                            ----------------------------------------------------------------------------
               Subtotal.................        $ (51.8)     $ 88.8      $ (12.2)       $ 67.7             $   92.5
                                            ============================================================================

          Amortization adjustment for deferred policy acquisition costs......................                   4.0
          Amounts credited to participating pension contractholders..........................                  45.9
          Amounts credited to the policyholder dividend obligation...........................                  14.9
                                                                                                  ----------------------
               Total.........................................................................              $  157.3
                                                                                                  ======================

(1) Fixed maturities loss on disposals includes $0.2 million of credit related losses.

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

      For the three months ended March 31, 2005 the Company's net realized investment and other gains and losses was a gain of $157.3 million compared to a loss of $97.7 million for the three months ended March 31, 2004. For the three months ended March 31, 2005 gross losses on impairments and on disposal of investments - including bonds, equities, real estate, mortgages and other invested assets was $64.0 million, excluding hedging adjustments, compared to $96.4 million for the three months ended March 31, 2004.

      For the three months ended March 31, 2005, realized gains on disposal of fixed maturities, excluding hedging adjustments, were $82.8 million. These gains resulted from prepayments with make-whole provisions and from ongoing portfolio positioning. There were no recoveries on sales of previously impaired securities for the three months ended March 31, 2005.

      For the three months ended March 31, 2005, the Company realized losses on the disposal of fixed maturities, excluding hedging adjustments, of $9.9 million. The Company generally intends to hold securities in unrealized loss positions until they mature or recover. However, fixed maturities are sold under certain circumstances such as when new information causes a change in the assessment of whether a bond will recover or perform according to its contractual terms, in response to external events (such as a merger or a downgrade) that result in investment guideline violations (such as single issuer or overall portfolio credit quality limits), in response to extreme catastrophic events (such as September 11, 2001) that result in industry or market wide disruption, or to take advantage of tender offers. Sales generate both gains and losses.

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

      At the end of each quarter, the Company's Investment Review Committee reviews all securities where market value is less than ninety percent of amortized cost for three months or more to determine whether impairments need to be taken. This committee includes the head of workouts, the head of each industry team, the head of portfolio management, and the Chief Credit Officer of Manulife. The analysis focuses on each company's or project's ability to service its debts in a timely fashion and the length of time the security has been

                       JOHN HANCOCK LIFE INSURANCE COMPANY

trading below cost. The results of this analysis are reviewed by the Credit Committee at Manulife. This committee includes Manulife's Chief Financial Officer, Chief Investment Officer, Chief Risk Officer, and Chief Credit Officer. This quarterly process includes a fresh assessment of the credit quality of each investment in the entire fixed maturities portfolio.

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

      There are a number of significant risks and uncertainties inherent in the process of monitoring impairments and determining if an impairment is other than temporary. These risks and uncertainties include (1) the risk that the assessment of an issuer's ability to meet all of its contractual obligations will change based on changes in the credit characteristics of that issuer, (2) the risk that the economic outlook will be worse than expected or have more of an impact on the issuer than anticipated, (3) fraudulent information could be provided to the Company's investment professionals who determine the fair value estimates and other than temporary impairments, and (4) the risk that new information obtained or changes in other facts and circumstances lead to change management's intent to hold the security to maturity or until it recovers in value. Any of these situations could result in a charge to earnings in a future period.

Realized Gains, Losses and Impairments on Disposals - Three Months Ended March 31, 2005

      Of the $9.9 million of realized losses on sales of fixed maturity securities for the three months ended March 31, 2005, there was a total of $0.2 million in credit losses. Most of the sales were related to general portfolio management, and the losses resulted from increasing interest rates during the period.

      The Company recorded $28.0 million of other than temporary impairments of fixed maturity securities for the three months ended March 31, 2005. These impairments relate to: a privately held pharmaceutical company ($19.8 million), private fixed maturities of a power company ($5.0 million), and private fixed maturities of a company in the resort industry ($3.2 million).

      The Company recorded losses due to other than temporary impairments of other invested assets of $13.2 million for three months ended March 31, 2005. These impairments relate to investments in: an electricity generating project ($8.9 million) and a company in the entertainment industry ($4.3 million). There were no impairments on CBO and CDO equity for the period. Equity in these CBOs and CDOs take the first loss risk in a pool of high yield debt. The total remaining carrying value was $34.1 million and $34.9 million of CBO and CDO equity as of March 31, 2005 and December 31, 2004, respectively, which is currently supported by expected cash flows.

      The Company also recognized losses on other than temporary impairments of common stock of $0.6 million for the three months ended March 31, 2005 as a result of market values falling below cost for more than six months.

      The Company recorded a net loss of $6.4 million on mortgage loans for the three months ended March 31, 2005 (which is net of $1.9 million in hedging adjustment gains). Also included in this loss is $10.0 million in impairments. These impairments relate to mortgages on a refrigeration warehouse company.

      There were also gains of $1.3 million on the sale of equity securities as part of the Company's overall investment strategy of using equity gains to offset credit losses in the long term, and gains of $2.3 million from the sale of other invested assets for the three months ended March 31, 2005. Net derivative activity resulted in a gain of $60.5 million for the three months ended March 31, 2005 resulting from a slightly larger impact from interest rate changes on the Company's fair value of hedged items in comparison to the changes in fair value of its derivatives hedging those items and the change in the fair value of derivatives that do not qualify for hedge accounting

                       JOHN HANCOCK LIFE INSURANCE COMPANY

 Liquidity and Capital Resources

      Liquidity describes the ability of a company to generate sufficient cash flows to meet the immediate capital needs to facilitate business operations. The assets of the Company include a diversified investment portfolio and investments in operating subsidiaries. The Company's cash flow consists primarily of premiums, deposits, investment income, results of its operating subsidiaries and proceeds from the Company's debt offerings offset by benefits paid to contractholders, operating expenses, policyholder dividends to its participating policyholders and shareholder dividends to its parent company. All of the outstanding common stock of John Hancock Life Insurance Company is owned by its Parent, an insurance holding company, John Hancock Financial Services, Inc.

      State insurance laws generally restrict the ability of insurance companies to pay cash dividends in excess of prescribed limitations without prior approval. The Company's limit is the greater of 10% of its statutory surplus at prior year-end or the prior calendar year's statutory net gain from operations of the Company. The ability of the Company to pay shareholder dividends is and will continue to be subject to restrictions set forth in the insurance laws and regulations of Massachusetts, its domiciliary state. The Massachusetts insurance law limits how and when the Company can pay shareholder dividends. The Company, in the future could also be viewed as being commercially domiciled in New York. If so, dividend payments may also be subject to New York's holding company act as well as Massachusetts' law. The Company currently does not expect such regulatory requirements to impair its ability to meet its liquidity and capital needs.

      Sources of cash for the Company include premiums, deposits and charges on policies and contracts, investment income, maturing investments, and proceeds from sales of investment assets. In addition to the need for cash flow to meet operating expenses, the Company's liquidity requirements relate principally to the liabilities associated with various life insurance, annuity, and structured investment products, and to the funding of investments in new products, processes, and technologies. Product liabilities include the payment of benefits under life insurance, annuity and structured investment products and the payment of policy surrenders, withdrawals and policy loans. The Company periodically adjusts its investment policy to respond to changes in short-term and long-term cash requirements and provide adequate funds to pay benefits without forced sales of investments.

      The Company's relative liquidity is reflected in its credit ratings assigned by the major credit rating agencies. At March 31, 2005, The Company's financial strength / claims paying abilities were all rated AA+ by Standard & Poor's Rating Services, a division of the McGraw-Hill Companies, Inc. (S&P), Aa3 by Moody's Investors Service (Moody's), A++ by A.M. Best Company and AA+ by Fitch Ratings (Fitch). The Company's senior unsecured debt rating was AA+ from S&P and A1 from Moody's.

      The liquidity of the Company's insurance operations is also related to the overall quality of its investments. As of March 31, 2005, $41,264.7 million, or 90.3% of the fixed maturity securities held by the Company and rated by S&P or the National Association of Insurance Commissioners were rated investment grade (BBB- or higher by S&P, Baa3 or higher for Moody's, or 1 or 2 by the National Association of Insurance Commissioners). The remaining $4,370.5 million or 9.7% of fixed maturity investments were rated non-investment grade. For additional discussion of the Company's investment portfolio see the General Account Investments section of this Management's Discussion and Analysis of Financial Condition and Results of Segment Operations.

      The Company employs an asset/liability management approach tailored to the specific requirements of each of its product lines. Each product line has an investment strategy based on the specific characteristics of the liabilities in the product line. As part of this approach, the Company develops investment policies and operating guidelines for each portfolio based upon the return objectives, risk tolerance, liquidity, and tax and regulatory requirements of the underlying products and business segments.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      The risk-based capital standards for life insurance companies, as prescribed by the National Association of Insurance Commissioners, establish a risk-based capital ratio comparing adjusted surplus to required surplus for each of the Company's United States domiciled insurance subsidiaries. If the risk-based capital ratio falls outside of acceptable ranges, regulatory action may be taken ranging from increased information requirements to mandatory control by the domiciliary insurance department. The risk-based capital ratios of all the Company and its insurance subsidiaries as of March 31, 2005, were above the ranges that would require regulatory action.

      The Company maintains reinsurance programs designed to protect against large or unusual losses. Based on the Company's periodic review of its reinsurers' financial statements, financial strength ratings and reputations in the reinsurance marketplace, the Company believes that its reinsurers are financially sound, and, therefore, that the Company has no significant exposure to uncollectible reinsurance in excess of uncollectible amounts recognized in its consolidated financial statements.

Analysis of Consolidated Statement of Cash Flows

      Net cash provided by operating activities was $ 554.9 million and $ 536.6 million for the three month periods ended March 31, 2005 and 2004, respectively. Cash flows from operating activities are affected by the timing of premiums received, fees received, investment income and the payment of policy related costs. The $ 18.3 million increase in the first three months of 2005 as compared to the same period in 2004 is largely attributable to a $ 100.6 million decrease in policyholder benefits and dividends paid, and a $ 26.8 million decrease in income taxes paid, offset by a $ 86.0 million change to other assets net of other liabilities, and a $ 25.8 million decrease in investment income received.

      Net cash provided by investing activities was $348.4 million and $ (760.0) million for the three month periods ended March 31, 2005 and 2004, respectively. Changes in the cash provided by investing activities primarily relate to the management of the Company's investment portfolios and the investment of excess capital generated by operating and financing activities. The $1,108.4 million increase in cash provided in the first three months of 2005 as compared to the same period in 2004 is largely attributable to a $ 1,075.6 million decrease in net acquisition of fixed maturity securities, a $ 227.7 million decrease in net acquisition of short-term investments and other invested assets, offset by a $
170.0 million increase in net acquisition of equity securities, and a $ 97.4 million increase in net acquisition of mortgage loans.

      Net cash provided by financing activities was $ (1,309.8) million and $
24.4 million for the three month periods ended March 31, 2005 and 2004, respectively. Changes in cash provided by financing activities primarily relate to excess deposits or withdrawals under investment type contracts, the issuance of debt and borrowings or re-payments of the Company's debt. The $ 1,334.2 million decrease in net cash provided by financing activities in the first three months of 2005 as compared to the same period in 2004 was driven by a decrease in deposits and an increase in cash payments made on withdrawals of universal life insurance and investment-type contracts totaling $ 1,133.1 million, and a decrease in funds from the issuance of consumer notes of $ 197.7 million. The Company's ability to generate customer deposits in excess of maturities and withdrawals on universal life insurance and investment-type contracts is critical to long-term growth. Withdrawals exceeded deposits by $ 1,344.8 million and by $ 211.7 million for the three months ended March 31, 2005 and 2004, respectively.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

Lines of Credit, Debt and Guarantees

      At March 31, 2005 the Company had two separate committed lines of credit: one of $500 million, through a syndication of banks including Fleet National Bank, JPMorgan Chase, Citicorp USA, Credit Suisse First Boston, The Bank of New York, Barclays, The Bank of Nova Scotia, Wachovia, Royal Bank of Canada, State Street Bank, Bank of America, Bank One, BNP Paribas, Deutsche Bank, PNC Bank, Sovereign Bank, Westdeutsche Landesbank, Comerica Bank and Northern Trust (the "external line of credit"); the second of $1.0 billion with the Company's parent, Manulife (the "Manulife line of credit"). The external line of credit agreement provides for a multi-year facility for $500 million which expires on August 3, 2005 and will not be renewed. The external line of credit is available for general corporate purposes. The external line of credit agreement has no material adverse change clause, and includes, among others, the following covenants: minimum requirements for JHFS shareholder's equity, maximum limit on the capitalization ratio and a negative pledge clause (with exceptions) as well as limitations on subsidiary debt, none of which were triggered as of March 31, 2005. The external line of credit also contains cross-acceleration provisions, none of which were triggered as of March 31, 2005. The fee structure of the external line of credit is determined by the rating levels of JHFS or the Company. To date, the Company has not borrowed any amounts under the external lines of credit as of March 31, 2005.

      The Manulife line of credit agreement provides for a 364-day credit facility for $1.0 billion. Manulife will commit, when requested, to loan funds at prevailing interest rates as determined in accordance with the line of credit agreement. Under the terms of the agreement, the Company is required to maintain certain minimum levels of net worth and comply with certain other covenants, which were met at March 31, 2005. To date, the Company has not borrowed any amounts under the external or Manulife lines of credit as of March 31, 2005.

      As of March 31, 2005, the Company had $ 664.6 million of principal and interest amounts of debt outstanding consisting of $516.4 million of surplus notes, $ 21.7 million of other notes payable, $112.8 million non-recourse debt for Signature Fruit and an Australian farm management subsidiary, and $ 13.7 million SFAS No. 133 fair value adjustment to interest rate swaps held for the surplus notes.

      In addition, the Company has outstanding $ 2,456.0 million of consumer notes which are redeemable upon the death of the holder, subject to an annual overall program redemption limitation of 1% of the aggregate securities outstanding, or an individual redemption limitation of $ 200,000 of aggregate principal, and mature at a various dates in the future. Covenants in this program include, among others, limitations on liens.

      In the course of business the Company enters into guarantees which vary in nature and purpose and which are accounted for and disclosed under accounting principles generally accepted in the U.S. specific to the insurance industry. The Company has no material guarantees outstanding outside the scope of insurance accounting at March 31, 2005.

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

      The Company's primary use of QSPEs arises in its commercial mortgage banking subsidiary. The Company's commercial mortgage banking subsidiary originates commercial mortgages and sells them to QSPEs which then issue mortgage backed securities (MBS). The Company engages in this activity to earn fees during the origination process, and to generate realized gains during the securitization process. The Company may purchase MBS from the QSPEs which buy the Company's mortgages, in order to generate net investment income. The majority of the Company's MBS portfolio was purchased from QSPEs to which the Company has not sold mortgages.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

      These QSPEs and other special purpose entities also include CDO funds the Company manages and may also invest in, which are considered variable interest entities and are discussed in detail in Note 4 - Relationships with the Variable Interest Entities in the Company's Consolidated Financial Statements in the Company's 2004 Annual Report on Form 10-K. The Company generates fee income from the CDO funds it manages, and generates net investment income from CDOs it invests in, whether it manage them or not.

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

      The Company's risk of loss from these entities is limited to its investment in them. Consolidation of unconsolidated accounts from these entities would inflate the Company's balance sheet but would not be reflective of additional risk in these entities. In each, there are no potential liabilities which might arise in the future as a result of these relationships that would not be completely satisfied by the assets of the entity involved.

      Given the historical cash flows of the Company and its current financial results, management believes that the cash flow from the operating activities over the next year will provide sufficient liquidity for its operations, its debt service obligations and other operating expenses. Although it anticipates that it will be able to meet its cash requirements, the Company can give no assurances in this regard.

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

      These forward-looking statements are subject to risks and uncertainties including, but not limited to, the risks that (1) a significant downgrade in the Company's ratings for claims-paying ability and financial strength may lead to policy and contract withdrawals and materially harm its ability to market its products; (2) new laws and regulations, including the recently enacted Sarbanes-Oxley Act of 2002, or changes to existing laws or regulations, (including, but not limited to, those relating to the Federal Estate Tax Laws and the proposed Bush Administration tax and savings initiatives), and the applications and interpretations given to these laws and regulations, may adversely affect the Company's sales of insurance and investment advisory products; (3) Massachusetts insurance law may restrict the ability of John Hancock Variable Life Insurance Company to pay dividends to us; (4) the Company faces increasing competition in its retail businesses from mutual fund companies, banks and investment management firms as well as from other insurance companies; (5) declines or increased volatility in the securities markets, and other economic factors, may adversely affect the Company's business, particularly its variable life insurance, mutual fund, variable annuity and investment business; (6) due to acts of terrorism or other hostilities, there could be business disruption, economic contraction, increased mortality, morbidity and liability risks, generally, or investment losses that could adversely affect business; (7) the Company's life insurance sales are highly dependent on a third party distribution relationship; (8) customers may not be responsive to new or existing products or distribution channels, (9) interest rate volatility may adversely affect profitability; (10) the Company's net income and revenues will suffer if customers surrender annuities and variable and universal life insurance policies or redeem shares of its open-end mutual funds; (11) the independent trustees of the Company's variable series trusts and of its mutual funds could reduce the compensation paid or could terminate the Company's contracts to manage the funds; (12) under the Plan of Reorganization, the Company was required to establish the closed block, a special arrangement for the benefit of a group of its policyholders. It may have to fund deficiencies in the closed block, and any over-funding of the closed block will benefit only the holders of policies included in the closed block, not the sole shareholder; (13) the Company faces investment and credit losses relating to its investment portfolio, including, without limitation, the risk associated with the evaluation and determination by its investment professionals of the fair values of investments as well as whether or not any investments have been impaired on an other than temporary basis; (14) the Company may experience volatility in net income due to changes in standards for accounting for derivatives and other changes; (15) the Company is subject to risk-based capital requirements and possible guaranty fund assessments; (16) it may be unable to retain personnel who are key to the business; (17) the Company may incur losses from assumed reinsurance business in respect of personal accident insurance and the occupational accident component of workers compensation insurance; (18) litigation and regulatory proceedings may result in financial losses, harm its reputation and divert management resources; (19) the Company may face unforeseen liabilities arising from its acquisitions and dispositions of businesses, and
(20) the Company may incur multiple life insurance claims as a result of a catastrophic event which, because of higher deductibles and lower limits under reinsurance arrangements, could adversely affect its future net income and financial position

      Readers are also directed to other risks and uncertainties discussed, as well as to further discussion of the risks described above, in other documents that may be filed by the Company with the United States Securities and Exchange Commission from time to time. The Company specifically disclaims any obligation to update or revise any forward-looking information, whether as a result of new information, future developments, or otherwise.

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

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit
Number            Description
------            -----------

31.1 Chief Executive Officer Certification Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 *

31.2 Chief Financial Officer Certification Pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 *

32.1              Chief Executive Officer certification pursuant to 18 U.S.C.
                  Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2              Chief Financial Officer certification pursuant to 18 U.S.C.
                  Section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002 *

----------
*     Filed herewith.

                       JOHN HANCOCK LIFE INSURANCE COMPANY

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       JOHN HANCOCK LIFE INSURANCE COMPANY


Date:  May 16, 2005                    By: /s/ STEVEN FINCH
                                           -----------------
                                           Steven Finch
                                           Senior Vice President and
                                           Chief Financial Officer